Form 10-K
period 2017-12-31
PRUDENTIAL FINANCIAL INC
filed 2018-02-16
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $46.18 billion and 427 million shares of the Common Stock were outstanding. As of January 31, 2018, 422 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2018, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2017.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) the U.S. Department of Labor’s fiduciary rules and other fiduciary rule developments, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc., a financial services leader with approximately $1.394 trillion of assets under management as of December 31, 2017, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey, and our common stock is publicly traded on the New York Stock Exchange under the ticker symbol “PRU”.

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

The results of the Closed Block, along with certain related assets and liabilities, are reported as a separate segment and treated as a divested business under Prudential Financial’s definition of adjusted operating income. The results of divested businesses are included in “Net income” in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) but are excluded from adjusted operating income. See Note 22 to the Consolidated Financial Statements for the Company’s definition of a divested business and an explanation of adjusted operating income, and see Note 12 to the Consolidated Financial Statements and “—Closed Block Division” below for more information on the Closed Block.

During the fourth quarter of 2017, we introduced a new organizational structure for our U.S. businesses that reflects our focus on leveraging our mix of businesses and our digital and customer engagement capabilities to expand our value proposition for the benefit of customers and stakeholders. This new organizational structure retains our existing segments but realigns them under new divisions. Under the new structure, our principal operations are comprised of five divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Individual Solutions division consists of our Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance segments. The Investment Management division is comprised of our Investment Management segment (formerly named the Asset Management segment). The International Insurance division continues to consist of our International Insurance segment, and the Closed Block division continues to consist of our Closed Block segment. Our Corporate and Other operations continue to include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested. There are no changes to our reporting segments nor to our measure of segment profitability as a result of the new organizational structure.

See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment.

U.S. Individual Solutions Division

The U.S. Individual Solutions division conducts its business through the Individual Annuities and Individual Life segments.

Individual Annuities Segment

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

In recent years, we have experienced a dynamic competitive landscape. We proactively monitor changes in the annuity marketplace, and continue to take actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to adjust benefits pricing and commissions as well as closing of certain share classes. We also suspended or limited additional contractholder deposits for certain variable annuities with certain optional living benefit riders. Similarly, certain of our competitors have taken actions to modify benefits, to exit, or limit their presence in, the variable annuity marketplace. We have utilized external reinsurance as a form of risk mitigation, as discussed below, and incorporated provisions in the design of certain products that allow frequent revisions of key pricing elements for new business. In addition, we continue to introduce new products to broaden our offerings and diversify our risk profile, and also continue to look for opportunities to further enhance and differentiate our current suite of products to attract new customers while managing risks and responding to market conditions and regulatory changes.

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

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. HDI v.3.0 is the most current version of our “highest daily” guaranteed living benefits. As of December 31, 2017, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. New sales of HDI v.3.0 subsequent to December 31, 2016, are not covered by this external reinsurance agreement.

In 2017, we launched the Prudential Premier® Retirement Variable Annuity with Legacy Protection Plus (“LPP”), which provides an optional enhanced death benefit based on the purchase payments rolling up at a preset rate on an annual basis until certain events occur, such as the death of the first owner (or annuitant if entity-owned) or the roll-up cap is reached. LPP cannot be elected together with any of the other optional living or death benefits we offer.

The Prudential Defined Income® (“PDI”) Variable Annuity complements the variable annuity products we offer with the highest daily lifetime income benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to purchase payment(s) paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

During the first quarter of 2018, we launched PruSecureSM, a single premium fixed index annuity, which allows the policyholder to allocate all or a portion of their account balance into an index account, such as the S&P 500. The index account provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years), subject to certain participation rates and contractual minimums and maximums. We also anticipate the launch of Guaranteed Income for Tomorrow (“GIFTSM”), a deferred income annuity, which initially will be distributed through direct response solicitation through our Group Insurance business.

For information regarding the risks inherent in our products and the mitigants we have in place to limit our exposure to these risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants.”

Marketing and Distribution

Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, banks and wirehouses, independent financial planners and, for our GIFT product, direct response solicitation through our Group Insurance business. Additionally, our variable annuity products are distributed through financial professionals, including those associated with Prudential Advisors, an affiliated broker-dealer. Our distribution efforts are supported by a network of internal and external wholesalers.

For information regarding the U.S. Department of Labor (“DOL”) fiduciary rule and its impact on our Individual Annuities segment, see “Regulation—ERISA and DOL Fiduciary Rules” below.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary sub-advisors. Additionally, we earn mortality, expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable. We also receive administrative service and distribution fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs. Our pricing is also influenced by competition and assumptions regarding contractholder behavior, including persistency (the probability that a policy or contract will remain in force), benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse or positive effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities and the fixed-rate accounts of our variable annuities based on assumed investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

Reserves

We establish reserves for our annuity products in accordance with U.S. GAAP. We use current best estimate assumptions when establishing reserves for our guaranteed minimum death and income benefits, including assumptions such as interest rates, equity returns, persistency, withdrawal, mortality and annuitization rates. Certain of the guaranteed living benefit features on our variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, mortality and expense charges. Policyholders’ account balances also include provisions for non-life contingent payout annuity benefits. For information on developments regarding statutory reserves for variable annuities, see “Regulation—U.S. Insurance Operations—State Insurance Regulation—Financial Regulation—Variable Annuities” below.

Individual Life Segment

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

Competition

The Individual Life segment competes with other large, well-established life insurance companies in a mature market. We compete primarily based on price, service, including the speed and ease of underwriting, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include the level, cost and availability of financing for statutory reserves required for certain term life insurance policies, the availability, utilization and timing of tax deductions associated with statutory reserves, product designs that impact the amount of statutory reserves and the associated tax deductions, the timing of principles-based reserving adoption, the level and volatility of interest rates, and our expense structure.

We periodically adjust product prices and features based on the market and our strategy, with a goal of managing the Individual Life business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type. These actions, and the actions of competitors, can impact our sales levels from period to period.

Products

Our primary insurance products are term life, variable life, guaranteed universal life and all other universal life, which represent 47%, 31%, 15% and 7%, respectively, of our face amount of individual life insurance in force, net of reinsurance as of December 31, 2017. We continue to maintain focus on our product diversification strategy which has positioned us to better balance portfolio risk and enhance our value proposition to our distribution partners and their clients. Additionally, most of our variable and universal life products offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements.

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

Variable Life Insurance. We offer several variable life insurance products that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Any policyholder investments in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the underlying portfolio performance risk. We also offer a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of Individual Life’s profits, however, is associated with our large in force block of variable life insurance policies which are expected to run off over time as policies age.

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

Marketing and Distribution

Individual Life provides products through the following two channels:

Third-Party Distribution. Our individual life products are offered through a variety of third-party channels, including independent brokers, wirehouses, banks, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.

Prudential Advisors. Prudential Advisors distributes Prudential universal, term and variable life insurance, variable and fixed annuities and investment products with proprietary and non-proprietary investment options, as well as selected insurance and investment products from other carriers and has access to non-proprietary property and casualty products. In addition, Prudential Advisors offers certain retail brokerage and retail investment advisory services through our dually registered broker-dealer and investment advisor, Pruco Securities, LLC. These services include brokerage accounts, discretionary and non-discretionary investment advisory programs and financial planning services. Although Prudential Advisors generates an operating loss within our Individual Life segment, it generates positive overall value when we consider the aggregate value of the business that is acquired through this channel. Individual Life is paid a market rate by the Individual Annuities and Investment Management segments to distribute their products. Any profit or loss is included in the results of the Individual Life segment and eliminated in consolidation.

For information regarding the DOL fiduciary rule and its impact on our Individual Life segment, see “Regulation—ERISA and DOL Fiduciary Rules” below.

Underwriting and Pricing

Underwriters assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We continually update our guidelines to keep pace with changes in healthcare, research, and experience. We have also introduced new underwriting approaches designed to selectively accelerate and enhance the existing underwriting process. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We price policies using assumptions for mortality and morbidity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product-generated tax deductions, as well as the level, cost and availability of financing certain statutory reserves. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves

We establish reserves for individual life products in accordance with U.S. GAAP. For term life insurance policies and other benefits with fixed and guaranteed terms, we use best estimate assumptions with provisions for adverse deviation as of inception when establishing reserves for future policyholder benefits and expenses including assumptions for mortality, investment yield, expenses, and policy persistency. We use current best estimate assumptions when establishing reserves for no lapse guarantees, which includes an assumption for future premium payments. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In certain instances, the reserves for a particular line of business may not be deficient in the aggregate, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, we record an additional liability (Profits Followed by Losses or “PFL” liability) in an amount necessary to sufficiently offset the losses that would be recognized in later years. For variable and universal life insurance policies, we establish liabilities for policyholders’ account balances. These liabilities represent cumulative deposits plus credited interest, less withdrawals, and expense and cost of insurance charges, as applicable. Policyholders’ account balances also include unearned revenue reserves calculated based on current best estimate assumptions. For a discussion of developments regarding principles based reserving for statutory reserves, see “Regulation—U.S. Insurance Operations—State Insurance Regulation—Financial Regulation—Insurance Reserves and Regulatory Capital,” and for a discussion of our statutory life product reserves and reserve financing see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Financing Activities—Term and Universal Life Reserve Financing.”

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

U.S. Workplace Solutions Division

The U.S. Workplace Solutions division conducts its business through the Retirement and Group Insurance segments.

Retirement Segment

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors. Our full service business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investments. We service defined contribution, defined benefit and non-qualified plans. For clients with combinations of these plans, we offer integrated recordkeeping services. We also provide certain brokerage services through our broker-dealer, Prudential Investment Management Services LLC, and trust services through Prudential Bank & Trust, FSB (“PB&T”), a limited purpose trust-only institution. Our institutional investment products business includes both payout annuity and stable value products. Payout annuities include pension risk transfer products, structured settlements and other group annuities for defined contribution plans, defined benefit plans, non-qualified plans and individuals. Stable value products include investment-only wraps, guaranteed investment contracts (“GICs”) and funding agreements.

Competition

The Retirement segment competes with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions. In our full service business, we compete primarily based on pricing, the breadth of our service and investment offerings, the expertise of our employees, investment performance and our ability to offer product features to meet the retirement income needs of our clients. We collect revenue based on assets or per participant charges for plan administration, recordkeeping and employee education services. While we continue to have heightened pricing pressures, driven by competition, contractual limits on fee income, the influence of intermediaries and regulations requiring more standard and consistent fee disclosures across industry providers, this business has experienced strong persistency in recent years.

In our institutional investment products business, we compete primarily based on our pricing and structuring capabilities, as well as our ability to offer innovative product solutions and successfully execute large-scale transactions. Sales of institutional investment products are affected by competitive factors such as investment performance, company credit and financial strength ratings, product design, marketplace visibility, distribution capabilities, fees, crediting rates and customer service. We are a leader in providing innovative pension risk management solutions to plan sponsors and in the stable value wrap market. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise.

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

We also offer fee-based products, through which customer funds are held in separate accounts, retail mutual funds, institutional funds or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate guarantee backed by the general account. Additionally, we offer guaranteed minimum withdrawal benefits associated with certain defined contribution accounts and manage certain of the related risks with derivatives and other hedging instruments.

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

Payout Annuity Markets. We offer products designed to provide a predictable source of monthly income, generally for the life of the participant. Our pension risk transfer products include portfolio-protected products and a longevity reinsurance product. Our portfolio-protected products are non-participating group annuity contracts which we issue to pension plan sponsors and assume all of the investment and actuarial risk associated with a group of specified participants within a plan in return for a premium typically paid as a lump sum at inception. These products have economic features similar to our other general account annuity contracts, discussed below, but may also offer the added protection of an insulated separate account. Our longevity reinsurance product is a reinsurance contract from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties, typically with monthly net settlements of premiums and benefits. As of December 31, 2017, our pension risk transfer business in force had an approximate average age of 76 years.

Other products include structured settlements, voluntary income products and other group annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. For our general account products, we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits reflect the emerging experience related to investment returns, timing of mortality, timing of retirement and the level of expenses being more or less favorable than assumed in the original pricing. Our separate account products are primarily fee-based products that cover payments to be made to defined benefit plan retirees. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract.

Stable Value Markets. We manufacture investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary stable value product offerings are investment-only wraps through which customers’ funds are held in a client-owned trust. These are participating contracts for which investment results pass through to the customer, subject to a minimum interest rate guarantee backed by the general account, and we earn fees for providing this guarantee. For contracts currently in force, the minimum interest rate has a floor of zero percent. The fees we earn for providing this guarantee may be reset as defined by the underlying contracts. Contractholders are provided with proprietary and non-proprietary fund investment alternatives.

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

For information regarding the DOL fiduciary rule and its impact on our Retirement segment, see “Regulation—ERISA and DOL Fiduciary Rules” below.

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

Reserves

We establish reserves for our retirement products in accordance with U.S. GAAP. We use best estimate assumptions with provisions for adverse deviation as of inception or best estimate assumptions as of the most recent loss recognition event when establishing reserves for future policyholder benefits and expenses, including assumptions for investment yield, expenses, mortality rates, persistency and retirement. Future policyholder benefit reserves also include amounts related to deferred profit liabilities, where applicable. We also establish liabilities for policyholders’ account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates. Policyholders’ account balances also include provisions for non-life contingent payout annuity benefits.

Group Insurance Segment

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

Competition

We are a provider of both group life and disability insurance, and compete with other large, well-established life and health insurance providers in mature U.S. markets. We compete primarily based on brand recognition, service capabilities, customer relationships, financial strength, range of product offerings and price. Pricing of group insurance products is reflective of the large number of competitors in the marketplace. The majority of our premiums are derived from large corporations, affinity groups or other organizations having over 5,000 insured individuals, which we refer to as the National segment. We are also seeking to grow our client base with institutions that have between 100 and 5,000 individuals, which we refer to as the Premier segment. Employee-paid (voluntary) coverage is important as employers attempt to control costs and shift benefit decisions and funding to employees who continue to value benefits offered at the workplace. Our profitability is dependent, in part, on the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

Products

Group Life Insurance. Our portfolio of group life insurance products consists of employer-paid (basic) and employee-paid coverages, including term life insurance for employees and employees’ dependents, and group universal life insurance. We offer group variable universal life insurance, basic and voluntary accidental death and dismemberment insurance, a critical illness product and an accident insurance product. Many of our employee-paid coverages allow employees to retain their coverage when they change employers or retire. We also offer waiver of premium coverage where required premiums are waived in the event the insured suffers a qualifying disability.

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

Reinsurance

We use reinsurance primarily to limit losses from large claims, and in response to client requests. We may from time to time also use reinsurance for capital management purposes. We remain liable if a third-party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor concentration of counterparty risk to mitigate this exposure.

Investment Management Division

The Investment Management division conducts its business through the Investment Management segment.

Investment Management Segment

The Investment Management segment provides a broad array of investment management and advisory services by means of institutional portfolio management, retail funds management, private lending and asset securitization activity and other structured products. These products and services are provided to third-party clients and to other Prudential businesses. We also invest in asset management and investment distribution businesses in targeted countries, including through investments in operating joint ventures, to expand our mass affluent customer base outside the U.S. and to increase our global assets under management.

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

Competition

The Investment Management segment competes with numerous asset managers and other financial institutions. For our investment management products, we compete based on a number of factors, including investment performance, strategy and process, talent, organizational stability and client relationships. We offer products across multiple asset classes, with specialized investment teams that employ approaches designed to add value in each product area or asset class. Our organizational stability and robust institutional and retail businesses have helped attract and retain talent critical to delivering investment results for clients. Our private placement and commercial mortgage businesses compete based on price, terms, execution and the strength of our relationship with the borrower. Competition will vary depending on the product or service being offered.

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

Quantitative Management Associates, a PGIM Company. Quantitative Management Associates LLC, a wholly-owned registered investment adviser, provides discretionary and non-discretionary asset management services to a wide range of clients by managing a broad array of publicly-traded equity asset classes using various investment styles. Quantitative Management Associates manages equity and asset allocation portfolios for institutional and sub-advisory clients, including mutual funds, using proprietary quantitative processes tailored to meet client objectives.

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

PGIM Investments. PGIM Investments manufactures, distributes and services investment management products primarily utilizing proprietary asset management expertise in the U.S. retail market. These products are designed to be sold primarily by financial professionals including third-party advisors and licensed sales professionals within Prudential Advisors. We offer a family of retail investment products consisting of over 70 mutual funds as of December 31, 2017. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

PGIM Global Partners. PGIM Global Partners operates an asset management business in Taiwan and has interests in asset management operating joint ventures in Brazil, India and Italy, which are accounted for under the equity method. Each of these businesses offers mutual funds and serves individual and institutional investors and clients.

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

Marketing and Distribution

We provide investment management services for our institutional customers through a proprietary sales force organized by each investment management business. Each business has an independent marketing and service team working with clients. Institutional asset management services are also offered through the Retirement segment.

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

For information regarding the DOL fiduciary rule and its impact on our Investment Management segment, see “Regulation—ERISA and DOL Fiduciary Rules” below.

International Insurance Division

The International Insurance division conducts its business through the International Insurance segment.

International Insurance Segment

Our International Insurance segment manufactures and distributes individual and group life insurance, retirement and related products, including certain health and personal accident products with fixed benefits. We provide these products to the mass affluent and affluent markets through our Life Planner operations in Japan, Korea and other countries outside the U.S., including Taiwan, Italy, Brazil, Argentina, Poland and Mexico. We also provide similar products to the broad middle income and mass affluent markets across Japan through multiple distribution channels including banks, independent agencies and Life Consultants associated with our Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) operations.

For the year ended December 31, 2017, our Life Planner and Gibraltar Life operations in Japan represented 37% and 49%, respectively, of the net premiums, policy charges and fee income of the International Insurance segment and, in aggregate, represented 37% of the net premiums, policy charges and fee income of Prudential Financial, translated on the basis of weighted average monthly exchange rates.

In addition to the operations discussed above, we continue to seek opportunities for expansion into targeted countries with attractive markets and long-term growth potential, as well as opportunities to go deeper into countries where we already have a presence. When entering these markets, we often do so with a partner that may offer expertise, distribution capabilities or an existing footprint in the targeted market. As of December 31, 2017, we have a 40% interest in a retirement services business in Chile, a 70% interest in a life insurance business in Malaysia, a 49% interest in a life insurance joint venture in India and a 49% interest in a life insurance joint venture in Indonesia. The joint venture in Indonesia was entered into in 2017 with CT Corp and is expected to take a multi-product and multi-channel distribution approach. In April 2017, we completed the purchase of a group life insurance business from Itaú Unibanco S.A., which provides group life and personal accident insurance products to corporate clients through a network of third-party brokers in Brazil. In June 2017, LeapFrog Strategic African Investments (“LSAI”), a fund in which we are the primary investor, signed an agreement to acquire a minority interest in Enterprise Group Limited and affiliates (“Enterprise Group”). Enterprise Group offers financial services including life insurance and pensions for emerging markets consumers in Ghana. This transaction closed in August 2017.

We also regularly review our existing international businesses and may seek to exit an operation if it is determined that it no longer aligns with our broader international strategy. In January 2018, we entered into a definitive agreement to sell our Pramerica of Poland subsidiary. The transaction is expected to close in 2018, subject to regulatory approvals and customary closing conditions.

We manage each operation on a stand-alone basis through local management and sales teams, with oversight by senior executives based in Newark, New Jersey and outside the United States. Each operation has its own marketing, underwriting, claims, investment management and actuarial functions. In addition, significant portions of the general account investment portfolios are managed by our Investment Management segment, primarily through international subsidiaries. Our operations generally invest in local currency denominated securities, primarily bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that also include U.S. dollar-denominated investments, in large part to support products issued in U.S. dollars and as part of our foreign exchange hedging strategy. Our Gibraltar Life operations also have Australian dollar-denominated investments that support products issued in that currency.

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

Products

Our international insurance operations have a diversified product mix, primarily emphasizing death protection while supporting the growing demand for retirement and savings products. Outside of Japan, our products are generally denominated in local currency. Within Japan, as a result of both the continued low interest rate environment and fluctuating currency markets, there has been a shift in demand for certain products, particularly for those denominated in U.S. dollars, which currently comprise a significant portion of new sales. In addition, we regularly examine our product offerings and particularly in Japan have taken specific actions to reprice or, in some cases, suspend sales of products that are most affected by such factors, including low interest rates.

We classify our products into four general categories: life insurance protection, retirement, annuity and accident & health, which represented 62%, 19%, 13% and 6%, respectively, of full year 2017 annualized new business premiums on a constant exchange rate basis. Each product category is described below:

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

Annuity Products. Annuity products are primarily represented by U.S. and Australian dollar-denominated fixed annuities sold by our Gibraltar Life operations in Japan and Korean won- and U.S. dollar-denominated variable annuities sold by our Life Planner operation in Korea. Sales and surrenders of non-yen products can be sensitive to foreign currency relationships which are impacted by, among other things, the comparative interest rates in the respective countries. Most of our fixed annuity products impose a market value adjustment if the contract is not held to maturity.

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

Life Planners. Our Life Planner model differentiates us from competitors in the countries where we do business by focusing on selling protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. We believe that our recruiting and selection process, training programs and compensation packages are key to the Life Planner model and have helped our Life Planner operations achieve higher levels of agent retention, agent productivity and policy persistency. The attributes considered when recruiting new Life Planners generally include but are not limited to: university or college degree, no prior life insurance sales experience, a minimum of two years of sales or sales management experience, and a pattern of job stability and success. The number of Life Planners as of December 31, 2017 and 2016, was 7,831 and 7,680, respectively.

Life Consultants. Our Life Consultants are the proprietary distribution force for products offered by our Gibraltar Life operations. Their focus is to provide individual protection products to the broad middle income market, primarily in Japan, particularly through relationships with affinity groups. Our Life Consultant operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. The number of Life Consultants in Japan as of December 31, 2017 and 2016, was 8,326 and 8,884, respectively.

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

Pricing of products is designed to achieve a targeted rate of return for each country, taking into account the country-specific costs of capital, risks, and competitive environment. The profitability of our products is impacted both positively and negatively by differences between actual mortality, morbidity, expense, and investment experience and the related assumptions used in pricing these policies. As a result, the profitability of our products can fluctuate from period to period. Interest rates guaranteed at issue under our insurance contracts may exceed the rates of return we earn on our investments and, as a result, we may experience negative spreads between the rate we guarantee and the rate we currently earn on investments. Additionally, profitability within any reporting period may also be affected by seasonal factors, such as common retirement dates for members of specific customer groups in the second quarter of each year, or the timing of new product introductions, sales campaigns and premium rate changes. Changes in local tax laws may also affect profitability.

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

Reinsurance

International Insurance reinsures portions of its insurance risks, primarily mortality, with both selected third-party reinsurers and Prudential Insurance. International Insurance may from time to time also reinsure risks to other affiliates. We remain liable if a third-party reinsurer is for some reason unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of credit risk to mitigate this exposure.

Corporate and Other Operations

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

Corporate Operations

Corporate Operations consist primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders; (7) a life insurance joint venture and an asset management joint venture in China; (8) our Capital Protection Framework, discussed below; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Insurance segment; (10) the impact of intercompany arrangements with our Retirement and Investment Management segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

Corporate Operations include certain results related to our Capital Protection Framework (“the Framework”), which we employ as part of our capital management strategy. The Framework addresses the potential capital consequences under a range of market related stresses and the strategies we use to mitigate them. For additional information on our Capital Protection Framework, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Capital Protection Framework.”

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

Closed Block Division

In connection with the demutualization in 2001, we ceased offering domestic participating individual life insurance and annuity products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets to be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of assets that were expected to generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all policyholder benefits, expenses and taxes, and to provide for the continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continued. No policies sold after demutualization have been added to the Closed Block, and its in force business is expected to decline as we pay policyholder benefits in full.

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

Prudential Insurance reinsures substantially all of the outstanding liabilities of the Closed Block into a statutory guaranteed separate account of a wholly-owned subsidiary, Prudential Legacy Insurance Company of New Jersey (“PLIC”), primarily on a coinsurance basis.

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

Since 2004, we have had an agreement with Prudential plc of the United Kingdom (“U.K.”), with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” The agreement restricts use of the “Prudential” and “Pru” name and mark in a number of countries outside the Americas, including Europe and most parts of Asia. Where these limitations apply, we combine our “Rock” symbol with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system and not necessarily our shareholders or debt holders. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks applicable to our businesses in the U.S. and internationally, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) discussed below. In addition, we cannot predict how current or future initiatives will impact these existing laws, regulations and regulatory frameworks.

In our international businesses, regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability. In some instances, regulators may impose different, or more rigorous laws and requirements than in the U.S. to protect policyholders or their financial system from perceived systemic risk, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy. In addition, certain of our international operations face political, legal, operational and other risks that we do not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, nationalization or expropriation of assets, price controls and currency exchange controls or other restrictions that limit our ability to transfer funds from these operations out of the countries in which they operate or to convert local currencies we hold into U.S. dollars or other currencies. Some jurisdictions in which we operate joint ventures restrict our maximum percentage of ownership, which exposes us to additional operational, compliance, legal and joint venture partner risks and limits our array of potential remedies in the event of a breach by a partner.

The primary regulatory frameworks applicable to the Company are described further below under the following section headings:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act

•	ERISA and DOL Fiduciary Rules

•	U.S. State Insurance Holding Company Regulation

•	U.S. Insurance Operations

◦	State Insurance Regulation

◦	U.S. Federal and State Securities Regulation Affecting Insurance Operations

•	International Insurance Regulation

•	U.S. Investment and Retirement Products and Investment Management Operations

•	U.S. Securities and Commodity Operations

•	International Regulation of Non-Insurance Operations

•	Derivatives Regulation

•	Privacy and Cybersecurity Regulation

•	Anti-Money Laundering and Anti-Bribery Laws

•	Environmental Laws and Regulations

•	Unclaimed Property Laws

•	Taxation

◦	U.S. Taxation

◦	International Taxation

•	International and Global Regulatory Initiatives

Several of our domestic and foreign regulators, including the Board of Governors of the Federal Reserve System (“FRB”) and the New Jersey Department of Banking and Insurance (“NJDOBI”), participate in an annual supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile. The most recent supervisory college was held in October 2017.

 Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank subjects us to substantial federal regulation, primarily as a non-bank financial company (a “Designated Financial Company”) designated for supervision by the FRB, as discussed below. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including buying back shares or paying dividends.

Initiatives Regarding Dodd-Frank and Financial Regulation

In November 2017, the U.S. Department of the Treasury released a report titled “Financial Stability Oversight Council Designations,” with recommendations on the Financial Stability Oversight Council’s (the "Council") standards and processes for the designation and continued designation of Designated Financial Companies. The Treasury was directed by President Trump in an April 2017 memorandum to review the process and issue the report. The report recommends, among other things, prioritizing an activities-based approach over the use of individual company designations, enhancing coordination and engagement with primary insurance regulators at the state level, and improving the analysis used to support determinations.

In October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance.” The Treasury was directed by President Trump in a February 2017 executive order to review the regulation of the financial system and issue the report. The report identifies laws, regulations and other requirements that promote or inhibit certain core principles of financial regulation that are outlined in the order. Among other things, the report recommends that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirms the role of the U.S. state-based system of insurance regulation. In addition, the report supports current efforts at the DOL to reexamine, and delay full implementation of, the fiduciary rules, and encourages the DOL and the U.S. Securities and Exchange Commission (“SEC”) to work with state insurance regulators to evaluate the impacts of the fiduciary rules across markets.

In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which, if enacted, would amend certain provisions of Dodd-Frank, including the authority of the Council to designate non-bank financial companies for enhanced supervision by the FRB. In addition, from time to time other legislation aimed at limiting Dodd-Frank has been proposed.

We cannot predict whether the Treasury reports, the Financial CHOICE Act or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company, or lead to the removal of the Company’s Designated Financial Company status.

Regulation as a Designated Financial Company

Dodd-Frank established the Council, which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB if the Council determines that either (i) material financial distress at the Company, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the Company’s activities, could pose a threat to domestic financial stability. Prudential Financial has been a Designated Financial Company since September 2013 under the first criterion. Under Dodd-Frank the Council is required to reevaluate this designation at least annually. The Council last voted to maintain Prudential Financial’s designation in December 2015, and our designation is currently being reevaluated.

Thus far the FRB has focused its general supervisory authority over us in several areas, including oversight of our capital planning and risk management processes, model governance and validation, liquidity management, compliance, information and technology security, and resolution and recovery planning.

As a Designated Financial Company, the Company is, or may become, subject to the following standards (many of which are the subject of ongoing rule-making as described below), among others:

•
Capital, leverage and liquidity requirements. Dodd-Frank requires the FRB to establish requirements and limitations relating to capital, leverage and liquidity. The FRB issued an advance notice of proposed rulemaking in June 2016 regarding approaches to minimum regulatory capital requirements, but otherwise has taken no public action.

•
Corporate governance, risk management and liquidity risk requirements. The FRB issued a proposed rule in June 2016 that would apply consistent liquidity risk, corporate governance, and risk-management standards to Designated Financial Companies, but has not issued a final rule.

•
Stress testing. Dodd-Frank requires us to be subject to stress tests to be promulgated by the FRB. Under FRB rules, Designated Financial Companies must comply with these requirements in the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date.

•	Early remediation. The FRB is required under Dodd-Frank to prescribe regulations for the establishment of an “early remediation” regime for the financial distress of Designated Financial Companies.

•
Resolution planning. We are required to submit to the FRB and Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, a plan for rapid and orderly resolution in the event of severe financial distress. We submitted our last resolution plan in December 2015. In July 2017, the FRB and the FDIC announced that the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018. If the FRB and the FDIC were to jointly determine that our 2015 resolution plan, or any future resolution plan, is not credible or would not facilitate an orderly resolution of the Company under applicable law, and the Company is unable to remedy the identified deficiencies in a timely manner, the regulators may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require us to divest assets. The FRB and FDIC have thus far issued no comments on our 2015 resolution plan.

•
Recovery planning. We are also required to submit to the FRB a recovery plan that describes the steps that the Company could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios. We submitted our first recovery plan in 2016. We are scheduled to submit our next recovery plan in June 2019.

•
Credit exposure limits. Dodd-Frank requires the FRB to promulgate regulations that would prohibit Designated Financial Companies from having a credit exposure to any unaffiliated company in excess of 25% of the Designated Financial Company’s capital stock and surplus. The FRB has not proposed any such rule.

•	Acquisitions. As a Designated Financial Company, we must seek pre-approval from the FRB for the acquisition of specified interests in certain companies engaged in financial activities.

•
Recommendations to other regulators. The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in.

•
Activities based capital requirements. As a Designated Financial Company, we could be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

ERISA and DOL Fiduciary Rules

The Employee Retirement Income Security Act (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

DOL Fiduciary Rules and Other Fiduciary Rules Developments

In April 2016, the DOL issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under ERISA (collectively, the “Rules”). The Rules redefine who is considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that investment advice to a plan participant or IRA owner will be treated as a fiduciary activity. The Rules became applicable, in part, on June 9, 2017 and the remainder of the Rules will become applicable on July 1, 2019. In November 2017, the DOL announced an 18-month extension of the previous January 1, 2018 applicability date for the remainder of the Rules in order to give the DOL the time necessary to consider public comments received in response to a DOL request for information (as further described below), including whether changes and alternatives to the Rules would be appropriate.

In February 2017, President Trump directed the DOL to examine the Rules to determine whether they may adversely affect access to retirement information and advice and, if so, to issue a proposed rule rescinding or revising the Rules. In connection with the ongoing examination of the Rules as directed by President Trump, the DOL issued a request for information seeking public comment on the Rules. In addition, the Secretary of Labor has stated that he will seek to engage with the SEC on the Rules. In June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. The National Association of Insurance Commissioners (“NAIC”) has also formed an Annuity Suitability Working Group, which is considering the development of enhanced standards for the sale of annuities. In addition, in December 2017, the New York State Department of Financial Services (“NY DFS”) proposed amendments to its suitability regulations which, if enacted, would impose a best-interest standard to the sale of all annuity and life insurance products in New York, and other state regulators and legislatures have adopted or are considering adopting best interest standards. We cannot predict what impact these developments will have on the Rules and their application to our products or on the standard of conduct applicable to some of our businesses.

We believe the Rules primarily impact our Individual Annuities, Retirement and Investment Management segments and our Prudential Advisors distribution system, which we include in the results of our Individual Life segment. Overall, the Rules have resulted in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. In addition, we have experienced a decline in sales in our annuities business, which may continue. Significant aspects of the Rules and their impact on our businesses include the following:

• Prudential Advisors. We have taken the steps we believe are necessary to comply with the part of the Rules currently in effect which pertains to the “best interest contract exemption” for investment advice concerning retirement plans and IRAs, including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules have also resulted in changes to compensation and benefit structures, and our product offerings. The Rules impose compliance requirements and may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. Unless revised, one of the parts of the Rules scheduled to become applicable in 2019 requires a financial institution, if it wishes to rely on the best interest contract exemption in the Rules, to enter into a contract with each customer to whom “investment advice” is given. This contract must provide, among other things, for a new private right of action that may result in additional damages and liability.
•Annuities. In response to the Rules becoming effective, certain distributors restricted the sale of certain types of annuities. During the delay of certain requirements until July 2019, all qualified sales of variable and fixed annuities are generally subject to the same “impartial conduct standards” under the Rules. If the Rules become effective in their current form, following the July 2019 effective date, sales of variable annuities by our retail distributors, including Prudential Advisors, would only be permitted pursuant to the best interest contract exemption described above, while sales of certain fixed annuities would be permitted pursuant to the best interest contract exemption or a separate exemption. In addition, in some instances we are altering our product design, offerings or pricing to meet the needs of certain distributors to support their compliance with the Rules. We are also monitoring and limiting certain wholesaling and other sales support and customer service activities to continue not to be classified as a fiduciary under the Rules.
•Retirement. We have made certain changes to the asset allocation tools available for use by participants in defined contribution plans, which may include illustrations based on specific investments, so that the tools should not fall within the definition of acting as a fiduciary for plan clients. We have instituted processes for IRA offerings to comply with the new best interest contract exemption referred to above in connection with recommendations to plan participants to roll assets over to an IRA or retain them in their employer’s retirement plan. In addition, we have taken certain actions with sponsors and intermediaries for plans with less than $50 million in assets to continue not to be classified as a fiduciary under the Rules. Historically, the substantial majority of our earnings in the Retirement business have not come from IRA offerings, asset retention and consolidation activities, and plans with less than $50 million in assets.
•Investment Management. In some instances we have altered our product design, offerings or pricing in order to meet the needs of certain distributors of mutual funds to support their compliance with the Rules. We are also monitoring and limiting certain wholesaling and other sales support and customer service activities to continue not be classified as a fiduciary under the Rules.

The Rules have had an impact on our business as described above, and any revised Rules or additional standards developed by the DOL, the SEC or the NAIC and state regulators may further affect our business, results of operations, cash flows and financial condition.

Outside the U.S., in 2017 the Japanese Financial Services Agency (“FSA”) announced the “Principles of Fiduciary Duty,” a set of recommended general principles for businesses to adopt when performing client related financial services. The principles have been adopted by The Prudential Life Insurance Company Ltd. (“Prudential of Japan”), Gibraltar Life, and Prudential Gibraltar Financial Life Insurance Company, Ltd. (“PGFL”). The FSA encourages voluntary adoption of these fiduciary principles as a best practice, but adoption is not required by regulation. Companies’ policies regarding their fiduciary duties can be tailored based on their specific business, such as target clients and complexity of products. Once companies adopt the principles and establish a policy, they are required to implement measures to ensure their employees fulfill their fiduciary duties, and periodically assess the measures’ effectiveness. The principles or further regulatory developments may impact our business, results of operations, cash flows and financial condition.

U.S. State Insurance Holding Company Regulation

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

Group-Wide Supervision

NJDOBI has acted as the group-wide supervisor of Prudential Financial since 2015 pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups. The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about the Company’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

The NAIC has promulgated model laws for adoption in the United States that would provide for group-wide supervision of certain insurance holding companies in addition to the current regulation of insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies.

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

The NAIC has formed a working group to develop a U.S. group capital calculation using an RBC aggregation methodology. In constructing the calculation the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”).

The NAIC has also established a new initiative to develop a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity, resolution and recovery, capital stress testing, and counterparty exposure and concentration. We cannot predict what, if any, additional requirements and compliance costs any new group-wide standards will impose on Prudential Financial.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2016, as part of the normal five year examination, NJDOBI, along with the insurance regulators of Arizona, Connecticut and Indiana commenced a coordinated risk-focused financial examination for the five year period ended December 31, 2016, covering Prudential and all of its subsidiaries in connection with NJDOBI’s role as group-wide supervisor. We expect the exam to be completed in 2018.

U.S. Insurance Operations

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

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: (1) licensing to transact business; (2) licensing agents; (3) admittance of assets to statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms; (6) regulating unfair trade and claims practices; (7) establishing reserve requirements and solvency standards; (8) fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulating the type, amounts and valuations of investments permitted; (10) regulating reinsurance transactions, including the role of captive reinsurers; and (11) other matters.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business in accordance with accounting practices and procedures prescribed or permitted by these departments. The operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.

Financial Regulation

Dividend Payment Limitations. New Jersey insurance law and the insurance laws of the other states in which our insurance companies are domiciled regulate the amount of dividends that may be paid by Prudential Insurance and our other U.S. insurance companies. See Note 15 to the Consolidated Financial Statements for additional information.

Risk-Based Capital. We are subject to risk-based capital (“RBC”) requirements that are designed to enhance regulation of insurers’ solvency. The RBC calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.

The NAIC’s Investment Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets including expanding, for RBC purposes, the current NAIC designations from six to twenty. Additional adjustments to the RBC calculation are also under consideration by the NAIC, including new charges for longevity risk and operational risk. Due to the ongoing nature of the NAIC’s activities regarding RBC, we cannot determine the ultimate timing of these changes or their impact on RBC or on our financial position.

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

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three-year phase-in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, but must be applied for all new individual life business issued January 1, 2020 and later. The Company may select different implementation dates for different products. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. During 2017, the Company adopted principles-based reserving for its guaranteed universal life products and introduced updated versions of these products that are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under Actuarial Guideline No. 48 (“AG 48”). AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be cash and rated securities, and the portion that may be financed or supported by other assets. The Credit for Reinsurance Model Law and the Term and Universal Life Insurance Reserving Financing Model Regulation, which are consistent with AG 48, will replace AG 48 in a state upon the state’s adoption of the model law and regulation. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings, such as term and variable life insurance.

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

Captive Reinsurance Companies. We have used captive reinsurance subsidiaries to finance the portion of the statutory reserves for term and universal life policies that we consider to be non-economic. If we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory changes or otherwise, this could require us to increase prices, reduce our sales of certain life products, or modify certain products, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Financing Activities—Term and Universal Life Reserve Financing” for a discussion of our life product reserves and reserve financing.

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

In December 2017, the NAIC exposed for public comment proposed recommendations and revisions to the current Actuarial Guideline No. 43 (“AG 43”) and RBC “C-3 Phase II” framework applicable to variable annuities reserve and capital requirements.  Proposed changes include: (i) aligning economically-focused hedge assets with liability valuations; (ii) reforming standard scenarios for AG 43 and C3 Phase II; (iii) revising asset admissibility for derivatives and deferred tax assets; and (iv) standardizing capital market assumptions and aligning total asset requirements and reserves. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to predict the timing of any new rules or their expected effects on our business. If applicable insurance laws are changed in a way that impairs our ability to write variable annuities and efficiently manage their associated risks, we may need to increase prices or modify our products, which could also adversely affect our competitiveness, capital and financial position and results of operations.

During 2016, we recaptured the risks related to our variable annuities living benefit riders and certain retirement products that were previously reinsured to our captive reinsurance company in a series of transactions we collectively refer to as the “Variable Annuities Recapture.” While we completed the Variable Annuities Recapture in advance of definitive guidance from the NAIC's Variable Annuities Framework for Change, we believe the Variable Annuities Recapture is reasonably aligned with the key concept changes planned under the framework.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the line of business written by all member insurers in the state. Many states offer a reimbursement of such assessments in the form of credits against future years’ premium taxes. For the years ended December 31, 2017, 2016 and 2015, we paid $12.6 million, $1.5 million and $0.6 million, respectively, in assessments pursuant to state insurance guaranty association laws. The 2017 assessments reflected the Penn Treaty Network America Insurance Company insolvency, which was liquidated on March 1, 2017. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves totaling approximately $35.4 million as of December 31, 2017, for future assessments relating to insurance companies that are currently subject to insolvency proceedings including Penn Treaty Network America Insurance Company, Executive Life of California and Lincoln Memorial Life Insurance Company.

In 2017, the NAIC approved amendments to the Life and Health Insurance Guaranty Association Model Act to address issues relating to long-term care insurance-related insolvencies. The amendments will spread costs from future long-term care insurance-related insolvencies across the entire health and life insurance industry, resulting in increased assessments for life insurers. The amended model law will become applicable to us as it is adopted by each state. Prior insolvencies will not be included under these amendments. Given our current market share of the impacted lines of business, we expect our cost related to future insolvencies, net of premium tax credits available under current state laws, would be a small percentage of the gross industry liability.

U.S. Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance, variable annuity and mutual fund products generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Certain of our insurance subsidiaries are subject to SEC public reporting and disclosure requirements based on offerings of these products. Federal and some state securities regulation similar to that discussed below under “—Investment Products and Investment Management Operations” and “—Securities and Commodities Regulation” affect investment advice, sales and related activities with respect to these products.

Our mutual funds, and in certain states our variable life insurance and variable annuity products, are also “securities” within the meaning of state securities laws. As securities, these products are subject to filing and certain other requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

Federal Insurance Office

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council, monitoring the insurance sector and representing the U.S. on prudential aspects of international insurance matters, including at the IAIS.

International Insurance Regulation

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and the Japanese FSA, the financial services regulator in Japan. In addition to Japan, we operate insurance companies in Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland and have insurance operations in China, India, Indonesia and Malaysia through joint ventures, and in Ghana through a strategic investment. The insurance regulatory bodies for these businesses typically oversee such issues as: (1) company licensing, (2) the licensing of insurance sales staff; (3) insurance product approvals; (4) sales practices; (5) claims payment practices; (6) permissible investments; (7) solvency and capital adequacy; and (8) insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses. Finally, insurance regulatory authorities in the various jurisdictions in which our insurance companies are domiciled, including Japan, must approve any change of control of Prudential Financial or the insurance companies organized under their laws.

Solvency Regulation

In order to monitor insurers’ solvency, regulatory authorities in the jurisdictions in which we operate outside the U.S. generally establish some form of minimum solvency requirements for insurance companies, similar in concept to the RBC ratios that are employed by U.S. insurance regulators. These solvency ratios are used by regulators to assess the sufficiency of an insurer’s capital and claims-paying ability and include the impact of transactions with affiliated entities. Certain jurisdictions require the disclosure of solvency ratios to the public. Insurers that have lower solvency ratios than the regulators require are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.

Changes in solvency regulation from jurisdiction to jurisdiction may arise based on the regulatory standards developed by the Financial Stability Board (“FSB”), IAIS or authorities in the U.S. or the European Economic Area (“EEA”). FSB and IAIS developments are described below under “—International and Global Regulatory Initiatives.”

 Japan Capital and Solvency Regulation. Our Japan insurance operations are subject to a consolidated basis capital standard known as the Solvency Margin Ratio framework (“SMR”). This standard prescribes the manner in which an insurance company’s capital is calculated and is meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. In 2016, the FSA conducted a field test of a potential market based alternative to the SMR framework that closely aligned with components of the IAIS‘s risk-based Global Insurance Capital Standard (“ICS”), which is described below under “—Other International and Global Regulatory Initiatives.” The FSA may continue to explore potential alternatives or revisions to the existing SMR framework. We cannot predict whether changes to the SMR will be adopted, or if they will result in additional capital requirements and compliance costs.

Korea Accounting Standards, Capital and Solvency Regulation. In 2017, the International Accounting Standards Board (“IASB”) released a new International Financial Reporting Standard (“IFRS”) for accounting for insurance contracts that will go into effect in 2021 in Korea and in certain other jurisdictions where we operate. Korea’s Financial Supervisory Service and Financial Services Commission announced plans to enhance the liability adequacy test in June 2017 as part of its adoption effort. The enhancements require life insurers to set aside additional policy reserves in phases from December 2017 to 2020 to support the transition to IFRS, which is expected to lead to an increase in the level of reserves insurers must hold. In Japan, changes in IFRS do not currently impact our operations as they are not required to report under IFRS.

Our Korea insurance operation is subject to RBC requirements that are based in part on financial statements prepared in accordance with current accounting requirements. In 2017, the Financial Supervisory Service (“FSS”) of Korea conducted a field test of a potential market based alternative to the RBC framework that closely aligned with components of the IAIS’ ICS, which is described below under “—Other International and Global Regulatory Initiatives.” The FSS will continue to explore potential alternatives or revisions to the existing RBC framework through further quantitative impact studies with the intention of implementing changes in 2021. We cannot predict whether changes to the RBC framework will ultimately be adopted, or if they will result in additional capital requirements and compliance costs.

Dividend Payment Limitations

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that they can pay to shareholders. See Note 15 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Insurance Guaranty Fund Assessments

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance guaranty law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2017, 2016 and 2015, we paid approximately $21 million, $22 million and $23 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

U.S. Investment and Retirement Products and Investment Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including ERISA, and other laws and regulations. The SEC, FINRA, the Commodity Futures Trading Commission (“CFTC”), state securities commissions, state banking and insurance departments and the DOL are the principal U.S. regulators that regulate our investment management operations. In some cases our domestic U.S. investment operations are also subject to non-U.S. securities laws and regulations.

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

Congress from time to time considers pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. Over time, these changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide investment management, administrative, or other services, but could increase the attractiveness of certain products we offer in connection with pension plans.

Finally, Federal and state banking laws also generally require regulatory approval for a change in control of Prudential Financial or PB&T. The U.S. federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

U.S. Securities and Commodity Operations

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

International Regulation of Non-Insurance Operations

Our non-insurance international operations are supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the U.K., Hong Kong, Mexico, Germany, Luxembourg and Singapore, and participate in investment-related joint ventures in India, Brazil, Italy and China and a retirement related joint venture in Chile. These businesses may provide products such as investment management products and services, mutual funds, separately managed accounts and retirement products. The regulatory authorities for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of investment product sales staff; (3) sales practices; (4) solvency and capital adequacy; (5) mutual fund product approvals and related disclosures; and (6) securities, commodities and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

In June 2016, the U.K. approved a non-binding referendum to exit the European Union. The formal process for the U.K. to exit from the European Union remains subject to ongoing negotiation between the U.K. and the European Union on the timing and terms of the exit. The outcome of the negotiations will determine the ultimate impact of the exit on our operations and investments in those jurisdictions and may lead to volatility in currency exchange rates and asset prices, as well as changes in regulation.

Derivatives Regulation

Prudential Financial and our subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency and equity market exposures. Dodd-Frank established a framework for regulation of the over-the-counter derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps. Affiliated swaps entered into between our subsidiaries are generally exempt from most of these requirements.

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

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•	provide additional protections regarding the use and disclosure of certain information such as social security numbers;

•	require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;

•	require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;

•	regulate the process by which financial institutions make telemarketing calls and send e-mail or fax messages to consumers and customers; and

•	prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the European Union’s General Data Protection Regulation, which is scheduled to become effective in May 2018, confers additional privacy rights on individuals in the European Union and establishes penalties for violations. In addition, legislative and regulatory bodies may consider additional or more detailed or restrictive laws and regulations regarding these subjects and the privacy and security of personal information.

In March 2017, the NY DFS’s new cybersecurity regulation went into effect. The regulation requires financial institutions regulated by NY DFS, including our insurance subsidiaries licensed in New York, to establish a cybersecurity program. The regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. In addition, in October 2017, the NAIC adopted the Insurance Data Security Model Law that is consistent with the New York regulation. The model law in turn is expected to form the basis for legislation in the other states in which our insurers operate.

The Company is monitoring regulatory guidance and rulemaking in this area, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber attacks, we have developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups, and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises and a response readiness assessment with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

Anti-Money Laundering and Anti-Bribery Laws

Our businesses are subject to various anti-money laundering and financial transparency laws and regulations that seek to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. In addition, under current U.S. law and regulations we may be prohibited from dealing with certain individuals or entities in certain circumstances and we may be required to monitor customer activities, which may affect our ability to attract and retain customers. We are also subject to various laws and regulations relating to corrupt and illegal payments to government officials and others, including the U.S. Foreign Corrupt Practices Act and the U.K.’s Anti-Bribery Law. The obligation of financial institutions, including the Company, to identify their clients, to monitor for and report suspicious transactions, to monitor dealings with government officials, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls.

Environmental Laws and Regulations

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

Taxation

U.S. Taxation

The Company and certain domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the dividends received deduction ("DRD"), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. For tax years prior to 2018, the applicable statutory federal tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 19 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

H.R.1, also referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”), was enacted into law on December 22, 2017 and is generally effective starting in 2018. The Tax Act of 2017 changes the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company are: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; (3) an increased capitalization and amortization period for acquisition costs related to certain products; (4) the change from a worldwide to a modified territorial system of taxation on applicable earnings of foreign subsidiaries; (5) a new tax on earnings of foreign subsidiaries (the Global Intangible Low-Taxed Income provision (“GILTI”)); and (6) a new tax with respect to payments to non-U.S. affiliates that are at least 25% owned (the Base Erosion Anti-Abuse Tax (“BEAT”)).

Our analysis of the Tax Act of 2017 is ongoing, as guidance may be needed from the Treasury Department and the Internal Revenue Service (“IRS”) to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. The law is also expected to reduce the Company’s domestic statutory capital and risk-based capital. For additional details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Insurance Regulatory Capital.” Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.

U.S. federal tax law generally permits tax deferral on the inside build-up of investment value of certain retirement savings, annuities and life insurance products until there is a contract distribution and, in general, excludes from taxation the death benefit paid under a life insurance contract. The Tax Act of 2017 did not change these rules, though it is possible that some individuals with overall lower effective tax rates could be less attracted to the tax deferral aspect of the Company’s products. The general reduction in individual tax rates and elimination of certain individual deductions may also impact the Company depending on whether current and potential customers have more or less after-tax income to save for retirement and manage their mortality and longevity risk through the purchase of the Company’s products. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuities products.

The products we sell have different tax characteristics and in some cases generate tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.

The level of profitability of certain products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

International Taxation

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. Such changes could negatively impact sales of our products or reduce our profits.

On December 19, 2017, South Korea enacted a 2018 tax reform bill that adds a new 25% corporate income tax bracket for taxable income in excess of ₩300 billion for tax years beginning on or after January 1, 2018. Taxable income in excess of ₩20 billion but less than ₩300 billion continues to be subject to a 22% corporate income tax. In addition, corporations continue to be subject to a local income surtax of 10% of the computed corporate income tax (e.g., 2.5% for the tax base in excess of ₩300 billion, 2.2% for the tax base between ₩20 billion and ₩300 billion). After taking into account this 10% local income tax surcharge on corporate tax, the 2018 tax reform bill increased the top corporate income tax rate in South Korea from 24.2% to 27.5%.

Prior to 2017, the Japan national corporate tax rate was reduced from 23.9% for tax years beginning on or after April 1, 2015, to 23.4% for tax years beginning on or after April 1, 2016, and to 23.2% for tax years beginning on or after April 1, 2018. In addition, there are local income taxes that are applied to our income earned in Japan. The Japanese consumption tax rate is currently 8%, and is scheduled to increase to 10% on October 1, 2019. Insurance commissions paid to our Life Planners and Life Consultants are subject to consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums.

International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the FSB, which consists of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.

In July 2013, we along with eight other global insurers, were designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. Similar assessments were performed and subsequent G-SII designation lists were issued annually through November 2016. We remained designated as a G-SII throughout this period. In November 2017, the FSB announced that the list of G-SIIs identified in 2016 would stand until further consideration in November 2018. The FSB also recommended that the IAIS continue ongoing efforts to develop an activities-based approach to assessing and managing potential systemic risk in the insurance sector.

At the direction of the FSB, the IAIS has developed a set of group level policy measures for insurance supervisors to apply to G-SIIs, including two group-wide capital standards. The basic capital requirement (“BCR”), which was approved by the FSB and G20 in November 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was approved by the FSB and G20 in November 2015, establishes a capital buffer to be held in addition to the BCR. In February 2017, the IAIS, with the approval of the FSB, delayed jurisdictional implementation of HLA until 2022 at the earliest and advised that the ICS would replace the BCR as the foundation for the HLA requirement.

In addition to G-SII related policy measures, the IAIS is developing the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame are being developed iteratively through a series of public consultations and are scheduled to be adopted by the IAIS in 2019. The ICS, which is the capital adequacy component of ComFrame, is also being developed iteratively through both a series of public consultations and voluntary field tests. Recently, the IAIS announced an agreement among its members on the development and implementation of the ICS. Terms of the agreement include: adoption of the ICS by the IAIS in 2019; a five-year monitoring phase beginning in 2020 during which Internationally Active Insurance Groups (“IAIGs”) are to report ICS results to their group supervisory authorities; and implementation of the ICS at the jurisdictional level in 2026.

As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the policy measures it develops, including the BCR, ICS and HLA standards. However, if the policy measures were adopted by either our group supervisory authorities in the U.S. or supervisors of our international operations or companies, we could become subject to these standards. Adoption of IAIS policy measures could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within the U.S. and abroad. The possibility of inconsistent and conflicting regulation of the Prudential Financial at the group level and the subsidiary level also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

Employees

As of December 31, 2017, we had 49,705 employees and sales associates, including 29,334 located outside of the United States. We believe our relations with our employees and sales associates are satisfactory.

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

Overview

On an annual basis, the Company reviews its risk identification framework which documents the definition, potential manifestation, and management of its risks. These Risk Factors describe the Company’s material risks and their potential manifestation, as reflected in the risk identification framework. The Company’s risk management framework is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

The Company has categorized its risks into tactical and strategic risks. Tactical risks may cause damage to the Company, and the Company seeks to manage and mitigate them through models, metrics and the overall risk framework. The Company’s tactical risks include investment, insurance, market, liquidity, and operational risk. Strategic risks can cause the Company’s fundamental business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory, technological changes and other external factors. These risks, as well as the sub-risks that may impact the Company, are discussed below.

Investment Risk

Our investment portfolios are subject to the risk of loss due to default or deterioration in credit quality or value.

We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and alternative assets including private equity, hedge funds and real estate. For a discussion of our general account investments, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—General Account Investments.” We are also exposed to investment risk through a potential counterparty default.

Investment risk may result from (1) economic conditions, (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace, (3) volatility, (4) credit spread changes, (5) benchmark interest rate changes, (6) changes in foreign currency exchange rates and (7) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which are subject to change and different interpretation and could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 20 to the Consolidated Financial Statements.

Our investment portfolio is subject to credit risk, which is the risk that an obligor (or guarantor) is unable or unwilling to meet its contractual payment obligations on its fixed maturity security, loan or other obligations. Credit risk may manifest in an idiosyncratic manner (i.e., specific to an individual borrower or industry) or through market-wide credit cycles. Financial deterioration of the obligor increases the risk of default and may increase the capital charges required under such regimes as the NAIC RBC, the FSA SMR or other constructs to hold the investment and in turn, potentially limit our overall capital flexibility. Credit defaults (as well as credit impairments, realized losses on credit-related sales, and increases in credit related reserves) may result in losses which adversely impact earnings, capital and our ability to appropriately match our liabilities and meet future obligations.

Our Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives to manage market risk and reinsurance treaties to manage insurance risk), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, the magnitude of the losses will depend on then current market conditions and the length of time required to enter into a replacement transaction with a new counterparty. Losses are likely to be higher under stressed conditions.

Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide cash flows over longer periods of time, aligning with the emergence of cash flows of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets for which price transparency is more opaque include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower than expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.

Insurance Risk

We have significant liabilities for policyholders benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our best estimate insurance assumptions, including mortality, morbidity, and policyholder behavior assumptions. We provide a variety of insurance products, on both an individual and group basis, that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher than expected claims our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to pay claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Policyholder Liabilities.”

Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•
Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of geographic areas (including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance), concentrations of employees or significant operations, and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•
Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that can emerge gradually over time. Longevity products, such as annuities and pension risk transfer, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for inforce business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long term as the excess outflow is paid over time.

•
Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

Certain of our insurance products are subject to morbidity risk, which is the risk that either incidence or continuation experience deviates adversely from what is expected. Morbidity risk is a biometric risk that can manifest in the following ways:

•
Morbidity incidence is the risk that the rate at which policyholders become unhealthy (and qualify for benefits under insurance policies) deviates adversely from what is expected. We are primarily exposed to morbidity incidence risk through short-term disability products, long-term disability products, long-term care products, and the accident and health products we sell in Japan.

•
Morbidity continuation is the risk that the length of time for which policyholders remain unhealthy deviates adversely from what is expected. This risk is primarily in our disability and long-term care products.

In each case, an increase in claims, or an increase in reserves due to revised morbidity assumptions can have an immediate impact on our results of operations and financial condition; however, economically the impact of morbidity risk for products that pay out for ongoing illness or disability generally emerges over the longer term as the morbidity claims are paid.

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected. Policyholder behavior risk includes the following components:

•
Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as general account stable value products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

•
Policyholder behavior efficiency is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior efficiency risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. Finally, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Policyholder behavior efficiency is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long term as the excess outflow is paid over time.

Our ability to reprice products is limited, and may not compensate for deviations from our expected insurance assumptions.

Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. For example, for our long-term care insurance products, our assumptions for reserves for future policy benefits have factored in an estimate of the timing and amount of anticipated and yet-to-be-filed premium increases which will require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Finally, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

Market Risk

The profitability of many of our insurance and annuity products, as well as the fees we earn in our investment management business, are subject to market risk. Market risk is the risk of loss from changes in interest rates, equity prices and foreign currency exchange rates.

The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on market conditions. Market conditions resulting in reductions in the value of assets we manage has an adverse effect on the revenues and profitability of our investment management business, which depends on fees related primarily to the value of assets under management, and could decrease the value of our strategic investments.

Derivative instruments we use to hedge and manage foreign exchange, interest rate and equity market risks associated with our products and businesses, and other risks might not perform as intended or expected, resulting in higher than expected realized losses and stresses on liquidity. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged.

Market risk may limit opportunities for investment of available funds at appropriate returns, including due to the current low interest rate environment, or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

Our investments, results of operations and financial condition may also be adversely affected by developments in the global economy, in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy, and adverse political developments), and in the Japanese economy (including due to the effects of inflation or deflation, interest rate volatility, changes in the Japan sovereign credit rating, and material changes in the value of the Japanese yen relative to the U.S. dollar). Global, U.S. or Japanese economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

For a discussion of the impact of changes in market conditions on our financial condition see “Quantitative and Qualitative Disclosures About Market Risk.”

Our insurance and annuity products and certain of our investment products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments as well as invested assets of other entities and operations. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. Some product liabilities are expected to have only modest risk related to interest rates because cash flows can be matched by available assets in the investable space. The interest rate risk emerges primarily from their tail cash flows (30 years or more), which cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.

Our exposure to interest rates can manifest itself over years as in the case of earnings compression or in the short term by creating volatility in both earnings and capital. For example, some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline or remain low, as they have in recent years, we must invest in lower-yielding instruments, potentially reducing net investment income and constraining our ability to offer certain products. This risk is increased as more policyholders may retain their policies in a low rate environment. Since many of our policies and contracts have guaranteed minimum crediting rates or limit the resetting of crediting rates, the spreads could decrease or go negative.

Alternatively, when interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher-yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. It is possible that fewer policyholders may retain their policies and annuity contracts as they pursue higher crediting rates, which could expose the Company to losses and liquidity stress. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company manages which in turn could result in lower asset management fees earned.

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

Our significant business operations outside the U.S. subject us to foreign exchange risk, which is the risk of loss arising from assets that are invested in a different currency than the related liability, as well as the unhedged portion of the Company’s earnings from, and capital supporting, operations in a foreign currency. As a U.S.-based company with significant business operations outside of the U.S., particularly in Japan, we are exposed to foreign currency exchange rate risk related to these operations, as well as in our investment portfolio. Fluctuations in foreign currency exchange rates could adversely affect our profitability, financial condition and cash flows, as well as increase the volatility of our results of operations under U.S. GAAP. In the short-term, solvency margins in our Japan businesses can also be impacted by fluctuations in exchange rates.

For our International Insurance operations, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We seek to manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-Japanese yen denominated products. We seek to mitigate this risk by holding investments in corresponding currencies. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our subsidiary equity investments due to foreign exchange rate movements.

For our domestic investment portfolios supporting our U.S. insurance operations and other proprietary investment portfolios, our foreign currency exchange rate risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency-denominated fixed-income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities. The value and liquidity of our foreign currency investments could be adversely affected by local market, economic and financial conditions. For example, our investments denominated in euro could be adversely affected by unfavorable economic conditions in Europe, including due to potential changes in the euro or to the structure or membership of the European Union, and in 2016 we experienced volatility in U.K. and other European Union related investments as a result of the U.K.’s referendum to exit the European Union.

There can be no assurance that our hedging and other strategies will effectively mitigate foreign exchange risk. For a discussion of our hedging program and the impact of foreign currency exchange rates on our business, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Impact of Foreign Currency Exchange Rates.”

Guarantees within certain of our products, in particular our variable annuities, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels of our insurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

Liquidity Risk

As a financial services company, we are exposed to liquidity risk, which is the risk that the Company is unable to meet near-term obligations as they come due.

Liquidity risk is a manifestation of events that are driven by other risk types (market, insurance, investment, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as our credit facilities, may be unavailable or inadequate to satisfy the liquidity demands described below.

The Company has four primary sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:

•
Derivative collateral market exposure: Abrupt changes to interest rate, equity, and/or currency markets may increase collateral requirements to counterparties and create liquidity risk for the Company.

•
Asset liability mismatch: There are liquidity risks associated with liabilities coming due prior to the matching asset cash flows. Structural maturities mismatch can occur in activities such as securities lending, where the liabilities are effectively overnight open transactions used to fund longer term assets.

•
Wholesale funding. The Company depends upon the financial markets for funding (such as through the issuance of commercial paper, securities lending and repurchase arrangements and other forms of borrowings in the capital markets). These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

•
Insurance cash flows. The Company faces potential liquidity risks from unexpected cash demands due to severe mortality calamity or lapse events. If such events were to occur, the Company may face unexpectedly high levels of claim payments to policyholders.

For a discussion of the Company’s liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Liquidity.”

Operational Risk

Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events. An operational risk failure may result in one or more actual or potential impacts to the Company.

Operational Risk Types

•	Processes - Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices.

•	Systems - Failures during the development and implementation of new systems; systems failures.

•	People - Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.

•	External Events - External crime; outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.

•	Legal - Legal and regulatory compliance failures.

Potential Impacts

•	Financial losses - The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.

•
Customer impacts - The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.

•
Regulatory fines or sanctions - When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.

•	Legal actions - Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.

Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 23 to the Consolidated Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities” and “Commitments and Guarantees, Contingent Liabilities and Litigation and Regulatory Matters” in Note 23 to the Consolidated Financial Statements. We may become subject to additional regulatory and legal actions in the future.

Key Enterprise Operational Risks - Key enterprise operational risks include the following:

We are subject to business continuation risk, which is the risk that our systems and data may be disrupted. We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. We may experience a business continuation event as a result of:

•	Severe pandemic, either naturally occurring or intentionally manipulated pathogens.

•	Geo-political risks, including armed conflict and civil unrest.

•	Terrorist events.

•	A significant natural or accidental disaster.

We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector. Risks related to cyber-attack arise in the following areas:

•
Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks associated with trusted insiders (i.e., employees, consultants, or vendors who are authorized to access the Company’s systems) remain and cannot be effectively mitigated using technology alone.

•
Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.

•
In the past, hackers went after credit and debit card data, which is easy to monetize. As credit card security improves, the hackers will look to other sources of monetization, specifically personally identifiable information or using cyber-attacks or the threat of cyber-attacks to extort money from companies.

•
Nation-state sponsored organizations are engaged in cyber-attacks but not necessarily for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs. As evidenced by the ability of criminal organizations and nation-states to successfully breach large financial institutions and the U.S. government, no organization is fully immune to cyber-attacks.

•
We have also seen an increase in non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems, and we anticipate the attempts will become more common.

•
We rely on third parties to provide services as described further below. While we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

We may not adequately ensure the privacy of sensitive data. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential policyholder information, including in some instances sensitive health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above.

Third parties (outsourcing providers, vendors and suppliers) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the U.S.

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

In addition, when our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business. We also have a large captive distribution channel and we are subject to the risk that our monitoring and controls will not detect inappropriate sales practices or misconduct by our own agents.

As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

Strategic Risk

We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, tactical risks may become strategic risks. For example, interest rates remaining low for a long time may, at some point, cause us to change our sales goals, exit a certain business, and/or change our business model.

Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•	Our regulation as a Designated Financial Company and the associated enhanced prudential standards, many of which are subject to ongoing rule-making.

•	Financial sector regulatory reform that may arise out of reports issued by the U.S. Treasury.

•	Changes in tax law (including U.S. federal, state, and non-U.S.).

•	The DOL fiduciary rules.

•
Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.

•	Insurer capital standards in Japan, Korea and other non-U.S. jurisdictions.

•	Privacy and cybersecurity regulation.

Changes in accounting rules applicable to our business may also have an adverse impact on our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, see Note 2 to the Consolidated Financial Statements.

Technological changes may be unsettling to our business model. We believe there are three aspects of technological change that would significantly impact our business model as described below. There may be other unforeseen changes in technology which may have a significant impact on our business model.

•
Interaction with customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences may drive a need to redesign products. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model over the next 10 years.

•
Investment Portfolio. Technology may have a significant impact on the companies in which the Company invests. For example, environmental concerns spur scientific inquiry which may re-position the relative attractiveness of wind or sun power over oil and gas. The transportation industry may favor alternative modes of conveyance of goods which may shift trucking or air transport out of favor. Consumers may change their purchasing behavior to favor online activity which would change the role of malls and retail properties.

•
Medical Advances. The Company is exposed to the impact of medical advances in two major ways. Genetic testing and the availability of that information unequally to consumers and insurers can bring anti-selection risks. Specifically, data from genetic testing can give our prospective customers a clearer view into their future, allowing them to select products protecting them against likelihoods of mortality or longevity with more precision. Also, technologies that extend lives will challenge our actuarial assumptions especially in the annuity-based businesses.

Other factors may be unsettling to our business model. The following items are examples of those which, among others, could have a meaningful impact on our business.

•
Changes to either the policies and procedures the Company uses to locate guaranteed group annuity customers, or its reserving policies for its guaranteed group annuities, may result in increased operational expenses and complexity, and increases in reserves, which could adversely impact our results of operations and financial position. The Company’s retirement business provides guaranteed group annuity benefits under group annuity and structured settlement contracts. Under our policies and procedures, we use internal and external tools and resources to locate customers covered by our guaranteed group annuity benefits. We also have policies on the development of our reserve estimates, and we believe that we are complying with our policies and procedures and meeting our obligations to customers. The Company regularly reviews, tests and enhances the processes and tools used to locate customers, and over time, such processes and tools are expected to continue to evolve. However, in the normal course of business, at any given time there are a small number of customers covered by our guaranteed group annuity benefits that we cannot locate. In light of recent industry focus on missing retirement customers, the Company is reviewing this issue closely. Ultimately, we could see greater standardization of what may currently be divergent practices across the industry. Changes to either the policies and procedures the Company uses to locate customers, or its reserving policies, may result in increased operational expenses and complexity, and increases in reserves, which could adversely impact our results of operations and financial position.

•
A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and our other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including our Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of our insurance subsidiaries in Japan. Given the importance of our operations in Japan to our overall results, such downgrades could lead to a downgrade of Prudential Financial and our domestic insurance companies.

•
London Inter-Bank Offered Rate (LIBOR) reform may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold and floating rate securities we have issued, the value and profitability of certain real estate lending and related activities conducted in our investment management business, and any other assets or liabilities whose value may be tied to LIBOR. Actions by regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR) may result in changes to the way LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has announced its plans to begin publishing, in mid-2018, a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how markets will respond to these new rates, and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on certain derivatives and floating rate securities we hold, securities we have issued, real estate lending and related activities we conduct in our investment management business, and any other assets or liabilities whose value is tied to LIBOR, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of such instruments.

•
The changing competitive landscape may adversely affect the Company. In each of our businesses we face intense competition from insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, or other changes in the marketplace may present opportunities for new or smaller competitors without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies have the potential to disrupt industries globally, and many participants have been partially funded by industry players. For example, in Investment Management, we expect to see continued pressure on fees given the focus on passive investment and the growth of the robo-advice channel.

•
Climate Change may increase the severity and frequency of calamities, or adversely affect our investment portfolio. Climate change may increase the frequency and severity of weather related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long-term impacts on us from climate change or related regulation.

•	Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:

◦
A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.

◦
Sales of our investment-based and asset management products and services may decline, and lapses and surrenders of certain insurance products and withdrawals of assets from investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

◦
Changes in our discount rate, expected rate of return, life expectancy, health care cost and assumptions regarding compensation increases for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.

•
Our reputation may be adversely impacted if any of the risks described in this section are realized. Reputational risk could manifest from any of the risks as identified in the Company’s risk identification process. Failure to effectively manage risks across a broad range of risk issues exposes the Company to reputational harm. If the Company were to suffer a significant loss in reputation, both policyholders and counterparties could seek to exit existing relationships.  Additionally, large changes in credit worthiness, especially credit ratings, could impact access to funding markets while creating additional collateral requirements for existing relationships. The mismanagement of any such risks may potentially damage our reputational asset. Our business is anchored in the strength of our brand, our alignment to our values, and our proven commitment to keep our promises to our customers. Any negative public perception, founded or otherwise, can be widely and rapidly shared over social media or other means, and could cause damage to our reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance division and the international investment operations of our Investment Management segment, which are discussed below, as of December 31, 2017, we own eight and lease ten other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease 178 other locations throughout the U.S.

For our International Insurance segment, as of December 31, 2017, we own seven home offices located in Japan, Korea, Taiwan, Brazil, Argentina and Malaysia, and lease four home offices located in Brazil, Italy, Mexico and Poland. We also own approximately 110 and lease approximately 530 other properties, primarily field offices, located throughout these same countries. For our Investment Management segment, which includes our international investment operations, as of December 31, 2017, we lease two home offices located in Japan and Taiwan. We also lease 12 international principal properties located in Mexico, Japan, Hong Kong, Singapore, Korea, Germany, Australia, France, Luxembourg and the U.K., in addition to six other branch and field offices within Europe and Asia.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own solely for investment purposes.

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

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” The following table presents the high and low closing prices for the Common Stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	High	Low	Dividends
2017:
Fourth Quarter	$117.15	$107.28	$0.75
Third Quarter	$115.23	$98.65	$0.75
Second Quarter	$109.13	$102.92	$0.75
First Quarter	$113.82	$103.92	$0.75
2016:
Fourth Quarter	$107.10	$81.43	$0.70
Third Quarter	$81.65	$68.74	$0.70
Second Quarter	$79.71	$66.93	$0.70
First Quarter	$79.84	$58.00	$0.70

On January 31, 2018, there were 1,295,412 registered holders of record for the Common Stock and 422 million shares outstanding.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2017, of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
October 1, 2017 through October 31, 2017	950,996	$109.90	947,795
November 1, 2017 through November 30, 2017	939,124	$111.56	933,657
December 1, 2017 through December 31, 2017	897,509	$116.25	896,018
Total	2,787,629	$112.50	2,777,470	$0
__________

(1)
Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.

(2)
In December 2016, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017.

In December 2017, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2018 through December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016, from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013, from consolidated financial statements not included herein.

See Note 3 to the Consolidated Financial Statements for a discussion of acquisitions during 2017, 2016 and 2015.

The Company’s Gibraltar Life consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The Company’s consolidated balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013, include the assets and liabilities of Gibraltar Life as of November 30 for each respective year. The Company’s consolidated income statement data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 include Gibraltar Life’s results of operations for the twelve months ended November 30 for each respective year. Beginning in 2018, the Company intends to eliminate this one-month reporting lag, which is not expected to have a material impact on the Company’s Consolidated Financial Statements.

This selected consolidated financial information should be read in conjunction with our MD&A and Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$32,091	$30,964	$28,521	$29,293	$26,237
Policy charges and fee income	5,303	5,906	5,972	6,179	5,415
Net investment income	16,435	15,520	14,829	15,256	14,729
Asset management and service fees	4,127	3,752	3,772	3,719	3,485
Other income (loss)	1,301	443	0	(1,978)	(3,199)
Realized investment gains (losses), net	432	2,194	4,025	1,636	(5,206)
Total revenues	59,689	58,779	57,119	54,105	41,461
Benefits and expenses:
Policyholders’ benefits	33,794	33,632	30,627	31,587	26,733
Interest credited to policyholders’ account balances	3,822	3,761	3,479	4,263	3,111
Dividends to policyholders	2,091	2,025	2,212	2,716	2,050
Amortization of deferred policy acquisition costs	1,580	1,877	2,120	1,973	240
General and administrative expenses	11,915	11,779	10,912	11,807	11,011
Total benefits and expenses	53,202	53,074	49,350	52,346	43,145
Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures	6,487	5,705	7,769	1,759	(1,684)
Total income tax expense (benefit)	(1,438)	1,335	2,072	349	(1,058)
Income (loss) from continuing operations before equity in earnings of operating joint ventures	7,925	4,370	5,697	1,410	(626)
Equity in earnings of operating joint ventures, net of taxes	49	49	15	16	59
Income (loss) from continuing operations	7,974	4,419	5,712	1,426	(567)
Income (loss) from discontinued operations, net of taxes	0	0	0	12	7
Net income (loss)	7,974	4,419	5,712	1,438	(560)
Less: Income (loss) attributable to noncontrolling interests	111	51	70	57	107
Net income (loss) attributable to Prudential Financial, Inc.	$7,863	$4,368	$5,642	$1,381	$(667)
EARNINGS PER SHARE(1)
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$18.19	$9.85	$12.37	$3.23	$(1.57)
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.02	0.02
Net income (loss) attributable to Prudential Financial, Inc.	$18.19	$9.85	$12.37	$3.25	$(1.55)
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$17.86	$9.71	$12.17	$3.20	$(1.57)
Income (loss) from discontinued operations, net of taxes	0.00	0.00	0.00	0.03	0.02
Net income (loss) attributable to Prudential Financial, Inc.	$17.86	$9.71	$12.17	$3.23	$(1.55)
Dividends declared per share—Common Stock	$3.00	$2.80	$2.44	$2.17	$1.73
Ratio of earnings to fixed charges(2)	2.18	2.10	2.64	1.25	0.00

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$457,980	$432,485	$405,535	$408,274	$386,407
Separate account assets	306,617	287,636	285,570	296,435	285,060
Total assets	831,921	783,962	757,255	766,526	731,638
Future policy benefits and policyholders’ account balances	405,506	386,113	361,168	353,916	343,516
Separate account liabilities	306,617	287,636	285,570	296,435	285,060
Short-term debt	1,380	1,133	1,216	3,839	2,668
Long-term debt	17,172	18,041	19,594	19,702	23,411
Total liabilities	777,577	737,874	715,332	724,177	695,757
Prudential Financial, Inc. equity	54,069	45,863	41,890	41,770	35,278
Noncontrolling interests	275	225	33	579	603
Total equity	$54,344	$46,088	$41,923	$42,349	$35,881
__________

(1)
For 2017, 2016 and 2015, represents consolidated earnings per share of Common Stock. For 2014 and 2013, represents earnings of the Company’s former Financial Services Businesses per share of Common Stock.

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

 Certain of the statements included in this section constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. Prudential Financial, Inc.’s actual results may differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. Certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements can be found in the “Risk Factors” and “Forward-Looking Statements” sections herein. Information in this section regarding the impact of the Tax Cuts and Jobs Act on Prudential Financial, Inc.’s results of operations and financial condition consists of estimates. These estimates are forward-looking statements based on current interpretations and expectations and may change, possibly materially, as described herein.

Overview

During the fourth quarter of 2017, we introduced a new organizational structure for our U.S. businesses that reflects our focus on leveraging our mix of businesses and our digital and customer engagement capabilities to expand our value proposition for the benefit of customers and stakeholders. This new organizational structure retains our existing segments but realigns them under new divisions. Under the new structure, our principal operations are comprised of five divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Individual Solutions division consists of our Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance segments. The Investment Management division is comprised of our Investment Management segment (formerly named the Asset Management segment). The International Insurance division continues to consist of our International Insurance segment, and the Closed Block division continues to consist of our Closed Block segment. Our Corporate and Other operations continue to include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested. There are no changes to our reporting segments nor to our measure of segment profitability as a result of the new organizational structure.

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

Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company and associated risks, including changes in U.S. tax legislation, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Department of Labor’s fiduciary rules and fiduciary rules being developed by other regulators.

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

Competitive Environment. See “Business—” for a discussion of the competitive environment and the basis on which we compete in each of our segments.

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

Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company and associated risks, including developing capital standards.

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

Competitive Environment. See “Business—” for a discussion of the competitive environment and the basis on which we compete in each of our segments.

Impact of a Low Interest Rate Environment

As a global financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:

•	investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;

•	insurance reserve levels, market experience true-ups, and amortization of both deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”);

•	customer account values, including their impact on fee income;

•	fair value of, and possible impairments on, intangible assets such as goodwill;

•	product offerings, design features, crediting rates and sales mix; and

•	policyholder behavior, including surrender or withdrawal activity.

See below for discussions related to: the current interest rate environments in our two largest markets, the United States and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our results if these interest rate environments are sustained.

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s actions throughout 2017 to raise short-term interest rates by a total of 75 basis points (“bps”). Market conditions and events make uncertain the timing, amount and impact of any further monetary policy decisions by the Federal Reserve. Given this continued low rate environment, our current reinvestment yields remain lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans and, as a result, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division, Investment Management division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 6.8% of the fixed maturity security and commercial mortgage loan portfolios through 2019. The general account for these operations has approximately $195 billion of such assets (based on net carrying value) as of December 31, 2017. As these assets mature, the average portfolio yield for fixed maturities and commercial mortgage loans of approximately 4.2%, as of December 31, 2017, is expected to decline due to reinvesting in a lower interest rate environment.

Included in the $195 billion of fixed maturity securities and commercial mortgage loans are approximately $108 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $108 billion, approximately 65% contain provisions for prepayment premiums. The reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of December 31, 2017
($ in billions)
Long-duration insurance products with fixed and guaranteed terms	$115
Contracts with adjustable crediting rates subject to guaranteed minimums	56
Participating contracts where investment income risk ultimately accrues to contractholders	15
Total	$186

The $115 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $56 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in bps, between rates being credited to contractholders as of December 31, 2017, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.4	$1.1	$0.4	$0.1	$0.0	$2.0
1.00% - 1.99%	1.0	9.6	6.4	1.5	0.3	18.8
2.00% - 2.99%	0.9	0.6	0.4	2.5	0.4	4.8
3.00% - 4.00%	26.5	2.7	0.2	0.1	0.0	29.5
Greater than 4.00%	1.0	0.0	0.0	0.0	0.0	1.0
Total(1)	$29.8	$14.0	$7.4	$4.2	$0.7	$56.1
Percentage of total	54%	25%	13%	7%	1%	100%
 __________

(1)	Includes approximately $0.9 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.70% for the period from January 1, 2018 through December 31, 2019, and credit spreads remain unchanged from levels as of December 31, 2017, we estimate that the unfavorable impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $14 million in 2018 and $43 million in 2019. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $56 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

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

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our international insurance operations are generally lower than the current portfolio yield supporting these blocks of business. In recent years, the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater. Additionally, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further mitigate the negative impact from this low interest rate environment. We regularly examine our product offerings and their profitability. As a result, we have repriced certain products, adjusted commissions for certain products and have discontinued sales of other products that do not meet our profit expectations. The impact of these actions, coupled with the strengthening of the yen against the U.S. dollar and introduction of certain new products, has resulted in an increase in sales of U.S. dollar-denominated products relative to products denominated in other currencies. For additional information on sales within our international insurance operations, see “—International Insurance Division—International Insurance—Sales Results,” below.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of December 31, 2017
($ in billions)
Long-duration insurance products with fixed and guaranteed terms	$125
Contracts with a market value adjustment if invested amount is not held to maturity	24
Contracts with adjustable crediting rates subject to guaranteed minimums	10
Total	$159

The $125 billion above is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $24 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $10 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario within our Japanese and Korean operations where 2018 new money yields would be 25 basis points lower than projected, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that the unfavorable impact would reduce adjusted operating income in 2018 by approximately $10 to $15 million. This hypothetical scenario excludes first-year premium, single pay premium, multi-currency fixed annuity cash flows, any potential benefit from repricing products, and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets, and the effect of derivative instruments.

Outlook

Management expects that results in 2018 will continue to benefit from our complementary mix of high-quality protection, retirement and investment management businesses. This business mix provides a diversity in earnings sources, which helps offset variability in business results or fluctuations in market conditions, while offering growth opportunities. While challenges exist in the form of a low interest rate environment (see “Impact of a Low Interest Rate Environment”), fee compression in certain of our businesses and an evolving regulatory environment (see “Business—Regulation”), we expect that our choice of businesses coupled with strong execution will produce attractive returns. Outlook considerations for each of our divisions include the following:

•
U.S. Individual Solutions. Our Individual Annuities business remains focused on helping its customers meet their investment and retirement needs. We expect continued strong results with near-term returns on assets above our long-term target. In addition, we expect our free cash flow to be high given the stability in our block and the challenged industry-wide sales environment. We have been enhancing our risk management strategy to optimize the mix of derivatives and cash instruments which will cause some downward pressure on returns over time, but is expected to produce less volatile net income and cash flows, particularly in adverse scenarios. In addition, we expect a natural fee rate reduction due to the maturation of the existing block and due to sales of newer products which generally have lower rate structures. Furthermore, we expect our recent favorable hedging outcomes to normalize. We expect the combination of these factors to cause our returns on assets to migrate to the long-term target over time. We continue to execute on our product diversification strategy and remain focused on a broad range of outcome-oriented solutions for customers. Over the near-term, we expect the challenged industry sales environment to persist, and given a more muted equity growth assumption than in prior years, we expect a slight decline in account values. Our Individual Life business is continuing to execute on its product diversification strategy in order to maintain a diversified product mix and an attractive risk profile. We continue to deepen relationships with distribution partners while developing a more customer-oriented experience. Product actions over the last several months could result in a slightly higher portion of sales in term and variable life over the next several quarters, but we remain committed to achieving a diversified product offering.

•
U.S. Workplace Solutions.  In our Retirement business we continue to provide products that respond to the needs of plan sponsors to manage risk and control their benefit costs, while ensuring we maintain appropriate pricing and return expectations under changing market conditions. Our differentiated capabilities and demonstrated execution in the pension risk transfer business is expected to continue to generate attractive growth opportunities. We expect, however, that growth will not be linear given the episodic nature of larger cases, which is the segment of the market where we are most competitive and where the returns are the most compelling. In addition, while we foresee continuation of the spread and fee compression that we have been experiencing in our full-service business, we believe these are manageable headwinds. In our Group Insurance business, we are focused on expanding our premier market segment, while maintaining a leadership position in the national segment and deepening our customer relationships through our Financial Wellness platform. We are seeing benefits from our multi-year underwriting efforts, especially in our disability business where improved claims management and our continued pricing discipline have resulted in improvements to our benefits ratio.

•
Investment Management.  PGIM, our investment management business, is making targeted investments to further diversify its product offerings, continue to build a broader international presence, deepen its solutions capability, and further strengthen external recognition as a leading global asset manager. These capabilities will enable PGIM to continue to meet our clients’ evolving needs and, in turn, to generate flows across multiple asset classes, client segments and geographies. Underpinning our growth strategy is our ability to continue to deliver robust investment performance, and to attract and retain high-caliber investment talent. While we are experiencing fee pressure in line with the industry, our average fee yield has remained relatively flat due to new flows coming into higher fee yielding strategies within fixed income, equities and real estate, and because of our diverse business profile.

•
International Markets. We continue to concentrate on deepening our presence in Japan and other markets in which we currently operate and expanding our distribution capabilities in emerging markets. The returns on our death protection products are largely driven by mortality margins which helps mitigate the exposure of results to interest rates. We have seen a shift in sales mix with a greater emphasis on U.S. dollar-denominated products in Japan. We expect this trend to continue. We are also focused on achieving scale in select growth markets outsides of Japan. With regard to distribution, we are seeking modest growth in our Life Planner count in Japan but we do expect a decline in Gibraltar Life Consultants as we continue to focus on increasing quality and productivity standards.

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

While we expect these strategic investments to ultimately generate business growth, they will result in elevated expenses. In addition, we expect the time periods required for these investments to generate returns to vary. These investments are being funded through a combination of operating cost efficiencies and the returns generated by our businesses, and we expect to be able to continue to absorb some of these investment costs through efficiency gains.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Revenues	$59,689	$58,779	$57,119
Benefits and expenses	53,202	53,074	49,350
Income (loss) before income taxes and equity in earnings of operating joint ventures	6,487	5,705	7,769
Income tax expense (benefit)	(1,438)	1,335	2,072
Income (loss) before equity in earnings of operating joint ventures	7,925	4,370	5,697
Equity in earnings of operating joint ventures, net of taxes	49	49	15
Net income (loss)	7,974	4,419	5,712
Less: Income attributable to noncontrolling interests	111	51	70
Net income (loss) attributable to Prudential Financial, Inc.	$7,863	$4,368	$5,642

2017 to 2016 Annual Comparison. The $3,495 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items:

•	$2,773 million favorable impact reflecting a tax benefit in the current year compared to a tax expense in the prior year primarily as a result of tax reform (see “—Income Taxes”);

•
$1,927 million net favorable variance, on a pre-tax basis, primarily from higher operating results from our business segments and income in the current period from our Divested Businesses compared to a loss in the prior year;

•
$1,500 million favorable variance, on a pre-tax basis, reflecting changes to the way we manage interest rate risks for certain products. This variance is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between our Corporate and Other operations and Individual Annuities related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$478 million favorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$2,373 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$810 million lower net pre-tax realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains and Losses” for additional information).

2016 to 2015 Annual Comparison. The $1,274 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items:

•
$980 million unfavorable variance, on a pre-tax basis, from adjustments to DAC and other costs as well as reserves, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” for additional information);

•
$972 million unfavorable variance, on a pre-tax basis, reflecting our decision to manage a portion of our interest rate risk through our Capital Protection Framework (see “—Results of Operations by Segment—Corporate and Other—Capital Protection Framework” for additional information); and

•
$479 million lower net pre-tax realized gains for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities, which is discussed below (see “—Realized Investment Gains and Losses” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•	$737 million favorable impact of lower tax expense reflecting lower pre-tax income in 2016 compared to 2015; and

•
$660 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities and other products (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information).

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

	Year ended December 31,
	2017	2016	2015

	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$2,198	$1,765	$1,797
Individual Life	(191)	79	635
Total U.S. Individual Solutions division(1)	2,007	1,844	2,432
Retirement	1,244	1,012	931
Group Insurance	253	220	176
Total U.S. Workplace Solutions division(1)	1,497	1,232	1,107
Investment Management	979	787	779
Total Investment Management division(1)	979	787	779
International Insurance	3,198	3,117	3,226
Total International Insurance division	3,198	3,117	3,226
Corporate and Other operations	(1,437)	(1,581)	(1,313)
Total Corporate and Other	(1,437)	(1,581)	(1,313)
Total segment adjusted operating income before income taxes	6,244	5,399	6,231
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	(602)	989	2,258
Charges related to realized investment gains (losses), net(3)	544	(466)	(679)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(4)	336	(17)	(524)
Change in experience-rated contractholder liabilities due to asset value changes(5)	(151)	21	433
Divested businesses(6):
Closed Block division	45	(132)	58
Other divested businesses	38	(84)	(66)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	33	(5)	58
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$6,487	$5,705	$7,769
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See “—Overview” for additional information.

(2)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 22 to our Consolidated Financial Statements for additional information.

(3)
Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.

(4)
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

(6)
Represents the contribution to income (loss) of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested Businesses.”

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

Segment results for 2017 presented above reflect the following:

Individual Annuities. Segment results for 2017 increased in comparison to 2016, primarily reflecting higher asset-based fee income, lower amortization costs and higher net investment spread results. Both periods also experienced favorable comparative net impacts from changes in the estimated profitability of the business, including those resulting from our annual reviews and update of assumptions and other refinements.

Individual Life. Segment results for 2017 decreased in comparison to 2016, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements, higher general and administrative expenses and an unfavorable impact from mortality experience, net of reinsurance, partially offset by a higher contribution from net investment spread results.

Retirement. Segment results for 2017 increased in comparison to 2016, reflecting higher net investment spread results and a higher contribution from reserve experience.

Group Insurance. Segment results for 2017 increased in comparison to 2016, reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, net favorable underwriting results and higher net investment spread results, partially offset by higher expenses.

 Investment Management. Segment results for 2017 increased in comparison to 2016, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of associated expenses, partially offset by higher expenses.

International Insurance. Segment results for 2017 increased in comparison to 2016, inclusive of unfavorable net impacts from foreign currency exchange rates and comparatively favorable net impacts from our annual reviews and update of assumptions and other refinements. Excluding these items, segment results increased from the prior year, primarily reflecting the growth of business in force and improved policyholder experience, partially offset by higher expenses, including legal costs and expenses supporting business growth.

Corporate and Other operations. The results for 2017 reflected a decreased loss in comparison to 2016, driven by higher investment income, net of interest expense, higher income from our qualified pension plan, and lower levels of other corporate expenses.

Closed Block Division. Results for 2017 increased in comparison to 2016, primarily driven by an increase in net realized investment gains and related activity, net insurance activity and higher net investment income, partially offset by an increase in the policyholder dividend obligation.

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

Assets Under Management. In managing our Investment Management business, we analyze assets under management (which do not correspond directly to U.S. GAAP assets) because the principal source of revenues is fees based on assets under management. Assets under management represents the fair market value or account value of assets which we manage directly for institutional clients, retail clients, and for our general account, as well as assets invested in our products that are managed by third-party managers.
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

	December 31,
	2017	2016

	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.6	$1.6
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
U.S. dollar-denominated investments, at amortized cost	13.7	12.6
Other	0.1	0.1
Subtotal	13.8	12.7
Dual currency and synthetic dual currency investments(3)	0.6	0.7
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	14.4	13.4
Total hedges	$16.0	$15.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $41.2 billion and $36.2 billion as of December 31, 2017 and 2016, respectively, of U.S. dollar-denominated assets supporting U.S. dollar-denominated liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

(3)
Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and U.S. dollar-denominated interest income. The amounts shown represent the present value of future U.S. dollar-denominated cash flows.

The U.S. dollar-denominated investments that hedge the impact of foreign currency exchange rate movements on U.S. dollar-equivalent earnings and shareholder return on equity from our Japanese insurance operations are reported within yen-based entities and, as a result, foreign currency exchange rate movements will impact their value reported within our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these U.S. dollar-denominated investments reported within our yen-based Japanese insurance entities, and therefore negatively impact their equity and regulatory solvency margins, by having our Japanese insurance operations enter into currency hedging transactions. Those hedges are with a subsidiary of Prudential Financial. These hedging strategies have the economic effect of moving the change in value of these U.S. dollar-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our U.S. dollar-based entities.

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

Impact of foreign currency exchange rate movements on earnings

The financial results of our International Insurance, Retirement and Investment Management segments reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which certain of these segments’ non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Insurance segment where we hedge certain currencies, as further discussed below, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments. For the twelve months ended December 31, 2017, approximately 24% of the segment’s earnings were yen-based and, as of December 31, 2017, we have hedged 100%, 73% and 28% of expected yen-based earnings for 2018, 2019 and 2020, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Insurance segment’s results for 2017, 2016 and 2015 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 112, 106 and 91 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1130, 1100 and 1120 Korean won per U.S. dollar, respectively. We expect our 2018 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 111 yen per U.S. dollar and Korean won-denominated earnings at a fixed currency exchange rate of 1150 won per U.S. dollar. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

For Retirement, Investment Management and certain currencies within International Insurance, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance, Retirement and Investment Management segments and for Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$3	$23	$331
Retirement	2	9	0
Investment Management	0	6	0
Impact of intercompany arrangements(1)	5	38	331
Corporate and Other operations:
Impact of intercompany arrangements(1)	(5)	(38)	(331)
Settlement gains (losses) on forward currency contracts(2)	(16)	38	286
Net benefit (detriment) to Corporate and Other operations	(21)	0	(45)
Net impact on consolidated revenues and adjusted operating income	$(16)	$38	$286
__________

(1)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of December 31, 2017, 2016 and 2015, the notional amounts of these forward currency contracts within our Corporate and Other operations were $2.8 billion, $2.7 billion and $2.4 billion, respectively, of which $1.5 billion, $1.6 billion and $1.9 billion, respectively, were related to our Japanese insurance operations.

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

In the first quarter of 2015 we implemented a structure in Gibraltar Life’s operations that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $6.0 billion and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. As of December 31, 2017, the remaining net cumulative unrealized investment gains balance related to these assets was $3.9 billion. Absent the sale of any of these assets prior to their stated maturity, approximately 8% of the $3.9 billion balance will be recognized in 2018, approximately 9% will be recognized in 2019, and a majority of the remaining balance will be recognized from 2020 through 2024.

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

Insurance Assets

Deferred Policy Acquisition Costs and Deferred Sales Inducements

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholders’ account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 11 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements (“DSI”) over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums, gross profits, or gross margins, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Insurance Liabilities—Future Policy Benefits.” As of December 31, 2017, DAC and DSI for PFI excluding the Closed Block division were $18.7 billion and $1.2 billion, respectively, and DAC in our Closed Block division was $299 million.

Amortization methodologies

Gross Premiums. DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Insurance segment is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.

Gross Profits. DAC and DSI associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances less ii) benefit claims in excess of policyholder balances, costs incurred for contract administration, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any period, the amount of insurance in force is generally substituted as the base for computing amortization. For variable annuities in our Individual Annuities segment, U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities. For additional information on the significant inputs to the valuation models for these embedded derivatives including capital market assumptions and actuarially determined assumptions, see below “—Insurance Liabilities—Future Policy Benefits.” In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.”

Gross Margins. DAC associated with the traditional participating products of our Closed Block is amortized over the expected lives of those contracts in proportion to estimated gross margins. Gross margins are defined as: i) amounts received from premiums, earned from investment of policyholder balances and other assessments, less ii) benefits claims paid, costs for contract administration, changes in the net level premium reserve for death and endowment benefits, annual policyholder dividends and other credits. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block results of operations. As of December 31, 2017, the excess of actual cumulative earnings over the expected cumulative earnings was $1,790 million.

The amortization methodologies for products not discussed above primarily relate to less significant DAC and DSI balances associated with products in our Group Insurance and Retirement segments, which comprised approximately 2% of the Company’s total DAC and DSI balances as of December 31, 2017.

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

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of December 31, 2017, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.3% near-term mean reversion equity expected rate of return.

The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2017 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to 3.75% over ten years and we reduced the long-term expected return by 40 basis points on Japanese government bonds and now grade to 1.5% over ten years.

These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts using the same methodology and assumptions used to amortize DAC and DSI (see “—Deferred Policy Acquisition Costs and Deferred Sales Inducements” above for additional information). VOBA is also subject to recoverability testing. As of December 31, 2017, VOBA was $1.6 billion, and included $1.2 billion related to the acquisition from American International Group (“AIG”) of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) in 2011, and $0.1 billion related to the acquisition of The Hartford Financial Services Group’s individual life insurance business (“the Hartford Life Business”) in 2013. The remaining $0.3 billion primarily relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. The VOBA associated with the inforce contracts of the Star and Edison Businesses is less sensitive to assumption changes, as the majority is amortized in proportion to gross premiums which are more predictably stable compared to gross profits.

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•
For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”) unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.

•
For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, a liability is established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other. regardless of how characterized) are recognized. This liability is established utilizing current best estimate assumptions and is based on the ratio of the present value of total expected excess payments over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

•
For certain product guarantees, primarily certain optional living benefit features of the variable annuity products in our Individual Annuities segment including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

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

The following paragraphs provide additional details about the reserves established by each of our segments:

International Insurance. The reserves for future policy benefits of our International Insurance segment, which as of December 31, 2017, represented 45% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Retirement. The reserves for future policy benefits of our Retirement segment, which as of December 31, 2017, represented 23% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense, and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Annuities. The reserves for future policy benefits of our Individual Annuities segment, which as of December 31, 2017, represented 4% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance risk (“NPR”), as well as actuarially determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread, which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 20 to the Consolidated Financial Statements.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of December 31, 2017, represented 5% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are primarily established using the reserving methodology for GMDB and GMIB contracts. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2017, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim occurs. The reserves for group life and disability benefits include our liability of $2.6 billion for unpaid claims and claim adjustment expenses for our Group Insurance segment as of December 31, 2017, which relates primarily to the group long-term disability product. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The liability is determined as the present value of expected future claim payments and expenses. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. Long-term disability claims and claim termination experience may be affected by the economic environment and internal factors such as our claims management process. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for Waiver of Premium, Claims In Course of Settlement and Claims Incurred But Not Reported. The Waiver of Premium reserve is calculated as the present value of future benefits, and utilizes assumptions such as expected mortality and recovery rates. The Claims In Course of Settlement reserve is based on the inventory of claims that have been reported but not yet paid. The Claims Incurred But Not Reported reserve is estimated using expected patterns of claims reporting.

Corporate and Other operations. The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2017, represented 2% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. Most contracts have recorded a premium deficiency reserve, for which we use assumptions as of the most recent premium deficiency reserve establishment. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expense assumptions. In addition, certain less significant reserves for our long-term care products, such as our disabled life reserves, are established using current best estimate actuarial assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2017, represented 19% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Profits Followed by Losses

In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional PFL liability be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. The PFL liability is based on our current estimate of the present value of the amount necessary to offset losses anticipated in future periods. Because the liability is measured on a discounted basis, there will also be accretion into future earnings through an interest charge, and the liability will ultimately be released into earnings as an offset to future losses. This PFL liability is predominantly associated with certain universal life contracts that measure net GAAP reserves using current best estimate assumptions and accordingly, will be updated each quarter using current inforce and market data and as part of the annual assumption update.

Policyholders’ Account Balances

Unearned Revenue Reserve

Our unearned revenue reserve (“URR”), reported as a component of “Policyholders’ account balances,” was $2.4 billion as of December 31, 2017. This reserve primarily relates to variable and universal life products within our Individual Life and International Insurance segments and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC and DSI as discussed above.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the impact that could result on each of the listed financial statement balances for the specified segments relative to changes in certain assumptions that may be considered reasonably likely to occur. The information below is for illustrative purposes only and considers only the hypothetical direct impact on December 31, 2017 balances of changes in a single assumption and not changes in any combinations of assumptions. The figures below are presented for segments that are expected to experience a significant impact as a result of the corresponding assumption change. Changes in excess of those illustrated may occur in any period. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided further above. For traditional long duration contracts and limited payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would cause a premium deficiency.

The impacts presented within this table do not reflect the related impacts of our asset liability management strategy which seeks to offset the changes in the balances presented within this table and is primarily comprised of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

	December 31, 2017
	Increase (Decrease) in
	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances(1)	Net Impact

	(in millions)
Assumptions:

Long-term interest rate(2):
Increase by 25 basis points	$55	$(45)	$100
Decrease by 25 basis points	$(60)	$50	$(110)

Long-term equity expected rate of return(3):
Increase by 50 basis points	$100	$(45)	$145
Decrease by 50 basis points	$(200)	$60	$(260)

NPR credit spread(4):
Increase by 50 basis points	$(350)	$(1,715)	$1,365
Decrease by 50 basis points	$385	$1,890	$(1,505)

Mortality(5):
Increase by 1%	$(85)	$(105)	$20
Decrease by 1%	$85	$105	$(20)

Lapse(6):
Increase by 10%	$(165)	$(750)	$585
Decrease by 10%	$175	$780	$(605)
__________

(1)	Includes GMDB/GMIB reserves, embedded derivative liabilities for certain living benefit guaranteed features, PFL liability, and URR.

(2)	Represents the impact of a parallel shift in the long-term interest rate yield curve for the Individual Life segment and the Japanese insurance operations.

(3)	Represents the impact of an increase or decrease in the long-term equity expected rate of return for the Individual Annuities segment.

(4)	Represents the impact of an increase or decrease in the NPR credit spread for the Individual Annuities segment.

(5)	Represents the impact of an increase or decrease in mortality rates for the Individual Life and Individual Annuities segments.

(6)	Represents the impact of an increase or decrease in lapse rates for the Individual Life and Individual Annuities segments, and the Long-Term Care business within our Corporate and Other operations.

Goodwill

As of December 31, 2017, our goodwill balance of $843 million is reflected in the following four reporting units: $444 million related to our Retirement Full Service business, $235 million related to our Investment Management business, $152 million related to our Gibraltar Life and Other operations and $12 million related to our International Insurance Life Planner business.

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

In the International Insurance Life Planner business and the Gibraltar Life and Other operations as well as the Investment Management segment, we did not elect to utilize the option for qualitative analysis and therefore completed a quantitative impairment analysis using an earnings multiple approach. The earnings multiple approach indicates the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2018 forecasted earnings. The multiples are then aggregated and a mean and median multiple is calculated for the group. The lower of the mean or median multiple is then applied to the 2018 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

In the Retirement Full Service business, we also did not elect to utilize the option for qualitative analysis and therefore completed a quantitative impairment analysis using a discounted cash flow approach. The discounted cash flow approach calculates the value of a business by applying a discount rate reflecting the market expected rate of return of the reporting unit to its projected future cash flows. These projected future cash flows were based on our internal forecasts, an expected growth rate and a terminal value. The reporting unit expected rate of return represents the required rate of return on its total capitalization. The process of deriving reporting unit specific required rates of return begins with the calculation of an overall Company Weighted Average Cost of Capital, which includes the calculation of the required return on equity using a Capital Asset Pricing Model (“CAPM”). The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. The calculation using the CAPM begins with the long-term risk-free rate of return, then applies a market risk premium for large company common stock, as well as company specific adjustments to address volatility versus the market. The Company then determines reporting unit specific required rates of return based on their relative volatilities, benchmarks results against reporting unit comparable companies, and ensures that the sum of the reporting unit required returns (after considering the impact of unallocated Corporate costs and capital) add up to the overall Company required return. This process results in reporting unit specific discount rates which are then applied to the expected future cash flows of the Retirement Full Service business to estimate fair value.

After completion of the first step of the quantitative tests, the fair values exceeded the carrying amounts for each of the four reporting units and we concluded there was no impairment as of December 31, 2017. The Investment Management, International Insurance Life Planner, Gibraltar Life and Other operations, and Retirement Full Service businesses had estimated fair values that exceeded their carrying amounts, each by at least 55%. Completion of the second step of the quantitative analysis is therefore not necessary.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. For all reporting units tested, market declines or other events impacting the fair value of these businesses, including discount rates, interest rates and growth rate assumptions or increases in the level of equity required to support these businesses, could result in goodwill impairments, resulting in a charge to income.

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

We determine our expected rate of return on plan assets based upon a building block approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, the effect of active management and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2017 was 6.25% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2016, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2017
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in expected rate of return by 100 bps	$(122)	$(15)
Decrease in expected rate of return by 100 bps	$122	$15

Foreign pension plans represent 5% of plan assets at the beginning of 2017. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $5 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to the Consolidated Financial Statements for information regarding the December 31, 2016 methodology we employed to determine our discount rate for 2017. Our assumed discount rate for 2017 was 4.15% for our domestic pension plans and 4.05% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2016, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2017
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in discount rate by 100 bps	$(111)	$(7)
Decrease in discount rate by 100 bps	$140	$5

Foreign pension plans represent 14% of plan obligations at the beginning of 2017. An increase in discount rate by 100 bps would result in a decrease in net periodic pension costs of $26 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $9 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2017, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2018, we will decrease the discount rate to 3.65% from 4.15% in 2017. The expected rate of return on plan assets will remain unchanged at 6.25%, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2017, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2017
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation

	(in millions)
Increase in discount rate by 100 bps	$(1,437)	$(187)
Decrease in discount rate by 100 bps	$1,653	$208

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The DRD is a major reason for the difference between the Company’s effective tax rate and the federal statutory rate. The DRD is an estimate that incorporates the prior and current year information, as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In December 2017, SEC staff issued “SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allows the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company can recognize provisional amounts when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 19 to the Consolidated Financial Statements for a discussion of provisional amounts related to the Tax Act of 2017 included in “Total income tax expense (benefit) before equity in earnings of operating joint ventures” in 2017.

The Tax Act of 2017 includes a provision causing post-1986 unremitted foreign earnings of at least 10% owned non-U.S. affiliates to be included in the Company’s U.S. income tax base, with an election to pay the associated tax on an eight-year installment basis. Unremitted foreign earnings from certain operations in foreign jurisdictions that impose a withholding tax on dividends are considered to be permanently reinvested for purposes of determining the applicable withholding tax expense. See Note 19 to the Consolidated Financial Statements for a discussion of unremitted earnings for which the Company provides U.S. income taxes.

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2017 “Total income tax expense (benefit)” of $65 million.

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

Other Accounting Policies

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, we recognized a charge of $237 million in our Individual Life segment, reflecting a change in our estimate of reinsurance cash flows associated with universal life products as well as a change in our method of reflecting these cash flows in the financial statements. Under our previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, we generally recognized reinsurance cash flows (e.g., premiums and recoveries) as they occurred. Under our new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, we revised how reinsurance is reflected in estimated gross profits used for the amortization of URR, DAC and VOBA. The change represents a change in accounting estimate effected by a change in accounting principle and is included within our annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cashflow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. We view this new methodology as preferable as we believe it better reflects the economics of our reinsurance transactions by aligning the results of our reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

Adoption of New Accounting Pronouncements

There are no new critical accounting estimates resulting from new accounting pronouncements adopted during 2017. See Note 2 to the Consolidated Financial Statements for a complete discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Results of Operations by Segment

U.S. Individual Solutions Division

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

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific contractual features. Under U.S. GAAP, the reserves for GMDB and GMIB are calculated based on best estimates applying our actuarial and capital markets return assumptions in accordance with an insurance fulfillment accounting framework. Under this framework, a liability is established over time representing the portion of fees collected that is expected to be used to satisfy the obligation to pay benefits in future periods. The risks associated with these benefit features are retained and results are included in adjusted operating income in a manner generally consistent with U.S. GAAP.

In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for under U.S. GAAP as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value, based on estimates of assumptions a market participant would use in valuing these embedded derivatives, and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net.” For purposes of measuring segment performance, adjusted operating income excludes the changes in fair value and instead reflects the performance of these riders using an insurance fulfillment accounting framework. Under this framework, adjusted operating income recognized each period reflects the rider fees earned during the period, less the portion of such fees estimated to be required to cover future benefit payments and hedging costs. For more information on how we determine the portion of fees needed to cover estimated future benefit payments and hedging costs, see “Variable Annuity Risks and Risk Mitigants” below.

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Operating results:
Revenues	$5,110	$4,666	$4,695
Benefits and expenses	2,912	2,901	2,898
Adjusted operating income	2,198	1,765	1,797
Realized investment gains (losses), net, and related adjustments	(1,157)	2,031	1,588
Related charges	577	68	(624)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,618	$3,864	$2,761

Adjusted Operating Income

2017 to 2016 Annual Comparison. Adjusted operating income increased $433 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $388 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, lower amortization costs and reserve provisions, and higher net investment spread results. The increase in asset-based fee income, net of a related increase in asset-based commissions, reflects higher average variable annuity account values due to market appreciation as well as the impact of greater efficiencies in managing product risks associated with the Asset Liability Management (“ALM”) strategy that was implemented in the third quarter of 2016. The increase in net investment spread results reflects higher investment income on non-coupon investments as well as a higher level of invested assets.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products. These adjustments resulted in a net benefit of $183 million and $138 million in 2017 and 2016, respectively. The net benefits primarily reflected the net impact of equity market performance on contractholder accounts and hedge effectiveness relative to our assumptions, as well as a net benefit resulting from our annual reviews and update of assumptions and other refinements.

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

Revenues, Benefits and Expenses

2017 to 2016 Annual Comparison. Revenues increased $444 million. Excluding an $85 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues increased $359 million. Higher average variable annuity account values and the impact from refinements to our risk management strategy drove increases in policy charges and fee income, and asset management and service fees and other income. The increase in net investment income was driven by higher income from non-coupon investments and a higher level of invested assets.

Benefits and expenses increased $11 million. Excluding a $40 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $29 million, primarily driven by a decrease in policyholders’ benefits, including changes in reserves. Partially offsetting this decrease were higher general and administrative expenses, net of capitalization, primarily driven by higher asset management costs and higher asset-based commissions due to higher average account values, as well as from higher net operating expenses, including those supporting business growth initiatives.

2016 to 2015 Annual Comparison. Revenues decreased $29 million. Excluding a $5 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues decreased $24 million, driven by a decrease in policy charges and fee income, asset management and service fees and other income, primarily due to a decline in average variable annuity account values. Partially offsetting this decrease was an increase in net investment income driven by higher income on non-coupon investments and higher invested assets, and an increase in premiums reflecting an increase in annuitizations of our variable annuity contracts, with offsets in policyholders’ benefits, as discussed below.

Benefits and expenses increased $3 million. Excluding a $19 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $16 million. Interest credited to policyholders’ account balances and amortization of DAC decreased $21 million and $12 million, respectively, driven by lower fee income, as discussed above. General and administrative expenses, net of capitalization, decreased $10 million driven by lower asset management costs and lower asset-based commissions due to lower average account values, partially offset by higher operating expenses. Partially offsetting these decreases was a $25 million increase in policyholders’ benefits, including changes in reserves, primarily reflecting an increase in annuitizations of our variable annuity contracts with offsets in premiums, as discussed above.

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, our fee income generally drives other items such as the pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, policy charges and the impact of positive or negative market value changes. The annuity industry’s competitive and regulatory landscapes, which have been dynamic over the last few years, may impact our net flows, including new business sales. The following table sets forth account value information for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Total Individual Annuities(1):
Beginning total account value	$156,783	$152,945	$158,664
Sales	5,894	8,054	8,780
Surrenders and withdrawals	(9,821)	(7,881)	(8,415)
Net sales	(3,927)	173	365
Benefit payments	(1,873)	(1,794)	(1,910)
Net flows	(5,800)	(1,621)	(1,545)
Change in market value, interest credited and other activity	21,355	9,012	(585)
Policy charges	(3,712)	(3,553)	(3,589)
Ending total account value	$168,626	$156,783	$152,945
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $165.1 billion, $153.3 billion and $149.4 billion as of December 31, 2017, 2016 and 2015, respectively. Fixed annuity account values were $3.5 billion as of December 31, 2017, 2016 and 2015.

2017 to 2016 Annual Comparison. The increase in account values during 2017 was predominantly driven by favorable changes in the market value of contractholder funds. Net sales for 2017 decreased compared to 2016 reflecting lower gross sales and higher surrenders and withdrawals. The decline in gross sales for 2017 compared to 2016 was largely driven by the continued impact stemming from the evolving DOL fiduciary rules and an industry shift away from variable annuity products.

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

 Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of Product Design Features, an Asset Liability Management Strategy, a Capital Hedge Program and External Reinsurance.

Product Design Features

A portion of the variable annuity contracts that we offer include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

During the third quarter of 2016, we implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed through the accumulation of fixed income instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared, and OTC equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP. However, under the ALM strategy that began in the third quarter of 2016, adjusted operating income includes the fees earned that are in excess of the estimated portion of fees required to cover expected claims and hedge costs for the economic liability. The portion of fees required to cover such costs is updated quarterly to reflect updated estimates and actual experience. The effectiveness of our hedging program as measured by comparing the change in value of our hedging assets to the change in value of the liability we are attempting to hedge will ultimately be reflected in adjusted operating income over time through the inclusion of actual hedge costs. Expected costs are updated periodically along with our expectation of claims. For adjusted operating income purposes, DAC and other costs are fully amortized over the life of the contracts proportional to our actual and estimated gross profits under the adjusted operating income framework described above. Overall, we generally expect this strategy to result in a higher portion of fees being recognized in adjusted operating income than under our prior strategy.

The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy.

	As of December 31,
	2017	2016

	(in millions)
U.S. GAAP liability (including non-performance risk)	$8,663	$8,179
Non-performance risk adjustment	3,228	7,136
Subtotal	11,891	15,315
Adjustments including risk margins and valuation methodology differences	(2,742)	(5,663)
Economic liability managed through the ALM strategy	$9,149	$9,652

As of December 31, 2017, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments and derivatives, as compared to the changes in the embedded derivative liability these assets support. These differences can be primarily attributed to three distinct areas:

•
Different valuation methodologies in measuring the liability we intend to cover with fixed income instruments and derivatives versus the liability reported under U.S. GAAP—The valuation methodology utilized in estimating the economic liability we intend to defray with fixed income instruments and derivatives is different from that required to be utilized to measure the liability under U.S. GAAP. The valuation of the economic liability excludes certain items that are included within the U.S. GAAP liability, such as NPR (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but different from our best estimate).

•
Different accounting treatment between liabilities and assets supporting those liabilities—Under U.S. GAAP, changes in value of the embedded derivative liability and derivative instruments used to hedge a portion of the economic liability are immediately reflected in net income. In contrast, changes in fair value of fixed income instruments that support a portion of the economic liability are designated as available-for-sale and are recorded as unrealized gains (losses) in other comprehensive income rather than within net income.

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

The following table illustrates the net impact to our Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Year ended December 31,
	2017	2016	2015

	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)(3)	$620	$(692)	$(547)
Change in portions of U.S. GAAP liability, before NPR(4)	2,477	1,745	(67)
Change in the NPR adjustment	(3,890)	(1,097)	2,243
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions-reported in Individual Annuities	(793)	(44)	1,629
Related benefit (charge) to amortization of DAC and other costs	$159	$243	$(701)
Net impact of assumption updates and other refinements	(85)	1,455	(34)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs-reported in Individual Annuities(3)	$(719)	$1,654	$894
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)
Excludes $0 million, $(1,523) million and $(585) million for 2017, 2016 and 2015, respectively, representing the impact of managing interest rate risk through capital management strategies other than hedging of particular exposures through September 30, 2016. Because this decision was based on the capital considerations of the Company as a whole, the impact was reported in Corporate and Other operations. See “—Corporate and Other.”

(4)
Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability, as well as the portion of the economic liability managed with fixed income instruments.

The net loss of $719 million for 2017 primarily reflected the net impact of a $793 million loss from changes in the U.S. GAAP embedded derivative and hedge positions, predominantly driven by a decrease in the NPR adjustment due to tightening of credit spreads used in measuring our living benefits contracts. Partially offsetting this decrease were an increase in the portions of the U.S. GAAP liability before NPR that are excluded from our hedge target and, to a lesser extent, a benefit from net hedging impacts, primarily driven by fund outperformance and favorable liability basis.

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

Through March 31, 2016, we reinsured living benefit guarantees issued by our domestic statutory life insurance companies to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”), in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, these living benefit guarantees and certain retirement products were recaptured and then reinsured to certain of our domestic statutory life insurance companies. The ALM strategy described above is executed within these domestic insurance companies. After the foregoing transactions, Pruco Re no longer had any material active reinsurance with affiliates. On September 30, 2016, Pruco Re was merged with and into Prudential Annuities Life Assurance Corporation (“PALAC”).

Capital Hedge Program

During 2017, we commenced a capital hedge program within the Individual Annuities segment to further hedge equity market impacts. The program is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. The changes in value of these derivatives are recognized in adjusted operating income over the expected duration of the capital hedge program.

External Reinsurance

As of December 31, 2017, $3.2 billion of HDI v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value; however, a substantial portion of the account values associated with GMDBs are subject to an automatic rebalancing feature because the contractholder also selected a living benefit guarantee which includes an automatic rebalancing feature. All of the variable annuity account values with living benefit guarantees also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these contracts.

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated.

	December 31,
	2017		2016		2015
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total

	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$114,686	69%	$106,585	69%	$106,018	71%
ALM strategy only	9,317	6%	9,409	6%	9,994	7%
Automatic rebalancing only	1,003	1%	1,168	1%	1,393	1%
External reinsurance(3)	3,227	2%	2,932	2%	1,513	1%
PDI	9,996	5%	7,926	5%	4,664	3%
Other Products	2,791	2%	2,730	2%	2,870	2%
Total living benefit/GMDB features	$141,020		$130,750		$126,452
GMDB features and other(4)	24,133	15%	22,545	15%	22,989	15%
Total variable annuity account value	$165,153		$153,295		$149,441
_________

(1)	All contracts with living benefit guarantees also contain GMDB features, covering the same insured contract.

(2)	Contracts with living benefits that are included in our ALM strategy, and have an automatic rebalancing feature.

(3)
Represents contracts subject to reinsurance transaction with external counterparty covering certain new HDI v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Operating results:
Revenues	$4,974	$5,355	$5,233
Benefits and expenses	5,165	5,276	4,598
Adjusted operating income	(191)	79	635
Realized investment gains (losses), net, and related adjustments	96	58	166
Related charges	101	(223)	(9)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$6	$(86)	$792

Adjusted Operating Income

2017 to 2016 Annual Comparison. Adjusted operating income decreased $270 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2017 included a $653 million net charge from this annual review, mainly driven by a charge related to the unfavorable impacts for universal life and variable life products from modeling enhancements and other refinements related to a valuation systems conversion, including a net charge related to a change in the method of accounting for reinsurance associated with certain long-duration insurance contracts (see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Other Accounting Policies—Accounting for Certain Reinsurance Contracts in our Individual Life business”), as well as unfavorable lapse rate assumptions primarily for universal life products. Results for 2016 included a $420 million net charge from our annual reviews and update of assumptions and other refinements, mainly driven by a charge to accrue a liability to offset the present value of losses expected to be recognized in later years (see “Profits Followed by Losses” included in “—Accounting Policies & Pronouncements” above) and a charge related to an out of period adjustment (see Note 1 to the Consolidated Financial Statements), partially offset by a net benefit from the impacts of other refinements. Excluding these impacts, adjusted operating income decreased $37 million, primarily reflecting the unfavorable ongoing impact of our second quarter 2017 annual review and update of assumptions and other refinements, higher general and administrative expenses, including expenses related to business growth initiatives, and an unfavorable impact from mortality experience, net of reinsurance. These decreases were partially offset by a higher contribution from net investment spread results.

2016 to 2015 Annual Comparison. Adjusted operating income decreased $556 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2016 included a $420 million net charge from these impacts, as discussed above. Results for 2015 included a $68 million net benefit from our annual review and update of assumptions and other refinements, mainly driven by net favorable modifications to our economic and actuarial assumptions. Excluding these impacts, adjusted operating income decreased $68 million, primarily driven by less favorable mortality experience, net of reinsurance, and higher general and administrative expenses driven by business growth initiatives, partially offset by a higher contribution from investment results.

Revenues, Benefits and Expenses

2017 to 2016 Annual Comparison. Revenues decreased $381 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $152 million. Net investment income increased $126 million primarily reflecting higher average invested assets resulting from continued business growth and higher investment income from unaffiliated reserve financing activity, which resulted in a corresponding increase in interest expense, as discussed below, and higher income on non-coupon investments, partially offset by lower prepayment fee income. Premiums increased $35 million primarily driven by growth in our term life insurance business. Policy charges and fee income, asset management and service fees and other income decreased $9 million, reflecting higher cost of reinsurance premiums, as a result of the unfavorable ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance (partial offsets included in benefits and expenses below), partially offset by an increase in asset management and service fees and other income from continued business growth.

Benefits and expenses decreased $111 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $189 million. General and administrative expenses, net of capitalization, increased $66 million primarily reflecting higher operating expenses including business growth initiatives. Interest expense increased $65 million related to higher reserve financing costs, as discussed above. Policyholders’ benefits and interest credited to account balances increased $58 million, reflecting continued business growth and an unfavorable impact from mortality experience, partially offset by the favorable ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance, as discussed above.

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

	2017			2016			2015
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total

	(in millions)
Term Life	$30	$183	$213	$32	$168	$200	$33	$171	$204
Guaranteed Universal Life(1)	16	140	156	24	219	243	31	189	220
Other Universal Life(1)	37	88	125	34	61	95	28	61	89
Variable Life	35	95	130	26	66	92	22	56	78
Total	$118	$506	$624	$116	$514	$630	$114	$477	$591
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 15%, 13% and 17% of Guaranteed Universal Life and 1%, 3% and 7% of Other Universal Life annualized new business premiums for the years ended December 31, 2017, 2016 and 2015, respectively.

2017 to 2016 Annual Comparison. Annualized new business premiums decreased $6 million, primarily driven by lower guaranteed universal life sales, partially offset by higher sales across other products, as a result of certain distribution and product actions implemented to enhance product mix diversification.

2016 to 2015 Annual Comparison. Annualized new business premiums increased $39 million, primarily driven by the continued impact of product enhancements in both universal and variable life as well as continued improvements in distribution execution.

U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Operating results(1):
Revenues	$13,843	$12,876	$11,821
Benefits and expenses	12,599	11,864	10,890
Adjusted operating income	1,244	1,012	931
Realized investment gains (losses), net, and related adjustments	(62)	(281)	255
Related charges	(90)	(272)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	118	(21)	(581)
Change in experience-rated contractholder liabilities due to asset value changes	67	25	490
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,277	$463	$1,094
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

Adjusted Operating Income

2017 to 2016 Annual Comparison. Adjusted operating income increased $232 million. Results for 2017 and 2016 reflected a net charge of $20 million and a net benefit of $6 million, respectively, from our annual reviews and update of assumptions and other refinements. Excluding this unfavorable comparative impact, adjusted operating income increased $258 million, primarily driven by higher net investment spread results, a higher contribution from reserve experience and higher fee income. The increase in net investment spread results primarily reflected higher income on non-coupon investments, higher invested assets and net prepayment fee income, partially offset by lower reinvestment rates net of crediting rate actions on full service general account stable value products. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis for existing contracts and growth in our pension risk transfer business. Higher fee income primarily reflected growth in full service average account values driven by market appreciation.

2016 to 2015 Annual Comparison. Adjusted operating income increased $81 million. Results for 2016 reflected a net benefit of $6 million from our annual review and update of assumptions and other refinements, driven by favorable updates to actuarial assumptions, while results for 2015 reflected no net impact from our annual review and update of assumptions. Excluding this favorable comparative impact, adjusted operating income increased $74 million, primarily driven by higher net investment spread results, partially offset by a lower contribution from reserve experience, higher general and administrative expenses, net of capitalization, and lower fee income. The increase in net investment spread results primarily reflected higher net prepayment fee income, higher invested assets and income on non-coupon investments, partially offset by lower reinvestment rates net of crediting rate reductions on full service general account stable value products. The lower contribution from reserve experience primarily reflected lower mortality gains on a comparative basis for pension risk transfer contracts. The increase in general and administrative expenses, net of capitalization, was primarily driven by increased legal costs. The decrease in fee income primarily reflected lower margins on full service account values. This decrease was partially offset by growth in average account values and an increase in per participant fee charges.

Revenues, Benefits and Expenses

2017 to 2016 Annual Comparison. Revenues increased $967 million. Premiums increased $699 million, primarily driven by new pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income increased $219 million, primarily reflecting higher income on non-coupon investments and higher invested assets, partially offset by lower reinvestment rates. Policy charges and fee income, asset management and service fees and other income increased $49 million, primarily driven by higher fee income from growth in full service average account values driven by market appreciation.

Benefits and expenses increased $735 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $709 million. Policyholders’ benefits, including the change in policy reserves, increased $705 million, primarily related to the increase in premiums discussed above.

2016 to 2015 Annual Comparison. Revenues increased $1,055 million. Premiums increased $851 million primarily driven by pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed in benefits and expenses below. Net investment income increased $181 million, primarily reflecting higher invested assets, higher prepayment fee income and income on non-coupon investments, partially offset by lower reinvestment rates.

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

Account Values

Account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on most of our fee-based products varies in part with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are plan sales and participant deposits or additions, as applicable, minus plan and participant withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances, see “—Investment Management.”

	Year ended December 31,
	2017	2016	2015

	(in millions)
Full Service:
Beginning total account value	$202,802	$188,961	$184,196
Deposits and sales	29,527	21,928	25,684
Withdrawals and benefits	(24,811)	(20,127)	(21,559)
Change in market value, interest credited and interest income and other activity	27,098	12,040	640
Ending total account value	$234,616	$202,802	$188,961
Net additions (withdrawals)	$4,716	$1,801	$4,125
Institutional Investment Products:
Beginning total account value	$183,376	$179,964	$179,641
Additions(1)	21,630	16,140	15,572
Withdrawals and benefits	(17,406)	(12,161)	(15,388)
Change in market value, interest credited and interest income	5,190	5,299	3,476
Other(2)	1,702	(5,866)	(3,337)
Ending total account value	$194,492	$183,376	$179,964
Net additions (withdrawals)	$4,224	$3,979	$184
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our U.K. longevity reinsurance business and changes in asset balances for externally-managed accounts. For the years ended December 31, 2017 and 2016, “other” activity also includes $4,782 million in receipts offset by $4,375 million in payments and $2,914 million in receipts offset by $2,364 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

2017 to 2016 Annual Comparison. The increase in full service account values primarily reflected the favorable changes in the market value of customer funds and the addition of a significant defined contribution transaction. The increase in net additions was primarily driven by higher large plan sales, partially offset by higher large plan lapses.

The increase in institutional investment products account values primarily reflected net additions from pension risk transfer transactions, interest credited on customer funds and the impact from foreign currency fluctuations on longevity reinsurance account values, partially offset by net withdrawals from investment-only stable value accounts. The increase in net additions was primarily driven by greater net additions related to pension risk transfer transactions, partially offset by investment-only stable value accounts, which reflected net withdrawals in 2017 compared to net additions in 2016.

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

	Year ended December 31,
	2017	2016	2015

	(in millions)
Operating results:
Revenues	$5,471	$5,343	$5,143
Benefits and expenses	5,218	5,123	4,967
Adjusted operating income	253	220	176
Realized investment gains (losses), net, and related adjustments	(53)	(8)	(1)
Related charges	0	(6)	(4)
Income before income taxes and equity in earnings of operating joint ventures	$200	$206	$171
Benefits ratio(1):
Group life(2)	88.9%	89.1%	88.7%
Group disability(2)	71.8%	75.7%	75.7%
Total group insurance(2)	85.8%	86.7%	86.6%
Administrative operating expense ratio(3):
Group life	11.2%	10.6%	11.0%
Group disability	29.4%	31.4%	34.1%
Total group insurance	14.6%	14.3%	15.0%
__________

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income.

(2)
Benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefits ratios were 88.7%, 78.9% and 86.9% for 2017, respectively, 88.5%, 82.9% and 87.5% for 2016, respectively, and 89.2%, 79.2% and 87.5% for 2015, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

2017 to 2016 Annual Comparison. Adjusted operating income increased $33 million, including favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2017 included a $55 million net benefit from these updates while results for 2016 included a $41 million net benefit. The net benefit in both periods was primarily driven by favorable experience related to our group disability business. Excluding the effect of these items, adjusted operating income increased $19 million, primarily reflecting favorable underwriting results in our group disability business and a higher contribution from net investment spread results, partially offset by higher expenses. The underwriting results in our group disability business reflect increased new business and favorable claim experience, while the underwriting results in our group life business remained relatively flat in comparison to the prior year period.

2016 to 2015 Annual Comparison. Adjusted operating income increased $44 million, primarily reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2016 included a $41 million net benefit from these updates, while results for 2015 included a $28 million net benefit. Excluding the effect of these items, adjusted operating income increased $30 million primarily reflecting more favorable underwriting results in our group life business, a higher contribution from net investment spread results, and lower expenses, partially offset by less favorable underwriting results in our group disability business. The underwriting results in our group life business reflected a favorable impact from a reserve refinement and more favorable experience, while the underwriting results in our group disability business reflected the impact of lower claim resolutions on long-term contracts and higher benefits resulting from other claims-related charges, partially offset by the impacts of fewer new claims and increased new business.

Revenues, Benefits and Expenses

2017 to 2016 Annual Comparison. Revenues increased $128 million. Excluding an unfavorable comparative impact of $37 million resulting from our annual reviews and update of assumptions and other refinements, revenues increased $165 million. The increase reflected $135 million of higher premiums and policy charges and fee income, primarily driven by the increase in new business in both our group life and group disability businesses, as well as higher premiums on experience-rated contracts in our group life business with corresponding offsets in benefits and expenses. Net investment income increased $29 million primarily driven by higher income from non-coupon investments.

Benefits and expenses increased $95 million. Excluding a favorable comparative impact of $51 million resulting from our annual reviews and update of assumptions and other refinements, benefits and expenses increased $146 million. This increase primarily reflected higher policyholders’ benefits and changes in reserves, driven by higher benefits on group life experience-rated contracts, as discussed above, higher benefit payments in our group disability business and our non-experience rated group life contracts, and higher general and administrative expenses.

2016 to 2015 Annual Comparison. Revenues increased $200 million. Excluding a favorable comparative impact of $42 million resulting from our annual reviews and update of assumptions and other refinements, revenues increased $158 million. The increase reflected $140 million of higher premiums and policy charges and fee income primarily driven by the increase in new business in both our group life and group disability businesses, as well as higher premiums on existing experience-rated contracts in our group life business. Net investment income increased $21 million driven by higher prepayment income and income from non-coupon investments.

Benefits and expenses increased $156 million. Excluding an unfavorable comparative impact of $29 million resulting from our annual review and update of assumptions and other refinements, benefits and expenses increased $127 million. Policyholders’ benefits, including the change in reserves, increased $120 million, driven by the impact of new business for both our group life and group disability businesses, the impact of lower claim resolutions on long-term contracts in our group disability business, and higher benefits on existing experience-rated contracts in our group life business, partially offset by a decrease in general and administrative expenses.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Annualized new business premiums(1):
Group life	$287	$316	$204
Group disability	153	119	69
Total	$440	$435	$273
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2017 to 2016 Annual Comparison. Total annualized new business premiums increased $5 million primarily driven by sales to new clients in our group disability business, partially offset by lower sales in our group life business, which included a large client sale in 2016.

2016 to 2015 Annual Comparison. Total annualized new business premiums increased $162 million as we continued to grow through sales to new and existing clients in both our group disability business and our group life business, which included a large client sale in 2016, while maintaining pricing and underwriting discipline.

Investment Management Division

Investment Management

Operating Results

The following table sets forth the Investment Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Operating results(1):
Revenues	$3,355	$2,961	$2,944
Expenses	2,376	2,174	2,165
Adjusted operating income	979	787	779
Realized investment gains (losses), net, and related adjustments	(4)	(6)	(4)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	95	45	50
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,070	$826	$825
 __________

(1)
Certain of our Investment Management segment’s investment activities are based in currencies other than the U.S. dollar and are therefore subject to foreign currency exchange rate risk. Effective January 1, 2016, the financial results of our Investment Management segment include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. For more information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.

Adjusted Operating Income

2017 to 2016 Annual Comparison. Adjusted operating income increased $192 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows, market appreciation, and a favorable fee rate modification within certain real estate funds that occurred in the third quarter of 2016. Also contributing to the increase were higher other related revenues, net of associated expenses, driven by higher strategic investing results due to favorable investment performance, higher net performance-based incentive fees, and an increase in commercial mortgage agency loan originations. These increases were partially offset by higher expenses.

2016 to 2015 Annual Comparison. Adjusted operating income increased $8 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average fixed income assets under management as a result of net inflows, market appreciation, and a favorable fee rate modification within certain real estate funds that occurred in the third quarter of 2016, partially offset by a decline in average equity assets under management as a result of net outflows and market volatility experienced in the first half of 2016. The increase was also partially offset by lower other related revenues, net of associated expenses, primarily related to lower strategic investing results and lower equity fund-related incentive fees, net of expenses.

Revenues and Expenses

The following table sets forth the Investment Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Year ended December 31,
	2017	2016	2015
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$1,147	$1,046	$923
Retail customers(1)	800	707	764
General account	470	474	448
Total asset management fees	2,417	2,227	2,135
Other related revenues by source:
Incentive fees	197	108	88
Transaction fees	27	19	20
Strategic investing	88	25	30
Commercial mortgage(2)	127	103	103
Total other related revenues(3)	439	255	241
Service, distribution and other revenues(4)	499	479	568
Total revenues	$3,355	$2,961	$2,944
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $80 million in 2017, $84 million in 2016 and $78 million in 2015.

2017 to 2016 Annual Comparison. Revenues increased $394 million. Total asset management fees increased $190 million primarily as a result of net inflows within fixed income, market appreciation, and the impact of a favorable fee rate modification within certain real estate funds. Other related revenues increased $184 million primarily due to an increase in gross performance-based incentive fees related to certain fixed income funds, higher strategic investing results driven by favorable investment performance, and an increase in commercial mortgage agency loan originations. Service, distribution and other revenues increased $20 million reflecting higher net investment income and other revenue related to certain consolidated funds.

Expenses increased $202 million, primarily reflecting higher compensation attributable to higher earnings, as well as an increase in non-compensation related expenses.

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

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	December 31,
	2017	2016	2015

	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$68.0	$59.3	$59.9
Fixed income	379.4	332.2	289.9
Real estate	42.1	40.0	39.3
Institutional customers(1)	489.5	431.5	389.1
Retail customers:
Equity	132.4	112.4	121.4
Fixed income	111.5	94.5	73.7
Real estate	1.7	2.3	2.2
Retail customers(2)	245.6	209.2	197.3
General account:
Equity	5.8	6.4	7.4
Fixed income	412.5	391.3	367.5
Real estate	1.9	1.7	1.8
General account	420.2	399.4	376.7
Total assets under management	$1,155.3	$1,040.1	$963.1
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	December 31,
	2017	2016	2015

	(in billions)
Institutional Customers:
Beginning assets under management	$431.5	$389.1	$370.0
Net additions (withdrawals), excluding money market activity:
Third-party	11.6	5.3	21.2
Third-party via affiliates(1)	2.4	0.8	(4.8)
Total	14.0	6.1	16.4
Market appreciation (depreciation)(2)	42.9	24.2	2.6
Other increases (decreases)(3)	1.1	12.1	0.1
Ending assets under management	$489.5	$431.5	$389.1
Retail Customers:
Beginning assets under management	$209.2	$197.3	$186.1
Net additions (withdrawals), excluding money market activity:
Third-party	4.1	0.4	0.8
Third-party via affiliates(1)	(2.0)	(0.5)	9.2
Total	2.1	(0.1)	10.0
Market appreciation (depreciation)(2)	34.6	9.1	1.4
Other increases (decreases)(3)	(0.3)	2.9	(0.2)
Ending assets under management	$245.6	$209.2	$197.3
General Account:
Beginning assets under management	$399.4	$376.7	$377.4
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated	3.9	8.9	(1.1)
Total	3.9	8.9	(1.1)
Market appreciation (depreciation)(2)	15.1	13.3	(1.5)
Other increases (decreases)(3)	1.8	0.5	1.9
Ending assets under management	$420.2	$399.4	$376.7
__________

(1)
Represents assets that our Investment Management segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)	Includes income reinvestment, where applicable.

(3)
Includes the effect of foreign exchange rate changes, net money market activity primarily related to cash collateral received or released in conjunction with our Annuities’ living benefits hedging program, and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $4.7 billion, gains of $2.7 billion and losses of $1.7 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

Strategic Investments

The following table sets forth the strategic investments of the Investment Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2017	2016

	(in millions)
Co-Investments:
Real estate	$185	$165
Fixed income	584	218
Seed Investments:
Real estate	50	46
Public equity	658	441
Fixed income	309	279
Total	$1,786	$1,149

The increase in strategic investments was primarily driven by a higher level of investment in collateralized loan obligations and the funding of new mutual funds.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Operating results:
Revenues:
Life Planner operations	$10,644	$9,986	$9,172
Gibraltar Life and Other operations	10,916	11,023	10,192
Total revenues	21,560	21,009	19,364
Benefits and expenses:
Life Planner operations	9,151	8,447	7,587
Gibraltar Life and Other operations	9,211	9,445	8,551
Total benefits and expenses	18,362	17,892	16,138
Adjusted operating income:
Life Planner operations	1,493	1,539	1,585
Gibraltar Life and Other operations	1,705	1,578	1,641
Total adjusted operating income	3,198	3,117	3,226
Realized investment gains (losses), net, and related adjustments	985	992	1,215
Related charges	(18)	(32)	(60)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	218	4	57
Change in experience-rated contractholder liabilities due to asset value changes	(218)	(4)	(57)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(43)	(47)	8
Income (loss) before income taxes and equity in earnings of operating joint ventures	$4,122	$4,030	$4,389

Adjusted Operating Income

2017 to 2016 Annual Comparison. Adjusted operating income from our Life Planner operations decreased $46 million including a net unfavorable impact of $32 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $67 million net charge in 2017, including impacts from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan, compared to a $38 million net charge in 2016.

Excluding the effect of these items, adjusted operating income increased $15 million, primarily reflecting the growth of business in force in our Japan and Brazil operations, improved policyholder experience, and a higher contribution from net investment results, primarily from higher income on non-coupon investments and higher net prepayment fee income, partially offset by lower reinvestment rates. These favorable impacts were partially offset by higher expenses, including legal costs and expenses supporting business growth.

Adjusted operating income from our Gibraltar Life and Other operations increased $127 million including a net unfavorable impact of $8 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $21 million net benefit in 2017 compared to a $34 million net charge in 2016.

Excluding the effect of these items, adjusted operating income increased $80 million, primarily reflecting the growth of business in force, including higher earnings from our indirect investment in AFP Habitat which reflected twelve months of income in the current year compared to ten months of income in the prior year, improved policyholder experience and more favorable comparative mortality experience. These favorable impacts were partially offset by the absence of a gain on the sale of a home office property in Japan in the prior year.

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

Adjusted operating income from our Gibraltar Life and Other operations decreased $63 million including a net unfavorable impact of $169 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods included the impact of our annual reviews and updates of assumptions and other refinements which resulted in a $34 million net charge in 2016, including unfavorable economic assumption updates driven by lower interest rates in Japan, compared to a $10 million net charge in 2015.

Excluding the effect of these items, adjusted operating income increased $130 million as the growth of business in force, including the contribution from the Company’s investment in AFP Habitat in Chile in March of 2016, more favorable comparative mortality experience and lower net expenses, including a gain on the sale of a home office property in Japan, were partially offset by a lower contribution from net investment spreads, primarily from lower income on non-coupon investments.

Revenues, Benefits and Expenses

2017 to 2016 Annual Comparison. Revenues from our Life Planner operations increased $658 million including a net unfavorable impact of $55 million from currency fluctuations and a net benefit of $15 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $698 million. This increase was primarily driven by higher premiums and policy charges and fee income of $518 million related to growth of business in force, as discussed above. Net investment income increased $167 million primarily reflecting higher income on non-coupon investments and higher net prepayment fee income, partially offset by lower reinvestment rates.

Benefits and expenses from our Life Planner operations increased $704 million including a net favorable impact of $23 million from currency fluctuations and a net charge of $44 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $683 million. Policyholder benefits, including changes in reserves, increased $427 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $201 million primarily due to higher operating expenses, including legal costs and expenses supporting business growth.

Revenues from our Gibraltar Life and Other operations decreased $107 million, including a net unfavorable impact of $166 million from currency fluctuations and a net benefit of $13 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $46 million. This increase was primarily driven by higher premiums and policy charges and fee income related to the growth of business in force, as discussed above, and higher net investment income.

Benefits and expenses from our Gibraltar Life and Other operations decreased $234 million including a net favorable impact of $158 million from currency fluctuations and a net benefit of $42 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $34 million, driven by a decrease in policyholder benefits, including changes in reserves, related to improved policyholder experience and more favorable comparative mortality experience, as discussed above.

2016 to 2015 Annual Comparison. Revenues from our Life Planner operations increased $814 million including a net favorable impact of $287 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $527 million. This increase was primarily driven by higher premiums and policy charges and fee income of $372 million related to growth of business in force. Net investment income increased $152 million primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by the impact of lower reinvestment rates.

Benefits and expenses from our Life Planner operations increased $860 million including a net unfavorable impact of $384 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $476 million. Policyholder benefits, including changes in reserves, increased $370 million primarily driven by business growth. General and administrative expenses, net of capitalization, increased $76 million primarily due to higher costs, including those supporting business growth.

Revenues from our Gibraltar Life and Other operations increased $831 million, including a net favorable impact of $321 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $510 million, driven by a $228 million increase in premiums and policy charges and fee income due to business growth, and an $118 million increase in net investment income primarily reflecting investment portfolio growth related to the growth of business in force, partially offset by lower investment spread income, and the gain on the sale of a home office property in Japan.

Benefits and expenses from our Gibraltar Life and Other operations increased $894 million including a net unfavorable impact of $490 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $404 million, primarily reflecting a $371 million increase in policyholder benefits, including changes in reserves, related to business growth and $10 million in general and administrative expenses, net of capitalization, due to higher costs, including those supporting business growth.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations(1)	$1,391	$1,276	$1,117
Gibraltar Life	1,598	1,726	1,548
Total	$2,989	$3,002	$2,665
On a constant exchange rate basis:
Life Planner operations	$1,374	$1,263	$1,147
Gibraltar Life	1,601	1,706	1,595
Total	$2,975	$2,969	$2,742
__________

(1)	The amount for the year ended December 31, 2016 has been revised to correct the previously reported amount.

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

2017 to 2016 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2017					Year Ended December 31, 2016
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total

	(in millions)
Life Planner	$814	$122	$352	$86	$1,374	$742	$114	$332	$75	$1,263
Gibraltar Life:
Life Consultants	367	50	113	211	741	352	52	117	212	733
Banks(2)	520	0	33	61	614	518	0	68	130	716
Independent Agency	138	19	66	23	246	128	23	71	35	257
Subtotal	1,025	69	212	295	1,601	998	75	256	377	1,706
Total	$1,839	$191	$564	$381	$2,975	$1,740	$189	$588	$452	$2,969
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 64%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2017, and 9% and 53%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2016.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $111 million. Growth in Life Planner headcount in our Japan operation resulted in an increase in U.S. dollar-denominated whole life and retirement products and yen-denominated term life and retirement products. The increase also reflected higher sales in our Brazil operations across various product lines as Life Planner count continued to grow.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $105 million. Life Consultant sales increased $8 million primarily from higher sales of U.S. dollar-denominated whole life products resulting from the introduction of a new recurring pay life product in the second quarter of 2017. This increase was partially offset by lower sales of yen-denominated whole life and term life products. Bank channel sales decreased $102 million primarily from lower sales of yen-denominated term life and whole life products following the premium rate increases on yen-based products in April of 2017, the suspension of sales of yen-denominated annuity products in April 2016 in response to the low interest rate environment and lower sales of U.S. dollar- and Australian dollar-denominated annuity products due to increased competition and product actions. This decrease was partially offset by higher sales of U.S. dollar-denominated whole life products. Independent Agency sales decreased $11 million primarily reflecting lower sales of yen-denominated whole life and term life products after the April 2017 repricing and lower sales of Australian dollar-denominated annuity products. The decrease was partially offset by higher sales of U.S. dollar-denominated whole life products.

2016 to 2015 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Year Ended December 31, 2016					Year Ended December 31, 2015
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total

	(in millions)
Life Planner	742	114	332	75	1,263	708	114	264	61	1,147
Gibraltar Life:
Life Consultants	352	52	117	212	733	331	58	126	140	655
Banks(2)	518	0	68	130	716	472	1	40	180	693
Independent Agency	128	23	71	35	257	98	22	69	58	247
Subtotal	998	75	256	377	1,706	901	81	235	378	1,595
Total	1,740	189	588	452	2,969	1,609	195	499	439	2,742
__________

(1)	Includes retirement income, endowment and savings variable universal life.

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

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $116 million. Growth in Life Planner headcount and productivity in our Japan operation, coupled with the factors described above, resulted in an increase in sales of U.S. dollar-denominated retirement and whole life products while sales of yen-denominated term life products remained strong in the corporate market. Lower sales of life protection products in our Korean operation reflecting pricing actions were partially offset by higher sales in our Brazilian operation across various product lines as Life Planner count and average premiums continued to grow.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations increased $111 million. Life Consultant sales increased $78 million as higher sales of U.S. dollar-denominated annuity and whole life products were partially offset by lower sales of yen-denominated life protection products and Australian dollar-denominated annuity and retirement income products. Bank channel sales increased $23 million primarily driven by higher sales of U.S. dollar-denominated whole life, retirement income and annuity products, partially offset by lower sales of yen-denominated whole life and annuity products and Australian dollar-denominated annuity products. Independent Agency sales increased $10 million as higher sales of U.S. dollar-denominated whole life and retirement income products were partially offset by lower sales of Australian dollar-denominated annuity products and yen-denominated retirement and annuity products.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated.

	As of December 31,
	2017	2016	2015
Life Planners:
Japan	3,941	3,824	3,528
All other countries	3,890	3,856	4,064
Gibraltar Life Consultants	8,326	8,884	8,805
Total	16,157	16,564	16,397

2017 to 2016 Comparison. The number of Life Planners increased by 151, driven by an increase of 117 in Japan as a result of improved recruiting efforts and fewer terminations. Life Planners increased by 34 in other operations, primarily in Brazil as a result of improved recruiting efforts, partially offset by a decrease in Korea and Taiwan as a result of more selective recruiting efforts.

The number of Gibraltar Life Consultants decreased by 558, primarily reflecting more selective recruiting efforts and retention standards.

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

Corporate and Other

Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

	Year ended December 31,
	2017	2016	2015

	(in millions)
Operating results:
Capital debt interest expense	$(705)	$(686)	$(731)
Investment income, net of operating debt interest expense	96	1	69
Pension and employee benefits	157	103	173
Other corporate activities(1)	(985)	(999)	(824)
Adjusted operating income	(1,437)	(1,581)	(1,313)
Realized investment gains (losses), net, and related adjustments	(407)	(1,797)	(961)
Related charges	(26)	(1)	19
Divested businesses	38	(84)	(66)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(19)	(3)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,851)	$(3,466)	$(2,321)
__________

(1)	Includes consolidating adjustments.

2017 to 2016 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $144 million. Results for investment income, net of operating debt interest expense, improved $95 million, primarily reflecting lower operating debt interest expense, including efforts in 2016 to reduce leverage through senior debt maturities and early extinguishment of debt, and higher investment income, driven by the absence of a non-coupon investment loss incurred in the prior year and higher income on highly liquid assets. Net charges from other corporate activities decreased $14 million, reflecting the absence of costs incurred in the prior year associated with the early extinguishment of certain debt, partially offset by increases in other corporate expenses, including higher costs for employee compensation plans tied to equity market and Company performance, and increased expenses related to corporate initiatives. Capital debt interest expense increased $19 million, primarily resulting from a junior subordinated debt issuance in the third quarter of 2017.

Income from pension and employee benefits increased $54 million, primarily reflecting higher income from our qualified pension plan, including higher expected earnings on plan assets and lower interest costs on plan obligations driven by a decline in interest rates in 2016.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2018, we will decrease the discount rate from 4.15% to 3.65% as of December 31, 2017. The expected rate of return on plan assets and the assumed rate of increase in compensation will remain unchanged at 6.25% and 4.50%, respectively. Giving effect to the foregoing assumptions and other factors, we expect income from our qualified pension plan in 2018 to be approximately $45 million to $50 million higher than 2017 levels. The increase is driven by higher expected returns on plan assets due to higher than expected plan fixed income asset growth in 2017 as well as lower interest costs on the plan obligation due to the lower discount rate.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2018, we will decrease the discount rate from 4.05% to 3.60% as of December 31, 2017. The expected rate of return on plan assets will remain unchanged at 7.00%. Giving effect to the foregoing assumptions and other factors, we expect postretirement benefit expenses in 2018 to be approximately $30 million to $40 million lower than 2017 levels. The decrease in expenses is driven by favorable census updates at December 31, 2017, and higher expected returns on plan assets due to higher than expected asset growth in 2017.

In 2018, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, see Note 18 to the Consolidated Financial Statements.

2016 to 2015 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $268 million. Net charges from other corporate activities increased $175 million, primarily reflecting higher costs for employee compensation plans tied to Company stock and equity market returns, increased costs for enhanced regulatory supervision, costs associated with the early extinguishment of certain debt, higher legal costs, the absence of a favorable impact from escheatment related matters in the prior year and increased costs related to other corporate initiatives. The increased charges were partially offset by the absence of certain remediation costs incurred in the prior year. Results for investment income, net of operating debt interest expense, decreased $68 million, primarily reflecting lower levels of invested assets resulting from assets transferred to other business segments and lower net investment income from non-coupon investments. This decrease was partially offset by lower operating debt interest expense resulting from efforts to reduce leverage through senior debt maturities in late 2015 and early 2016, and the early extinguishment of certain debt in the second quarter of 2016. Capital debt interest expense decreased $45 million, primarily reflecting the reassignment of capital debt to operating debt and efforts to reduce leverage.

Income from pension and employee benefits decreased $70 million, primarily reflecting lower income from our qualified pension plan, driven by lower expected returns on plan assets due to lower than expected plan fixed income asset growth in 2015, as well as higher interest costs on the plan obligation due to a higher discount rate.

Capital Protection Framework

“Realized investment gains (losses), net and related adjustments,” which are excluded from adjusted operating income, included net losses of $154 million, $1,649 million and $673 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to our Capital Protection Framework. The comparative variance between 2017 and the prior years is primarily attributed to changes in our Individual Annuities risk management strategy implemented in 2016, whereby we terminated the existing intercompany derivative transactions between Corporate and Other operations and the Individual Annuities business segment related to managing interest rate risk and we now manage this risk within the Individual Annuities business segment. The net losses in 2016 and 2015, while the intercompany derivative transactions between Corporate and Other operations and the Individual Annuities business segment were in place, primarily resulted from our utilization of capital management strategies to manage a portion of our interest rate risk, and reflect changes in interest rates with respect to the exposures outstanding during the respective periods. For more information on our Individual Annuities risk management strategy, see “—Individual Annuities.” For more information on our Capital Protection Framework, see “—Liquidity and Capital Resources—Capital Protection Framework.”

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

	Year ended December 31,
	2017	2016	2015

	(in millions)
Long-Term Care	$42	$(74)	$(67)
Other	(4)	(10)	1
Total divested businesses income (loss) excluded from adjusted operating income	$38	$(84)	$(66)

Long-Term Care. Results for the year ended December 31, 2017 increased compared to 2016 primarily reflecting net realized investment gains in 2017 compared to net realized investment losses in 2016, driven by a favorable comparative change in the market value of derivatives used in duration management, and higher net investment income. These increases were partially offset by unfavorable policy experience. Results for the year ended December 31, 2016 decreased compared to 2015 primarily reflecting an increase in net realized investment losses, driven by the unfavorable comparative change in the market value of derivatives used in duration management. This decrease was partially offset by favorable policy experience and higher net investment income.

Closed Block Division

The Closed Block division includes certain in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies (collectively, the “Closed Block”), as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 12 to the Consolidated Financial Statements for additional details.

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

As of December 31, 2017, the excess of actual cumulative earnings over the expected cumulative earnings was $1,790 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,656 million at December 31, 2017, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Year ended December 31,
	2017	2016	2015

	(in millions)
U.S. GAAP results:
Revenues	$5,826	$5,669	$6,160
Benefits and expenses	5,781	5,801	6,102
Income (loss) before income taxes and equity in earnings of operating joint ventures	$45	$(132)	$58

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2017 to 2016 Annual Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $177 million. Results for 2017 primarily reflected a $175 million increase in net realized investment gains and related activity, primarily due to higher gains from sales of equity securities and fixed maturities, partially offset by unfavorable changes in the value of derivatives used in risk management activities. Net insurance activity results increased $92 million, primarily as a result of a decrease in the 2018 dividend scale, partially offset by the runoff of policies in force and higher benefit payments. Net investment income increased $75 million, primarily driven by higher income on non-coupon investments and higher prepayment income, partially offset by lower reinvestment rates. As a result of the above and other variances, a $143 million increase in the policyholder dividend obligation was recorded in 2017, compared to $48 million reduction in 2016. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

2016 to 2015 Annual Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $190 million. Results for 2016 primarily reflected a $399 million decrease in net realized investment gains, primarily due to lower gains on equity securities, lower gains from sales of fixed maturities and less favorable changes in the value of derivatives used in risk management activities. Net investment income decreased $75 million, primarily due to lower returns on non-coupon investments and lower reinvestment rates, partially offset by higher prepayment fee income. Net insurance activity results increased $35 million, primarily due to lower benefit payments. As a result of the above and other variances, a $48 million reduction in the policyholder dividend obligation was recorded in 2016, compared to a $137 million increase in 2015.

Revenues, Benefits and Expenses

2017 to 2016 Annual Comparison. Revenues increased $157 million, primarily due to increases of $100 million in net realized investment gains, $75 million in other revenue and $75 million in net investment income, as discussed above. Partially offsetting these increases was a decrease in premiums of $94 million, primarily due to run off of policies in force.

Benefits and expenses decreased $20 million. Policyholders’ benefits, including changes in reserves, decreased $63 million primarily due to the runoff of policies in force, as discussed above. Partially offsetting this decrease was an increase in dividends to policyholders of $66 million, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings.

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

Income Taxes

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and the reported income tax (benefit) expense are provided in the following table:

	Year Ended December 31,
	2017	2016	2015

	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$2,270	$1,997	$2,719
Non-taxable investment income	(369)	(352)	(341)
Foreign taxes at other than U.S. rate	(249)	(172)	(51)
Low-income housing and other tax credits	(126)	(118)	(116)
Changes in tax law	(2,858)	0	(108)
Other	(106)	(20)	(31)
Reported income tax expense (benefit)	$(1,438)	$1,335	$2,072
Effective tax rate	(22.2)%	23.4%	26.7%

Effective Tax Rate

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” Our effective tax rate for fiscal years 2017, 2016 and 2015 was (22.2)%, 23.4% and 26.7%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 19 to the Consolidated Financial Statements. The decrease in the effective tax rate from 26.7% in 2015 to 23.4% in 2016 was primarily driven by a decrease in pre-tax net income. The decrease in the effective tax rate from 23.4% in 2016 to (22.2)% in 2017 was primarily driven by the impacts of the Tax Act of 2017 on the date of enactment. Going forward, we generally expect a lower future effective tax rate than we have reported in recent years. This reduction is primarily due to applying the lower corporate tax rate under the Tax Act of 2017 to our U.S. businesses’ earnings.

Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2017, 2016 and 2015 was $45 million, $26 million and $6 million, respectively. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

Income Tax Expense vs. Income Tax Paid in Cash

Income tax expense recorded under U.S. GAAP routinely differs from the income taxes paid in cash in any given year. Income tax expense recorded under U.S. GAAP is based on income reported in our Consolidated Statements of Operations for the current period and it includes both current and deferred taxes. Income taxes paid during the year include tax installments made for the current year as well as tax payments and refunds related to prior periods.

For additional information on income tax related items, see “Business—Regulation” and Note 19 to the Consolidated Financial Statements.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Year ended December 31,
	2017	2016	2015

	(in millions)
Retirement Segment:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$118	$(21)	$(581)
Derivatives	(168)	(10)	138
Commercial mortgages and other loans	(7)	5	4
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	67	25	490
Net gains (losses)	$10	$(1)	$51
International Insurance Segment:
Investment gains (losses) on trading account assets supporting insurance liabilities, net	$218	$4	$57
Change in experience-rated contractholder liabilities due to asset value changes	(218)	(4)	(57)
Net gains (losses)	$0	$0	$0
Total:
Investment gains (losses) on:
Trading account assets supporting insurance liabilities, net	$336	$(17)	$(524)
Derivatives	(168)	(10)	138
Commercial mortgages and other loans	(7)	5	4
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(151)	21	433
Net gains (losses)	$10	$(1)	$51

__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $18 million, $10 million and $15 million as of December 31, 2017, 2016 and 2015, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are a decrease of $21 million, an increase of $4 million and a decrease of $64 million for the years ended December 31, 2017, 2016 and 2015, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of December 31, 2017				As of December 31, 2016
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)

	(in millions)
Fixed maturities, available-for-sale	$305,518	$7,557	$41,262	$2,139	$282,515	$5,501	$38,904	$1,356
Trading account assets:
Fixed maturities	23,516	1,563	200	1	23,143	747	160	0
Equity securities	2,659	443	139	66	2,267	429	124	58
All other(2)	1,226	8	0	0	1,760	1	0	0
Subtotal	27,401	2,014	339	67	27,170	1,177	284	58
Equity securities, available-for-sale	3,834	273	2,340	17	7,176	253	2,572	12
Commercial mortgage and other loans	593	0	0	0	519	0	0	0
Other long-term investments(3)	270	136	2	0	146	7	3	0
Short-term investments	5,328	8	436	0	6,383	1	799	0
Cash equivalents	7,721	0	577	0	7,108	0	1,198	0
Other assets	14	13	0	0	0	0	0	0
Subtotal excluding separate account assets	350,679	10,001	44,956	2,223	331,017	6,939	43,760	1,426
Separate account assets(3)	280,393	2,122	0	0	262,017	1,849	0	0
Total assets	$631,072	$12,123	$44,956	$2,223	$593,034	$8,788	$43,760	$1,426
Future policy benefits	$8,720	$8,720	$0	$0	$8,238	$8,238	$0	$0
Other liabilities(2)	688	50	0	0	368	22	1	0
Notes issued by consolidated variable interest entities (“VIEs”)	1,196	1,196	0	0	1,839	1,839	0	0
Total liabilities	$10,604	$9,966	$0	$0	$10,445	$10,099	$1	$0
__________

(1)
The amount of Level 3 assets taken as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.9% and 4.9%, respectively, as of December 31, 2017 and 1.5% and 3.3% as of December 31, 2016.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations, indicative broker quotes or third-party pricing services, where management believes valuations are based on unobservable inputs. For certain private fixed maturity and equity securities, the internally-developed valuation model uses significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $6.5 billion of public fixed maturities as of December 31, 2017 with values primarily based on indicative broker quotes, and approximately $2.6 billion of private fixed maturities, with values primarily based on internally-developed models or third-party pricing services. Significant unobservable inputs used included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

The impact our determination of fair value for fixed maturity and equity securities has on our results of operations is dependent on our classification of the security as either trading, available-for-sale, or held-to-maturity. For investments classified as trading, the impact of changes in fair value is recorded within “Other income.” For investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. Investments classified as held-to-maturity are carried at amortized cost.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including GMAB, GMWB and GMIWB. These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $8.7 billion as of December 31, 2017. For additional information, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities.”

Notes Issued by Consolidated VIEs

As discussed in Note 5 to the Consolidated Financial Statements, notes issued by consolidated VIEs represent notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations, which we are required to consolidate. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs. We have elected the fair value option for the majority of these notes, and have based the fair value on the corresponding bank loan collateral.

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

Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income. For a further discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

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

Effective January 1, 2016, the Company classifies fixed maturity prepayment fees and call premiums in “Net investment income” rather than “Realized investments gains (losses), net.” The impact of this change for the year ended December 31, 2015 was immaterial.

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments, for the periods indicated:

	Years Ended December 31,
	2017	2016	2015

	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$(102)	$1,760	$3,192
Closed Block division	534	434	833
Consolidated realized investment gains (losses), net	$432	$2,194	$4,025
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$408	$617	$1,431
Equity securities	565	127	4
Commercial mortgage and other loans	70	54	36
Derivative instruments	(1,147)	1,013	1,775
Other	2	(51)	(54)
Total	$(102)	$1,760	$3,192
Related adjustments	(500)	(771)	(934)
Realized investment gains (losses), net, and related adjustments	(602)	989	2,258
Related charges	544	(466)	(679)
Realized investment gains (losses), net, and related charges and adjustments	$(58)	$523	$1,579
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities	$173	$49	$203
Equity securities	501	249	447
Commercial mortgage and other loans	0	1	1
Derivative instruments	(128)	162	195
Other	(12)	(27)	(13)
Total	$534	$434	$833

PFI excluding Closed Block Division—Realized Investments Gains (Losses)

The following table sets forth net realized gains (losses) on fixed maturity securities, for the periods indicated:

	Years Ended December 31,
	2017	2016	2015

	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$1,227	$1,229	$1,809
Gross realized investment losses:
Net OTTI recognized in earnings(1)	(169)	(144)	(97)
Gross losses on sales and maturities	(642)	(456)	(273)
Credit-related losses on sales	(8)	(12)	(8)
Total gross realized investment losses	(819)	(612)	(378)
Realized investment gains (losses), net—Fixed Maturity Securities	$408	$617	$1,431
Net gains (losses) on sales and maturities—Fixed Maturity Securities(2)	$585	$773	$1,536
__________

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Amounts excludes OTTI and credit-related losses through sales of investments due to expected near-term credit conditions of an underlying issuer.

2017 to 2016 Annual Comparison

Net gains on sales and maturities of fixed maturity securities were $585 million and $773 million for the years ended December 31, 2017 and 2016, respectively, primarily driven by sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding OTTI of fixed maturity securities.

Net realized gains on equity securities were $565 million for the year ended December 31, 2017, primarily driven by net gains on sales of $588 million including $546 million within our International Insurance segment from portfolio reallocation, offset by OTTI of $23 million. Net realized gains on equity securities were $127 million for the year ended December 31, 2016, primarily driven by net gains on sales of $188 million, offset by OTTI of $61 million.

Net realized gains on commercial mortgage and other loans for the year ended December 31, 2017 were $70 million, primarily driven by net gains on originated mortgage servicing rights of approximately $72 million in our Investment Management business. Net realized gains on commercial mortgage and other loans for the year ended December 31, 2016 were $54 million, primarily driven by net gains on originated mortgage servicing rights of $53 million in our Investment Management business and a net decrease in the allowance for losses of $5 million. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loans Quality.”

Net realized losses on derivatives were $1,147 million for the year ended December 31, 2017, compared to net realized gains of $1,013 million for the year ended December 31, 2016. The net derivative losses for the year ended December 31, 2017 reflected losses of $869 million on product-related embedded derivatives and related hedges mainly associated with certain variable annuity contracts; losses of $481 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies; and losses of $350 million on equity derivatives in our capital hedge program as the equity indices increased. Partially offsetting these losses were net gains of $370 million on interest rate derivatives used to manage duration as long-term rates declined; net gains of $26 million on currency derivatives primarily in Japanese insurance operations used to hedge non-yen denominated investments as the yen strengthened against various currencies; and net gains of $152 million primarily representing the fees earned on fee-based synthetic GICs, which are accounted for as derivatives. The net derivative gains for the year ended December 31, 2016 primarily reflected gains of $523 million on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; gains of $192 million on currency derivatives in Japanese insurance operations used to hedge non-yen denominated investments as the yen strengthened against various currencies; gains of $172 million on currency derivatives in U.S. operations used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies and gains of $157 million primarily representing the fees earned on fee-based GICs, which are accounted for as derivatives.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the years ended December 31, 2017 and 2016 included net negative related adjustments of $500 million and $771 million, respectively. Results for both periods were primarily driven by settlements on interest rate and currency derivatives.
Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the year ended December 31, 2017 included a net related benefit of $544 million, compared to a net related charge of $466 million for the year ended December 31, 2016. Results for both periods were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. Results for the year ended December 31, 2016 were partially offset by a benefit of $515 million related to the implementation of the revised ALM strategy in the Individual Annuities segment.
2016 to 2015 Annual Comparison

Net gains on sales and maturities of fixed maturity securities were $773 million for the year ended December 31, 2016. Excluding energy sector losses, net gains of $966 million were primarily from sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. The net gains for the year ended December 31, 2016 were partially offset by net trading losses of approximately $193 million on sales of securities within the energy sector. Net gains on sales and maturities of fixed maturity securities were $1,536 million for the year ended December 31, 2015 primarily due to net gains of $1,363 million on sales and maturities of U.S. dollar-denominated securities within our International Insurance segment. See below for additional information regarding the OTTI of fixed maturity securities for the years ended December 31, 2016 and 2015.

Net realized gains on equity securities were $127 million and $4 million for the years ended December 31, 2016 and 2015, respectively, and included net gains on sales of equity securities of $188 million and $115 million, respectively. Both periods’ gains were partially offset by OTTI of $61 million and $111 million for the years ended December 31, 2016 and 2015, respectively.

Net realized gains on commercial mortgage and other loans for the year ended December 31, 2016 were $54 million, primarily driven by servicing revenue of $53 million in our Investment Management business and a net decrease in the allowance for losses of $5 million. Net realized gains on commercial mortgage and other loans for the year ended December 31, 2015 were $36 million, primarily driven by servicing revenue of $31 million in our Investment Management business and a net decrease in the allowance for losses of $5 million. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loan Quality” below.

Net realized gains on derivatives were $1,013 million and $1,775 million for the years ended December 31, 2016 and 2015, respectively. The net derivative gains for the year ended December 31, 2016 primarily reflected gains of $523 million on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; gains of $192 million on currency derivatives in Japanese insurance operations used to hedge non-yen denominated investments as the yen strengthened against various currencies; gains of $172 million on currency derivatives in U.S. operations used to hedge foreign- denominated investments as the U.S. dollar strengthened against various currencies and gains of $157 million primarily representing the fees earned on fee-based GICs, which are accounted for as derivatives. The net gains for the year ended December 31, 2015 primarily reflected gains of $995 million on product-related embedded derivatives and related hedge positions mainly associated with certain variable annuity contracts; gains of $326 million on interest rate derivatives used to manage duration as interest rates decreased; gains of $345 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies and gains of $159 million primarily representing fees earned on fee-based GICs.

Results for the years ended December 31, 2016 and 2015 included net negative related adjustments of $771 million and $934 million, respectively, primarily driven by settlements on interest rate and currency derivatives.

Results for the year ended December 31, 2016 included net related charges of $466 million, compared to net related charges of $679 million for the year ended December 31, 2015. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves. Results for the year ended December 31, 2016 were partially offset by a benefit of $515 million related to the implementation of a new ALM strategy in the Individual Annuities segment.

PFI excluding Closed Block Division—OTTI

The following tables set forth the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by investment type and for fixed maturity securities by reason, for the periods indicated:

	Years Ended December 31,
	2017	2016	2015

	(in millions)
Public fixed maturity securities	$57	$56	$31
Private fixed maturity securities	112	88	66
Total fixed maturity securities	169	144	97
Equity securities	23	61	111
Other invested assets(1)	19	57	121
Total(2)	$211	$262	$329
__________

(1)	Primarily includes OTTI related to investments in joint ventures and limited partnerships.

(2)
Excludes amounts remaining in OCI from previously impaired investments, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Years Ended December 31,
	2017	2016	2015

	(in millions)
Due to foreign exchange rate movements on securities approaching maturity	$36	$4	$0
Due to securities actively marketed for sale	12	29	15
Due to credit events or adverse conditions of the respective issuer(1)	121	111	82
Total fixed maturity securities(2)	$169	$144	$97
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

2017 to 2016 Annual Comparison

Fixed maturity security OTTI for the year ended December 31, 2017 were concentrated in the energy, industrial other and utility sectors within corporate securities. These OTTI were related to credit events or other adverse conditions of the respective issuers as well as securities approaching maturity with losses from foreign currency exchange rate movements which were primarily hedged with derivatives that had an offsetting realized gain. Fixed maturity security OTTI for the year ended December 31, 2016 were concentrated in the energy, capital goods and transportation sectors within corporate securities and were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI for the years ended December 31, 2017 and 2016 were primarily driven by the extent and duration of declines in values.
Other invested assets OTTI for the years ended December 31, 2017 and 2016 were primarily driven by the extent and duration of declines in values of investments in private equity limited partnerships.

2016 to 2015 Annual Comparison

Fixed maturity security OTTI for the year ended December 31, 2016 were concentrated in the energy, capital goods and transportation sectors within corporate securities. Fixed maturity security OTTI for year ended December 31, 2015 were concentrated in the industrial other, consumer cyclical and energy sectors within corporate securities. In both periods, these OTTI were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI for the years ended December 31, 2016 and 2015 were primarily due to the extent and duration of declines in values.

Other invested assets OTTI in for the years ended December 31, 2016 and 2015 were primarily due to the extent and duration of declines in values of investments in private equity limited partnerships.

Closed Block Division—Realized Investments Gains (Losses) and OTTI

Net realized gains on fixed maturity securities of $173 million, $49 million and $203 million for the years ended December 31, 2017, 2016 and 2015, respectively, were primarily due to net gains of $271 million, $131 million and $249 million on sales and maturities, respectively. These gains were offset by OTTI of $98 million, $78 million and $44 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Net realized gains on equity securities were $501 million, $249 million and $447 million for the years ended December 31, 2017, 2016 and 2015, respectively, resulting from net gains on sales, partially offset by OTTI of $4 million, $13 million and $15 million, respectively.

Net realized losses on derivatives were $128 million for the year ended December 31, 2017, compared to net realized gains of $162 million and $195 million for the years ended December 31, 2016 and 2015, respectively. The net derivative losses for the year ended December 31, 2017 primarily reflected losses of $139 million on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. Partially offsetting the losses was a net gain of $8 million on interest rate derivatives used to manage duration as long-term rates declined. The net derivative gains for the year ended December 31, 2016 primarily reflected gains of $132 million on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies and gains of $30 million on interest rate derivatives used to manage duration as interest rates increased. The net derivative gains for the year ended December 31, 2015 primarily reflected gains of $193 million on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies.

General Account Investments

We maintain diversified investment portfolios in our general account to support our liabilities to customers as well as our other general liabilities. Our general account does not include: (1) assets of our derivative operations; (2) assets of our investment management operations, including investments managed for third parties; and (3) those assets classified as “Separate account assets” on our balance sheet.

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

Our portfolio management approach, while emphasizing our investment income yield and asset/liability risk management objectives, also takes into account the capital and tax implications of portfolio activity and our assertions regarding our ability and intent to hold debt and equity securities to recovery. For a further discussion of our OTTI policies, including our assertions regarding our ability and intent to hold equity securities to recovery and any intention or requirement to sell debt securities before anticipated recovery, see “—Fixed Maturity Securities—OTTI of Fixed Maturity Securities” and “—Equity Securities—OTTI of Equity Securities” below.

Management of Investments

The Investment Committee of our Board of Directors oversees our proprietary investments, including our general account portfolios, and regularly reviews performance and risk positions. Our Chief Investment Officer Organization (“CIO Organization”) develops investment policies subject to risk limits proposed by our Enterprise Risk Management (“ERM”) group for the general account portfolios of our domestic and international insurance subsidiaries and directs and oversees management of the general account portfolios within risk limits and exposure ranges approved annually by the Investment Committee.

The CIO Organization, including related functions within our insurance subsidiaries, works closely with product actuaries and ERM to understand the characteristics of our products and their associated market risk exposures. This information is incorporated into the development of target asset portfolios that manage market risk exposures associated with the liability characteristics and establish investment risk exposures, within tolerances prescribed by Prudential’s investment risk limits, on which we expect to earn an attractive risk-adjusted return. We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Market risk exposures associated with the liabilities include interest rate risk, which is addressed through the duration characteristics of the target asset mix, and currency risk, which is addressed by the currency profile of the target asset mix. In certain of our smaller markets outside of the U.S. and Japan, capital markets limitations hinder our ability to hedge interest rate exposure to the same extent we do for our U.S. and Japan businesses and lead us to accept a higher degree of interest rate risk in these smaller portfolios. General account portfolios typically include allocations to credit and other investment risks as a means to enhance investment yields and returns over time.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2017, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division, including the impact of derivatives, was between 7 and 8 years. As of December 31, 2017, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, was between 11 and 12 years and represented a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

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

We manage our public fixed maturity portfolio to a risk profile directed or overseen by the CIO Organization and ERM groups and to a profile that also reflects the market environments impacting both our domestic and international insurance portfolios. The return that we earn on the portfolio will be reflected in investment income and in realized gains or losses on investments.

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

Our portfolio asset allocation reflects our emphasis on diversification across asset classes, sectors and issuers. The CIO Organization, directly and through related functions within the insurance subsidiaries, implements portfolio strategies primarily through various investment management units within Prudential’s Investment Management segment. Activities of the Investment Management segment on behalf of the general account portfolios are directed and overseen by the CIO Organization and monitored by ERM for compliance with investment risk limits.

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans and non-coupon investments as defined above. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Investment Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	December 31, 2017
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$260,430	64.7%	$27,448	$287,878
Public, held-to-maturity, at amortized cost	1,747	0.4	0	1,747
Private, available-for-sale, at fair value	44,479	11.1	13,814	58,293
Private, held-to-maturity, at amortized cost	302	0.1	0	302
Trading account assets supporting insurance liabilities, at fair value	22,097	5.5	0	22,097
Other trading account assets, at fair value	2,044	0.5	339	2,383
Equity securities, available-for-sale, at fair value	3,826	1.0	2,340	6,166
Commercial mortgage and other loans, at book value	46,394	11.5	9,017	55,411
Policy loans, at outstanding balance	7,348	1.8	4,543	11,891
Other long-term investments(1)	7,505	1.9	3,159	10,664
Short-term investments	6,103	1.5	631	6,734
Total general account investments	402,275	100.0%	61,291	463,566
Invested assets of other entities and operations(2)	6,305		0	6,305
Total investments	$408,580		$61,291	$469,871

	December 31, 2016
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$243,201	64.2%	$24,917	$268,118
Public, held-to-maturity, at amortized cost	1,772	0.5	0	1,772
Private, available-for-sale, at fair value	39,074	10.3	13,987	53,061
Private, held-to-maturity, at amortized cost	372	0.1	0	372
Trading account assets supporting insurance liabilities, at fair value	21,840	5.8	0	21,840
Other trading account assets, at fair value	1,521	0.4	284	1,805
Equity securities, available-for-sale, at fair value	7,163	1.9	2,572	9,735
Commercial mortgage and other loans, at book value	42,771	11.2	9,437	52,208
Policy loans, at outstanding balance	7,095	1.9	4,660	11,755
Other long-term investments(1)	7,231	1.9	3,020	10,251
Short-term investments	6,657	1.8	837	7,494
Total general account investments	378,697	100.0%	59,714	438,411
Invested assets of other entities and operations(2)	5,829		0	5,829
Total investments	$384,526		$59,714	$444,240

__________

(1)
Other long-term investments consist of investments in joint ventures and limited partnerships, investment real estate held through direct ownership, certain derivatives and other miscellaneous investments. For additional information regarding these investments, see “—Other Long-Term Investments” below.

(2)
Includes invested assets of our investment management and derivative operations. Excludes assets of our investment management operations that are managed for third-parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to PFI excluding the Closed Block division in 2017 was primarily due to the reinvestment of net investment income, a decrease in U.S. interest rates, credit spread tightening and the translation impact of the yen strengthening against the U.S. dollar. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 20 to the Consolidated Financial Statements.

As of both December 31, 2017 and 2016, 42% of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	December 31,
	2017	2016
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$128,332	$123,285
Public, held-to-maturity, at amortized cost	1,747	1,772
Private, available-for-sale, at fair value	14,538	11,646
Private, held-to-maturity, at amortized cost	302	372
Trading account assets supporting insurance liabilities, at fair value	2,586	2,166
Other trading account assets, at fair value	492	434
Equity securities, available-for-sale, at fair value	1,916	2,654
Commercial mortgage and other loans, at book value	14,268	11,700
Policy loans, at outstanding balance	2,545	2,369
Other long-term investments(1)	2,021	1,186
Short-term investments	244	398
Total Japanese general account investments	$168,991	$157,982
__________

(1)	Other long-term investments consist of investments in joint ventures and limited partnerships, investment real estate held through direct ownership, derivatives and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in 2017 was primarily attributable to the reinvestment of net investment income, net business inflows and the translation impact of the yen strengthening against the U.S. dollar.

As of December 31, 2017, our Japanese insurance operations had $62.6 billion, at carrying value, of investments denominated in U.S. dollars, including $5.8 billion that were hedged to yen through third-party derivative contracts and $43.8 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2016, our Japanese insurance operations had $55.7 billion, at carrying value, of investments denominated in U.S. dollars, including $5.3 billion that were hedged to yen through third-party derivative contracts and $36.1 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $6.9 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2016, was primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $11.4 billion and $11.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars, as of December 31, 2017 and 2016, respectively. The $0.4 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2016, was primarily attributable to the translation impact of the Australian dollar strengthening against the U.S. dollar, portfolio growth as a result of net business inflows and the reinvestment of net investment income. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

 Investment Results

The following tables set forth the investment results of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest-related items, such as settlements of duration management swaps which are included in “Realized investment gains (losses), net.” Effective January 1, 2016, the Company classified fixed maturity prepayment fees and call premiums in “Net investment income” rather than “Realized investments gains (losses), net.” The impact of this change for the year ended December 31, 2015 was immaterial.

	Year Ended December 31, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.61%	$6,464	3.06%	$3,624	3.90%	$10,088	$1,770	$11,858
Trading account assets supporting insurance liabilities	3.61	695	1.73	41	3.40	736	0	736
Equity securities	7.26	247	5.66	79	6.80	326	50	376
Commercial mortgage and other loans	4.13	1,285	4.05	515	4.10	1,800	449	2,249
Policy loans	5.41	250	4.00	97	4.92	347	271	618
Short-term investments and cash equivalents	1.31	158	1.25	14	1.31	172	25	197
Other investments	7.64	498	6.03	132	7.24	630	265	895
Gross investment income	4.44	9,597	3.21	4,502	3.95	14,099	2,830	16,929
Investment expenses	(0.14)	(306)	(0.12)	(184)	(0.13)	(490)	(177)	(667)
Investment income after investment expenses	4.30%	9,291	3.09%	4,318	3.82%	13,609	2,653	16,262
Investment results of other entities and operations(2)		173		0		173	0	173
Total investment income		$9,464		$4,318		$13,782	$2,653	$16,435

	Year Ended December 31, 2016
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.63%	$6,043	3.14%	$3,472	3.95%	$9,515	$1,696	$11,211
Trading account assets supporting insurance liabilities	3.80	721	1.75	37	3.59	758	0	758
Equity securities	6.49	232	4.80	75	5.97	307	59	366
Commercial mortgage and other loans	4.35	1,306	4.23	445	4.32	1,751	476	2,227
Policy loans	5.49	252	4.05	95	5.00	347	280	627
Short-term investments and cash equivalents	0.67	113	0.78	9	0.68	122	20	142
Other investments	5.96	344	5.01	129	5.67	473	203	676
Gross investment income	4.31	9,011	3.26	4,262	3.90	13,273	2,734	16,007
Investment expenses	(0.14)	(248)	(0.12)	(165)	(0.13)	(413)	(156)	(569)
Investment income after investment expenses	4.17%	8,763	3.14%	4,097	3.77%	12,860	2,578	15,438
Investment results of other entities and operations(2)		82		0		82	0	82
Total investment income		$8,845		$4,097		$12,942	$2,578	$15,520

	Year Ended December 31, 2015
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(3)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities	4.67%	$5,686	3.23%	$3,190	4.03%	$8,876	$1,692	$10,568
Trading account assets supporting insurance liabilities	3.79	688	1.66	32	3.59	720	0	720
Equity securities	6.07	197	4.77	69	5.67	266	70	336
Commercial mortgage and other loans	4.62	1,338	4.45	390	4.58	1,728	512	2,240
Policy loans	5.52	250	3.93	84	5.01	334	285	619
Short-term investments and cash equivalents	0.25	38	0.32	5	0.25	43	12	55
Other investments	6.17	356	5.32	133	5.91	489	222	711
Gross investment income	4.33	8,553	3.35	3,903	3.97	12,456	2,793	15,249
Investment expenses	(0.15)	(239)	(0.13)	(155)	(0.14)	(394)	(140)	(534)
Investment income after investment expenses	4.18%	8,314	3.22%	3,748	3.83%	12,062	2,653	14,715
Investment results of other entities and operations(2)		114		0		114	0	114
Total investment income		$8,428		$3,748		$12,176	$2,653	$14,829
__________

(1)
Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on quarterly average amortized cost. Yields for equity securities are based on quarterly average cost. Yields for fixed maturities, short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets.

(2)	Includes net investment income of our investment management operations and derivative operations.

(3)	The total yield was 3.97%, 3.92% and 3.98% for the years ended December 31, 2017, 2016 and 2015, respectively.

The increase in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for 2017 compared to 2016 was primarily the result of higher yields from non-coupon investments.

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for 2016 compared to 2015 was primarily the result of lower fixed income reinvestment rates and lower yields from non-coupon investments offset by higher fixed maturity prepayment fees and call premiums.

  The decrease in net investment income yield on the Japanese insurance operations’ portfolio for 2017 compared to 2016 was primarily attributable to lower fixed income reinvestment rates, partially offset by higher yields from non-coupon investments and higher fixed maturity prepayment fees and call premiums.

The decrease in net investment income yield on the Japanese insurance operations’ portfolio for 2016 compared to 2015 was primarily attributable to lower fixed income reinvestment rates and lower yields from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $41.4 billion and $37.7 billion, for the years ended December 31, 2017 and 2016, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.2 billion and $9.5 billion, for the years ended December 31, 2017 and 2016, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations—Impact of Foreign Currency Exchange Rates” above.

Retail-Related Investments

As of December 31, 2017, PFI excluding the Closed Block division had retail-related investments of approximately $15 billion consisting primarily of $7 billion of corporate fixed maturities of which 89% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 49% and weighted-average debt service coverage ratio of 2.42 times; and $1 billion of real estate held through direct ownership and real estate-related joint ventures and limited partnerships.

In addition, we held approximately $9 billion of commercial mortgage-backed securities, of which approximately 91% and 9% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.

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

Fixed Maturity Securities

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity, as of the date indicated:

	December 31, 2017
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2018	$6,845	2.5%
Maturing in 2019	8,175	3.0
Maturing in 2020	10,106	3.7
Maturing in 2021	11,420	4.1
Maturing in 2022	11,352	4.1
Maturing in 2023	11,787	4.3
Maturing in 2024	12,195	4.4
Maturing in 2025	11,163	4.0
Maturing in 2026	11,558	4.2
Maturing in 2027	12,945	4.7
Maturing in 2028	5,730	2.1
Maturing in 2029 and beyond	141,010	51.2
Total corporate & government securities	254,286	92.3
Asset-backed securities	8,389	3.1
Commercial mortgage-backed securities	8,850	3.2
Residential mortgage-backed securities	3,801	1.4
Total fixed maturities	$275,326	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2017				December 31, 2016
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$25,906	$1,646	$84	$27,468	$24,324	$1,260	$322	$25,262
Consumer non-cyclical	24,812	2,359	140	27,031	22,941	1,918	423	24,436
Utility	22,265	2,196	118	24,343	19,618	1,556	385	20,789
Capital goods	11,232	1,076	52	12,256	10,936	911	236	11,611
Consumer cyclical	11,011	972	77	11,906	10,348	792	143	10,997
Foreign agencies	5,619	996	17	6,598	5,423	1,035	41	6,417
Energy	10,621	998	137	11,482	9,220	774	275	9,719
Communications	6,266	782	77	6,971	6,227	667	121	6,773
Basic industry	6,061	590	37	6,614	5,843	401	114	6,130
Transportation	8,179	777	28	8,928	7,442	625	116	7,951
Technology	4,373	318	33	4,658	3,775	251	66	3,960
Industrial other	3,866	348	23	4,191	3,653	226	92	3,787
Total corporate securities	140,211	13,058	823	152,446	129,750	10,416	2,334	137,832
Foreign government(3)	88,539	15,848	291	104,096	80,309	16,967	344	96,932
Residential mortgage-backed(4)	3,801	191	10	3,982	4,352	256	13	4,595
Asset-backed	8,389	214	7	8,596	8,182	193	26	8,349
Commercial mortgage-backed	8,850	188	64	8,974	8,883	195	86	8,992
U.S. Government	16,591	3,005	306	19,290	17,090	2,725	924	18,891
State & Municipal	8,945	1,016	6	9,955	8,648	642	82	9,208
Total(5)	$275,326	$33,520	$1,507	$307,339	$257,214	$31,394	$3,809	$284,799
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $381 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2017, compared to $380 million of gross unrealized gains and $0 million of gross unrealized losses, as of December 31, 2016, on securities classified as held-to-maturity.

(3)
As of December 31, 2017 and 2016, based on amortized cost, 75% and 76%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 11% and 10% of the balance, respectively.

(4)	As of December 31, 2017 and 2016, based on amortized cost, more than 99% and 95% were rated A or higher, respectively.

(5)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded from the table above are fixed maturity securities classified as trading. See “—Trading Account Assets Supporting Insurance Liabilities” and “—Other Trading Account Assets” below for additional information.

The increase in net unrealized gains from December 31, 2016 to December 31, 2017 was primarily due to a decrease in U.S. interest rates and credit spread tightening.

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

The following table sets forth our fixed maturity securities portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2017				December 31, 2016
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$207,791	$27,550	$925	$234,416	$195,279	$26,886	$2,425	$219,740
2	50,751	4,560	335	54,976	49,286	3,728	1,081	51,933
Subtotal High or Highest Quality Securities(5)(8)	258,542	32,110	1,260	289,392	244,565	30,614	3,506	271,673
3	10,201	670	79	10,792	8,546	454	182	8,818
4	4,681	501	105	5,077	2,878	200	82	2,996
5	1,666	225	57	1,834	879	73	28	924
6	236	14	6	244	346	53	11	388
Subtotal Other Securities(6)(7)(8)	16,784	1,410	247	17,947	12,649	780	303	13,126
Total fixed maturities	$275,326	$33,520	$1,507	$307,339	$257,214	$31,394	$3,809	$284,799
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of December 31, 2017 and 2016, 982 securities with amortized cost of $6,022 million (fair value, $6,217 million) and 918 securities with amortized cost of $4,634 million (fair value, $4,759 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $381 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2017, compared to $380 million of gross unrealized gains and $0 million of gross unrealized losses, as of December 31, 2016, on securities classified as held-to-maturity.

(4)
As of December 31, 2017, includes gross unrealized losses of $156 million on public fixed maturities and $91 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2016, includes gross unrealized losses of $149 million on public fixed maturities and $154 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of December 31, 2017, includes $222,763 million of public fixed maturities and $35,779 million of private fixed maturities and, as of December 31, 2016, includes $211,753 million of public fixed maturities and $32,812 million of private fixed maturities.

(6)
On an amortized cost basis, as of December 31, 2017, includes $9,975 million of public fixed maturities and $6,809 million of private fixed maturities and, as of December 31, 2016, includes $7,170 million of public fixed maturities and $5,479 million of private fixed maturities.

(7)
On an amortized cost basis, as of December 31, 2017, securities considered below investment grade based on lowest of external rating agency ratings, total $17,910 million, or approximately 7% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

(8)
On a fair value basis, as of December 31, 2017 there were approximately $165 million of high or highest quality securities and $2,829 million of other than high or highest quality securities representing investments in bonds that were received during the fourth quarter of 2017 when the Company exchanged shares in a mutual fund for its proportionate share of the underlying bonds in the fund.

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	December 31, 2017				December 31, 2016
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,613	$7,686	$8,002	$8,125	$7,147	$7,200	$7,955	$8,063
AA	419	442	816	818	463	473	877	880
A	40	46	23	22	56	62	42	41
BBB	42	43	9	9	58	58	9	8
BB and below	275	379	0	0	458	556	0	0
Total(4)	$8,389	$8,596	$8,850	$8,974	$8,182	$8,349	$8,883	$8,992
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2017, including Standard & Poor’s, Moody’s, Fitch and Morningstar.

(2)
Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types. As of December 31, 2017 and 2016, based on amortized cost, 79% and 76%, respectively, were collateralized loan obligations rated A or higher.

(3)	As of December 31, 2017 and 2016, based on amortized cost, 95% and 93%, respectively, were securities with vintages of 2013 or later.

(4)	Excludes securities held outside the general account in other entities and operations and securities classified as trading.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the public fixed maturities noted above, as part of investment portfolio repositioning, we may from time to time sell credit derivatives to manage the credit exposure of our investment portfolio by synthetically creating investments similar to public fixed maturities.
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
As of December 31, 2017 and 2016, PFI excluding the Closed Block division had $1,136 million and $162 million of notional amounts of exposure where we have sold credit protection through credit derivatives, respectively, reported at fair value as an asset of $20 million and less than $1 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of $3 million and $7 million for the years ended December 31, 2017 and 2016, respectively. The balance at December 31, 2016 excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance, with notional amount of $500 million and reported fair value as a liability of $17 million, which was terminated in September 2017. See Note 21 to the Consolidated Financial Statements for additional information regarding this derivative.
In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of December 31, 2017 and 2016, PFI excluding the Closed Block division had $100 million and $141 million of notional amounts, respectively, reported at fair value as a liability of $1 million and $4 million, respectively. “Realized investment gains (losses), net” from credit derivatives we purchased were a loss of $2 million and $5 million for the years ended December 31, 2017 and 2016, respectively. See Note 21 to the Consolidated Financial Statements for additional information regarding credit derivatives and an overall description of our derivative activities.
OTTI of Fixed Maturity Securities

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities that require special scrutiny and management. Our public fixed maturity investment managers review all public fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry-specific concerns.

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity investment managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry-specific concerns. For additional information regarding our OTTI policies for fixed maturity securities, see Note 2 to the Consolidated Financial Statements.

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $169 million, $144 million and $97 million for the years ended December 31, 2017, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.

Trading Account Assets Supporting Insurance Liabilities (TAASIL)

The following table sets forth the composition of the TAASIL portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$245	$245	$655	$655
Fixed maturities:
Corporate securities	13,816	14,073	13,903	13,997
Commercial mortgage-backed securities	2,294	2,311	2,032	2,052
Residential mortgage-backed securities	961	966	1,142	1,150
Asset-backed securities	1,363	1,392	1,333	1,349
Foreign government bonds	1,050	1,057	915	926
U.S. government authorities and agencies and obligations of U.S. states	357	410	330	376
Total fixed maturities(1)	19,841	20,209	19,655	19,850
Equity securities	1,278	1,643	1,097	1,335
Total trading account assets supporting insurance liabilities(2)	$21,364	$22,097	$21,407	$21,840
__________

(1)	As a percentage of amortized cost, 92% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both December 31, 2017 and 2016.

(2)	As a percentage of amortized cost, 80% of the portfolio consisted of public securities as of both December 31, 2017 and 2016.

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

The following table sets forth the composition of our other trading account assets attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$1	$1
Fixed maturities(1)	1,568	1,589	1,201	1,058
Equity securities(2)	395	455	412	462
Total other trading account assets	$1,963	$2,044	$1,614	$1,521
__________

(1)	As a percentage of amortized cost, 91% and 89% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of December 31, 2017 and 2016, respectively.

(2)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2017	December 31, 2016
	(in millions)
Commercial mortgage and agricultural property loans	$45,623	$41,964
Uncollateralized loans	661	636
Residential property loans	196	252
Other collateralized loans	5	9
Total recorded investment gross of allowance(1)	46,485	42,861
Valuation allowance	(91)	(90)
Total net commercial mortgage and other loans(2)	$46,394	$42,771
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both December 31, 2017 and 2016.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	December 31, 2017		December 31, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$14,965	32.8%	$13,817	32.9%
South Atlantic	8,666	19.0	8,066	19.2
Middle Atlantic	5,776	12.7	5,476	13.1
East North Central	2,440	5.3	2,341	5.6
West South Central	4,671	10.2	4,506	10.7
Mountain	2,027	4.5	1,796	4.3
New England	1,774	3.9	1,774	4.2
West North Central	641	1.4	621	1.5
East South Central	612	1.3	595	1.4
Subtotal-U.S.	41,572	91.1	38,992	92.9
Europe	2,528	5.5	1,725	4.1
Asia	619	1.4	504	1.2
Other	904	2.0	743	1.8
Total commercial mortgage and agricultural property loans	$45,623	100.0%	$41,964	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	December 31, 2017		December 31, 2016
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$8,444	18.5%	$6,899	16.5%
Retail	6,595	14.5	6,562	15.6
Office	10,020	22.0	9,619	22.9
Apartments/Multi-Family	12,993	28.5	11,488	27.4
Other	3,336	7.3	3,368	8.0
Agricultural properties	2,526	5.5	2,279	5.4
Hospitality	1,709	3.7	1,749	4.2
Total commercial mortgage and agricultural property loans	$45,623	100.0%	$41,964	100.0%

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

As of December 31, 2017, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.45 times and a weighted-average loan-to-value ratio of 54%. As of December 31, 2017, approximately 97% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2017, the weighted-average debt service coverage ratio was 2.71 times, and the weighted-average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included approximately $1.0 billion and $1.4 billion of such loans as of December 31, 2017 and 2016, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of December 31, 2017, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	December 31, 2017
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$26,217	$672	$204	$27,093
60%-69.99%	11,882	488	112	12,482
70%-79.99%	5,436	410	29	5,875
80% or greater	73	43	57	173
Total commercial mortgage and agricultural property loans	$43,608	$1,613	$402	$45,623

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	December 31, 2017
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2017	$8,091	17.7%
2016	7,301	16.0
2015	7,400	16.2
2014	6,742	14.8
2013	6,662	14.6
2012	3,487	7.6
2011	2,676	5.9
2010 & Prior	3,264	7.2
Total commercial mortgage and agricultural property loans	$45,623	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity, as of the date indicated:

	December 31, 2017
	Gross Carrying Value	% of Total
	($ in millions)
Vintage
Maturing in 2018	$1,762	3.8%
Maturing in 2019	2,859	6.2
Maturing in 2020	3,996	8.6
Maturing in 2021	3,785	8.1
Maturing in 2022	3,895	8.4
Maturing in 2023	2,928	6.3
Maturing in 2024	4,868	10.5
Maturing in 2025	4,625	9.9
Maturing in 2026	4,402	9.5
Maturing in 2027	4,299	9.2
Maturing in 2028	2,206	4.7
Maturing in 2029 and beyond	6,860	14.8
Total commercial mortgage and other loans	$46,485	100.0%

Commercial Mortgage and Other Loans Quality

The portfolio is reviewed on an ongoing basis; and if certain criteria are met, loans are assigned one of the following “watch list” categories: 1) “Closely Monitored” includes a variety of considerations such as when loan metrics fall below acceptable levels, the borrower is not cooperative or has requested a material modification, or at the direction of the portfolio manager, 2) “Not in Good Standing” includes loans in default or there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. Our workout and special servicing professionals manage the loans on the watch list.

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

The following table sets forth the change in valuation allowances for our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2017	December 31, 2016
	(in millions)
Allowance, beginning of year	$90	$95
Addition to (release of) allowance for losses	1	(6)
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	1
Allowance, end of period	$91	$90
Loan-specific reserve	$5	$6
Portfolio reserve	$86	$84

The allowance for losses as of December 31, 2017 remained relatively flat compared to December 31, 2016.

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2017				December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds(1)	$762	$156	$0	$918	$3,193	$545	$2	$3,736
Other common stocks	1,841	1,076	20	2,897	2,207	1,229	16	3,420
Non-redeemable preferred stocks	11	1	1	11	9	0	2	7
Equity securities, available-for-sale, at fair value(2)	$2,614	$1,233	$21	$3,826	$5,409	$1,774	$20	$7,163
__________

(1)
As of December 31, 2016, includes cost of $2.6 billion (fair value, $3.1 billion) of shares in a mutual fund that invests primarily in high yield bonds. During the fourth quarter of 2017, the Company exchanged shares in this fund with a fair value of approximately $3 billion for its proportionate share of the underlying bonds in the fund. These bonds are reported within “Fixed maturities, available-for-sale, at fair value” as of December 31, 2017.

(2)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other long-term investments.”

OTTI of Equity Securities

For those equity securities classified as available-for-sale, we record unrealized gains (losses) to the extent that cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify OTTI in value. For additional information regarding our OTTI policies for equity securities, see Note 2 to the Consolidated Financial Statements.

OTTI of equity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $23 million, $61 million and $111 million for the years ended December 31, 2017, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2017	December 31, 2016
	(in millions)
Joint ventures and limited partnerships:
Private equity	$2,798	$2,619
Hedge funds	1,761	1,708
Real estate-related	331	451
Real estate held through direct ownership(1)	1,875	1,677
Other(2)	740	776
Total other long-term investments	$7,505	$7,231
__________

(1)	As of December 31, 2017 and 2016, real estate held through direct ownership had mortgage debt of $799 million and $659 million, respectively.

(2)
Primarily includes leveraged leases, member and activity stock held in the Federal Home Loan Banks of New York and Boston and certain derivatives. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements.

OTTI of Other Long-Term Investments

For joint ventures and limited partnerships, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies for joint ventures and limited partnerships as well as wholly-owned investment real estate and other investments, see Note 2 to the Consolidated Financial Statements.

OTTI on joint ventures and limited partnerships attributable to PFI excluding the Closed Block division that were recognized in earnings were $16 million, $57 million and $121 million for the years ended December 31, 2017, 2016 and 2015, respectively. For a further discussion of OTTI, see “—Realized Investment Gains (Losses)” above.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” presented below includes investments held outside the general account and primarily represents investments associated with our investment management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rate, foreign currency, credit and equity exposures. Assets within our investment management operations that are managed for third parties and those assets classified as “Separate account assets” on our balance sheet are not included.

	December 31, 2017	December 31, 2016
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$608	$237
Private, available-for-sale, at fair value	1	3
Other trading account assets, at fair value	3,369	3,959
Equity securities, available-for-sale, at fair value	8	13
Commercial mortgage and other loans, at book value(1)	634	571
Other long-term investments	1,644	1,032
Short-term investments	41	14
Total investments	$6,305	$5,829
__________

(1)	Book value is generally based on unpaid principal balance, net of any allowance for losses, or at fair value, when the fair value option has been elected.

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

Commercial Mortgage and Other Loans

Our investment management operations include our commercial mortgage operations, which provide mortgage origination, investment management and servicing for our general account, institutional clients, the Federal Housing Administration and government-sponsored entities such as Fannie Mae and Freddie Mac.

The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans.” Derivatives and other hedging instruments related to our commercial mortgage operations are primarily included in “Other long-term investments.”

Other Long-Term Investments

Other long-term investments primarily include strategic investments made as part of our investment management operations. We make these strategic investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). As part of our investment management operations, we also make loans to our managed funds that are secured by equity commitments from investors or assets of the funds. Other long-term investments also include certain assets in consolidated investment funds where the Company is deemed to exercise control over the funds.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified the Company as a G-SII. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors.”

During 2017, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $1.25 billion of shares of our Common Stock and declared aggregate Common Stock dividends of $1.3 billion;

•
We issued $750 million of junior subordinated notes to be utilized for general corporate purposes, which may include refinancing of our $600 million aggregate principal amount of 8.875% fixed-to-floating rate junior subordinated notes and portions of our medium-term notes maturing through 2018;

•	We completed a debt exchange offer, pursuant to which we issued $1.9 billion in principal amount of senior notes in exchange for $1.5 billion in principal amount of outstanding medium-term notes;

•	We redeemed $1.0 billion of debt previously issued through our captive financing facilities supporting Regulation XXX and Guideline AXXX non-economic reserves; and

•	We obtained additional financing for Guideline AXXX reserves by entering into a new captive financing facility for $1.0 billion, of which $560 million was outstanding as of December 31, 2017.

Capital

Our capital management framework is primarily based on statutory RBC and solvency margin measures. Due to our diverse mix of businesses and applicable regulatory requirements, we apply certain refinements to the framework that are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company.

We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets, and we believe Prudential Financial’s capitalization and use of financial leverage are consistent with those ratings targets, including considering the impacts of the Tax Act of 2017. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and Fitch Ratings Ltd. (“Fitch”), and “a” for A.M. Best Company (“A.M. Best”). Our financial strength rating targets for our life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Some entities may currently be rated below these targets, and not all life insurance companies are rated by each of these rating agencies. See “—Ratings” below for a description of the potential impacts of ratings downgrades.

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

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2017, the Company had $49.0 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2017	2016

	(in millions)
Equity(1)	$36,995	$31,242
Junior subordinated debt (including hybrid securities)	6,622	5,817
Other capital debt	5,402	5,822
Total capital	$49,019	$42,881
___________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

The decrease in other capital debt from December 31, 2016 primarily reflects the maturity of senior debt that was previously utilized to meet capital requirements of our businesses.

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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2016, the most recent statutory fiscal year-end for these subsidiaries for which RBC information has been filed.

Ratio
Prudential Insurance(1)	457%
PALAC	867%
Composite Major U.S. Insurance Subsidiaries(2)	527%
__________

(1)	Includes PRIAC, Pruco Life, PLNJ (which is a subsidiary of Pruco Life) and PLIC.

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

We expect that the Tax Act of 2017 will adversely affect the statutory capital position of our domestic insurance companies as of December 31, 2017, due to the reduction in the corporate tax rate from 35% to 21% and the resulting reduction in the value of statutory deferred tax assets and increase in certain statutory reserves. Nevertheless, although not yet filed, we expect the Prudential Insurance, PALAC and Composite RBC ratios to be greater than 400% as of December 31, 2017, even after giving effect to impacts from the Tax Act of 2017.

In addition, the NAIC is expected to revise the RBC requirements for future periods to reflect the Tax Act of 2017, which may further adversely affect the statutory capital position of our domestic insurance subsidiaries in future periods. While the impact of the NAIC rules will not be fully known until the final updated RBC requirements are formally issued and adopted, the updated requirements may cause the regulatory capital levels of our domestic insurance subsidiaries to be below our “AA” ratings targets, in which case we would expect to fund any additional capital necessary to get back to our target levels using available capital and/or funding obtained through the capital markets.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2017, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	893%
Gibraltar Life consolidated(2)	935%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes PGFL, a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% as of December 31, 2017.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 15 to the Consolidated Financial Statements.

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

The Framework accommodates periodic volatility within ranges that we deem acceptable, while also providing for additional potential sources of capital, which include on-balance sheet capital capacity and contingent sources of capital. We believe we currently have access to sufficient resources to maintain adequate capitalization and competitive RBC ratios and solvency margins under a range of potential stress scenarios.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2016, the Board authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock during the period from January 1, 2017 through December 31, 2017.

In December 2017, the Board authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2018 through December 31, 2018.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2017 and for the prior four years.

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost

	(in millions, except per share data)
December 31, 2017	$0.75	$321	2.8	$313
September 30, 2017	$0.75	$324	2.9	$312
June 30, 2017	$0.75	$328	2.9	$313
March 31, 2017	$0.75	$327	2.9	$312

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost

	(in millions, except per share data)
December 31, 2016	$2.80	$1,245	25.1	$2,000
December 31, 2015	$2.44	$1,115	12.1	$1,000
December 31, 2014	$2.17	$1,005	11.6	$1,000
December 31, 2013	$1.73	$810	10.0	$750

In addition, on February 7, 2018, the Board declared a cash dividend of $0.90 per share of Common Stock, payable on March 15, 2018 to shareholders of record as of February 21, 2018.

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

We seek to mitigate the risk of having limited or no access to financing due to stressed market conditions by generally pre-funding debt in advance of maturity. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed for our major operating subsidiaries. We seek to further mitigate liquidity risk by maintaining our access to alternative sources of liquidity, as discussed below.

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

As of December 31, 2017, Prudential Financial had highly liquid assets with a carrying value totaling $5,190 million. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,376 million as of December 31, 2017, a decrease of $177 million from December 31, 2016.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Year Ended December 31,
	2017	2016

	(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,124	$3,843
Proceeds from the issuance of junior subordinated debt	743	0
Proceeds from stock-based compensation and exercise of stock options	491	625
Interest income from subsidiaries on intercompany agreements, net of interest paid	230	214
Net income tax receipts	213	544
Net receipts under intercompany loan agreements(2)	190	43
Net distributions from subsidiaries associated with the Variable Annuities Recapture(3)	0	1,042
Total sources	4,991	6,311
Uses:
Common Stock dividends(4)	$1,296	$1,300
Share repurchases	1,250	2,000
Capital contributions to subsidiaries(5)	1,135	939
Interest paid on external debt	907	902
Maturities of long-term external debt	480	750
Repurchase of medium-term notes	0	500
Class B Stock repurchase settlement	0	119
Other, net	100	310
Total uses	5,168	6,820
Net increase (decrease) in highly liquid assets	$(177)	$(509)
__________

(1)
See “Item 15—Schedule II—Notes to Condensed Financial Information of Registrant—Dividends and Returns of Capital” for dividends and returns of capital by company. Amounts above exclude dividends and returns of capital associated with the Variable Annuities Recapture.

(2)
2017 includes net receipts from subsidiaries of $1,323 million from international subsidiaries offset by net borrowing of $500 million by Prudential Universal Reinsurance Company, $350 million by Prudential Arizona Reinsurance Universal Company, $274 million by Investment Management subsidiaries, and $9 million by other subsidiaries. 2016 includes net receipts from subsidiaries of $378 million from Pruco Life, $116 million from PLNJ, net proceeds of $644 million from the issuance of notes to international insurance subsidiaries, offset by net borrowing of $600 million by Prudential Universal Reinsurance Company, $490 million by Investment Management subsidiaries and $5 million by other subsidiaries. Amounts above exclude receipts associated with the Variable Annuities Recapture.

(3)
Effective April 1, 2016, we recaptured the risks related to our variable annuities living benefit riders and certain retirement products that were previously reinsured to a captive reinsurance company. These risks were recaptured by the insurance entities that issued the base contracts, thereby allowing us to manage the capital and liquidity risks of these products more efficiently by aggregating both the risks and the assets supporting these risks within these insurance entities. This series of transactions is collectively referred to as the “Variable Annuities Recapture.”

(4)	Includes cash payments made on dividends declared in prior periods.

(5)
2017 includes capital contributions of $965 million to international insurance subsidiaries, $149 million to Prudential Insurance, and $21 million to Investment Management subsidiaries. 2016 includes capital contributions of $824 million to international insurance subsidiaries, $36 million to Pruco Re, $74 million to Investment Management subsidiaries, and $5 million to other subsidiaries. Amounts above exclude capital contributions associated with the Variable Annuities Recapture.

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

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to NJDOBI. Any distributions above this amount in any twelve month period are considered to be “extraordinary” dividends, and the approval of the NJODBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During 2017, Prudential Financial received an ordinary dividend of $1.0 billion from Prudential Insurance and extraordinary dividends of $950 million from PALAC.

International insurance subsidiaries. Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, international insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2018, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

As of December 31, 2017, Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations, retained $248 million of dividends received from its international insurance subsidiaries in 2016, that remained available to be paid as a dividend to Prudential Financial.

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

In each of our major insurance subsidiaries, we believe that the cash flows from operations are adequate to satisfy current liquidity requirements, including considering the impacts of the Tax Act of 2017. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, policyholder behavior, catastrophic events and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. Our insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	December 31,
	2017	2016

	(in billions)
Prudential Insurance	$197.9	$190.5
PLIC	53.2	53.7
Pruco Life	38.7	35.4
PRIAC	26.4	26.4
PALAC	14.0	13.4
Other(1)	(87.3)	(83.2)
Total future policy benefits and policyholders’ account balances(2)	$242.9	$236.2
__________

(1)	Includes the impact of intercompany eliminations.

(2)	Amounts are reflected gross of affiliated reinsurance recoverables.

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

Gross account withdrawals for our domestic insurance operations’ products in 2017 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2017	2016

	(in billions)
Prudential of Japan(1)	$47.1	$42.0
Gibraltar Life(2)	99.6	95.2
All other international insurance subsidiaries(3)	15.9	12.7
Total future policy benefits and policyholders’ account balances(4)	$162.6	$149.9
__________

(1)
As of December 31, 2017 and 2016, $11.8 billion and $10.3 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets.

(2)	Includes PGFL.

(3)	Represents our international insurance operations, excluding Japan.

(4)	Amounts are reflected gross of affiliated reinsurance recoverables.

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

Gibraltar Life sells fixed annuities, denominated in U.S. and Australian dollars, that may be subject to increased surrenders should the yen depreciate in relation to these currencies or if interest rates in Australia and the U.S. decline relative to Japan. A significant portion of the liabilities associated with these contracts include a market value adjustment feature, which mitigates the profitability impact from surrenders. As of December 31, 2017, products with a market value adjustment feature represented $24.5 billion of our Japan operations’ insurance-related liabilities, which included $20.6 billion attributable to non-yen denominated fixed annuities.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury securities, fixed maturities that are not designated as held-to-maturity and public equity securities. In addition to access to substantial investment portfolios, our insurance companies’ liquidity is managed through access to a variety of instruments available for funding and/or managing cash flow mismatches, including from time to time those arising from claim levels in excess of projections. Our ability to utilize assets and liquidity between our subsidiaries is limited by regulatory and other constraints. We believe that ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2017
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2016

	(in billions)
Cash and short-term investments	$7.3	$1.4	$0.3	$2.5	$0.2	$11.7	$12.4
Fixed maturity investments(1):
High or highest quality	104.7	36.2	19.6	9.8	4.8	175.1	164.7
Other than high or highest quality	7.7	3.4	1.8	0.5	0.4	13.8	13.2
Subtotal	112.4	39.6	21.4	10.3	5.2	188.9	177.9
Public equity securities	0.3	2.5	0.0	0.0	0.0	2.8	3.0
Total	$120.0	$43.5	$21.7	$12.8	$5.4	$203.4	$193.3
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2017
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2016

	(in billions)
Cash and short-term investments	$0.8	$2.1	$1.3	$4.2	$5.4
Fixed maturity investments(3):
High or highest quality(4)	36.5	89.8	18.9	145.2	137.8
Other than high or highest quality	1.1	3.3	1.6	6.0	4.3
Subtotal	37.6	93.1	20.5	151.2	142.1
Public equity securities	1.9	1.7	0.9	4.5	4.8
Total	$40.3	$96.9	$22.7	$159.9	$152.3
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of December 31, 2017, $104.2 billion, or 72%, were invested in government or government agency bonds.

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

Liquidity associated with other activities

Hedging activities associated with Individual Annuities

For the portion of our Individual Annuities’ ALM strategy executed through hedging, as well as the Capital Hedge Program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. For a full discussion of our Individual Annuities’ risk management strategy, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities.” This portion of our Individual Annuities’ ALM strategy and Capital Hedge Program requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of our Individual Annuities’ ALM strategy and Capital Hedge Program may also result in derivatives-related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of December 31, 2017, the derivatives comprising the hedging portion of our ALM strategy and Capital Hedge Program were in a net receive position of $3.3 billion compared to a net receive position of $3.1 billion as of December 31, 2016. The change in collateral position was primarily driven by a decrease in interest rates.

Foreign exchange hedging activities

We employ various hedging strategies to manage potential exposure to foreign currency exchange rate movements, particularly those associated with the yen. Our overall yen hedging strategy calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. The hedging strategy includes two primary components:

•
Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of December 31, 2017, we have hedged 100%, 73% and 28% of expected yen-based earnings for 2018, 2019 and 2020, respectively.

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

	Year ended December 31,
Cash Settlements:	2017	2016
	(in millions)
Income Hedges (External)(1)	$(16)	$38
Equity Hedges:
Internal(2)	54	(57)
External	(192)	652
Total Equity Hedges	$(138)	$595
Total Cash Settlements	$(154)	$633

	As of December 31,
Assets (Liabilities):	2017	2016
	(in millions)
Income Hedges (External)(3)	$(42)	$85
Equity Hedges:
Internal(2)	623	802
External	303	32
Total Equity Hedges(4)	$926	$834
Total Assets (Liabilities)	$884	$919
__________

(1)
Includes non-yen related cash settlements of $(14) million, primarily denominated in Brazilian real and Chilean peso, and $17 million, primarily denominated in Korean won, for the year ended December 31, 2017 and 2016, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)
Includes non-yen related liabilities of $(65) million and assets of $41 million as of December 31, 2017 and 2016, respectively, both of which were primarily denominated in Korean won and Australian dollar.

(4)
As of December 31, 2017, approximately $322 million, $506 million and $98 million of the net market value is scheduled to settle in 2018, 2019 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

Investment Management operations

The principal sources of liquidity for our fee-based investment management businesses include asset management fees and commercial mortgage origination and servicing fees. The principal uses of liquidity include general and administrative expenses and distributions of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based investment management businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee-based investment management businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our strategic investments held in our investment management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There were no material changes to the liquidity position of our investment management operations during 2017.

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

Asset-based Financing

We conduct asset-based or secured financing within our insurance and other subsidiaries, including transactions such as securities lending, repurchase agreements and mortgage dollar rolls, to earn spread income, to borrow funds, or to facilitate trading activity. These programs are primarily driven by portfolio holdings of securities that are lendable based on counterparty demand for these securities in the marketplace. The collateral received in connection with these programs is primarily used to purchase securities in the short-term spread portfolios of our insurance entities. Investments held in the short-term spread portfolios include cash and cash equivalents, short-term investments (primarily corporate bonds), mortgage loans and fixed maturities (primarily investments in collateralized loan obligations and other structured securities), with a weighted average life at time of purchase by the short-term portfolios of four years or less. Floating rate assets comprise the majority of our short-term spread portfolio. These short-term portfolios are subject to specific investment policy statements, which among other things, do not allow for significant asset/liability interest rate duration mismatch.

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	December 31, 2017			December 31, 2016
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$4,960	$3,440	$8,400	$4,906	$2,700	$7,606
Cash collateral for loaned securities	3,203	1,151	4,354	3,057	1,276	4,333
Securities sold but not yet purchased	3	0	3	2	0	2
Total(1)	$8,166	$4,591	$12,757	$7,965	$3,976	$11,941
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$3,838	$1,393	$5,231	$3,583	$1,631	$5,214
Weighted average maturity, in days(2)	12	3		9	6
__________

(1)
The daily weighted average outstanding balance for the year ended December 31, 2017 and 2016 was $8,279 million and $8,436 million, respectively, for PFI excluding the Closed Block division, and $4,894 million and $4,249 million, respectively, for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of December 31, 2017, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $113.8 billion, of which $12.8 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2017, we believe approximately $17.1 billion of the remaining eligible assets are readily lendable, including approximately $12.5 billion relating to PFI excluding the Closed Block division, of which $3.1 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.6 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2017 and 2016, total short-term and long-term debt of the Company on a consolidated basis was $18.6 billion and $19.2 billion, respectively. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity position and other factors. The following table sets forth total consolidated borrowings of the Company as of the dates indicated.

	December 31, 2017			December 31, 2016
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$50	$500	$550	$65	$525	$590
Current portion of long-term debt	830	0	830	470	0	470
Subtotal	880	500	1,380	535	525	1,060
General obligation long-term debt:
Senior debt	8,738	173	8,911	9,572	727	10,299
Junior subordinated debt	6,566	56	6,622	5,817	0	5,817
Surplus notes (1)	0	840	840	0	1,339	1,339
Subtotal	15,304	1,069	16,373	15,389	2,066	17,455
Total general obligations	16,184	1,569	17,753	15,924	2,591	18,515
Limited and non-recourse borrowings (2)
Current portion of long-term debt	0	0	0	0	73	73
Long-term debt	0	799	799	0	586	586
Subtotal	0	799	799	0	659	659
Total borrowings	$16,184	$2,368	$18,552	$15,924	$3,250	$19,174
__________

(1)	Amounts are net of assets under set-off arrangements of $7,287 million and $5,859 million as of December 31, 2017 and 2016, respectively.

(2)	Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of December 31, 2017 and 2016, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 14 to our Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt, investment-related debt, and debt related to specified businesses. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $12.0 billion and $11.6 billion as of December 31, 2017 and 2016, respectively. Investment-related debt of $4.0 billion and $5.4 billion as of December 31, 2017 and 2016, respectively, consists of debt issued to finance specific investment assets or portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes institutional spread lending investment portfolios, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences. Our remaining borrowings are utilized for business funding to meet specific purposes, which may include funding new business acquisition costs associated with our individual annuities business, operating needs associated with hedging our individual annuities products as discussed above and activities associated with our investment management business.

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

In December 2017, we completed a debt exchange offer, pursuant to which we issued $1.9 billion in principal amount of senior notes in exchange for $1.5 billion in principal amount of outstanding medium-term notes. The newly-issued notes consist of $1.0 billion maturing in 2049 bearing interest at 3.94% per annum and $900 million maturing in 2047 bearing interest at 3.91% per annum. The medium-term notes received in exchange comprised principal amounts from eight different series of notes with maturity dates between 2033 and 2043 bearing interest at rates between 5.1% and 6.63% per annum.

Prudential Financial’s borrowings increased $0.3 billion from December 31, 2016, driven by the issuance of $0.8 billion of junior subordinated debt, partially offset by maturities of $0.5 billion. For more information on long-term debt, see Note 14 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries decreased $0.8 billion from December 31, 2016, primarily driven by prepayments of $0.5 billion of senior debt and $0.5 billion of surplus notes, offset by the issuance of $0.2 billion of mortgage debt.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of December 31, 2017, we had Credit-Linked Note Structures with an aggregate issuance capacity of $11,100 million, of which $9,487 million was outstanding, as compared to an aggregate issuance capacity of $9,150 million, of which $7,759 million was outstanding, as of December 31, 2016. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2017.

	Surplus Notes		Outstanding as of December 31, 2017
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size

	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	2,877		3,500
XXX	2014-2017	2022-2034	2,200	(2)	2,200
XXX	2014-2017	2024-2037	2,100		2,400
AXXX	2017	2037	560		1,000
Total Credit-Linked Note Structures			$9,487		$11,100
 __________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $2.2 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of December 31, 2017, we also had outstanding an aggregate of $2.9 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.4 billion relates to Regulation XXX reserves and approximately $2.5 billion relates to Guideline AXXX reserves. In addition, as of December 31, 2017, for purposes of financing Guideline AXXX reserves, one of our captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The additional asset requirement through December 31, 2016, was approximately $1 billion, and we expect the requirement as of December 31, 2017, to be an additional $730 million, for a total additional asset requirement of approximately $1.73 billion. We funded the requirements through 2016 using a combination of existing assets and newly purchased assets sourced from affiliated financing, and have funded, or expect to fund, the remaining $730 million in the same manner. We believe we have sufficient internal resources to satisfy the additional asset requirement through 2018.

During 2017, the Company adopted principles-based reserving for its guaranteed universal life products and introduced updated versions of these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.
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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	1/5/2018	1/26/2017	11/15/2017	10/27/2017
Current outlook	Stable	Stable	Positive	Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	A1	AA-
Pruco Life Insurance Company	A+	AA-	A1	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	AA-
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	AA-
Prudential Retirement Insurance and Annuity Company	A+	AA-	A1	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR
Prudential Life Insurance Co. of Taiwan, Inc.(5)	NR	twAA+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	Baa1	A-
Junior subordinated long-term debt	bbb	BBB+	Baa2	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A3	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A2	A+
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	A1	AA-
__________
* “NR” indicates not rated.

(1)
A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies range from “A++ (superior)” to “s (suspended).” A rating of A+ is the second highest of sixteen rating categories. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “s (suspended).” A.M. Best short-term credit ratings range from “AMB-1+,” which represents the strongest ability to repay short-term debt obligations, to “s(suspended).”

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

(5)	This rating for Prudential Life Insurance Company of Taiwan, Inc. was affirmed on November 14, 2017, by Taiwan Ratings Corporation, a partner of S&P.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. This year, A.M. Best maintained the Rating Outlook on the U.S. life insurance industry at Negative. Fitch and Moody’s changed the outlook for the U.S. life insurance sector to Stable from Negative. S&P continued to keep the U.S. life insurance sector on Stable outlook. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. Fitch, S&P, and A.M. Best have all of the Company’s ratings on Stable outlook. Moody’s has the ratings of Prudential Financial and its insurance subsidiaries on Positive outlook.

The following is a summary of the significant changes or actions in ratings and rating outlooks for our Company, as well as for the life insurance industry and sector, that have occurred from January 1, 2017 through the date of this filing:

In May 2017, Fitch revised the company outlook for Prudential Insurance and certain other affiliated insurance companies to Stable from Negative.

In November 2017, Moody’s revised its Rating Outlook on the U.S. life insurance sector to Stable from Negative. Moody’s outlook indicates their expectations for the fundamental credit conditions driving the U.S. life insurance industry over the next 12-18 months. The change in the outlook recognizes the sector’s resilience in the face of a low interest rate environment, as well as its strong capitalization, aided by strong equity markets and a still expansionary credit cycle.

In November 2017, Moody’s changed the ratings outlook of Prudential Financial and its insurance subsidiaries to Positive from Stable. The positive outlook reflects the Company's progress in reducing debt and leverage, improving its financial flexibility, as well as steps taken to reduce earnings volatility and simplify the organizational structure.

In December 2017, Fitch revised its Sector Outlook for U.S. life insurers to Stable from Negative due to better than expected operating performance and a benign credit environment, which it expects to persist over the near term. At the same time, Fitch kept its Rating Outlook, which indicates the direction in which ratings are likely to move over the next 18 to 24 months, on the U.S. life insurance sector as Stable. The current Stable outlook reflects Fitch’s expectations that key credit metrics will remain in line with rating expectations.

Requirements to post collateral or make other payments because of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require Prudential Insurance to either post collateral or a letter of credit in the amount of approximately $1.4 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for Prudential Insurance.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2017. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2018	2019-2020	2021-2022	2023 and thereafter

	(in millions)
Short-term and long-term debt obligations(1)	$38,552	$2,330	$4,719	$2,166	$29,337
Operating and capital lease obligations(2)	644	147	217	142	138
Purchase obligations:
Commitments to purchase or fund investments(3)	6,460	5,284	503	402	271
Commercial mortgage loan commitments(4)	2,772	2,669	103	0	0
Other liabilities:
Insurance liabilities(5)	1,148,039	48,073	72,200	76,275	951,491
Other(6)	12,962	12,781	101	53	27
Total	$1,209,429	$71,284	$77,843	$79,038	$981,264
__________

(1)
The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 14 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in 2018. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 14 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.

(2)
The estimated payments due by period for operating and capital leases reflect the future minimum lease payments under non-cancelable operating and capital leases, as disclosed in Note 23 to the Consolidated Financial Statements.

(3)
As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlements of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $141 million that we anticipate will ultimately be funded from our separate accounts.

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

(5)
The estimated cash flows due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of premium receipts and reinsurance recoverables. These future estimated cash flows for current policies in force generally reflect our best estimate economic and actuarial assumptions. These cash flows are undiscounted with respect to interest. The sum of the cash flows shown for all years in the table of $1,148 billion exceeds the corresponding liability amounts of approximately $722 billion included in the Consolidated Financial Statements as of December 31, 2017. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash flows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash flows will differ, possibly materially, from these estimates.

(6)
The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $1,518 million of notes issued by consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2017.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments in the future. See “Commitments and Guarantees” within Note 23 to the Consolidated Financial Statements for additional information.

Other Contingent Commitments

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “Commitments and Guarantees” within Note 23 to the Consolidated Financial Statements for additional information regarding these commitments. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity associated with other activities—Investment Management operations.”

Other Off-Balance Sheet Arrangements

In 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 14 to our Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of December 31, 2017, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Consolidated Financial Statements as of that date.

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

Risk Management

Overview

We employ a risk governance structure, overseen by senior management and our Board of Directors and managed by Enterprise Risk Management (“ERM”), to provide a common framework for evaluating the risks embedded in and across our businesses, developing risk appetites, managing these risks and identifying current and future risk challenges and opportunities. For a discussion of the risks of our businesses, see “Risk Factors”.

Risk Governance Framework

Each of our businesses has a risk governance structure that is supported by a framework at the corporate level. Generally, our businesses are authorized to make day-to-day risk decisions that are consistent with enterprise risk policies and limits, and subject to enterprise oversight. Our governance structure is comprised of the Board and its committees, management committees and ERM and is designed to support this framework.

Board of Directors Oversight

Our Board of Directors oversees our risk profile and management’s processes for assessing and managing risk. The Board also reviews strategic risks and opportunities facing the Company. Certain specific categories of risk are assigned to Board committees that report back to the full Board, as summarized below:

•
Audit Committee: oversees insurance risk and operational risks, including model risk, as well as risks related to financial controls, legal, regulatory and compliance risks, and the overall risk management governance structure and risk management function.

•	Compensation Committee: oversees our compensation programs so that incentives are aligned with appropriate risk taking.

•
Corporate Governance and Business Ethics Committee: oversees our corporate governance procedures and practices, ethics and conflict of interest policies, political contributions, lobbying expenses and overall political strategy, as well as our strategy and reputation regarding environmental stewardship, sustainability and corporate social responsibility.

•
Finance Committee: oversees liquidity risk, including risks involving our capital and liquidity management, the incurrence and repayment of borrowings, the capital structure, the funding of benefit plans and statutory insurance reserves. The Finance Committee reviews and recommends for approval to the Board our capital plan. The Finance Committee also receives regular updates on the sources and uses of capital relative to plan, as well as on our Capital Protection Framework.

•
Investment Committee: oversees investment risk and market risk and the strength of the investment function. The Investment Committee approves investment and market risk limits based on asset class, issuer, credit quality and geography.

•
Risk Committee: oversees the governance of significant risks throughout the Company and the establishment and ongoing monitoring of our risk profile, risk capacity and risk appetite. The Risk Committee also serves to coordinate the risk oversight functions of the other committees of the Board.

Management Oversight

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

The ERC is supported by six Risk Oversight Committees aligned with our tactical risks, each of which is comprised of subject matter experts and dedicated to one of the following risk types: investment, market, insurance, operational, model and liquidity. These Risk Oversight Committees report their activities to the ERC, and significant matters or matters where there are unresolved points of view are reviewed and brought to the ERC. The Risk Oversight Committees provide an opportunity to evaluate complex issues by subject matter experts within the various risk areas. They evaluate the adequacy and effectiveness of risk mitigation options, identify stakeholders of risks and issues, review material risk assumptions for reasonability and consistency across the Company and, working with the different risk areas, develop recommendations for risk limits, among other responsibilities.

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

Enterprise Risk Management Oversight

ERM manages a comprehensive framework for assessing the risks embedded in and across our businesses so that the Company can manage these risks effectively, evaluate current and future risk challenges and opportunities, and enhance shareholder value. ERM operates independently and is responsible for recommending policies, limits and standards for all risks. It oversees these risks under the guidance of the ERC and Risk Oversight Committees. Additionally, ERM works with our business units and corporate areas with an objective of comprehensive identification, monitoring and management of risks that we may face. The ERM infrastructure is generally aligned by risk type, with certain groups within ERM working across risk types.

Risk Identification

We rely on a combination of activities and processes to provide analysis and seek assurance that all material risks have been identified and managed as appropriate. There are three levels of activities that seek to ensure that changes in risk levels or new risks to the Company are identified and escalated as appropriate: (1) business unit activities, (2) corporate function activities, and (3) processes involving senior management and the Board of Directors.

•
Business Units: Each business area has a risk committee that meets periodically to allow senior leaders to discuss and evaluate current, new, and emerging operational risks in their own operations. Business units are required to develop and maintain documented operational risk inventories which facilitate the identification of current operational risk exposures. There is also an emerging risks process that identifies, assesses and monitors potential future risks which could significantly impact the business units or overall Company.

•
Corporate Functions: The corporate functions review the results of the business unit activities and examine risks from an enterprise view across businesses under normal and stressed conditions. As a result, the corporate functions, particularly ERM, use several processes and activities used to identify and assess the risks of the Company. Each corporate function also has its own risk committee.

•
Senior Management and the Board of Directors: Senior management plays a critical role in reviewing the risk profile of the Company, including by identifying impacts to the business strategy of new or changed risks, and risks in any new strategies under consideration. These risks are discussed with the ERC as appropriate, and with the Board, if significant. As discussed above, the Board of Directors oversees the Company’s risk profile and management’s processes for assessing and managing risk, both as a full Board and through its committees.

Risk Measurement and Monitoring

Our Risk Appetite Framework (“RAF”) is a comprehensive process designed to reasonably ensure that all risks taken across the Company align with the Company’s capacity and willingness to take those risks. Using common metrics allows for a cohesive assessment of risk, resources and strategy, and supports management and the Board in making well-informed business decisions. The Company has a comprehensive stress testing framework, which serves as the foundation for the RAF. The RAF evaluates the Company’s exposure under various stress metrics and stress severities. The RAF provides a dynamic assessment of stress impacts and resources available to absorb these impacts under comprehensive stress scenarios. The Company’s capital management framework is integrated with the RAF to determine the amount of capital the Company needs to hold given the risks taken.

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

Market Risk Management

Management of market risk, which we consider to be a combination of both investment risk and market risk exposures, includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities.

Our risk management process utilizes a variety of tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);

•	Asset/liability management;

•	Stress scenario testing;

•	Hedging programs; and

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

•
Hedging: Using derivatives to offset risk exposures. For example, for our variable annuities, potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liability duration targets. In certain markets, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting duration targets. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2017 and 2016. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2017			As of December 31, 2016
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$372,926	$(36,554)		$347,246	$(33,171)
Commercial mortgage and other loans		57,341	(2,832)		54,283	(2,626)
Derivatives with interest rate risk:
Swaps	$210,137	4,735	(3,824)	$209,406	7,097	(5,415)
Futures	24,502	24	(1,081)	32,555	49	(995)
Options	54,522	188	188	25,403	166	284
Forwards	25,948	(94)	0	21,530	(519)	(20)
Synthetic GICs	77,290	(1)	(1)	77,197	5	(1)
Variable annuity and other living benefit feature embedded derivatives(2)		(8,720)	5,706		(8,238)	5,386
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		(21,144)	3,180		(21,079)	3,049
Policyholders’ account balances—investment contracts		(100,186)	3,561		(100,045)	3,570
Net estimated potential loss			$(31,657)			$(29,939)
__________

(1)
Includes fixed maturities classified as “trading account assets supporting insurance liabilities” and other fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities in our segments that offer insurance, retirement and annuities products. Includes approximately $370 billion and $345 billion as of December 31, 2017 and 2016, respectively, of fixed maturities classified as “available-for-sale”, where unrealized gains and losses are recorded in AOCI.

(2)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.

(3)
Excludes approximately $306 billion and $286 billion as of December 31, 2017 and 2016, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

Under U.S. GAAP, the fair value of the embedded derivatives for certain variable annuity and other living benefit features, reflected in the table above, includes the impact of the market’s perception of our NPR. For more information on NPR related to the sensitivity of the embedded derivatives to our NPR credit spread, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Sensitivities for Insurance Assets and Liabilities” above.

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2017 and 2016. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2017			As of December 31, 2016
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Equity securities(1)		$8,972	$(897)		$12,139	$(1,214)
Equity-based derivatives(2)	$52,275	(128)	1,373	$31,558	(285)	1,137
Variable annuity and other living benefit feature embedded derivatives(2)(3)		(8,720)	(1,423)		(8,238)	(1,116)
Net estimated potential loss			$(947)			$(1,193)
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

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2017 and 2016. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2017		As of December 31, 2016
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value

	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$6,345	$(635)	$5,003	$(500)

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

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility and actuarial assumptions. For our capital markets assumptions, we manage our exposure to the risk created by capital markets fluctuations through a combination of product design elements, such as an automatic rebalancing element and inclusion of certain optional living benefits in our living benefits hedging program. In addition, we consider external reinsurance a form of risk mitigation as well as our capital hedge program. Certain variable annuity optional living benefit features are accounted for as embedded derivatives and recorded at fair value. The market risk sensitivities associated with U.S. GAAP values of both the embedded derivatives and the related derivatives used to hedge the changes in fair value of these embedded derivatives are provided under “Market Risk Related to Interest Rates” and “Market Risk Related to Equity Prices” above.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2017, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Prudential Financial, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Prudential Financial, Inc. and its subsidiaries (hereinafter referred to as “the Company”) as of December 31, 2017 and December 31, 2016, and the related statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain reinsurance costs in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 16, 2018

We have served as the Company’s auditor since 1996, which includes periods before the Company became subject to SEC reporting requirements.

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2017 and 2016 (in millions, except share amounts)

	2017	2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017 – $312,385; 2016 – $292,581)(1)	$346,780	$321,419
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2017 – $2,430; 2016 – $2,524)(1)	2,049	2,144
Trading account assets supporting insurance liabilities, at fair value(1)	22,097	21,840
Other trading account assets, at fair value(1)	5,752	5,764
Equity securities, available-for-sale, at fair value (cost: 2017 – $4,147; 2016 – $7,149)	6,174	9,748
Commercial mortgage and other loans (includes $593 and $519 measured at fair value under the fair value option as of December 31, 2017 and 2016, respectively)(1)	56,045	52,779
Policy loans	11,891	11,755
Other long-term investments (includes $1,945 and $1,556 measured at fair value under the fair value option as of December 31, 2017 and 2016, respectively)(1)	12,308	11,283
Short-term investments	6,775	7,508
Total investments	469,871	444,240
Cash and cash equivalents(1)	14,490	14,127
Accrued investment income(1)	3,325	3,204
Deferred policy acquisition costs	18,992	17,661
Value of business acquired	1,591	2,314
Other assets(1)	17,035	14,780
Separate account assets	306,617	287,636
TOTAL ASSETS	$831,921	$783,962
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$257,317	$240,908
Policyholders’ account balances	148,189	145,205
Policyholders’ dividends	6,411	5,711
Securities sold under agreements to repurchase	8,400	7,606
Cash collateral for loaned securities	4,354	4,333
Income taxes	9,600	10,412
Short-term debt	1,380	1,133
Long-term debt	17,172	18,041
Other liabilities(1)	16,619	14,739
Notes issued by consolidated variable interest entities (includes $1,196 and $1,839 measured at fair value under the fair value option as of December 31, 2017 and 2016, respectively)(1)	1,518	2,150
Separate account liabilities	306,617	287,636
Total liabilities	777,577	737,874
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued as of both December 31, 2017 and 2016)	6	6
Additional paid-in capital	24,769	24,606
Common Stock held in treasury, at cost (237,559,118 and 230,537,166 shares as of December 31, 2017 and 2016, respectively)	(16,284)	(15,316)
Accumulated other comprehensive income (loss)	17,074	14,621
Retained earnings	28,504	21,946
Total Prudential Financial, Inc. equity	54,069	45,863
Noncontrolling interests	275	225
Total equity	54,344	46,088
TOTAL LIABILITIES AND EQUITY	$831,921	$783,962
__________

(1)	See Note 5 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2017, 2016 and 2015 (in millions, except per share amounts)

	2017	2016	2015
REVENUES
Premiums	$32,091	$30,964	$28,521
Policy charges and fee income	5,303	5,906	5,972
Net investment income	16,435	15,520	14,829
Asset management and service fees	4,127	3,752	3,772
Other income (loss)	1,301	443	0
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(289)	(269)	(180)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	22	47	39
Other realized investment gains (losses), net	699	2,416	4,166
Total realized investment gains (losses), net	432	2,194	4,025
Total revenues	59,689	58,779	57,119
BENEFITS AND EXPENSES
Policyholders’ benefits	33,794	33,632	30,627
Interest credited to policyholders’ account balances	3,822	3,761	3,479
Dividends to policyholders	2,091	2,025	2,212
Amortization of deferred policy acquisition costs	1,580	1,877	2,120
General and administrative expenses	11,915	11,779	10,912
Total benefits and expenses	53,202	53,074	49,350
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	6,487	5,705	7,769
Total income tax expense (benefit)	(1,438)	1,335	2,072
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	7,925	4,370	5,697
Equity in earnings of operating joint ventures, net of taxes	49	49	15
NET INCOME (LOSS)	7,974	4,419	5,712
Less: Income (loss) attributable to noncontrolling interests	111	51	70
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$7,863	$4,368	$5,642
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$18.19	$9.85	$12.37
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$17.86	$9.71	$12.17
Dividends declared per share of Common Stock	$3.00	$2.80	$2.44

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015 (in millions)

	2017	2016	2015
NET INCOME (LOSS)	$7,974	$4,419	$5,712
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	751	256	(287)
Net unrealized investment gains (losses)	2,397	3,683	(5,486)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	71	(254)	(264)
Total	3,219	3,685	(6,037)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	784	1,305	(2,213)
Other comprehensive income (loss), net of taxes	2,435	2,380	(3,824)
Comprehensive income (loss)	10,409	6,799	1,888
Less: Comprehensive income (loss) attributable to noncontrolling interests	93	95	11
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$10,316	$6,704	$1,877

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2017, 2016 and 2015 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Class B Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$6	$24,565	$14,888	$(13,088)	$(651)	$16,050	$41,770	$579	$42,349
Common Stock acquired				(1,000)			(1,000)		(1,000)
Class B Stock canceled		(167)	(484)		651		0		0
Contributions from noncontrolling interests								28	28
Distributions to noncontrolling interests								(437)	(437)
Consolidations/(deconsolidations) of noncontrolling interests								(148)	(148)
Stock-based compensation programs		84		274			358		358
Dividends declared on Common Stock			(1,115)				(1,115)		(1,115)
Comprehensive income:
Net income (loss)			5,642				5,642	70	5,712
Other comprehensive income (loss), net of tax						(3,765)	(3,765)	(59)	(3,824)
Total comprehensive income (loss)							1,877	11	1,888
Balance, December 31, 2015	6	24,482	18,931	(13,814)	0	12,285	41,890	33	41,923
Cumulative effect of adoption of accounting changes			11				11	(30)	(19)
Common Stock acquired				(2,000)			(2,000)		(2,000)
Class B Stock repurchase adjustment			(119)				(119)		(119)
Contributions from noncontrolling interests								7	7
Distributions to noncontrolling interests								(351)	(351)
Consolidations/(deconsolidations) of noncontrolling interests								471	471
Stock-based compensation programs		124		498			622		622
Dividends declared on Common Stock			(1,245)				(1,245)		(1,245)
Comprehensive income:
Net income (loss)			4,368				4,368	51	4,419
Other comprehensive income (loss), net of tax						2,336	2,336	44	2,380
Total comprehensive income (loss)							6,704	95	6,799
Balance, December 31, 2016	6	24,606	21,946	(15,316)	0	14,621	45,863	225	46,088
Cumulative effect of adoption of accounting changes		5	(5)				0		0
Common Stock acquired				(1,250)			(1,250)		(1,250)
Contributions from noncontrolling interests								10	10
Distributions to noncontrolling interests								(50)	(50)
Consolidations/(deconsolidations) of noncontrolling interests								(3)	(3)
Stock-based compensation programs		158		282			440		440
Dividends declared on Common Stock			(1,300)				(1,300)		(1,300)
Comprehensive income:
Net income (loss)			7,863				7,863	111	7,974
Other comprehensive income (loss), net of tax						2,453	2,453	(18)	2,435
Total comprehensive income (loss)							10,316	93	10,409
Balance, December 31, 2017	$6	$24,769	$28,504	$(16,284)	$0	$17,074	$54,069	$275	$54,344
See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015 (in millions)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,974	$4,419	$5,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(432)	(2,194)	(4,025)
Policy charges and fee income	(2,476)	(1,907)	(1,883)
Interest credited to policyholders’ account balances	3,822	3,761	3,479
Depreciation and amortization	222	318	113
(Gains) losses on trading account assets supporting insurance liabilities, net	(336)	17	524
Change in:
Deferred policy acquisition costs	(1,240)	(968)	(533)
Future policy benefits and other insurance liabilities	10,940	10,584	8,311
Income taxes	(1,619)	618	1,217
Derivatives, net	(2,268)	1,067	1,305
Other, net(1)	(1,142)	(900)	(278)
Cash flows from (used in) operating activities(1)	13,445	14,815	13,942
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	58,244	49,713	47,080
Fixed maturities, held-to-maturity	155	271	235
Trading account assets supporting insurance liabilities and other trading account assets	40,728	34,139	14,313
Equity securities, available-for-sale	4,550	3,502	4,577
Commercial mortgage and other loans	6,076	6,342	5,464
Policy loans	2,403	2,277	2,199
Other long-term investments	1,337	1,145	1,276
Short-term investments	29,225	43,700	77,021
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(68,667)	(66,857)	(47,606)
Trading account assets supporting insurance liabilities and other trading account assets	(41,076)	(36,532)	(18,608)
Equity securities, available-for-sale	(2,875)	(3,083)	(4,055)
Commercial mortgage and other loans	(8,857)	(8,548)	(9,392)
Policy loans	(1,929)	(1,882)	(1,782)
Other long-term investments	(1,780)	(1,923)	(2,005)
Short-term investments	(28,301)	(43,370)	(76,622)
Acquisitions, net of cash acquired	(64)	(532)	0
Derivatives, net	(391)	314	53
Other, net	(712)	(227)	106
Cash flows from (used in) investing activities	(11,934)	(21,551)	(7,746)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	26,462	29,642	23,206
Policyholders’ account withdrawals	(25,657)	(24,143)	(21,963)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	815	561	(2,270)
Cash dividends paid on Common Stock	(1,296)	(1,300)	(1,117)
Net change in financing arrangements (maturities 90 days or less)	38	292	68
Common Stock acquired	(1,250)	(2,000)	(1,013)
Class B stock acquired	0	(119)	(651)
Common Stock reissued for exercise of stock options	246	426	209
Proceeds from the issuance of debt (maturities longer than 90 days)	1,225	2,742	5,166
Repayments of debt (maturities longer than 90 days)	(1,827)	(2,753)	(4,957)
Excess tax benefits from share-based payment arrangements	0	21	19
Other, net(1)	(14)	(168)	(268)
Cash flows from (used in) financing activities(1)	(1,258)	3,201	(3,571)
Effect of foreign exchange rate changes on cash balances	110	50	69
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	363	(3,485)	2,694
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,127	17,612	14,918
CASH AND CASH EQUIVALENTS, END OF YEAR	$14,490	$14,127	$17,612

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015 (in millions)

	2017	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$185	$770	$1,083
Interest paid	$1,248	$1,257	$1,324

NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$104	$115	$115
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$2,726	$3,228	$2,091
Liabilities assumed	6,155	5,003	3,739
Net cash received	$3,429	$1,775	$1,648
Acquisitions:
Assets acquired, excluding cash and cash equivalents	$196	$0	$0
Liabilities assumed	132	0	0
Net cash paid on acquisition	$64	$0	$0
_____________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

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

During the fourth quarter of 2017, the Company introduced a new organizational structure for its U.S. businesses that reflects its focus on leveraging its mix of businesses and its digital and customer engagement capabilities to expand its value proposition for the benefit of customers and stakeholders. This new organizational structure retains the Company’s segments but realigns them under new divisions. Under the new structure, the Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The Investment Management division is comprised of the Investment Management segment (formerly named the Asset Management segment). The International Insurance division continues to consist of the International Insurance segment, and the Closed Block division continues to consist of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in the Company’s Corporate and Other operations. The Company’s Corporate and Other operations continue to include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested, excluding the Closed Block division. There are no changes to the Company’s reporting segments nor to its measure of segment profitability as a result of the new organizational structure.

Basis of Presentation

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The Company’s consolidated balance sheet data as of December 31, 2017 and 2016, include the assets and liabilities of Gibraltar Life as of November 30 for each respective year. The Company’s consolidated income statement data for the years ended December 31, 2017, 2016 and 2015, include Gibraltar Life’s results of operations for the twelve months ended November 30 for each respective year. Beginning in 2018, the Company intends to eliminate this one-month reporting lag, which is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Out of Period Adjustments

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016, during 2016, the Company recorded out of period adjustments that resulted in an aggregate net decrease of $134 million to “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2016. Such adjustments primarily

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

consisted of a charge of $141 million to increase reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management evaluated the adjustments, both individually and in the aggregate, and concluded that they were not material to any previously reported quarterly or annual financial statements. For additional information on the impact of these adjustments to the Company’s operating segments, see Note 22.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

ASSETS

Fixed maturities, available-for-sale and Fixed maturities, held-to-maturity are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 20 for additional information regarding the determination of fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The purchased cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity or, if applicable, call date.

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

Trading account assets supporting insurance liabilities, at fair value includes invested assets that consist of fixed maturities, equity securities, and short-term investments and cash equivalents, that support certain products included in the Retirement and International Insurance segments which are experience-rated, meaning that the investment results associated with these products are expected to ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Other trading account assets, at fair value consists of fixed maturities, certain derivatives and equity securities, including seed money that the Company invests in investment funds and certain perpetual preferred stock. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments are reported in “Net investment income.” The fixed maturities are primarily related to assets associated with consolidated variable interest entities for which the Company is the investment manager and the realized and unrealized gain and loss activity is generally offset by changes in the corresponding liability. See also “Notes issued by consolidated variable interest entities” below. The derivatives are primarily associated with the Company’s derivative operations used to manage interest rate, foreign currency, credit and equity exposures and are not reported with other derivatives in “Other long-term investments” primarily due to their short-term nature. The perpetual preferred stock represents certain financial instruments that contain an embedded derivative where the Company elects to classify the entire instrument as a trading account asset rather than bifurcate the derivative from the host contract. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Equity securities available-for-sale, at fair value is comprised of common stock, mutual fund shares and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are generally recognized in “Net investment income” on the ex-dividend date.

Commercial mortgage and other loans consists of commercial mortgage loans, agricultural property loans, loans backed by residential properties, as well as certain other collateralized and uncollateralized loans. Loans backed by residential properties primarily include recourse loans held by the Company’s international insurance businesses. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance businesses.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Policy loans represent funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

Other long-term investments consists of the Company’s non-coupon investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are accounted for using the equity method of accounting, the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, or the fair value option where elected. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag. For the investments for which the Company has elected the fair value option, the associated realized and unrealized gains and losses are reported in “Other income.” The Company consolidates joint ventures and limited partnerships in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 5 for additional information about VIEs.

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

Short-term investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are generally carried at fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government-sponsored entities and other highly liquid debt instruments.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

An OTTI is recognized in earnings for a debt security in an unrealized loss position when either (1) the Company has the intent to sell the debt security or (2) it is more likely than not the Company will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an OTTI is recognized. In addition to the above mentioned circumstances, the Company also recognizes an OTTI in earnings when a non-functional currency denominated security in an unrealized loss position due to currency exchange rates is not expected to recover in value before maturity.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.

Deferred policy acquisition costs are costs related directly to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

For traditional participating life insurance which are included in the Closed Block, DAC is amortized over the expected life of the contracts in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross margins on unamortized DAC is reflected in the period such estimated gross margins are revised on a retrospective basis. DAC related to non-participating traditional individual life insurance and longevity reinsurance contracts is amortized in proportion to gross premiums.

DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company’s projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods, (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period, and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company’s estimate of total gross profits to reflect actual fund performance and market conditions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Value of business acquired represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of inforce insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. As of December 31, 2017, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) and the 2013 acquisition of The Hartford Financial Services Group’s individual life insurance business (“the Hartford Life Business”). The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General and administrative expenses.” VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA.

Other assets consist primarily of prepaid pension benefit costs (see Note 18), certain restricted assets, trade receivables, goodwill and other intangible assets, DSI, the Company’s investments in operating joint ventures, property and equipment, reinsurance recoverables, and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Separate account assets represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management and service fees.” Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrues to the Company and is included in the Company’s results of operations. See Note 11 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

LIABILITIES

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Future policy benefits liability is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity are generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. In determining if a premium deficiency related to short-duration contracts exists, the Company considers, among other factors, anticipated investment income. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Currently, PFL liabilities are predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach and accordingly, are updated each quarter using current inforce and market data and as part of the annual assumption update such that the liability as of each measurement date represents the Company’s current estimate of the present value of the amount necessary to offset anticipated future losses. See Note 10 for additional information regarding future policy benefits.

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

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 10 for additional information regarding policyholders’ account balances.

Policyholders’ dividends liability includes dividends payable to policyholders and the policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of the Prudential Insurance Company of America (“Prudential Insurance”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI. For additional information on the policyholder dividend obligation, see Note 12. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

Securities sold under agreements to repurchase represent liabilities associated with securities repurchase and resale agreements which are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party, and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Cash collateral for loaned securities represent liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income;” however, for securities lending transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Income taxes liability primarily represents the net deferred tax liability and the Company’s estimated taxes payable for the current year.

The Company and its includible domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes. See Note 19 for a discussion of certain non-U.S. jurisdictions for which the Company assumes repatriation of earnings.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) enacted two new taxes that could impact the Company’s effective tax rate and cash tax payments in future periods. The Global Intangible Low-Taxed Income provision (“GILTI”) applies a U.S. minimum tax to earnings of foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries. The amount of tax in any period on GILTI, if any, can depend on annual differences between U.S. taxable income recognition rules and taxable income recognition rules in the country of operations and the overall taxable income of U.S. operations. The Company will account for the effects of the GILTI tax as a period cost if and when incurred. The Tax Act of 2017 also includes a new Base Erosion and Anti-Abuse Tax (“BEAT”). BEAT is an alternative tax which is due if the calculated BEAT amount is greater than the regular corporate tax in any given year. The additional tax is generally calculated after adding back to taxable income certain deductible payments made to foreign affiliates that are at least 25% owned, and then applying an alternative tax rate of 10% (5% in 2018) to the alternative tax base, rather than the 21% corporate tax rate. The amount of the BEAT in any period, if any, will depend on the amount of payments by U.S. entities to foreign affiliates that are at least 25% owned, the amount of overall U.S. deductible amounts and the results of the U.S. consolidated group. The Company will account for the effects of the BEAT as a period cost if and when incurred.

In December of 2017, SEC staff issued “SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allows registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company can recognize provisional amounts when it does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 19 to the Consolidated Financial Statements for a discussion of provisional amounts related to the Tax Act of 2017.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process. First, the Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

The Company’s liability for income taxes includes a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 19 for additional information regarding income taxes.

Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General and administrative expenses” in the Company’s Consolidated Statements of Operations. Interest expense may also be reported within “Net investment income” for certain activity, as prescribed by specialized industry guidance. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near-term. See Note 14 for additional information regarding short-term and long-term debt.

Other liabilities consist primarily of trade payables, pension and other employee benefit liabilities (see Note 18), derivative liabilities (see “Derivative Financial Instruments” below), reinsurance payables (see discussion of reinsurance above in “Other assets”), and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

Notes issued by consolidated variable interest entities represent notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations, which the Company is required to consolidate. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs. The Company has elected the fair value option for the majority of these notes, and has based the fair value on the corresponding bank loan collateral. Changes in fair value are reported in “Other income.”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

Commitments and contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual. These accruals are generally reported in “Other liabilities.”

REVENUES AND BENEFITS AND EXPENSES

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than universal and variable life contracts, and health insurance and long-term care products are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium valuation methodology.

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

Asset management and service fees principally includes asset-based asset management fees, which are recognized in the period in which the services are performed. In certain asset management fee arrangements, the Company is entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company may be required to return all, or part, of such performance-based incentive fee depending on future performance of these assets relative to performance benchmarks. The Company records performance-based incentive fee revenue when the contractual terms of the asset management fee arrangement have been satisfied such that the performance fee is no longer subject to clawback or contingency. Under this principle the Company records a deferred performance-based incentive fee liability to the extent it receives cash related to the performance-based incentive fee prior to meeting the revenue recognition criteria delineated above.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other income includes realized and unrealized gains or losses from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets,” “Other long-term investments” for which the Company has elected the fair value option, and consolidated entities that follow specialized investment company fair value accounting. “Other income” also includes gains and losses primarily related to the remeasurement of foreign currency denominated assets and liabilities, as discussed in more detail under “Foreign Currency” below.

OTHER ACCOUNTING POLICIES

Share-Based Payments

The Company applies the fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Excess tax benefits (deficits) represent the cumulative difference between the actual tax benefit realized and the amount of deferred tax assets recorded attributable to shared-based payment transactions. Beginning in 2017, as a result of the prospective adoption of Accounting Standards Update (“ASU”) 2016-09 (see “—Recent Accounting Pronouncements”), the Company accounts for excess tax benefits (deficits) in earnings. Prior to the adoption of ASU 2016-09, the Company accounted for excess tax benefits (deficits) in additional paid-in capital.

The Company accounts for non-employee stock options using the fair value method in accordance with authoritative guidance and related interpretations on accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services.

Earnings Per Share

Earnings per share of Common Stock for 2017, 2016 and 2015 reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 16 for additional information.

As discussed under “Share-Based Payments” above, the Company accounts for excess tax benefits (deficits) in earnings beginning in 2017. For the years 2016 and 2015, excess tax benefits (deficits) were accounted for in additional paid-in capital. The Company reflects in assumed proceeds, based on application of the treasury stock method, the excess tax benefits (deficits) that would be recognized in earnings upon exercise or release of the award.

Foreign Currency

Assets, liabilities and results of foreign operations are recorded based on the functional currency of each foreign operation. The determination of the functional currency is based on economic facts and circumstances pertaining to each foreign operation. With the exception of the Company’s Japanese operations, where multiple functional currencies exist, the local currencies of the Company’s foreign operations are typically their functional currencies.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-functional currency earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 21, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations. The Company may also enter into intercompany derivatives, the results of which ultimately eliminate in consolidation over the term of the instrument; however, where applicable, derivative results are included in business gross profits which may impact the pattern by which DAC and other assets are amortized. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.”

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

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards Codification.

The Company considers the applicability and impact of all ASU. ASU listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASU not listed below were assessed and determined to be either not applicable or not material.

ASU adopted during year ended December 31, 2017

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payments Accounting
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

ASU issued but not yet adopted as of December 31, 2017

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
		January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.	Adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

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
January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment to retained earnings.
Adoption of this guidance will result in 1) the reclassification of net unrealized gains on equity securities currently classified as available-for-sale from accumulated other comprehensive income to retained earnings and 2) adjustment of the basis of equity investments currently accounted for using the cost method to fair value with the embedded net unrealized gain included in retained earnings. The cumulative effect of adoption is expected to increase retained earnings by $900 million and total equity by $53 million after giving effect to offsetting items including those related to taxes and the policyholder dividend obligation in the Closed Block. See table below for the impact to the line items in the Consolidated Statements of Financial Position. There will be no impact to net income on the adoption date. Subsequent to the adoption date, the change in fair value of these equity investments will be reported in net income.

Summary of ASU 2016-01 Transition Impacts on the Consolidated Statements
of Financial Position upon Adoption on January 1, 2018

(in millions)
Increase / (Decrease)

Other long-term investments	$224
Total assets	$224

Policyholders’ dividends	$157
Income taxes	14
Total liabilities	171

Accumulated other comprehensive income (loss)	(847)
Retained earnings	900
Total equity	53

Total liabilities and equity	$224

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

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

January 1, 2019 using the modified retrospective method (with early adoption permitted) which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2016-13, Financial Instruments - Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current OTTI standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces the existing standard for purchased credit deteriorated loans and debt securities.

January 1, 2020 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.
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

		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	Adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

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

		January 1, 2018 using the retrospective method (with early adoption permitted).	Adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test in current GAAP, which measures a goodwill impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of the goodwill. Under the ASU, a goodwill impairment should be recorded for the amount by which the carrying amount of a reporting unit exceeds its fair value (capped by the total amount of goodwill allocated to the reporting unit).

		January 1, 2020 using the prospective method (with early adoption permitted).	The Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.
January 1, 2019 using the modified retrospective method (with early adoption permitted) which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.

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
January 1, 2019 using the modified retrospective method (with early adoption permitted) which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.

The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, this ASU was issued following the enactment of the Tax Act of 2017. This ASU allows an entity to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded effects resulting from the Tax Act of 2017.

January 1, 2019 with early adoption permitted. The ASU should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act of 2017 is recognized.
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

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$22,837	$3,647	$346	$26,138	$0
Obligations of U.S. states and their political subdivisions	9,366	1,111	6	10,471	0
Foreign government bonds	88,062	15,650	293	103,419	0
U.S. corporate public securities	81,967	8,671	414	90,224	(10)
U.S. corporate private securities(1)	31,852	2,051	169	33,734	(13)
Foreign corporate public securities	26,389	3,118	99	29,408	(5)
Foreign corporate private securities	23,322	1,242	337	24,227	0
Asset-backed securities(2)	11,965	278	10	12,233	(237)
Commercial mortgage-backed securities	13,134	238	91	13,281	0
Residential mortgage-backed securities(3)	3,491	165	11	3,645	(2)
Total fixed maturities, available-for-sale(1)	$312,385	$36,171	$1,776	$346,780	$(267)
Equity securities, available-for-sale	$4,147	$2,056	$29	$6,174

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$865	$265	$0	$1,130
Foreign corporate public securities	654	82	0	736
Foreign corporate private securities(5)	84	2	0	86
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	446	32	0	478
Total fixed maturities, held-to-maturity(5)	$2,049	$381	$0	$2,430
__________

(1)	Excludes notes with amortized cost of $2,660 million (fair value, $2,660 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $553 million of net unrealized gains on impaired available-for-sale securities and $2 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,627 million (fair value, $4,913 million), which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,505	$3,280	$1,001	$23,784	$0
Obligations of U.S. states and their political subdivisions	9,060	716	84	9,692	0
Foreign government bonds	79,862	16,748	354	96,256	0
U.S. corporate public securities	76,383	6,460	1,232	81,611	(17)
U.S. corporate private securities(1)	29,974	2,122	308	31,788	(22)
Foreign corporate public securities	25,758	2,784	305	28,237	(6)
Foreign corporate private securities	21,383	646	1,149	20,880	0
Asset-backed securities(2)	11,759	229	53	11,935	(288)
Commercial mortgage-backed securities	12,589	240	125	12,704	(1)
Residential mortgage-backed securities(3)	4,308	238	14	4,532	(3)
Total fixed maturities, available-for-sale(1)	$292,581	$33,463	$4,625	$321,419	$(337)
Equity securities, available-for-sale	$7,149	$2,641	$42	$9,748

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$839	$262	$0	$1,101
Foreign corporate public securities	651	71	0	722
Foreign corporate private securities(5)	81	4	0	85
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	573	43	0	616
Total fixed maturities, held-to-maturity(5)	$2,144	$380	$0	$2,524
 __________

(1)	Excludes notes with amortized cost of $1,456 million (fair value, $1,456 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $649 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,450	$28	$6,391	$318	$9,841	$346
Obligations of U.S. states and their political subdivisions	44	0	287	6	331	6
Foreign government bonds	4,417	55	2,937	238	7,354	293
U.S. corporate public securities	7,914	110	6,831	304	14,745	414
U.S. corporate private securities	4,596	76	2,009	93	6,605	169
Foreign corporate public securities	2,260	21	1,678	78	3,938	99
Foreign corporate private securities	1,213	20	5,339	317	6,552	337
Asset-backed securities	564	2	366	8	930	10
Commercial mortgage-backed securities	2,593	17	2,212	74	4,805	91
Residential mortgage-backed securities	584	4	286	7	870	11
Total	$27,635	$333	$28,336	$1,443	$55,971	$1,776
Equity securities, available-for-sale	$358	$28	$0	$1	$358	$29
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2017.

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,345	$1,001	$0	$0	$9,345	$1,001
Obligations of U.S. states and their political subdivisions	2,677	79	19	5	2,696	84
Foreign government bonds	6,076	325	310	29	6,386	354
U.S. corporate public securities	22,803	905	2,943	327	25,746	1,232
U.S. corporate private securities	7,797	228	1,296	80	9,093	308
Foreign corporate public securities	5,196	162	1,047	143	6,243	305
Foreign corporate private securities	6,557	350	4,916	799	11,473	1,149
Asset-backed securities	2,357	20	1,581	33	3,938	53
Commercial mortgage-backed securities	4,879	123	60	2	4,939	125
Residential mortgage-backed securities	926	12	78	2	1,004	14
Total	$68,613	$3,205	$12,250	$1,420	$80,863	$4,625
Equity securities, available-for-sale	$637	$41	$12	$1	$649	$42
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2016.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2017 and 2016, the gross unrealized losses on fixed maturity securities were composed of $1,470 million and $4,233 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $306 million and $392 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2017, the $1,443 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. government bonds, foreign government bonds and in the Company’s corporate securities within the energy, utility and consumer non-cyclical sectors. As of December 31, 2016, the $1,420 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the Company’s corporate securities within the energy, utility and capital goods sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either December 31, 2017 or 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of December 31, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of December 31, 2017, $8 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, $5 million of which had been in a gross unrealized loss position for less than six months. As of December 31, 2016, $9 million of the gross unrealized losses on equity securities represented declines in value of 20% or more, $8 million of which had been in a gross unrealized loss position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either December 31, 2017 or 2016.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$8,244	$8,711	$0	$0
Due after one year through five years	47,967	51,936	176	183
Due after five years through ten years	69,445	75,596	565	642
Due after ten years(1)	158,139	181,378	862	1,127
Asset-backed securities	11,965	12,233	0	0
Commercial mortgage-backed securities	13,134	13,281	0	0
Residential mortgage-backed securities	3,491	3,645	446	478
Total	$312,385	$346,780	$2,049	$2,430
 __________

(1)
Excludes available-for-sale notes with amortized cost of $2,660 million (fair value, $2,660 million) and held-to-maturity notes with amortized cost of $4,627 million (fair value, $4,913 million), which have been offset with the associated payables under a netting agreement.

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$34,002	$29,878	$27,679
Proceeds from maturities/prepayments	24,460	19,710	19,559
Gross investment gains from sales and maturities	1,548	1,433	2,115
Gross investment losses from sales and maturities	(700)	(545)	(340)
OTTI recognized in earnings(2)	(267)	(222)	(141)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$153	$272	$235
Equity securities, available-for-sale:
Proceeds from sales(4)	$4,552	$3,504	$4,589
Gross investment gains from sales	1,187	608	746
Gross investment losses from sales	(94)	(158)	(169)
OTTI recognized in earnings	(27)	(74)	(126)
 __________

(1)	Includes $218 million, $(125) million and $158 million of non-cash related proceeds for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes $(2) million, $1 million and less than $1 million of non-cash related proceeds for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Includes $2 million, $2 million and $12 million of non-cash related proceeds for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Years Ended December 31,
	2017	2016
	(in millions)
Balance, beginning of period	$359	$532
New credit loss impairments	10	41
Additional credit loss impairments on securities previously impaired	11	1
Increases due to the passage of time on previously recorded credit losses	15	24
Reductions for securities which matured, paid down, prepaid or were sold during the period	(58)	(229)
Reductions for securities impaired to fair value during the period(1)	(13)	(2)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(5)	(8)
Balance, end of period	$319	$359
 __________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$245	$245	$655	$655
Fixed maturities:
Corporate securities	13,816	14,073	13,903	13,997
Commercial mortgage-backed securities	2,294	2,311	2,032	2,052
Residential mortgage-backed securities(1)	961	966	1,142	1,150
Asset-backed securities(2)	1,363	1,392	1,333	1,349
Foreign government bonds	1,050	1,057	915	926
U.S. government authorities and agencies and obligations of U.S. states	357	410	330	376
Total fixed maturities	19,841	20,209	19,655	19,850
Equity securities	1,278	1,643	1,097	1,335
Total trading account assets supporting insurance liabilities	$21,364	$22,097	$21,407	$21,840
 __________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Other income,” was $300 million, $75 million and $(642) million during the years ended December 31, 2017, 2016 and 2015, respectively.

Other Trading Account Assets

The following table sets forth the composition of “Other trading account assets,” as of the dates indicated:

	December 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$25	$25	$26	$26
Fixed maturities	3,509	3,507	3,634	3,453
Equity securities	1,007	1,155	985	1,056
Other	6	7	4	5
Subtotal	$4,547	4,694	$4,649	4,540
Derivative instruments		1,058		1,224
Total other trading account assets		$5,752		$5,764

The net change in unrealized gains (losses) from other trading account assets, excluding derivative instruments, still held at period end, recorded within “Other income,” was $256 million, $164 million and $(366) million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$64,628	$76,311	$60,240	$73,051
Fixed maturities, held-to-maturity	844	1,103	818	1,075
Trading account assets supporting insurance liabilities	657	667	537	550
Other trading account assets	23	23	16	16
Total	$66,152	$78,104	$61,611	$74,692

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$9,425	$10,989	$7,581	$9,435
Fixed maturities, held-to-maturity	0	0	0	0
Trading account assets supporting insurance liabilities	15	15	44	44
Other trading account assets	0	0	0	0
Total	$9,440	$11,004	$7,625	$9,479

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2017		December 31, 2016
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,670	22.9%	$12,424	23.9%
Retail	8,543	15.5	8,555	16.5
Apartments/Multi-Family	15,465	28.0	13,733	26.4
Industrial	9,451	17.1	8,075	15.5
Hospitality	2,067	3.7	2,274	4.4
Other	3,888	7.0	3,966	7.6
Total commercial mortgage loans	52,084	94.2	49,027	94.3
Agricultural property loans	3,203	5.8	2,958	5.7
Total commercial mortgage and agricultural property loans by property type	55,287	100.0%	51,985	100.0%
Valuation allowance	(100)		(98)
Total net commercial mortgage and agricultural property loans by property type	55,187		51,887
Other loans:
Uncollateralized loans	663		638
Residential property loans	196		252
Other collateralized loans	5		10
Total other loans	864		900
Valuation allowance	(6)		(8)
Total net other loans	858		892
Total commercial mortgage and other loans(1)	$56,045		$52,779
 __________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of December 31, 2017 and 2016, the net carrying value of these loans was $593 million and $519 million, respectively.

As of December 31, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and New York (9%)) and included loans secured by properties in Europe (6%) and Asia (1%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$96	$2	$2	$0	$6	$106
Addition to (release of) allowance for losses	2	1	(1)	0	(1)	1
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$3	$1	$0	$5	$106

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$97	$2	$3	$0	$10	$112
Addition to (release of) allowance for losses	0	0	(1)	0	(5)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	1	1
Total ending balance	$96	$2	$2	$0	$6	$106

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	90	3	1	0	5	99
Total ending balance(1)	$97	$3	$1	$0	$5	$106
Recorded investment(2):
Individually evaluated for impairment	$75	$39	$0	$0	$2	$116
Collectively evaluated for impairment	52,009	3,164	196	5	661	56,035
Total ending balance(1)	$52,084	$3,203	$196	$5	$663	$56,151
 __________

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$6	$0	$0	$0	$0	$6
Collectively evaluated for impairment	90	2	2	0	6	100
Total ending balance(1)	$96	$2	$2	$0	$6	$106
Recorded investment(2):
Individually evaluated for impairment	$116	$30	$0	$0	$2	$148
Collectively evaluated for impairment	48,911	2,928	252	10	636	52,737
Total ending balance(1)	$49,027	$2,958	$252	$10	$638	$52,885
 __________

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Commercial mortgage loans
	December 31, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$30,082	$639	$251	$30,972
60%-69.99%	13,658	530	121	14,309
70%-79.99%	5,994	514	29	6,537
80% or greater	93	54	119	266
Total commercial mortgage loans	$49,827	$1,737	$520	$52,084

Agricultural property loans
	December 31, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$2,988	$170	$5	$3,163
60%-69.99%	40	0	0	40
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,028	$170	$5	$3,203

Total commercial mortgage and agricultural property loans
	December 31, 2017
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$33,070	$809	$256	$34,135
60%-69.99%	13,698	530	121	14,349
70%-79.99%	5,994	514	29	6,537
80% or greater	93	54	119	266
Total commercial mortgage and agricultural property loans	$52,855	$1,907	$525	$55,287

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$52,084	$0	$0	$0	$0	$52,084	$71
Agricultural property loans	3,201	0	0	2	2	3,203	23
Residential property loans	191	3	0	2	5	196	2
Other collateralized loans	5	0	0	0	0	5	0
Uncollateralized loans	663	0	0	0	0	663	0
Total	$56,144	$3	$0	$4	$7	$56,151	$96
__________

(1)	As of December 31, 2017, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$49,006	$21	$0	$0	$21	$49,027	$49
Agricultural property loans	2,956	0	0	2	2	2,958	2
Residential property loans	241	7	1	3	11	252	3
Other collateralized loans	10	0	0	0	0	10	0
Uncollateralized loans	638	0	0	0	0	638	0
Total	$52,851	$28	$1	$5	$34	$52,885	$54
 __________

(1)	As of December 31, 2016, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

For the years ended December 31, 2017 and 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination and there were $2 million and $0 million of commercial mortgage and other loans sold, respectively, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of December 31, 2017 and 2016, there were $0 million and $47 million, respectively, of new troubled debt restructurings related to commercial mortgage and other loans with payment defaults on loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both December 31, 2017 and 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructurings. For additional information relating to the accounting for troubled debt restructurings, see Note 2.

As of December 31, 2017, there were $5 million of private debt commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2017	2016
	(in millions)
Joint ventures and limited partnerships:
Private equity	$4,280	$4,059
Hedge funds	3,222	2,660
Real estate-related	1,218	1,291
Total joint ventures and limited partnerships	8,720	8,010
Real estate held through direct ownership(1)	2,409	2,195
Other(2)	1,179	1,078
Total other long-term investments	$12,308	$11,283
__________

(1)	As of December 31, 2017 and 2016, real estate held through direct ownership had mortgage debt of $799 million and $659 million, respectively.

(2)
Primarily includes strategic investments made by investment management operations, leveraged leases, member and activity stock held in the Federal Home Loan Banks of New York and Boston and certain derivatives. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 14.

In certain investment structures, the Company’s investment management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other long-term investments,” with any unaffiliated investors’ non-controlling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $451 million and $216 million as of December 31, 2017 and 2016, respectively. There was $310 million and $93 million of unaffiliated interest in the consolidated feeder funds as of December 31, 2017 and 2016, respectively, and the master funds had gross assets of $82,126 million and $36,279 million, respectively, and gross liabilities of $79,185 million and $34,880 million, respectively, which are not included on the Company’s balance sheet.

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

	December 31,
	2017	2016
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$62,292	$59,897
Total liabilities(2)	$15,225	$14,787
Partners’ capital	47,067	45,110
Total liabilities and partners’ capital	$62,292	$59,897
Total liabilities and partners’ capital included above	$5,515	$5,135
Equity in limited partnership interests not included above	696	592
Carrying value	$6,211	$5,727
 __________

(1)	Assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.

(2)	Liabilities consist primarily of third-party-borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2017	2016	2015
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$6,392	$5,360	$4,356
Total expenses(2)	(2,300)	(1,995)	(1,803)
Net earnings (losses)	$4,092	$3,365	$2,553
Equity in net earnings (losses) included above	$409	$247	$216
Equity in net earnings (losses) of limited partnership interests not included above	123	103	32
Total equity in net earnings (losses)	$532	$350	$248
 __________

(1)	Revenue consists of income from investments in real estate, investments in securities and other income.

(2)	Expenses consist primarily of interest expense, investment management fees, salary expenses and other expenses.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities, available-for-sale(1)	$11,482	$10,920	$10,347
Fixed maturities, held-to-maturity(1)	215	208	202
Equity securities, available-for-sale	377	366	337
Trading account assets	920	986	1,205
Commercial mortgage and other loans	2,267	2,243	2,255
Policy loans	617	627	619
Short-term investments and cash equivalents	203	145	56
Other long-term investments	1,117	731	717
Gross investment income	17,198	16,226	15,738
Less: investment expenses	(763)	(706)	(909)
Net investment income	$16,435	$15,520	$14,829
  __________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

The carrying value of non-income producing assets included $111 million in available-for-sale fixed maturities, $22 million in trading account assets supporting insurance liabilities, less than $1 million in other trading account assets and less than $1 million in other long-term investments as of December 31, 2017. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2017.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities	$581	$666	$1,634
Equity securities	1,066	376	451
Commercial mortgage and other loans	70	55	37
Investment real estate	12	15	40
Joint ventures and limited partnerships	(23)	(94)	(122)
Derivatives(1)	(1,275)	1,175	1,970
Other	1	1	15
Realized investment gains (losses), net	$432	$2,194	$4,025
 __________

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2017	2016	2015
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$286	$312	$234
Fixed maturity securities, available-for-sale—all other	34,109	28,526	24,673
Equity securities, available-for-sale	2,027	2,599	2,427
Derivatives designated as cash flow hedges(1)	(39)	1,316	1,165
Other investments(2)	15	(21)	(25)
Net unrealized gains (losses) on investments	$36,398	$32,732	$28,474
 __________

(1)	See Note 21 for more information on cash flow hedges.

(2)
As of December 31, 2017, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)			(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$911	$7,349	$8,260	$950	$6,417	$7,367
U.S. corporate public securities	1	0	1	0	0	0
Foreign corporate public securities	0	0	0	6	0	6
Residential mortgage-backed securities	0	139	139	0	233	233
Equity securities	0	0	0	0	0	0
Total securities sold under agreements to repurchase(1)	$912	$7,488	$8,400	$956	$6,650	$7,606
__________

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)			(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$87	$35	$122	$9	$0	$9
Obligations of U.S. states and their political subdivisions	103	0	103	18	0	18
Foreign government bonds	335	0	335	279	0	279
U.S. corporate public securities	2,961	0	2,961	2,731	0	2,731
Foreign corporate public securities	655	0	655	786	0	786
Residential mortgage-backed securities	0	0	0	55	74	129
Equity securities	178	0	178	381	0	381
Total cash collateral for loaned securities(1)	$4,319	$35	$4,354	$4,259	$74	$4,333
__________

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2017	2016
	(in millions)
Fixed maturities	$13,303	$11,393
Trading account assets supporting insurance liabilities	369	477
Other trading account assets	1	2
Separate account assets	2,992	3,386
Equity securities	171	368
Total securities pledged	$16,836	$15,626

The following table sets forth the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2017	2016
	(in millions)
Securities sold under agreements to repurchase	$8,400	$7,606
Cash collateral for loaned securities	4,354	4,333
Separate account liabilities	3,064	3,462
Policyholders’ account balances(1)	436	1,001
Total liabilities supported by the pledged collateral	$16,254	$16,402
 __________

(1)	Represents amounts supporting outstanding funding agreements.

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and postings of collateral from OTC derivative counterparties. The fair value of this collateral was approximately $5,126 million as of December 31, 2017 (the largest components of which include $599 million of securities and $4,527 million of cash from OTC derivative counterparties) and $7,185 million as of December 31, 2016 (the largest components of which include $1,595 million of securities and $5,590 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets of $73 million and $78 million at December 31, 2017 and 2016, respectively, were on deposit with governmental authorities or trustees, including certain restricted cash balances and securities. Restricted cash and securities of $45 million and $54 million at December 31, 2017 and 2016, respectively, were included in “Other assets.” Additionally, assets carried at $3.5 billion and $3.3 billion at December 31, 2017 and 2016, respectively, were held in a trust established for the benefit of certain policyholders related to a reinsurance agreement between two wholly-owned subsidiaries. Assets carried at $604 million and $605 million at December 31, 2017 and 2016, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Securities restricted as to sale amounted to $59 million and $89 million as of December 31, 2017 and 2016, respectively. These amounts include member and activity-based stock associated with memberships in the Federal Home Loan Banks of New York and Boston.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Consolidated Variable Interest Entities

The Company is the investment manager of certain asset-backed investment vehicles, commonly referred to as collateralized loan obligations (“CLOs”), and certain other vehicles for which the Company earns fee income for investment management services. The Company may sell or syndicate investments through these vehicles, principally as part of the strategic investing activity of the Company’s asset management businesses. Additionally, the Company may invest in securities issued by these vehicles. The Company is also the investment manager of certain investment structures whose beneficial interests are wholly-owned by consolidated subsidiaries.

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

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for Which the Company is the Investment Manager(1)		Other Consolidated VIEs
	December 31,		December 31,
	2017	2016	2017	2016

	(in millions)
Fixed maturities, available-for-sale	$69	$65	$275	$269
Fixed maturities, held-to-maturity	83	81	810	783
Trading account assets supporting insurance liabilities	0	0	9	9
Other trading account assets	1,652	2,140	0	0
Commercial mortgage and other loans	617	503	0	0
Other long-term investments	1,389	1,083	97	114
Cash and cash equivalents	164	618	0	1
Accrued investment income	7	10	4	4
Other assets	440	424	150	1
Total assets of consolidated VIEs	$4,421	$4,924	$1,345	$1,181
Notes issued by consolidated VIEs(2)	$1,518	$2,150	$0	$0
Other liabilities	433	611	0	7
Total liabilities of consolidated VIEs	$1,951	$2,761	$0	$7
 __________

(1)
Total assets of consolidated VIEs reflect $1,716 million and $1,386 million as of December 31, 2017 and 2016, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of December 31, 2017 and December 31, 2016, the maturities of these obligations were greater than five years.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $1,013 million and $515 million at December 31, 2017 and 2016, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Other trading account assets, at fair value” and “Other long-term investments.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in joint ventures and limited partnerships. These ventures include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of the entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other long-term investments” and its maximum exposure to loss associated with these entities was $8,720 million and $8,010 million as of December 31, 2017 and 2016, respectively.

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

6.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2017	2016	2015
	(in millions)
Balance, beginning of year	$17,661	$16,718	$15,971
Capitalization of commissions, sales and issue expenses	2,820	2,845	2,653
Amortization—Impact of assumption and experience unlocking and true-ups	247	445	280
Amortization—All other	(1,827)	(2,322)	(2,400)
Change in unrealized investment gains and losses	(190)	(199)	477
Foreign currency translation and other	281	174	(263)
Balance, end of year	$18,992	$17,661	$16,718

7.	INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. The Company has made these investments through its Investment Management and International Insurance segments, and its Corporate and Other operations. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 4.

The following table sets forth information related to the Company’s investments in operating joint ventures as of, and for, the years ended December 31:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2017	2016	2015

	(in millions)
Investment in operating joint ventures	$1,483	$994	$341
Dividends received from operating joint ventures	$63	$60	$27
After-tax equity in earnings of operating joint ventures	$49	$49	$15

The increase in investment in operating joint ventures for 2016, compared to 2015, primarily reflects the impact of the Company’s investment in AFP Habitat in Chile. The increase in investment in operating joint ventures for 2017, compared to 2016, primarily reflects the impact of the Company’s investments in Enterprise Group Limited in Ghana and CT Corp in Indonesia.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $36 million, $32 million and $34 million, respectively, of asset management fee income for services the Company provided to these operating joint ventures.

8.	VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2017	2016	2015
	(in millions)
Balance, beginning of year	$2,314	$2,828	$2,836
Amortization—Impact of assumption and experience unlocking and true-ups	(56)	(246)	128
Amortization—All other	(311)	(351)	(385)
Change in unrealized investment gains and losses	(456)	(112)	214
Interest	75	81	86
Foreign currency translation	25	114	(57)
Other	0	0	6
Balance, end of year	$1,591	$2,314	$2,828

The following table provides VOBA balances and the weighted average remaining expected life for the year ended December 31, 2017.

	VOBA Balance	Weighted Average Remaining Expected Life In Years
	($ in millions)
CIGNA	$223	12
Prudential Annuities Holding Co.	$38	5
Gibraltar Life	$1,178	9
Aoba Life	$0	7
The Hartford Life Business	$145	9
Gibraltar BSN Life Berhad	$7	8

The following table provides the interest accrual rates varying by acquisition for the years ended December 31.

	2017			2016			2015
CIGNA			6.40%			6.40%			6.40%
Prudential Annuities Holding Co.			5.96%			6.00%			6.05%
Gibraltar Life	1.28%	to	2.87%	1.28%	to	2.87%	1.28%	to	2.87%
Aoba Life			2.60%			2.60%			2.60%
The Hartford Life Business	3.00%	to	6.17%	3.00%	to	6.17%	3.00%	to	6.17%
Gibraltar BSN Life Berhad	4.07%	to	5.51%	4.07%	to	5.51%	4.07%	to	5.51%

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table provides estimated future amortization, net of interest, for the periods indicated.

	2018	2019	2020	2021	2022
	(in millions)
Estimated future VOBA amortization	$204	$182	$164	$152	$138

9.	GOODWILL AND OTHER INTANGIBLES

The changes in the book value of goodwill by area are as follows:

	Retirement	Investment Management	International Insurance	Total
	(in millions)
Balance at December 31, 2014:
Gross Goodwill	$444	$235	$152	$831
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	235	152	831
2015 Activity:
Acquisitions	0	0	0	0
Other(1)	0	(4)	(3)	(7)
Balance at December 31, 2015:
Gross Goodwill	444	231	149	824
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	231	149	824
2016 Activity:
Acquisitions	0	0	0	0
Other(1)	0	(1)	10	9
Balance at December 31, 2016:
Gross Goodwill	444	230	159	833
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	444	230	159	833
2017 Activity:
Acquisitions	0	0	0	0
Other(1)	0	5	5	10
Balance at December 31, 2017:
Gross Goodwill	444	235	164	843
Accumulated Impairment Losses	0	0	0	0
Net Goodwill	$444	$235	$164	$843
__________

(1)	Represents foreign currency translation.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed goodwill impairment testing using the quantitative approach for all reporting units that had goodwill at December 31, 2017 and 2016, and no impairments were recorded.

Other Intangibles

Other intangible balances at December 31, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$623	$(382)	$241	$548	$(341)	$207
Customer relationships	174	(116)	58	243	(179)	64
Other	149	(109)	40	138	(102)	36
Not subject to amortization	3	N/A	3	3	N/A	3
Total			$342			$310

The fair values of net mortgage servicing rights were $256 million and $217 million at December 31, 2017 and 2016, respectively. Amortization expense for other intangibles was $51 million, $116 million and $64 million for the years ending December 31, 2017, 2016 and 2015, respectively. Amortization expense for other intangibles is expected to be approximately $52 million in 2018, $48 million in 2019, $40 million in 2020, $37 million in 2021 and $33 million in 2022. The amortization expense amounts listed above for 2017, 2016 and 2015 do not include impairments recorded for mortgage servicing rights or other intangibles. See the non-recurring fair value measurements section of Note 20 for more information regarding these impairments.

10.	POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 for the years indicated are as follows:

	2017	2016
	(in millions)
Life insurance	$172,586	$161,406
Individual and group annuities and supplementary contracts	67,090	63,486
Other contract liabilities	14,849	13,173
Subtotal future policy benefits excluding unpaid claims and claim settlement expenses	254,525	238,065
Unpaid claims and claim settlement expenses	2,792	2,843
Total future policy benefits	$257,317	$240,908

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 3% and 4% of direct individual life insurance in force at December 31, 2017 and 2016, respectively, and 14%, 14% and 16% of direct individual life insurance premiums for 2017, 2016 and 2015, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 0.1% to 9.5%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from 0.1% to 11.3%; less than 1% of the reserves are based on an interest rate in excess of 8%.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Unpaid claims and claim settlement expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet dates related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 2.6% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the years indicated are as follows:

	2017	2016
	(in millions)
Individual annuities	$41,449	$40,338
Group annuities	28,152	28,350
Guaranteed investment contracts and guaranteed interest accounts	14,002	14,528
Funding agreements	4,631	4,794
Interest-sensitive life contracts	36,879	34,452
Dividend accumulation and other	23,076	22,743
Total policyholders’ account balances	$148,189	$145,205

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2017 and 2016 are $4,165 million and $3,758 million, respectively, related to the Company’s Funding Agreement Notes Issuance Program (“FANIP”). Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $3 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by Prudential Insurance. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 2.6% and original maturities ranging from seven days to five years. Included in the amounts at December 31, 2017 and 2016 is the medium-term note liability, which is carried at amortized cost, of $3,211 million and $3,210 million, respectively and short-term note liability of $957 million and $550 million, respectively.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”), which at December 31, 2017 and 2016 totaled $436 million and $1,001 million, respectively. These obligations, which are carried at amortized cost, have fixed or floating interest rates that range from 1.2% to 2.1% and original maturities ranging from five to seven years. For additional details on the FHLBNY program, see Note 14.

Interest crediting rates range from 0% to 7.6% for interest-sensitive life contracts and from 0% to 13.3% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

11.	CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES

The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held-to-maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred and immediate annuity contracts, some without MVA, that have a guaranteed credited rate and annuity benefit.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2017 and 2016, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2017		December 31, 2016
	In the Event of Death	At Annuitization / Accumulation(1)	In the Event of Death	At Annuitization / Accumulation(1)
	($ in millions)
Annuity Contracts
Return of net deposits
Account value	$129,231	$100	$119,433	$152
Net amount at risk	$288	$0	$493	$0
Average attained age of contractholders	66 years	66 years	65 years	66 years
Minimum return or contract value
Account value	$35,431	$146,319	$33,843	$135,462
Net amount at risk	$2,611	$3,762	$3,714	$5,788
Average attained age of contractholders	68 years	66 years	67 years	65 years
Average period remaining until earliest expected annuitization	N/A	0.24 years	N/A	0.27 years
__________

(1)	Includes income and withdrawal benefits.

	December 31,
	2017	2016
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
No-lapse guarantees
Separate account value	$9,365	$8,144
General account value	$15,969	$14,513
Net amount at risk	$241,598	$225,084
Average attained age of contractholders	55 years	56 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2017	2016
	(in millions)
Equity funds	$93,798	$86,751
Bond funds	58,939	48,789
Balanced funds	1,382	914
Money market funds	4,391	10,124
Total	$158,510	$146,578

In addition to the amounts invested in separate account investment options above, $8,308 million at December 31, 2017, and $8,566 million at December 31, 2016, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2017, 2016 and 2015, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

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

	GMDB		GMIB	GMAB/GMWB/GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2014	$2,850	$642	$467	$8,182
Incurred guarantee benefits(1)(3)	517	167	(40)	252
Paid guarantee benefits and other	(22)	(85)	(16)	0
Change in unrealized investment gains and losses(3)	(193)	(10)	41	0
Other(2)(3)	(2)	0	(12)	(1)
Balance at December 31, 2015	3,150	714	440	8,433
Incurred guarantee benefits(1)(3)	927	98	(18)	(194)
Paid guarantee benefits	(36)	(91)	(15)	0
Change in unrealized investment gains and losses(3)	102	0	49	0
Other(2)(3)	0	0	18	(1)
Balance at December 31, 2016	4,143	721	474	8,238
Incurred guarantee benefits(1)	685	37	(20)	479
Paid guarantee benefits	(15)	(74)	(15)	0
Change in unrealized investment gains and losses	290	13	(30)	0
Other(2)	7	0	10	4
Balance at December 31, 2017	$5,110	$697	$419	$8,721
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

Sales Inducements
(in millions)
Balance at December 31, 2014	$1,514
Capitalization	8
Amortization—Impact of assumption and experience unlocking and true-ups	43
Amortization—All other	(392)
Change in unrealized investment gains and losses	16
Balance at December 31, 2015	1,189
Capitalization	47
Amortization—Impact of assumption and experience unlocking and true-ups	118
Amortization—All other	(231)
Change in unrealized investment gains and losses	4
Balance at December 31, 2016	1,127
Capitalization	2
Amortization—Impact of assumption and experience unlocking and true-ups	157
Amortization—All other	(105)
Change in unrealized investment gains and losses	(13)
Balance at December 31, 2017	$1,168

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

12.	CLOSED BLOCK

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

The policies included in the Closed Block are specified individual life insurance policies and individual annuity contracts that were in force on the date of demutualization and for which Prudential Insurance is currently paying or expects to pay experience-based policy dividends. Assets have been allocated to the Closed Block in an amount that has been determined to produce cash flows which, together with revenues from policies included in the Closed Block, are expected to be sufficient to support obligations and liabilities relating to these policies, including provision for payment of benefits, certain expenses and taxes and to provide for continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. To the extent that, over time, cash flows from the assets allocated to the Closed Block and claims and other experience related to the Closed Block are, in the aggregate, more or less favorable than what was assumed when the Closed Block was established, total dividends paid to Closed Block policyholders may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders and will not be available to shareholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from Prudential Insurance’s assets outside of the Closed Block. The Closed Block will continue in effect as long as any policy in the Closed Block remains in force unless, with the consent of the New Jersey insurance regulator, it is terminated earlier.

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

As of December 31, 2017 and 2016, the Company recognized a policyholder dividend obligation of $1,790 million and $1,647 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,656 million and $3,011 million at December 31, 2017 and 2016, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

On December 4, 2015, Prudential Insurance’s Board of Directors acted to increase the 2016 dividends payable on Closed Block policies. On December 9, 2016, Prudential Insurance’s Board of Directors approved a continuation of the dividends payable on Closed Block policies for 2017. On December 8, 2017, Prudential Insurance’s Board of Directors acted to decrease the 2018 dividends payable on Closed Block policies. These actions resulted in an increase of approximately $58 million and $32 million and a decrease of approximately $86 million in the liability for policyholders dividends recognized for the years ended December 31, 2015, 2016 and 2017, respectively.

Closed Block liabilities and assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block liabilities and Closed Block assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2017	2016

	(in millions)
Closed Block liabilities
Future policy benefits	$48,870	$49,281
Policyholders’ dividends payable	829	932
Policyholders’ dividend obligation	5,446	4,658
Policyholders’ account balances	5,146	5,204
Other Closed Block liabilities	5,070	4,262
Total Closed Block liabilities	65,361	64,337
Closed Block assets
Fixed maturities, available-for-sale, at fair value	41,043	38,696
Other trading account assets, at fair value	339	283
Equity securities, available-for-sale, at fair value	2,340	2,572
Commercial mortgage and other loans	9,017	9,437
Policy loans	4,543	4,660
Other long-term investments	3,159	3,020
Short-term investments	632	837
Total investments	61,073	59,505
Cash and cash equivalents	789	1,310
Accrued investment income	474	491
Other Closed Block assets	249	206
Total Closed Block assets	62,585	61,512
Excess of reported Closed Block liabilities over Closed Block assets	2,776	2,825
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	3,627	2,990
Allocated to policyholder dividend obligation	(3,656)	(3,011)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,747	$2,804

Information regarding the policyholder dividend obligation is as follows:

	2017	2016

	(in millions)
Balance, January 1	$4,658	$4,509
Impact from earnings allocable to policyholder dividend obligation	142	(48)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	646	197
Balance, December 31	$5,446	$4,658

Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2017	2016	2015

	(in millions)
Revenues
Premiums	$2,524	$2,619	$2,668
Net investment income	2,669	2,597	2,709
Realized investment gains (losses), net	534	433	834
Other income (loss)	113	36	23
Total Closed Block revenues	5,840	5,685	6,234
Benefits and Expenses
Policyholders’ benefits	3,220	3,283	3,366
Interest credited to policyholders’ account balances	133	132	135
Dividends to policyholders	2,007	1,941	2,130
General and administrative expenses	382	402	423
Total Closed Block benefits and expenses	5,742	5,758	6,054
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	98	(73)	180
Income tax expense (benefit)	43	(120)	136
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$55	$47	$44

13.	REINSURANCE

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

In January 2013, the Company acquired the Hartford Life Business through reinsurance transactions with three subsidiaries of Hartford Financial Services Group, Inc. (“Hartford Financial”). Under the related agreements, the Company provided reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The Company acquired the general account business through a coinsurance arrangement and, for certain types of general account policies, a modified coinsurance arrangement. The Company acquired the separate account business through a modified coinsurance arrangement. In December 2017, Hartford Financial announced a definitive agreement to sell a group of operating subsidiaries, which includes two of the Company’s counterparties to these reinsurance arrangements. There is no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

For the domestic business, life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess, excess of loss, and coinsurance. On policies sold since 2000, the Company has reinsured a significant portion of the individual life mortality risk. Placement of reinsurance is accomplished primarily on an automatic basis with some specific risks reinsured on a facultative basis. The Company is authorized and has historically retained up to $30 million per life, but reduced its operating retention limit to $20 million per life in 2013. Retention in excess of the operating limit is on an exception basis.

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income and policyholders’ benefits for the years ended December 31, were as follows:

	2017	2016	2015
	(in millions)
Direct premiums	$31,797	$30,654	$27,996
Reinsurance assumed	2,105	2,073	2,147
Reinsurance ceded	(1,811)	(1,763)	(1,622)
Premiums	$32,091	$30,964	$28,521

Direct policy charges and fee income	$4,541	$5,031	$5,127
Reinsurance assumed	1,176	1,243	1,179
Reinsurance ceded	(414)	(368)	(334)
Policy charges and fee income	$5,303	$5,906	$5,972

Direct policyholders’ benefits	$33,261	$32,957	$29,242
Reinsurance assumed	3,230	3,110	3,107
Reinsurance ceded	(2,697)	(2,435)	(1,722)
Policyholders’ benefits	$33,794	$33,632	$30,627

Reinsurance recoverables at December 31, are as follows:

	2017	2016
	(in millions)
Individual and group annuities(1)	$698	$658
Life insurance(2)	4,290	3,388
Other reinsurance	171	165
Total reinsurance recoverables	$5,159	$4,211

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

__________

(1)
Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded reinsurance recoverables related to the acquisition of the retirement business of CIGNA of $682 million and $656 million at December 31, 2017 and 2016, respectively. Also included is $13 million and $0 million of reinsurance recoverables at December 31, 2017 and 2016, respectively, established under the reinsurance agreement with Union Hamilton related to the ceding of certain embedded derivative liabilities associated with the Company’s guaranteed benefits.

(2)
Includes $2,145 million and $2,049 million of reinsurance recoverables established at December 31, 2017 and 2016, respectively, under the reinsurance arrangements associated with the acquisition of the Hartford Life Business. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,301 million and $1,205 million at December 31, 2017 and 2016, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the Hartford Life Business and the retirement business of CIGNA, four major reinsurance companies account for approximately 59% of the reinsurance recoverable at December 31, 2017. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to minimize its exposure to loss from reinsurer insolvencies. If deemed necessary, the Company would secure collateral in the form of a trust, letter of credit, or funds withheld arrangement to ensure collectability; otherwise, an allowance for uncollectible reinsurance would be recorded. Under the Company’s longevity reinsurance transactions, the Company has secured collateral from its counterparties to minimize counterparty default risk.

14.	SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

	2017	2016
	($ in millions)
Commercial paper:
Prudential Financial	$50	$65
Prudential Funding, LLC	500	525
Subtotal commercial paper	550	590
Current portion of long-term debt	830	543
Total short-term debt(1)	$1,380	$1,133
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$277	$292
Daily average commercial paper outstanding	$1,110	$1,020
Weighted average maturity of outstanding commercial paper, in days	22	21
Weighted average interest rate on outstanding short-term debt(2)	0.99%	0.43%
__________

(1)	Includes Prudential Financial debt of $880 million and $535 million at December 31, 2017 and 2016, respectively.

(2)	Excludes the current portion of long-term debt.

At December 31, 2017 and 2016, the Company was in compliance with all covenants related to the above debt.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Federal Home Loan Bank of New York

Prudential Insurance is a member of the FHLBNY. Membership allows Prudential Insurance access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of Prudential Insurance. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires Prudential Insurance to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of Prudential Insurance’s financial strength ratings decline below A-/A3/A- Negative by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by Prudential Insurance is classified as restricted general account investments within “Other long-term investments,” and the carrying value of these investments was $49 million and $78 million as of December 31, 2017 and 2016, respectively.

NJDOBI permits Prudential Insurance to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on Prudential Insurance’s statutory net admitted assets as of December 31, 2016, the 5% limitation equates to a maximum amount of eligible assets of $6.2 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $5.3 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at Prudential Insurance.

As of December 31, 2017, Prudential Insurance had pledged assets with a fair value of $0.8 billion supporting outstanding funding agreements totaling $0.4 billion, which are included in “Policyholders’ account balances.” The fair value of qualifying assets that were available to Prudential Insurance, but not pledged, amounted to $6.9 billion as of December 31, 2017. Prudential Insurance had no other advances outstanding under the FHLBNY facility as of December 31, 2017.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. All FHLBB stock purchased by PRIAC is classified as restricted general account investments within "Other long-term investments," and the carrying value of these investments was $10 million as of December 31, 2017 and 2016. As of December 31, 2017, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $231 million as of December 31, 2017.

Credit Facilities

As of December 31, 2017, the Company maintained syndicated, unsecured committed credit facilities as described below.

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial and Prudential Funding	5 years	Jul 2022	$4,000	$0
Prudential Holdings of Japan, Inc.	3 years	Sep 2019	¥100,000	¥0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In July 2017, the Company amended and restated its $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers and a syndicate of financial institutions as lenders, extending the term of the facility to July 2022. The credit facility contains customary representations and warranties, covenants and events of default and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under this facility are conditioned on the continued satisfaction of customary conditions, including Prudential Financial’s maintenance of consolidated net worth of at least $20.958 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. The Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under this credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs.
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
Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2017, the Company was in compliance with the covenants under each of these credit facilities.
In addition to the above credit facilities, the Company had access to $823 million of certain other lines of credit at December 31, 2017, of which $755 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2017, $462 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Maturity Dates	Rate(1)	December 31,
			2017	2016
			($ in millions)
Fixed-rate notes:
Surplus notes	2019-2025	5.36%-8.30%	$840	$840
Surplus notes subject to set-off arrangements	2021-2037	3.52%-5.26%	5,187	4,403
Senior notes	2018-2049	2.30%-11.31%	8,882	9,236
Mortgage debt(2)	2019-2027	0.89%-3.85%	226	177
Floating-rate notes:
Surplus notes		-	0	499
Surplus notes subject to set-off arrangements	2024-2037	2.25%-2.74%	2,100	1,456
Senior notes(3)	2020	1.69%-5.49%	29	1,063
Mortgage debt(4)	2019-2025	0.26%-4.07%	573	409
Junior subordinated notes(5)	2042-2068	4.50%-8.88%	6,622	5,817
Subtotal			24,459	23,900
Less: assets under set-off arrangements(6)			7,287	5,859
Total long-term debt(7)			$17,172	$18,041
 __________

(1)	Ranges of interest rates are for the year ended December 31, 2017.

(2)	Includes $107 million and $82 million of debt denominated in foreign currency at December 31, 2017 and 2016, respectively.

(3)	Includes $0 million and $55 million of debt denominated in foreign currency at December 31, 2017 and 2016, respectively.

(4)	Includes $245 million and $221 million of debt denominated in foreign currency at December 31, 2017 and 2016, respectively.

(5)	Includes Prudential Financial debt of $6,566 million and subsidiary debt of $56 million denominated in foreign currency at December 31, 2017.

(6)
Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are valued at market.

(7)	Includes Prudential Financial debt of $15,304 million and $15,389 million at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2017:

	Calendar Year
	2019	2020	2021	2022	2023 and thereafter	Total
	(in millions)
Long-term debt	$1,713	$1,298	$564	$73	$13,524	$17,172

Surplus Notes

As of December 31, 2017, the Company had $840 million of fixed-rate surplus notes outstanding. These notes are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2017 and 2016, the Company met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s fixed-rate surplus notes include $500 million of exchangeable surplus notes issued in a private placement in 2009 with an interest rate of 5.36% per annum and due September 2019. The surplus notes became exchangeable at the option of the holder, in whole but not in part, for shares of Prudential Financial Common Stock beginning on September 18, 2014. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. This was equivalent to 5.1 million shares and an initial exchange price per share of Common Stock of $98.78. The exchange rate is subject to customary anti-dilution adjustments and is accordingly revalued during the fourth quarter of each year. As of December 31, 2017, the exchange rate is 11.7643 shares of Common Stock per each $1,000 principal amount of surplus notes. This is equivalent to 5.88 million shares and an exchange price per share of Common Stock of $85.00. The exchange rate is also subject to a make-whole decrease in the event of an exchange prior to maturity (except upon a fundamental business combination or a continuing payment default), that will result in a reduction in the number of shares issued upon exchange (per $1,000 principal amount of surplus notes) determined by dividing a prescribed cash reduction value (which will decline over the life of the surplus notes, from $102.62 for an exercise on September 18, 2014, to zero for an exercise at maturity) by the price of the Common Stock at the time of exchange. As of December 31, 2017, this reduction value is $45.79 per $1,000 principal amount of surplus notes. In addition, the exchange rate is subject to a customary make-whole increase in connection with an exchange of the surplus notes upon a fundamental business combination where 10% or more of the consideration in that business combination consists of cash, other property or securities that are not listed on a U.S. national securities exchange. These exchangeable surplus notes are not redeemable by Prudential Insurance prior to maturity, except in connection with a fundamental business combination involving Prudential Financial, in which case the surplus notes will be redeemable by Prudential Insurance, subject to the noteholders’ right to exchange the surplus notes instead, at par or, if greater, a make-whole redemption price.

From 2011 through 2013, a captive reinsurance subsidiary entered into agreements providing for the issuance and sale of up to $2.0 billion of ten-year fixed-rate surplus notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose subsidiary of the Company in an aggregate principal amount equal to the surplus notes issued. The captive holds the credit-linked notes as assets supporting the non-economic portion of the statutory reserve required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The non-economic portion of the statutory reserve equals the difference between the statutory reserve required under Regulation XXX and the amount the Company considers necessary to maintain solvency for moderately adverse experience. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and has agreed to reimburse the external counterparties for any payments under the credit-linked notes that are funded by those counterparties. As of December 31, 2017, an aggregate of $1.75 billion of surplus notes were outstanding under these agreements and no such payments under the credit-linked notes have been required.

In December 2013, a captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note for the financing of non-economic reserves required under Guideline AXXX. The current financing capacity available under the facility is $3.5 billion, but can be increased to a maximum potential size of $4.5 billion. The captive receives in exchange for the surplus note one or more credit-linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has agreed to reimburse the captive for investment losses in excess of specified amounts; however, Prudential Financial has no other reimbursement obligations to the external counterparties under this facility. As of December 31, 2017, an aggregate of $2.88 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

In December 2014, a captive reinsurance subsidiary entered into a financing facility with external counterparties, pursuant to which the captive agreed to issue and sell a surplus note with a ten-year term in an aggregate principal amount of up to $1.75 billion in return for an equal principal amount of credit-linked notes issued by a special-purpose affiliate. In December 2017, the Company increased the maximum potential size of the facility to $2.4 billion, of which $650 million has a twenty-year term. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has no reimbursement obligations to the external counterparties under this facility. As of December 31, 2017, an aggregate of $2.10 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Another captive reinsurance subsidiary maintains a financing facility with external counterparties, pursuant to which the captive has outstanding $2.5 billion in principal amount of surplus notes and received in return an equal principal amount of credit-linked notes issued by a special-purpose affiliate. In November 2017, we repaid $500 million of senior notes issued by a special purpose affiliate and held by one of the external counterparties. The remaining term of the financing is seventeen years. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX. The captive can redeem the credit-linked notes in cash upon the occurrence of, and in an amount necessary to remedy, a liquidity stress event affecting the captive. External counterparties have agreed to fund any such credit-linked notes payments in an amount of up to $2.2 billion, and the remaining $300 million is supported by collateral held by the affiliate. Prudential Financial has agreed to make capital contributions to the captive and to the special-purpose affiliate to reimburse them for investment losses in excess of specified amounts. Prudential Financial has also agreed to reimburse one of the external counterparties for any payments under the credit-linked notes funded by it in an amount of up to $1 billion.

In March 2017, a captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note for the financing of non-economic reserves required under Guideline AXXX. The current financing capacity available under the facility is $1.0 billion. The captive receives in exchange for the surplus note one or more credit-linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has no reimbursement obligations to the external counterparties under this facility. As of December 31, 2017, an aggregate of $560 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

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

In September 2017, the Company redeemed $500 million of surplus notes that had been issued in 2007 by a captive reinsurance subsidiary to external counterparties to finance non-economic reserves required under Guideline AXXX.

In February 2015, Prudential Legacy Insurance Company of New Jersey (“PLIC”) entered into a twenty-year financing facility with certain external counterparties and a special-purpose company affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to the affiliate up to $4.0 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit-linked notes. Upon issuance, PLIC would hold any credit-linked notes as assets to finance future statutory surplus needs within PLIC. As of December 31, 2017, there were no surplus notes outstanding under the facility.

Senior Notes

In December 2017, the Company completed a debt exchange offer, pursuant to which it issued $1.9 billion in principal amount of senior notes in exchange for $1.5 billion in principal amount of outstanding medium-term notes. The newly-issued notes consist of $1.0 billion maturing in 2049 bearing interest at 3.94% per annum and $900 million maturing in 2047 bearing interest at 3.91% per annum. The medium-term notes received in exchange comprised principal amounts from eight different series of notes with maturity dates between 2033 and 2043 bearing interest at rates between 5.1% and 6.63% per annum. The transaction qualified as a modification and is accounted for as a continuation of the original debt with no gain or loss recorded. The current carrying value will accrete up to the new principal amount as additional interest expense over the term of the notes.

Medium-Term Notes Program. The Company maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of December 31, 2017, the outstanding balance of medium-term notes under this program was $7.6 billion, a decrease of $2.0 billion from December 31, 2016, due to the exchange of $1.5 billion of medium-term notes for newly issued notes described above and $470 million of maturities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Retail Medium-Term Notes Program. The Company maintains a retail medium-term notes program, including the InterNotes® program, under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2017, the outstanding balance of the program was $454 million.

The weighted average interest rate on outstanding senior notes issued under these programs, including the effect of interest rate hedging activity, was 5.22% and 5.54% for the years ended December 31, 2017 and 2016, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Funding Agreement Notes Issuance Program (“FANIP”). The Company maintains a FANIP in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by Prudential Insurance. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 10 for further discussion of these obligations.

Mortgage Debt. As of December 31, 2017, the Company’s subsidiaries had mortgage debt of $799 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $140 million from December 31, 2016, primarily due to new borrowings in 2017 of $226 million and foreign exchange fluctuations of $28 million, offset by $73 million of maturities and $41 million of prepayment activity.

Junior Subordinated Notes

Certain of Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. These notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date (1)	Interest Rate Subsequent to Optional Redemption Date	Scheduled Maturity Date	Final Maturity Date
	($ in millions)
June 2008	$600	8.88%	Institutional	6/15/2018	LIBOR + 5.00%	6/15/2038	6/15/2068
August 2012	$1,000	5.88%	Institutional	9/15/2022	LIBOR + 4.18%	n/a	9/15/2042
November 2012	$1,500	5.63%	Institutional	6/15/2023	LIBOR + 3.92%	n/a	6/15/2043
December 2012	$575	5.75%	Retail	12/4/2017	5.75%	n/a	12/15/2052
March 2013	$710	5.70%	Retail	3/15/2018	5.70%	n/a	3/15/2053
March 2013	$500	5.20%	Institutional	3/15/2024	LIBOR + 3.04%	n/a	3/15/2044
May 2015	$1,000	5.38%	Institutional	5/15/2025	LIBOR + 3.03%	n/a	3/15/2045
September 2017	$750	4.50%	Institutional	9/15/2027	LIBOR + 2.38%	n/a	9/15/2047
 __________

(1)	Represents the initial date on which the notes can be redeemed at par solely at the option of the Company, in the case of the 8.88% notes subject to compliance with a replacement capital covenant.

The Company has the right to defer interest payments on these notes for specified periods, typically 5 to 10 years without resulting in a default, during which time interest will be compounded. On or after the optional redemption dates, Prudential Financial may redeem the notes at par plus accrued and unpaid interest. Prior to those optional redemption dates, redemptions generally are subject to a make-whole price; however, the Company may redeem the notes prior to these dates at par upon the occurrence of certain events, such as, for the notes issued in 2012 and later, a future change in the regulatory capital treatment of the notes with respect to the Company. In connection with the issuance of the 8.88% notes, the Company entered into a replacement capital covenant for the benefit of the holders of its 5.90% senior notes due March 2036. Under this covenant, the Company agreed not to redeem or repurchase the 8.88% notes prior to June 2038 unless it has received proceeds from the issuance of specified replacement capital securities.

Limited Recourse Notes. In 2014, the Company entered into financing transactions pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes issued by a designated series of a Delaware master trust. The asset-backed notes mature from 2019 through 2024; however, the maturity date of a portion of the notes may be extended by the Company, subject to conditions.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third-party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not earlier paid, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third-party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third-party financial institution. As of December 31, 2017, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Company’s Consolidated Financial Statements as of December 31, 2017.

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense increased by $3 million, $5 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 21 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,334 million, $1,324 million and $1,328 million for the years ended December 31, 2017, 2016 and 2015, respectively. This includes interest expense of $15 million for the year ended December 31, 2017, and $11 million for each of the years ended December 31, 2016 and 2015, respectively, reported in “Net investment income.” The interest expense for the year ended December 31, 2016 includes prepayment premiums and fees totaling $36 million on debt repurchased through a tender offer.

15.	EQUITY

On the date of demutualization, Prudential Financial completed an initial public offering of its Common Stock at an initial public offering price of $27.50 per share. The shares of Common Stock issued were in addition to shares of Common Stock the Company distributed to policyholders as part of the demutualization. The Common Stock is traded on the New York Stock Exchange under the symbol “PRU”. Through December 31, 2014, the Common Stock reflected the performance of the Company’s former Financial Services Businesses. As a result of the Class B Repurchase described below under “—Class B Stock,” beginning in 2015, the Common Stock reflects the consolidated performance of Prudential Financial.

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

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2014	660.1	205.3	454.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	12.1	(12.1)
Stock-based compensation programs(1)	0.0	(4.4)	4.4
Balance, December 31, 2015	660.1	213.0	447.1
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	25.1	(25.1)
Stock-based compensation programs(1)	0.0	(7.6)	7.6
Balance, December 31, 2016	660.1	230.5	429.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	11.5	(11.5)
Stock-based compensation programs(1)	0.0	(4.5)	4.5
Balance, December 31, 2017	660.1	237.5	422.6
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

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

In December 2016, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.25 billion of its outstanding Common Stock from January 1, 2017 through December 31, 2017. As of December 31, 2017, 11.5 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $1.25 billion.

In December 2017, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2018 through December 31, 2018.

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

Preferred Stock

As of December 31, 2017, 2016 and 2015, the Company had no preferred stock outstanding.

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

As of December 31, 2017, the Company’s U.S. GAAP retained earnings were $28,504 million. Other than the above limitations, this amount is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, loans from its subsidiaries, repayments of operating loans from its subsidiaries, and cash and other highly liquid assets. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2017, Prudential Financial had highly liquid assets predominantly including cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds of $4,376 million, excluding amounts held in an intercompany liquidity account.

Future cash available at Prudential Financial to support the payment of future Common Stock dividends is dependent on the receipt of dividends or other funds from its subsidiaries, the majority of which are subject to comprehensive regulation, including limitations on their payment of dividends and other transfers of funds, which are discussed below.

With respect to Prudential Insurance, the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by Prudential Insurance may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2017, Prudential Insurance’s unassigned surplus was $8,450 million, and it recorded applicable adjustments for cumulative unrealized investment gains of $726 million. Prudential Insurance must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 ($9,948 million as of December 31, 2017) or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31 ($505 million for the year ended December 31, 2017), the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, Prudential Insurance is permitted to pay an ordinary dividend of up to $995 million after June 28, 2018, without prior approval of the NJDOBI.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey. In Arizona, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31 or

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires prior approval of the Arizona Department of Insurance. Under Arizona insurance law, Prudential Annuities Life Assurance Corporation (“PALAC”), an Arizona domiciled insurer that is a subsidiary of Prudential Financial, is permitted to pay an ordinary dividend of up to $806 million in 2018, without prior approval of the Arizona Department of Insurance. Of the $806 million, $156 million is permitted to be paid after September 28, 2018, and $650 million is permitted to be paid after December 21, 2018, without prior approval of the Arizona Department of Insurance.

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

As of December 31, 2017, Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations, retained $248 million of dividends received from its international insurance subsidiaries in 2016, that remained available to be paid as a dividend to Prudential Financial. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2018, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

Statutory Net Income, Capital and Surplus

The Company’s domestic insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $(217) million, $5,214 million and $5,253 million for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory capital and surplus of Prudential Insurance amounted to $9,948 million and $11,290 million at December 31, 2017 and 2016, respectively. Statutory net income (loss) of PALAC amounted to $3,911 million, $(2,018) million and $340 million for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory capital and surplus of PALAC amounted to $8,059 million and $5,718 million at December 31, 2017 and 2016, respectively.

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of Prudential Insurance and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. If a subsidiary’s Total Adjusted Capital (“TAC”), as calculated in a manner prescribed by the NAIC, falls below the Company Action Level RBC, corrective action is required. As of December 31, 2017, Prudential Insurance and PALAC both had TAC levels in excess of 4.0 times the regulatory required minimums that would require corrective action.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The FSA utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2017, Prudential of Japan and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2017 and 2016, respectively, or for the years ended December 31, 2017, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2014	$(975)	$19,251	$(2,226)	$16,050
Change in OCI before reclassifications	(245)	(3,161)	(457)	(3,863)
Amounts reclassified from AOCI	17	(2,325)	193	(2,115)
Income tax benefit (expense)	116	2,008	89	2,213
Balance, December 31, 2015	(1,087)	15,773	(2,401)	12,285
Change in OCI before reclassifications	199	5,176	(468)	4,907
Amounts reclassified from AOCI	13	(1,493)	214	(1,266)
Income tax benefit (expense)	(98)	(1,285)	78	(1,305)
Balance, December 31, 2016	(973)	18,171	(2,577)	14,621
Change in OCI before reclassifications	768	4,026	(153)	4,641
Amounts reclassified from AOCI	1	(1,629)	224	(1,404)
Income tax benefit (expense)	(65)	(600)	(119)	(784)
Balance, December 31, 2017	$(269)	$19,968	$(2,625)	$17,074
__________

(1)	Includes cash flow hedges of $(39) million, $1,316 million and $1,165 million as of December 31, 2017, 2016, and 2015, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2017	2016	2015
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$(3)	$(13)	$(8)	Realized investment gains (losses), net
Foreign currency translation adjustment	2	0	(9)	Other income
Total foreign currency translation adjustment	(1)	(13)	(17)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(2)	(5)	(7)	(3)
Cash flow hedges—Currency/Interest rate	(16)	456	247	(3)
Net unrealized investment gains (losses) on available-for-sale securities	1,647	1,042	2,085
Total net unrealized investment gains (losses)	1,629	1,493	2,325	(4)
Amortization of defined benefit items:
Prior service cost	3	8	13	(5)
Actuarial gain (loss)	(227)	(222)	(206)	(5)
Total amortization of defined benefit items	(224)	(214)	(193)
Total reclassifications for the period	$1,404	$1,266	$2,115
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 21 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2014	$349	$(6)	$3	$(32)	$(110)	$204
Net investment gains (losses) on investments arising during the period	(3)				1	(2)
Reclassification adjustment for (gains) losses included in net income	(97)				35	(62)
Reclassification adjustment for OTTI losses excluded from net income(1)	(15)				5	(10)
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		12			(4)	8
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			11		(4)	7
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1	0	1
Balance, December 31, 2015	234	6	14	(31)	(77)	146
Net investment gains (losses) on investments arising during the period	93				(31)	62
Reclassification adjustment for (gains) losses included in net income	1				0	1
Reclassification adjustment for OTTI losses excluded from net income(1)	(16)				5	(11)
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		(11)			3	(8)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(20)		(3)	(23)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(16)	6	(10)
Balance, December 31, 2016	$312	$(5)	$(6)	$(47)	$(97)	$157
Net investment gains (losses) on investments arising during the period	79				(22)	57
Reclassification adjustment for (gains) losses included in net income	(85)				23	(62)
Reclassification adjustment for OTTI losses excluded from net income(1)	(20)				5	(15)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		3			(1)	2
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			9		(2)	7
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1	0	1
Balance, December 31, 2017	$286	$(2)	$3	$(46)	$(94)	$147

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2014	$36,764	$(1,455)	$(1,282)	$(5,036)	$(9,944)	$19,047
Net investment gains (losses) on investments arising during the period	(6,311)				2,268	(4,043)
Reclassification adjustment for (gains) losses included in net income	(2,228)				801	(1,427)
Reclassification adjustment for OTTI losses excluded from net income(2)	15				(5)	10
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		695			(240)	455
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			200		(67)	133
Impact of net unrealized investment (gains) losses on policyholders’ dividends				2,234	(782)	1,452
Balance, December 31, 2015	28,240	(760)	(1,082)	(2,802)	(7,969)	15,627
Net investment gains (losses) on investments arising during the period	5,658				(1,910)	3,748
Reclassification adjustment for (gains) losses included in net income	(1,494)				504	(990)
Reclassification adjustment for OTTI losses excluded from net income(2)	16				(5)	11
Impact of net unrealized investment (gains) losses on DAC, DSI and VOBA		(296)			93	(203)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances			(54)		(9)	(63)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(178)	62	(116)
Balance, December 31, 2016	32,420	(1,056)	(1,136)	(2,980)	(9,234)	18,014
Net investment gains (losses) on investments arising during the period	5,216				(1,425)	3,791
Reclassification adjustment for (gains) losses included in net income	(1,544)				421	(1,123)
Reclassification adjustment for OTTI losses excluded from net income(2)	20				(5)	15
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(524)			191	(333)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(107)		25	(82)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(651)	190	(461)
Balance, December 31, 2017	$36,112	$(1,580)	$(1,243)	$(3,631)	$(9,837)	$19,821
__________

(1)	Includes cash flow hedges. See Note 21 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

16.	EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, is as follows:

	2017			2016			2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$7,974			$4,419			$5,712
Less: Income (loss) attributable to noncontrolling interests	111			51			70
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	95			50			55
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$7,768	427.0	$18.19	$4,318	438.2	$9.85	$5,587	451.7	$12.37
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$95			$50			$55
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	94			49			54
Stock options		2.1			1.8			2.3
Deferred and long-term compensation programs		1.1			0.9			0.9
Exchangeable Surplus Notes	17	5.8		17	5.7		17	5.5
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$7,786	436.0	$17.86	$4,336	446.6	$9.71	$5,605	460.4	$12.17

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2017, 2016 and 2015, as applicable, were based on 5.2 million, 5.1 million and 4.4 million of such awards, respectively, weighted for the period they were outstanding.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

	2017		2016		2015
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share

	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.3	$110.18	2.7	$83.97	2.4	$87.97
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.1		0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0		0.0
Total antidilutive stock options and shares	0.4		2.7		2.4

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. This was equivalent to 5.1 million shares and an initial exchange price per share of Common Stock of $98.78. The exchange rate is subject to customary anti-dilution adjustments and is accordingly revalued during the fourth quarter of each year. As of December 31, 2017, the exchange rate is equal to 11.7643 shares of Common Stock per each $1,000 principal amount of surplus notes. This is equivalent to 5.88 million shares and an exchange price per share of Common Stock of $85.00. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

17.	SHARE-BASED PAYMENTS

Omnibus Incentive Plan

Prudential Financial, Inc.’s Omnibus Incentive Plan provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 23,092,637 authorized shares available for grant under the Omnibus Plan as of December 31, 2017.

Compensation Costs

Compensation cost for restricted stock units, performance shares and performance units granted to employees is measured by the share price of the underlying Common Stock at the date of grant.

Compensation cost for employee stock options is based on the fair values estimated on the grant date. The fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. The weighted average grant date assumptions used in the binomial option valuation model are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2017	2016	2015
Expected volatility	35.29%	38.36%	34.67%
Expected dividend yield	2.84%	3.92%	3.00%
Expected term	5.60 years	5.61 years	5.57 years
Risk-free interest rate	2.06%	1.25%	1.61%

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2017		2016		2015
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit

	(in millions)
Employee stock options	$12	$5	$19	$7	$21	$8
Employee restricted stock units	142	51	126	47	111	42
Employee performance shares and performance units	109	41	57	21	32	12
Total	$263	$97	$202	$75	$164	$62

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2017, 2016 and 2015 were de minimis.

Stock Options

Each stock option granted has an exercise price at the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years.

A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	6,738,802	$63.53
Granted	410,501	110.15
Exercised	(2,385,170)	63.80
Forfeited	(28,910)	69.23
Expired	(5,821)	83.29
Outstanding at December 31, 2017	4,729,402	$67.38
Exercisable at December 31, 2017	3,248,670	$61.91

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2017, 2016 and 2015 was $27.91, $14.81 and $18.45, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $109 million, $120 million, and $49 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2017 is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2017
	Employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)
Outstanding	5.56	$225
Exercisable	4.51	$172

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

A summary of the Company’s restricted stock units, performance shares and performance unit awards is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2016(2)	4,979,707	$73.77	1,663,673	$104.06
Granted(2)	1,540,848	110.39	601,179	114.98
Forfeited	(125,209)	83.34	(9,610)	109.21
Performance adjustment(3)			105,829	110.45
Released	(1,253,305)	84.08	(540,739)	110.45
Restricted at December 31, 2017(2)	5,142,041	$82.00	1,820,332	$114.98
__________

(1)
Performance share and performance unit awards reflect the target units awarded, reduced for forfeitures and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 125% of the target number of units granted, based upon a measure of the reported performance for the Company relative to stated goals.

(2)
For performance share and performance unit awards, the grant date is the same as the date the grant vests. The features of the grant are such that a mutual understanding of the key terms and conditions of the award between the employee and employer have not been reached until the grant is vested. Consequently, the weighted average grant date fair value as of December 31, 2017 and December 31, 2016 is the closing stock price of Prudential Financial’s common stock on those dates.

(3)	Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

The fair market value of restricted stock units, performance shares and performance units released for the years ended December 31, 2017, 2016 and 2015 was $196 million, $128 million and $162 million, respectively.

The weighted average grant date fair value for restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $110.39, $64.12 and $78.4, respectively. The weighted average grant date fair value for performance shares and performance units granted during the years ended December 31, 2017, 2016 and 2015 was $114.98, $104.06 and $81.41, respectively.

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options as of December 31, 2017 was $3 million with a weighted average recognition period of 1.64 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units as of December 31, 2017 was $152 million with a weighted average recognition period of 1.71 years.

Tax Benefits Realized

The tax benefit realized for exercises of stock options during the years ended December 31, 2017, 2016 and 2015 was $39 million, $41 million and $20 million, respectively.

The tax benefit realized upon vesting of restricted stock units, performance shares and performance units for the years ended December 31, 2017, 2016 and 2015 was $70 million, $46 million and $58 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December, 31, 2017, 2016 and 2015 was $27 million, $18 million and $21 million, respectively.

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2017 and 2016 is summarized below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016

	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(12,917)	$(12,221)	$(2,084)	$(2,159)
Service cost	(284)	(253)	(20)	(19)
Interest cost	(476)	(498)	(82)	(91)
Plan participants’ contributions	0	0	(30)	(31)
Medicare Part D subsidy receipts	0	0	(9)	(10)
Amendments	0	(3)	(9)	0
Actuarial gains (losses), net	(871)	(602)	69	46
Settlements	57	24	0	0
Special termination benefits	(4)	(2)	0	0
Benefits paid	723	681	172	181
Foreign currency changes and other	(66)	(43)	(3)	(1)
Benefit obligation at end of period	$(13,838)	$(12,917)	$(1,996)	$(2,084)
Change in plan assets
Fair value of plan assets at beginning of period	$12,861	$12,541	$1,531	$1,584
Actual return on plan assets	1,329	883	212	82
Employer contributions	202	187	14	15
Plan participants’ contributions	0	0	30	31
Disbursement for settlements	(57)	(24)	0	0
Benefits paid	(723)	(681)	(172)	(181)
Foreign currency changes and other	43	(45)	0	0
Fair value of plan assets at end of period	$13,655	$12,861	$1,615	$1,531
Funded status at end of period	$(183)	$(56)	$(381)	$(553)
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$2,645	$2,538	$0	$0
Accrued benefit liability	(2,828)	(2,594)	(381)	(553)
Net amount recognized	$(183)	$(56)	$(381)	$(553)
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$0	$0	$0	$0
Prior service cost	(22)	(25)	10	1
Net actuarial loss	3,611	3,481	344	557
Net amount not recognized	$3,589	$3,456	$354	$558
Accumulated benefit obligation	$(13,190)	$(12,300)	$(1,995)	$(2,084)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($1,283 million and $1,227 million benefit obligation at December 31, 2017 and 2016, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pre-tax basis to participants in the plans. The Company did not make any discretionary payments to the trust in 2017 and 2016. As of December 31, 2017 and 2016, the assets in the trust had a carrying value of $881 million and $829 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($81 million benefit obligation at December 31, 2017 and 2016, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2017 and 2016, the assets in the trust had a carrying value of $120 million and $115 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Pension benefits for foreign plans comprised 14% of the ending benefit obligation for both 2017 and 2016. Foreign pension plans comprised 5% of the ending fair value of plan assets for both 2017 and 2016. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2017	2016

	(in millions)
Projected benefit obligation	$2,875	$2,638
Fair value of plan assets	$47	$44

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2017	2016

	(in millions)
Accumulated benefit obligation	$2,655	$2,426
Fair value of plan assets	$0	$4

There were no purchases of annuity contracts in 2017 and 2016 from Prudential Insurance. The approximate future annual benefit payment payable by Prudential Insurance for all annuity contracts was $21 million and $19 million as of December 31, 2017 and 2016, respectively.

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

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015

	(in millions)
Service cost	$284	$253	$244	$20	$19	$20
Interest cost	476	498	469	82	91	86
Expected return on plan assets	(781)	(754)	(775)	(102)	(105)	(115)
Amortization of transition obligation	0	0	0	0	0	0
Amortization of prior service cost	(3)	(6)	(8)	0	(2)	(5)
Amortization of actuarial (gain) loss, net	191	181	168	36	41	38
Settlements	13	7	5	0	0	0
Special termination benefits(1)	4	2	4	0	0	0
Net periodic (benefit) cost	$184	$181	$107	$36	$44	$24
__________

(1)	Certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits			Other Postretirement Benefits
	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss	Transition Obligation	Prior Service Cost	Net Actuarial (Gain) Loss

	(in millions)
Balance, December 31, 2014	$0	$(42)	$2,946	$0	$(8)	$600
Amortization for the period	0	8	(168)	0	5	(38)
Deferrals for the period	0	0	405	0	2	63
Impact of foreign currency changes and other	0	1	(10)	0	0	(4)
Balance, December 31, 2015	0	(33)	3,173	0	(1)	621
Amortization for the period	0	6	(181)	0	2	(41)
Deferrals for the period	0	3	473	0	0	(23)
Impact of foreign currency changes and other	0	(1)	16	0	0	0
Balance, December 31, 2016	0	(25)	3,481	0	1	557
Amortization for the period	0	3	(191)	0	0	(36)
Deferrals for the period	0	0	323	0	9	(179)
Impact of foreign currency changes and other	0	0	(2)	0	0	2
Balance, December 31, 2017	$0	$(22)	$3,611	$0	$10	$344

The amounts included in AOCI expected to be recognized as components of net periodic (benefit) cost in 2018 are as follows:

	Pension Benefits	Other Postretirement Benefits

	(in millions)
Amortization of prior service cost	$(4)	$1
Amortization of actuarial (gain) loss, net	214	17
Total	$210	$18

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted average assumptions
Discount rate (beginning of period)	4.15%	4.50%	4.10%	4.05%	4.35%	3.95%
Discount rate (end of period)	3.65%	4.15%	4.50%	3.60%	4.05%	4.35%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.25%	6.25%	6.25%	7.00%	7.00%	7.00%
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	6.60%	7.00%	6.66%
Health care cost trend rates (end of period)	N/A	N/A	N/A	6.20%	6.60%	7.00%
For 2017, 2016 and 2015, the ultimate health care cost trend rate after gradual decrease until: 2021, 2021, 2019, (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2017, 2016 and 2015, the ultimate health care cost trend rate after gradual decrease until: 2024, 2021, 2021 (end of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2017 and December 31, 2016 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2017 portfolio is selected from a compilation of approximately 650 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2017 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2016. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, expenses, the effect of active management and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2018. The expected rate of return for 2018 is 6.25% and 7.00% for pension and postretirement, respectively.

The assumptions for foreign pension plans are based on local markets. There are no material foreign postretirement plans.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$7
Increase in postretirement benefit obligation	130

One percentage point decrease
Decrease in total service and interest costs	$5
Decrease in postretirement benefit obligation	98

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2017 are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	16%	29%	66%
International Equities	2%	17%	2%	24%
Fixed Maturities	48%	67%	4%	51%
Short-term Investments	0%	15%	0%	39%
Real Estate	2%	16%	0%	0%
Other	0%	17%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of December 31, 2017 and December 31, 2016 for either the pension or postretirement plans.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

 Hedge fund investments are structured as fund-of-funds vehicles or as direct investments in various hedge funds. The fund-of-funds vehicles are used for the purpose of making investments in a diverse portfolio of smaller hedge funds, while the direct investments allow for larger targeted investments without the additional fees inherent in a fund-of-funds structure. The hedge fund investments may be subject to initial period lock-up restrictions, under which capital must remain invested for a minimum period, ranging from one to two years. At December 31, 2017 and 2016, substantially none of the funds were in their initial lock-up period. Following the expiration of a fund’s lock-up period, redemptions are permitted quarterly, semi-annually or annually, with advance written notice from 65 to 185 days, depending on the fund. However, redemptions from hedge funds and fund-of-funds may also be restricted by a maximum redemption limitation on any redemption payment date, generally stated as a percentage of the total fund assets or total investment by the redeeming investor; payments of redemptions in excess of that “gate” amount are deferred. The Plan’s hedge fund investments include “gate” limits of 20% to 25% of the hedge fund’s net assets, depending on the fund.

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

Pension plan asset allocations in accordance with the investment guidelines are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$552	$0	$0	$552
Common/collective trusts(1)	0	79	0	0	79
Subtotal					631
International Equities:
Pooled separate accounts(2)	0	365	0	0	365
Common/collective trusts(3)	0	315	0	0	315
United Kingdom insurance pooled funds(4)	0	56	0	0	56
Subtotal					736
Fixed Maturities:
Pooled separate accounts(5)	0	1,319	38	0	1,357
Common/collective trusts(6)	0	509	0	0	509
U.S. government securities (federal):
Mortgage-backed	0	1	0	0	1
Other U.S. government securities	0	1,402	0	0	1,402
U.S. government securities (state & other)	0	556	0	0	556
Non-U.S. government securities	0	10	0	0	10
United Kingdom insurance pooled funds(7)	0	324	0	0	324
Corporate Debt:
Corporate bonds(8)	0	3,621	1	0	3,622
Asset-backed	0	5	0	0	5
Collateralized Mortgage Obligations(9)	0	492	0	0	492
Interest rate swaps (Notional amount: $1,498)	0	12	0	0	12
Guaranteed investment contract	0	47	0	0	47
Other(10)	578	1	39	0	618
Unrealized gain (loss) on investment of securities
lending collateral(11)	0	0	0	0	0
Subtotal					8,955
Short-term Investments:
Pooled separate accounts	0	56	0	0	56
United Kingdom insurance pooled funds	0	1	0	0	1
Subtotal					57
Real Estate:
Pooled separate accounts(12)	0	0	714	0	714
Partnerships	0	0	0	435	435
Subtotal					1,149
Other:
Partnerships	0	0	0	706	706
Hedge funds	0	0	0	1,421	1,421
Subtotal					2,127
Total	$578	$9,723	$792	$2,562	$13,655

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Pooled separate accounts(1)	$0	$472	$0	$0	$472
Common/collective trusts(1)	0	66	0	0	66
Subtotal					538
International Equities:
Pooled separate accounts(2)	0	269	0	0	269
Common/collective trusts(3)	0	219	0	0	219
United Kingdom insurance pooled funds(4)	0	49	0	0	49
Subtotal					537
Fixed Maturities:
Pooled separate accounts(5)	0	1,247	36	0	1,283
Common/collective trusts(6)	0	441	0	0	441
U.S. government securities (federal):
Mortgage-backed	0	1	0	0	1
Other U.S. government securities	0	993	0	0	993
U.S. government securities (state & other)	0	521	0	0	521
Non-U.S. government securities	0	14	0	0	14
United Kingdom insurance pooled funds(7)	0	305	0	0	305
Corporate Debt:
Corporate bonds(8)	0	4,039	0	0	4,039
Asset-backed	0	7	0	0	7
Collateralized Mortgage Obligations(9)	0	506	0	0	506
Interest rate swaps (Notional amount: $2,595)	0	9	0	0	9
Guaranteed investment contract	0	39	0	0	39
Other(10)	533	7	49	0	589
Unrealized gain (loss) on investment of securities
lending collateral(11)	0	0	0	0	0
Subtotal					8,747
Short-term Investments:
Pooled separate accounts	0	55	0	0	55
United Kingdom insurance pooled funds	0	1	0	0	1
Subtotal					56
Real Estate:
Pooled separate accounts(12)	0	0	666	0	666
Partnerships	0	0	0	371	371
Subtotal					1,037
Other:
Partnerships	0	0	0	551	551
Hedge funds	0	0	0	1,395	1,395
Subtotal					1,946
Total	$533	$9,260	$751	$2,317	$12,861
__________

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.

(2)	This category invests in a large cap international equity funds whose objective is to track an index.

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

(11)
The contractual net value of the investment of securities lending collateral invested primarily in short-term bond funds is $411 million and $627 million and the liability for securities lending collateral is $411 million and $627 million for the years ended December 31, 2017 and 2016, respectively.

(12)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2017
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$36	$0	$49	$666
Actual Return on Assets:
Relating to assets still held at the reporting date	2	0	0	50
Relating to assets sold during the period	0	0	0	6
Purchases, sales and settlements	0	0	(10)	(8)
Transfers in and/or out of Level 3	0	1	0	0
Fair Value, end of period	$38	$1	$39	$714

	Year Ended December 31, 2016
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$35	$93	$607
Actual Return on Assets:
Relating to assets still held at the reporting date	1	0	61
Relating to assets sold during the period	0	0	6
Purchases, sales and settlements	0	(44)	(8)
Transfers in and/or out of Level 3	0	0	0
Fair Value, end of period	$36	$49	$666

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$605	$0	$0	$605
Common trusts(2)	0	182	0	0	182
Equities	0	2	0	0	2
Subtotal					789
International Equities:
Variable Life Insurance Policies(3)	0	106	0	0	106
Common trusts(4)	0	110	0	0	110
Subtotal					216
Fixed Maturities:
Variable Life Insurance Policies(5)	0	163	0	0	163
Common trusts(5)	0	52	0	0	52
U.S. government securities (federal):
Other U.S. government securities	0	87	0	0	87
Non-U.S. government securities	0	2	0	0	2
Corporate Debt:
Corporate bonds(6)	0	151	0	0	151
Asset-backed	0	28	0	0	28
Collateralized Mortgage Obligations(7)	0	27	2	0	29
Collateralized Loan Obligations(8)	0	28	2	0	30
Other(9)	6	0	5	0	11
Subtotal					553
Short-term Investments:
Registered investment companies	57	0	0	0	57
Subtotal					57
Total	$63	$1,543	$9	$0	$1,615

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Variable Life Insurance Policies(1)	$0	$506	$0	$0	$506
Common trusts(2)	0	170	0	0	170
Subtotal					676
International Equities:
Variable Life Insurance Policies(3)	0	90	0	0	90
Common trusts(4)	0	96	0	0	96
Subtotal					186
Fixed Maturities:
Variable Life Insurance Policies(5)	0	157	0	0	157
Common trusts(5)	0	59	0	0	59
U.S. government securities (federal):
Other U.S. government securities	0	78	0	0	78
Non-U.S. government securities	0	2	0	0	2
Corporate Debt:
Corporate bonds(6)	0	176	0	0	176
Asset-backed	0	48	1	0	49
Collateralized Mortgage Obligations(7)	0	22	5	0	27
Interest rate swaps (Notional amount: $271)	0	1	0	0	1
Other(9)	1	0	5	0	6
Subtotal					555
Short-term Investments:
Registered investment companies	114	0	0	0	114
Subtotal					114
Total	$115	$1,405	$11	$0	$1,531
__________

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.

(2)	This category invests in U.S. equity funds, primarily large cap equities.

(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.

(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.

(5)	This category invests in U.S. government and corporate bond funds.

(6)	This category invests in highly rated corporate bonds.

(7)	This category invests in highly rated Collateralized Mortgage Obligations.

(8)	This category invests in highly rated Collateralized Loan Obligations.

(9)	Cash and cash equivalents, short-term investments, payables and receivables and open future contract positions (including fixed income collateral).

Changes in Fair Value of Level 3 Postretirement Assets

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Fixed Maturities– Corporate Debt– Asset-backed	Fixed Maturities– Corporate Debt– Collateralized Mortgage Obligations	Fixed Maturities– Corporate Debt– Collateralized Loan Obligations	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$1	$5	$0	$5
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	0
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	0	(3)	2	0
Transfers in and/or out of Level 3(1)	(1)	0	0	0
Fair Value, end of period	$0	$2	$2	$5

	Year Ended December 31, 2016
	Fixed Maturities– Corporate Debt– Asset-backed	Fixed Maturities– Corporate Debt– Collateralized Mortgage Obligations	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$0	$0	$3
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	1	5	2
Transfers in and/or out of Level 3	0	0	0
Fair Value, end of period	$1	$5	$5
 __________

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2017	2016	2017	2016
Asset Category
U.S. Equities	5%	4%	49%	44%
International Equities	5	4	13	12
Fixed Maturities	66	68	34	36
Short-term Investments	0	0	4	8
Real Estate	8	8	0	0
Other	16	16	0	0
Total	100%	100%	100%	100%

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits– Medicare Part D Subsidy Receipts

	(in millions)
2018	$789	$149	$10
2019	849	152	10
2020	803	154	10
2021	827	155	11
2022	866	155	11
2023-2027	4,534	766	59
Total	$8,668	$1,531	$111

The Company anticipates that it will make cash contributions in 2018 of approximately $200 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2017 and 2016 was $0 million and $20 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $74 million, $72 million and $64 million for the years ended December 31, 2017, 2016 and 2015, respectively.

19.	INCOME TAXES

The following schedule discloses significant components of income tax expense (benefit) for each year presented:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2017	2016	2015

	(in millions)
Current tax expense (benefit):
U.S.	$(47)	$31	$738
State and local	11	9	3
Foreign	594	595	622
Total current tax expense (benefit)	558	635	1,363
Deferred tax expense (benefit):
U.S.	(2,552)	132	585
State and local	0	5	4
Foreign	556	563	120
Total deferred tax expense (benefit)	(1,996)	700	709
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	(1,438)	1,335	2,072
Income tax expense (benefit) on equity in earnings of operating joint ventures	33	11	(1)
Income tax expense (benefit) on discontinued operations	0	0	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income	784	1,305	(2,213)
Stock-based compensation programs	(2)	(30)	(22)
Total income taxes	$(623)	$2,621	$(164)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2017	2016	2015

	(in millions)
Expected federal income tax expense (benefit)	$2,270	$1,997	$2,719
Non-taxable investment income	(369)	(352)	(341)
Foreign taxes at other than U.S. rate	(249)	(172)	(51)
Low-income housing and other tax credits	(126)	(118)	(116)
Changes in tax law	(2,858)	0	(108)
Other	(106)	(20)	(31)
Reported income tax expense (benefit)	$(1,438)	$1,335	$2,072
Effective tax rate	(22.2)%	23.4%	26.7%

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” The Company’s effective tax rate for fiscal years 2017, 2016 and 2015 was -22.2%, 23.4% and 26.7%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 35% and the Company’s effective tax rate during the periods presented:

Changes in Tax Law. The following is a list of notable changes in tax law that impacted the Company’s effective tax rate for the periods presented:

U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”). On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. This law includes a broad range of tax reform changes that will affect U.S. businesses, including changes to corporate tax

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

rates, business deductions and international tax provisions. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment (the date the President signed the bill into law).

In December 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act of 2017. SAB 118 provides guidance for registrants under three scenarios: (1) measurement of certain income tax effects is complete, (2) measurement of certain income tax effects can be reasonably estimated and (3) measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides that the measurement period is complete when a company’s accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. SAB 118 acknowledges that a company may be able to complete the accounting for some provisions earlier than others. As a result, it may need to apply all three scenarios in determining the accounting for the Tax Act of 2017 based on information that is available.

The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. However, we have recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. As a result, upon enactment of the Tax Act of 2017, the Company recognized a $2,880 million tax benefit in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. This net tax benefit was primarily comprised of the following components:

•	$1,592 million tax benefit from the reduction in net deferred tax liabilities to reflect the reduction in the U.S. tax rate from 35% to 21%; and

•
$1,785 million tax benefit from the adoption of a modified territorial international tax system which required the Company to eliminate net deferred tax liabilities related to undistributed foreign earnings and to adjust certain international net deferred tax liabilities from 35% down to their lower local rates.

Offset by:

•	$497 million tax expense related to the one-time toll tax on the undistributed, non-previously taxed post-1986 foreign earnings as part of the transition to the territorial system.

As we complete the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interpret any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, we may make adjustments to these provisional amounts. These adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

South Korea Tax Reform Bill. On December 19, 2017, South Korea enacted a 2018 tax reform bill that adds a new 25% corporate income tax bracket for taxable income in excess of ₩300 billion for tax years beginning on or after January 1, 2018. Taxable income in excess of ₩20 billion but less than ₩300 billion continues to be subject to a 22% corporate income tax. In addition, corporations continue to be subject to a local income surtax of 10% of the computed corporate income tax before the application of tax credits and exemptions (i.e., 2.5% for the tax base in excess of ₩300 billion, 2.2% for the tax base between ₩20 billion and ₩300 billion). After taking into account this 10% local income tax surcharge on corporate tax, the 2018 tax reform bill increased the top corporate income tax rate in South Korea from 24.2% to 27.5%. As a result, the Company recognized a $26 million tax expense in 2017 related to remeasuring Korea’s deferred tax assets and liabilities.

U.S. Active Financing Exception (“AFE”) Tax Legislation. In December 2015, federal tax legislation was enacted that renewed the AFE retroactive for tax years beginning on or after January 1, 2015 and made the provision a permanent part of the U.S. tax code. Under the AFE, subject to certain tests, foreign business income derived in the active conduct of an insurance business is not subject to U.S. tax until distributed to the U.S. As a result of the change in tax law, in 2015 the Company recognized a $108 million tax benefit in “Income before equity in earnings of operating joint ventures.” This amount relates to the reversal of $108 million of tax expense associated with Prudential of Korea’s and Prudential of Taiwan’s unrealized investment gains originally included in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $280 million of the total $369 million of 2017 non-taxable investment income, $266 million of the total $352 million of 2016 non-taxable investment income, and $296 million of the total $341 million of 2015 non-taxable investment income. The DRD for the current period was estimated using information from 2016, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Foreign Taxes at Other Than U.S. Rates. The statutory income tax rate in the Company’s two largest non-U.S. tax jurisdictions is approximately 28% in Japan and 24.2% in Korea as compared to the U.S. federal income tax rate of 35% applicable for the periods prior to 2018.

Low-Income Housing and Other Tax Credits. These amounts include incentives within the U.S. tax code for the development of affordable housing aiming at low-income Americans. The Company routinely make such investments that generate a tax credit which reduces the Company’s effective tax rate.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2017	2016

	(in millions)
Deferred tax assets:
Insurance reserves	$821	$1,856
Policyholders’ dividends	1,262	1,849
Net operating and capital loss carryforwards	281	190
Employee benefits	635	789
Investments	862	1,166
Deferred tax assets before valuation allowance	3,861	5,850
Valuation allowance	(214)	(163)
Deferred tax assets after valuation allowance	3,647	5,687
Deferred tax liabilities:
Net unrealized investment gains	9,062	10,551
Deferred policy acquisition costs	3,625	4,443
Unremitted foreign earnings	119	380
Value of business acquired	414	715
Other	41	393
Deferred tax liabilities	13,261	16,482
Net deferred tax liability	$(9,614)	$(10,795)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

A valuation allowance has been recorded against deferred tax assets related to state and local taxes and foreign operations. Adjustments to the valuation allowance are made to reflect changes in management’s assessment of the amount of the deferred tax asset that is realizable and the amount of deferred tax asset actually realized during the year. The valuation allowance includes amounts recorded in connection with deferred tax assets as follows:

	As of December 31,
	2017	2016

	(in millions)
Valuation allowance related to state and local deferred tax assets	$196	$138
Valuation allowance related to foreign operations deferred tax assets	18	25
Total valuation allowance	$214	$163

The following table sets forth the amount and expiration dates of federal, state and foreign operating losses, capital loss and tax credit carryforwards for tax purposes, as of the periods indicated:

	As of December 31,
	2017	2016

	(in millions)
Federal net operating and capital loss carryforwards	$0	$0
State net operating and capital loss carryforwards(1)	$5,806	$4,201
Foreign operating loss carryforwards(2)	$58	$45
Alternative minimum tax credits(3)	$0	$66
__________

(1)	Expires between 2018 and 2037.

(2)	$16 million expires between 2020 and 2035 and $42 million has an unlimited carryforward.

(3)	Effective in 2018, the alternative minimum tax is repealed for corporations.

Consistent with the Tax Act of 2017, the Company provides U.S. income tax for all unremitted earnings of the Company’s foreign affiliates. For certain foreign affiliates organized in withholding tax jurisdictions, the Company considers the unremitted foreign earnings of those affiliates to be indefinitely reinvested, and therefore does not provide for the withholding tax when calculating its current and deferred tax obligations. For certain other foreign affiliates organized in withholding tax jurisdictions, the Company does not consider unremitted earnings indefinitely reinvested, and therefore provides for foreign withholding tax when calculating its current and deferred tax obligations. The following table summarizes the Company’s indefinite reinvestment assertions for jurisdictions in which the Company operates that impose a withholding tax on dividends:

Unremitted earnings are indefinitely reinvested	Unremitted earnings are not indefinitely reinvested
All operations in Korea and Luxembourg, and its insurance operations in Chile, China, Italy, Poland and Taiwan	Insurance operations in Indonesia and Ghana, and non-insurance operations in China, Italy and Taiwan

During the third quarter of 2015, the Company determined that the earnings from its Brazilian insurance operations would be repatriated to the U.S. Accordingly, earnings from those Brazilian insurance operations were not considered indefinitely reinvested, and the Company recognized an income tax benefit of $3 million in “Income (loss) before equity in earnings of operating joint ventures” during 2015. During the fourth quarter of 2017, in light of and for the period after the Tax Act of 2017, the Company determined that all unremitted earnings of the Company’s foreign operations are not considered indefinitely reinvested for purposes of determining U.S. tax liability, as well as determining whether the unremitted earnings of the Company’s foreign operations are considered indefinitely reinvested for purposes of determining its foreign withholding tax liability, as described above. Prior to the enactment of the Tax Act of 2017, for the Japanese insurance operations, the Company provided for U.S. income taxes on pre-2014 U.S. GAAP earnings, post-2013 realized and unrealized capital gains, and an additional amount from Gibraltar Life and Prudential Gibraltar, not to exceed the deferred tax asset recorded in the Statement of Financial Position as of the acquisition date for Prudential Gibraltar and the Star and Edison Businesses. The Company had no change to its U.S. tax in “Income (loss) before equity in earnings of operating joint ventures” during 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which, in 2017, 2016, and 2015, U.S. deferred taxes have not been provided, and for which, in 2017, foreign deferred withholding taxes have not been provided. The net tax liability that may arise if the 2017 earnings were remitted can range from $0 to $302 million. The actual amount of this tax liability is dependent upon the resolution of uncertainty created by the Tax Act of 2017 in determining the amount of such withholding taxes that would be creditable against the Company's U.S. income tax liability.

	At December 31,
	2017	2016	2015

	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment for all tax purposes)(1)	N/A	$4,231	$3,215
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment only for Withholding Taxes)	$2,603	N/A	N/A
 __________

(1)	Consistent with the Tax Act of 2017, the Company provides U.S. income tax for all unremitted earnings of the Company’s foreign affiliates as of December 31, 2017.

The Company’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” includes income from domestic operations of $2,541 million, $1,242 million and $4,235 million, and income (loss) from foreign operations of $3,945 million, $4,463 million and $3,534 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Tax Audit and Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated.

	2017	2016	2015

	(in millions)
Balance at January 1,	$26	$6	$6
Increases in unrecognized tax benefits—prior years	11	10	0
(Decreases) in unrecognized tax benefits—prior years	(5)	0	0
Increases in unrecognized tax benefits—current year	14	10	0
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	(1)	0	0
Balance at December 31,	$45	$26	$6
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$45	$26	$6

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

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2017	2016	2015

	(in millions)
Interest and penalties recognized in the Consolidated Statements of Operations	$(3)	$1	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2017	2016

	(in millions)
Interest and penalties recognized in liabilities in the Consolidated Statements of Financial Position	$1	$5

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2017:

Major Tax Jurisdiction	Open Tax Years
United States	2014-2016
Japan	Fiscal years ended March 31, 2013-2017
Korea	Fiscal year ended March 31, 2013, the periods ended December 31, 2013-2016

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

Certain of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2016, the Tokyo Regional Taxation Bureau concluded a routine tax audit of the tax returns of the Company’s affiliates in Japan for their tax years ended March 31, 2013 to March 31, 2015. These activities had no material impact on the Company’s 2015, 2016 or 2017 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2015, the Korean National Tax Service concluded a routine tax audit of the tax returns of Prudential of Korea for the tax years ended March 31, 2010 to March 31, 2012. These activities had no material impact on the Company’s 2015, 2016 or 2017 results.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level––The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,086	$52	$	$26,138
Obligations of U.S. states and their political subdivisions	0	10,466	5		10,471
Foreign government bonds	0	103,271	148		103,419
U.S. corporate public securities	0	90,115	109		90,224
U.S. corporate private securities(2)	0	31,845	1,889		33,734
Foreign corporate public securities	0	29,329	79		29,408
Foreign corporate private securities	0	23,528	699		24,227
Asset-backed securities(3)	0	5,629	6,604		12,233
Commercial mortgage-backed securities	0	13,268	13		13,281
Residential mortgage-backed securities	0	3,547	98		3,645
Subtotal	0	337,084	9,696		346,780
Trading account assets:(4)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	328	0		328
Obligations of U.S. states and their political subdivisions	0	208	0		208
Foreign government bonds	0	857	223		1,080
Corporate securities	0	16,712	552		17,264
Asset-backed securities(3)	0	697	788		1,485
Commercial mortgage-backed securities	0	2,321	0		2,321
Residential mortgage-backed securities	0	1,029	1		1,030
Equity securities	2,015	274	509		2,798
All other(5)	56	10,763	8	(9,601)	1,226
Subtotal	2,071	33,189	2,081	(9,601)	27,740
Equity securities, available-for-sale	5,344	540	290		6,174
Commercial mortgage and other loans	0	593	0		593
Other long-term investments(6)	24	111	136	1	272
Short-term investments	3,906	1,850	8		5,764
Cash equivalents	1,900	6,398	0		8,298
Other assets	0	1	13		14
Separate account assets(7)(8)	45,397	232,874	2,122		280,393
Total assets	$58,642	$612,640	$14,346	$(9,600)	$676,028
Future policy benefits(9)	$0	$0	$8,720	$	$8,720
Other liabilities	4	5,946	50	(5,312)	688
Notes issued by consolidated VIEs	0	0	1,196		1,196
Total liabilities	$4	$5,946	$9,966	$(5,312)	$10,604

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$23,784	$0	$	$23,784
Obligations of U.S. states and their political subdivisions	0	9,687	5		9,692
Foreign government bonds	0	96,132	124		96,256
U.S. corporate public securities	0	81,350	261		81,611
U.S. corporate private securities(2)	0	30,434	1,354		31,788
Foreign corporate public securities	0	28,166	71		28,237
Foreign corporate private securities	0	20,393	487		20,880
Asset-backed securities(3)	0	7,591	4,344		11,935
Commercial mortgage-backed securities	0	12,690	14		12,704
Residential mortgage-backed securities	0	4,335	197		4,532
Subtotal	0	314,562	6,857		321,419
Trading account assets:(4)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	301	0		301
Obligations of U.S. states and their political subdivisions	0	194	0		194
Foreign government bonds	0	714	227		941
Corporate securities	0	16,992	188		17,180
Asset-backed securities(3)	0	1,086	329		1,415
Commercial mortgage-backed securities	0	2,061	1		2,062
Residential mortgage-backed securities	0	1,208	2		1,210
Equity securities	1,690	214	487		2,391
All other(5)	208	13,259	1	(11,708)	1,760
Subtotal	1,898	36,029	1,235	(11,708)	27,454
Equity securities, available-for-sale	6,033	3,450	265		9,748
Commercial mortgage and other loans	0	519	0		519
Other long-term investments(6)	44	106	7	(8)	149
Short-term investments	5,623	1,558	1		7,182
Cash equivalents	3,885	4,421	0		8,306
Other assets	0	0	0		0
Separate account assets(7)(8)	38,915	221,253	1,849		262,017
Total assets	$56,398	$581,898	$10,214	$(11,716)	$636,794
Future policy benefits(9)	$0	$0	$8,238	$	$8,238
Other liabilities	8	6,284	22	(5,945)	369
Notes issued by consolidated VIEs	0	0	1,839		1,839
Total liabilities	$8	$6,284	$10,099	$(5,945)	$10,446
__________

(1)
“Netting” amounts represent cash collateral of $4,288 million and $5,771 million as of December 31, 2017 and 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with both fair value and carrying amount of $2,660 million and $1,456 million, as of December 31, 2017 and 2016, respectively, which have been offset with the associated payables under a netting agreement.

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

(6)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2017 and 2016, the fair values of such investments were $1,969 million and $1,579 million respectively.

(7)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate net asset value per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2017 and 2016, the fair value of such investments was $26,224 million and $25,619 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

(9)
As of December 31, 2017, the net embedded derivative liability position of $8.7 billion includes $0.9 billion of embedded derivatives in an asset position and $9.6 billion of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $8.2 billion includes $1.2 billion of embedded derivatives in an asset position and $9.4 billion of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2017 and 2016, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The fair values of private fixed maturities, which are originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and the reduced liquidity associated with private placements. Internal adjustments are made to reflect variation in observed sector spreads. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including, but not limited to observed prices and spreads for similar publicly-traded issues, they have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the price of a security, a Level 3 classification is made.

Trading Account Assets—Trading account assets consist primarily of fixed maturity securities, equity securities and derivatives whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities” and “Derivative Instruments.”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Separate Account Assets—Separate account assets include mutual funds, fixed maturity securities, treasuries, equity securities, real estate and commercial mortgage loans for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Commercial Mortgage and Other Loans.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31,
	2017	2016
	(in millions)
Transferred from Level 1 to Level 2	$111	$86
Transferred from Level 2 to Level 1	$207	$40

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,352	Discounted cash flow	Discount rate	0.65%	—	22%	7.20%	Decrease
		Market comparables	EBITDA multiples(3)	7.4X	—	7.4X	7.4X	Increase
		Liquidation	Liquidation value	13.10%	—	25.00%	14.68%	Increase
Separate account assets-commercial mortgage loans(4)	$821	Discounted cash flow	Spread	1.08%	—	2.78%	1.20%	Decrease
Liabilities:
Future policy benefits(5)	$8,720	Discounted cash flow	Lapse rate(6)	1%	—	12%		Decrease
			Spread over LIBOR(7)	0.12%	—	1.10%		Decrease
			Utilization rate(8)	52%	—	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	—	14%		Decrease
			Equity volatility curve	13%	—	24%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,848	Discounted cash flow	Discount rate	0.70%	—	20%	7.12%	Decrease
		Market comparables	EBITDA multiples(3)	4.0X	—	4.0X	4.0X	Increase
		Liquidation	Liquidation value	15.19%	—	98.68%	91.72%	Increase
Separate account assets-commercial mortgage loans(4)	$971	Discounted cash flow	Spread	1.19%	—	2.90%	1.37%	Decrease
Liabilities:
Future policy benefits(5)	$8,238	Discounted cash flow	Lapse rate(6)	0%	—	13%		Decrease
			Spread over LIBOR(7)	0.25%	—	1.50%		Decrease
			Utilization rate(8)	52%	—	96%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	—	14%		Decrease
			Equity volatility curve	16%	—	25%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, trading account assets supporting insurance liabilities and other trading account assets.

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

(7)
The spread over LIBOR swap curve represents the premium added to the risk-free discount rate (i.e., LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2017 and 2016, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Changes in Level 3 Assets and Liabilities––The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Fixed Maturities Available-For-Sale
	U.S. Government	U.S. States	Foreign Government	Corporate Securities(1)	Structured Securities(2)
	(in millions)
Fair Value, beginning of period	$0	$5	$124	$2,173	$4,555
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(93)	70
Included in other comprehensive income (loss)	0	0	(1)	(22)	11
Net investment income	0	0	0	19	7
Purchases	42	7	0	525	4,967
Sales	0	0	0	(173)	(645)
Issuances	0	0	0	0	0
Settlements	0	0	0	(781)	(2,756)
Foreign currency translation	0	0	3	7	38
Other(4)	10	0	0	(55)	(2)
Transfers into Level 3(5)	0	0	39	1,498	3,933
Transfers out of Level 3(5)	0	(7)	(17)	(322)	(3,463)
Fair Value, end of period	$52	$5	$148	$2,776	$6,715
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(154)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Trading Account Assets
	Foreign Government	Corporate Securities	Structured Securities(2)	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$227	$188	$332	$487	$1
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	(5)	(32)	0	25	0
Net investment income	5	3	1	0	0
Purchases	0	154	656	28	46
Sales	0	(7)	(25)	(17)	0
Issuances	0	0	0	0	0
Settlements	(4)	(119)	(355)	(47)	(39)
Foreign currency translation	0	0	5	6	0
Other(4)	0	0	1	29	0
Transfers into Level 3(5)	0	383	602	31	0
Transfers out of Level 3(5)	0	(18)	(428)	(33)	0
Fair Value, end of period	$223	$552	$789	$509	$8
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$(5)	$(33)	$3	$38	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Equity Securities Available- For-Sale	Other Long-term Investments	Short-term Investments	Cash Equivalents	Other Assets
	(in millions)
Fair Value, beginning of period	$265	$7	$1	$0	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	1	0	0	(20)
Included in other comprehensive income (loss)	17	0	0	0	0
Net investment income	0	0	0	2	0
Purchases	33	0	30	93	33
Sales	(35)	0	0	0	0
Issuances	0	39	0	0	0
Settlements	0	(1)	(23)	(99)	0
Foreign currency translation	3	(1)	0	0	0
Other(4)	(1)	77	(1)	0	0
Transfers into Level 3(5)	7	14	1	4	0
Transfers out of Level 3(5)	(1)	0	0	0	0
Fair Value, end of period	$290	$136	$8	$0	$13
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$(4)	$0	$0	$0	$(21)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,849	$(8,238)	$(22)	$(1,839)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	637	(37)	(4)
Interest credited to policyholders’ account balances	81	0	0	0
Net investment income	2	0	0	0
Purchases	1,122	0	0	0
Sales	(98)	0	0	0
Issuances	0	(1,117)	0	0
Settlements	(725)	0	4	0
Foreign currency translation	0	(2)	0	0
Other(4)	0	0	5	647
Transfers into Level 3(5)	353	0	0	0
Transfers out of Level 3(5)	(462)	0	0	0
Fair Value, end of period	$2,122	$(8,720)	$(50)	$(1,196)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$372	$(37)	$(4)
Interest credited to policyholders’ account balances	$78	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Fixed Maturities Available-For-Sale
	U.S. States	Foreign Government	Corporate Securities(1)	Structured Securities(2)
	(in millions)
Fair Value, beginning of period	$6	$123	$1,222	$4,269
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(131)	10
Included in other comprehensive income (loss)	0	(3)	76	(23)
Net investment income	0	0	11	13
Purchases	0	0	318	3,582
Sales	0	0	(18)	(444)
Issuances	0	0	0	0
Settlements	(1)	0	(323)	(700)
Foreign currency translation	0	3	5	35
Other(4)	0	0	0	159
Transfers into Level 3(5)	0	1	1,486	1,787
Transfers out of Level 3(5)	0	0	(473)	(4,133)
Fair Value, end of period	$5	$124	$2,173	$4,555
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(110)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Trading Account Assets
	Foreign Government	Corporate Securities	Structured Securities(2)	Equity	All Other Activity
	(in millions)
Fair Value, beginning of period	$34	$203	$603	$589	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	(5)	(9)	(12)	8	1
Net investment income	1	2	2	0	0
Purchases	201	11	185	20	0
Sales	0	(3)	(49)	(65)	0
Issuances	0	0	0	0	0
Settlements	(4)	(41)	(122)	(108)	0
Foreign currency translation	0	0	(2)	31	0
Other(4)	0	(15)	141	14	(5)
Transfers into Level 3(5)	0	151	252	28	0
Transfers out of Level 3(5)	0	(111)	(666)	(30)	0
Fair Value, end of period	$227	$188	$332	$487	$1
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$(5)	$(10)	$(4)	$3	$1

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Equity Securities Available- For-Sale	Other Long-term Investments	Short-term Investments	Other Assets
	(in millions)
Fair Value, beginning of period	$266	$49	$0	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	52	(1)	0	(30)
Other income	0	0	0	0
Included in other comprehensive income (loss)	(75)	0	0	0
Net investment income	0	(1)	0	0
Purchases	99	1	1	23
Sales	(79)	0	0	0
Issuances	0	0	0	0
Settlements	(13)	0	0	0
Foreign currency translation	13	0	0	0
Other(4)	0	(33)	0	0
Transfers into Level 3(5)	9	0	0	0
Transfers out of Level 3(5)	(7)	(8)	0	0
Fair Value, end of period	$265	$7	$1	$0
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$(30)
Other income	$0	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Fair Value, beginning of period	$1,995	$(8,434)	$(2)	$(8,597)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	1,252	(8)	(23)
Other income	0	0	0	(14)
Interest credited to policyholders’ account balances	22	0	0	0
Net investment income	17	0	0	0
Purchases	555	0	0	0
Sales	(141)	0	0	0
Issuances	0	(1,056)	0	(2,187)
Settlements	(485)	0	(6)	697
Foreign currency translation	0	0	0	0
Other(4)	0	0	(6)	8,285
Transfers into Level 3(5)	344	0	0	0
Transfers out of Level 3(5)	(459)	0	0	0
Fair Value, end of period	$1,849	$(8,238)	$(22)	$(1,839)
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$1,046	$(9)	$(23)
Other income	$0	$0	$0	$(14)
Interest credited to policyholders’ account balances	$3	$0	$0	$0

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and other comprehensive income for the year ended December 31, 2015, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2015.

	Year Ended December 31, 2015
	Fixed Maturities Available-For-Sale
	Foreign Government	Corporate Securities(1)	Structured Securities(2)
	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$(95)	$41
Included in other comprehensive income (loss)	$(3)	$7	$(40)
Net investment income	$0	$17	$20
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$(87)	$4

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Trading Account Assets
	Corporate Securities	Structured Securities(2)	Equity	All Other Activity
	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Other income	$(28)	$(7)	$(15)	$(1)
Net investment income	$1	$1	$0	$0
Unrealized gains (losses) for assets still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Other income	$9	$(7)	$6	$(1)

	Year Ended December 31, 2015
	Equity Securities Available- For-Sale	Other Long-term Investments	Other Assets
	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$15	$21	$0
Included in other comprehensive income (loss)	$1	$0	$0
Net investment income	$0	$(1)	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$(3)	$19	$2

	Year Ended December 31, 2015
	Separate Account Assets(3)	Future Policy Benefits	Other Liabilities	Notes Issued by Consolidated VIEs
	(in millions)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$717	$1	$287
Other income	$0	$0	$0	$146
Interest credited to policyholders’ account balances	$(38)	$0	$0	$0
Net investment income	$24	$0	$0	$0
Unrealized gains (losses) for assets/liabilities still held(6):
Included in earnings:
Realized investment gains (losses), net	$0	$485	$1	$287
Other income	$0	$0	$0	$146
Interest credited to policyholders’ account balances	$318	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

__________

(1)
Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period amounts were aggregated to conform to current period presentation.

(2)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities. Prior period information has been revised to conform to current period presentation.

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

(4)
Other, for the period ended December 31, 2017 primarily represents deconsolidations of certain previously consolidated collateralized loan obligations and reclassifications of certain assets between reporting categories. Other, for the period ended December 31, 2016 primarily represents deconsolidations of certain previously consolidated collateralized loan obligations.

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

Derivative Fair Value Information

The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying. These tables include NPR and exclude embedded derivatives and associated reinsurance recoverables. The derivative assets and liabilities shown below are included in “Trading account assets-All Other Activity,” “Other long-term investments” or “Other liabilities” in the tables contained within the section “—Assets and Liabilities by Hierarchy Level” and “—Changes in Level 3 Assets and Liabilities”, above.

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$25	$8,399	$0	$	$8,424
Currency	0	165	0		165
Credit	0	21	0		21
Currency/Interest Rate	0	1,588	0		1,588
Equity	2	595	10		607
Commodity	0	0	0		0
Netting(1)				(9,600)	(9,600)
Total derivative assets	$27	$10,768	$10	$(9,600)	$1,205
Derivative liabilities:
Interest Rate	$1	$3,800	$3	$	$3,804
Currency	0	262	0		262
Credit	0	5	0		5
Currency/Interest Rate	0	1,149	0		1,149
Equity	2	733	0		735
Commodity	0	0	0		0
Netting(1)				(5,312)	(5,312)
Total derivative liabilities	$3	$5,949	$3	$(5,312)	$643

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$55	$9,269	$6	$	$9,330
Currency	0	375	0		375
Credit	0	1	0		1
Currency/Interest Rate	0	3,174	0		3,174
Equity	0	203	0		203
Commodity	0	0	0		0
Netting(1)				(11,716)	(11,716)
Total derivative assets	$55	$13,022	$6	$(11,716)	$1,367
Derivative liabilities:
Interest Rate	$1	$4,515	$2	$	$4,518
Currency	0	893	0		893
Credit	0	25	0		25
Currency/Interest Rate	0	365	0		365
Equity	6	483	0		489
Commodity	0	0	0		0
Netting(1)				(5,945)	(5,945)
Total derivative liabilities	$7	$6,281	$2	$(5,945)	$345
 __________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2017, as well as the portion of gains or losses included in income for the year ended December 31, 2017, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Net Derivative– Equity	Net Derivative– Interest Rate

	(in millions)
Fair Value, beginning of period	$0	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(7)
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Foreign currency translation	0	0
Other(1)	10	0
Transfers into Level 3(3)	0	0
Transfers out of Level 3(3)	0	0
Fair Value, end of period	$10	$(3)
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$(7)
Other income	$0	$0

	Year Ended December 31, 2016
	Net Derivative– Equity	Net Derivative– Interest Rate

	(in millions)
Fair Value, beginning of period	$32	$5
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Other(2)	(32)	0
Transfers into Level 3(3)	0	0
Transfers out of Level 3(3)	0	0
Fair Value, end of period	$0	$4
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$0	$0
Other income	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Net Derivative– Equity	Net Derivative– Interest Rate

	(in millions)
Fair Value, beginning of period	$6	$3
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	20	2
Other income	0	0
Purchases	9	0
Sales	(2)	0
Issuances	0	0
Settlements	0	0
Other	0	0
Transfers into Level 3(3)	0	0
Transfers out of Level 3(3)	(1)	0
Fair Value, end of period	$32	$5
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$20	$2
Other income	$0	$0
__________

(1)	Relates to warrants received in an asset restructuring that resulted in reclassification of reporting category.

(2)	Relates to private warrants reclassified from derivatives to trading securities.

(3)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfer occurs.

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

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Commercial mortgage loans(1):
Carrying value after measurement as of period end	$64	$47	$0
Realized investment gains (losses) net	$(2)	$(5)	$0
Mortgage servicing rights(2):
Carrying value after measurement as of period end	$60	$84	$90
Realized investment gains (losses) net	$7	$(1)	$(7)
Cost method investments(3):
Carrying value after measurement as of period end	$150	$284	$239
Realized investment gains (losses) net	$(29)	$(85)	$(123)
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that result from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other long-term investments and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Interest income on commercial mortgage and other loans is included in “Net investment income.” Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Assets:
Commercial mortgage and other loans:
Changes in instrument-specific credit risk	$0	$0	$0
Other changes in fair value	$0	$0	$0
Other long-term investments:
Changes in fair value	$147	$58	$2
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$4	$37	$(434)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Commercial mortgage and other loans:
Interest income	$13	$10	$11
Notes issued by consolidated VIEs:
Interest expense	$75	$120	$351

	Year Ended December 31,
	2017	2016
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$593	$519
Aggregate contractual principal as of period end	$582	$508
Other long-term investments:
Fair value as of period end	$1,945	$1,556
Notes issued by consolidated VIEs:
Fair value as of period end	$1,196	$1,839
Aggregate contractual principal as of period end	$1,233	$1,886
__________

(1)	As of December 31, 2017, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

Fair Value of Financial Instruments

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position. In some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,484	$946	$2,430	$2,049
Trading account assets	58	51	0	109	109
Commercial mortgage and other loans	0	129	56,619	56,748	55,452
Policy loans	1	0	11,890	11,891	11,891
Short-term investments	989	22	0	1,011	1,011
Cash and cash equivalents	5,997	195	0	6,192	6,192
Accrued investment income	0	3,325	0	3,325	3,325
Other assets	45	2,385	685	3,115	3,115
Total assets	$7,090	$7,591	$70,140	$84,821	$83,144
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,045	$67,141	$100,186	$99,948
Securities sold under agreements to repurchase	0	8,400	0	8,400	8,400
Cash collateral for loaned securities	0	4,354	0	4,354	4,354
Short-term debt	0	1,384	0	1,384	1,380
Long-term debt(4)	1,296	16,369	2,095	19,760	17,172
Notes issued by consolidated VIEs	0	0	322	322	322
Other liabilities	0	6,002	715	6,717	6,717
Separate account liabilities—investment contracts	0	71,336	30,490	101,826	101,826
Total liabilities	$1,296	$140,890	$100,763	$242,949	$240,119

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,526	$998	$2,524	$2,144
Trading account assets	0	150	0	150	150
Commercial mortgage and other loans	0	139	53,625	53,764	52,260
Policy loans	1	0	11,754	11,755	11,755
Short-term investments	0	326	0	326	326
Cash and cash equivalents	4,945	876	0	5,821	5,821
Accrued investment income	0	3,204	0	3,204	3,204
Other assets	54	1,976	658	2,688	2,688
Total assets	$5,000	$8,197	$67,035	$80,232	$78,348
Liabilities:
Policyholders’ account balances—investment contracts	$0	$41,653	$58,392	$100,045	$99,719
Securities sold under agreements to repurchase	0	7,606	0	7,606	7,606
Cash collateral for loaned securities	0	4,333	0	4,333	4,333
Short-term debt	0	1,077	73	1,150	1,133
Long-term debt(4)	1,267	15,705	2,957	19,929	18,041
Notes issued by consolidated VIEs(5)	0	0	311	311	311
Other liabilities	0	6,540	696	7,236	7,236
Separate account liabilities—investment contracts	0	71,010	27,578	98,588	98,588
Total liabilities	$1,267	$147,924	$90,007	$239,198	$236,967
__________

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At December 31, 2017 and 2016, the fair values of these cost method investments were $1,795 million and $1,514 million, respectively. The carrying value of these investments were $1,571 million and $1,478 million as of December 31, 2017 and 2016, respectively.

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

(3)
As of December 31, 2017, excludes notes with fair value and carrying amount of $4,913 million and $4,627 million, respectively. As of December 31, 2016, excludes notes with both fair value and carrying amount of $4,403 million. These amounts have been offset with the associated payables under a netting agreement.

(4)
As of December 31, 2017, includes notes with fair value and carrying amount of $7,577 million and $7,287 million, respectively. As of December 31, 2016, includes notes with both fair value and carrying amount of $5,859 million. These amounts have been offset with the associated receivables under a netting agreement.

(5)	The amount as of December 31, 2016 was added to the table to correct the previously reported amounts.

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

Policyholders’ Account Balances—Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, single premium endowments, payout annuities and other similar contracts without life contingencies, fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s NPR. For guaranteed investment contracts, funding agreements, structured settlements without life contingencies and other similar products, fair values are generally derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. For defined contribution and defined benefit contracts and certain other products, the fair value is the market value of the assets supporting the liabilities.

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

Debt

The fair value of short-term and long-term debt, as well as notes issued by consolidated VIEs, is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. With the exception of the notes issued by consolidated VIEs for which recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company, the fair values of these instruments consider the Company’s NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps, options and futures are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in their values it owns or anticipates acquiring or selling.

Swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.

The Company also uses interest rate swaptions, caps, and floors to manage interest rate risk. A swaption is an option to enter into a swap with a forward starting effective date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In an interest rate cap, the buyer receives payments at the end of each period in which the interest rate exceeds the agreed strike price. Similarly, in an interest rate floor, the buyer receives payments at the end of each period in which the interest rate is below the agreed strike price. Swaptions, caps and floors are included in interest rate options.

In standardized exchange-traded interest rate futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the daily market values of underlying referenced investments. The Company enters into exchange-traded futures with regulated futures commission’s merchants who are members of a trading exchange.

Equity Contracts

Equity options, total return swaps, and futures are used by the Company to manage its exposure to the equity markets which impacts the value of assets and liabilities it owns or anticipates acquiring or selling.

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

In standardized exchange-traded equity futures transactions, the Company purchases or sells a specified number of contracts, the values of which are determined by the daily market values of underlying referenced equity indices. The Company enters into exchange-traded futures with regulated futures commission’s merchants who are members of a trading exchange.

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

Credit Contracts

The Company writes credit default swaps to gain exposure similar to investment in public fixed maturity cash instruments. With these derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced names (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate. See credit derivatives written section for further discussion of guarantees. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and NPR. This netting impact results in total derivative assets of $1,205 million and $1,367 million as of December 31, 2017 and 2016, respectively, and total derivative liabilities of $643 million and $345 million as of December 31, 2017 and 2016, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2017			December 31, 2016
Primary Underlying/ Instrument Type		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,204	$271	$(88)	$1,117	$17	$(111)
Foreign Currency
Foreign Currency Forwards	545	0	(8)	167	3	(1)
Currency/Interest Rate
Foreign Currency Swaps	17,732	766	(735)	14,737	1,956	(54)
Total Qualifying Hedges	$21,481	$1,037	$(831)	$16,021	$1,976	$(166)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$158,552	$7,958	$(3,509)	$162,131	$8,969	$(4,274)
Interest Rate Futures	23,792	25	(1)	31,183	55	(1)
Interest Rate Options	18,456	167	(203)	13,290	289	(132)
Interest Rate Forwards	1,498	6	(2)	321	0	(1)
Foreign Currency
Foreign Currency Forwards	23,905	164	(254)	21,042	372	(892)
Foreign Currency Options	59	0	0	93	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,777	822	(414)	12,336	1,218	(311)
Credit
Credit Default Swaps	1,314	21	(5)	918	1	(25)
Equity
Equity Futures	710	2	(2)	1,371	0	(5)
Equity Options	36,007	588	(364)	12,020	102	(93)
Total Return Swaps	15,558	17	(369)	18,167	101	(390)
Commodity
Commodity Futures	0	0	0	1	0	0
Synthetic GICs	77,290	0	(1)	77,197	5	0
Total Non-Qualifying Derivatives	$370,918	$9,770	$(5,124)	$350,070	$11,112	$(6,124)
Total Derivatives(1)	$392,399	$10,807	$(5,955)	$366,091	$13,088	$(6,290)
 __________

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $8,748 million and $8,252 million as of December 31, 2017, and 2016, respectively, primarily included in “Future policy benefits.”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Most of the Company’s derivatives do not qualify for hedge accounting for various reasons. For example: (i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income; (ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules; and (iii) synthetic GICs, which are product standalone derivatives, do not qualify as hedging instruments under hedge accounting rules.

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

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,710	$(9,600)	$1,110	$(625)	$485
Securities purchased under agreement to resell	240	0	240	(240)	0
Total Assets	$10,950	$(9,600)	$1,350	$(865)	$485
Offsetting of Financial Liabilities:
Derivatives(1)	$5,948	$(5,312)	$636	$(588)	$48
Securities sold under agreement to repurchase	8,400	0	8,400	(8,400)	0
Total Liabilities	$14,348	$(5,312)	$9,036	$(8,988)	$48

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount

	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$12,987	$(11,716)	$1,271	$(399)	$872
Securities purchased under agreement to resell	1,016	0	1,016	(1,016)	0
Total Assets	$14,003	$(11,716)	$2,287	$(1,415)	$872
Offsetting of Financial Liabilities:
Derivatives(1)	$6,281	$(5,945)	$336	$(299)	$37
Securities sold under agreement to repurchase	7,606	0	7,606	(7,606)	0
Total Liabilities	$13,887	$(5,945)	$7,942	$(7,905)	$37
 __________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$16	$(19)	$0	$0	$(1)	$0
Currency	(6)	0	0	0	0	0
Total fair value hedges	10	(19)	0	0	(1)	0
Cash flow hedges
Interest Rate	0	0	0	(3)	0	7
Currency	0	0	0	0	0	(3)
Currency/Interest Rate	0	189	(303)	0	0	(1,359)
Total cash flow hedges	0	189	(303)	(3)	0	(1,355)
Net investment hedges
Currency	0	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(9)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,161	0	0	0	0	0
Currency	(340)	0	0	0	0	0
Currency/Interest Rate	(250)	0	(5)	0	0	0
Credit	13	0	0	0	0	0
Equity	(2,498)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	644	0	0	0	0	0
Total non-qualifying hedges	(1,270)	0	(5)	0	0	0
Total	$(1,260)	$170	$(308)	$(3)	$(1)	$(1,364)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$26	$(31)	$0	$0	$0	$0
Currency	21	(1)	0	0	0	0
Total fair value hedges	47	(32)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(5)	0	(1)
Currency/Interest Rate	0	123	269	0	0	152
Total cash flow hedges	0	123	269	(5)	0	151
Net investment hedges
Currency(2)	5	0	0	0	0	(5)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	5	0	0	0	0	(5)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,564	0	0	0	0	0
Currency	463	0	1	0	0	0
Currency/Interest Rate	10	0	3	0	0	0
Credit	32	0	0	0	0	0
Equity	(2,171)	0	0	0	0	0
Commodity	(1)	0	0	0	0	0
Embedded Derivatives	1,260	0	0	0	0	0
Total non-qualifying hedges	1,157	0	4	0	0	0
Total	$1,209	$91	$273	$(5)	$0	$146

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$29	$(44)	$0	$0	$0	$0
Currency	18	(1)	0	0	0	0
Total fair value hedges	47	(45)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(7)	0	2
Currency/Interest Rate	0	75	146	0	0	957
Total cash flow hedges	0	75	146	(7)	0	959
Net investment hedges
Currency	0	0	0	0	0	9
Currency/Interest Rate	0	0	0	0	0	31
Total net investment hedges	0	0	0	0	0	40
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,394	0	0	0	0	0
Currency	(124)	0	(2)	0	0	0
Currency/Interest Rate	563	0	7	0	0	0
Credit	(5)	0	0	0	0	0
Equity	(591)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	724	0	0	0	0	0
Total non-qualifying hedges	1,961	0	5	0	0	0
Total	$2,008	$30	$151	$(7)	$0	$999
 __________

(1)	Amounts deferred in AOCI.

(2)	Relates to the sale of equity method investments.

For the years ended December 31, 2017, 2016, and 2015, the ineffective portion of derivatives accounted for using hedge accounting were de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(in millions)
Balance, December 31, 2014	$206
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2015	1,199
Amount reclassified into current period earnings	(240)
Balance, December 31, 2015	1,165
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2016	602
Amount reclassified into current period earnings	(451)
Balance, December 31, 2016	1,316
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2017	(1,373)
Amount reclassified into current period earnings	18
Balance, December 31, 2017	$(39)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2017 values, it is estimated that a pre-tax gain of approximately $157 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2018, offset by amounts pertaining to the hedged items.

The Company’s exposure from the qualified cash flow hedges reflect variability of future cash flows in foreign currency amounts related to both the forecasted transactions and the receipt or payment of interest on existing financial instruments; as of December 31, 2017, the maximum length of time over which these cash flow hedges are outstanding were 5 years and 40 years, respectively.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $526 million in 2017, $536 million in 2016, and $541 million in 2015, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $114 million and $112 million as of December 31, 2017 and 2016, respectively. These credit derivatives are reported at fair value as an asset of $2 million and an asset of less than $1 million, as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the notional amount of these credit derivatives had the following NAIC ratings: $36 million in NAIC 1; $62 million in NAIC 2; $5 million in NAIC 3; $2 million in NAIC 4; $5 million in NAIC 5 and $4 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $1,022 million and $50 million, reported at fair value as an asset of $18 million and fair value as a liability of less than $1 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the notional amount of these credit derivatives had the following NAIC ratings: $52 million in NAIC 1; and $970 million in NAIC 4. NAIC designations are based on the lowest rated single name reference included in the index.

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

The Company had a credit derivative that required the Company to make certain payments in the event of deterioration in the value of the surplus notes issued by a subsidiary of Prudential Insurance. A $12 million payment was made to terminate the credit derivative in September 2017. As of December 31, 2017 and 2016, the outstanding notional amount of this credit derivative was $0 million and $500 million, reported at fair value as a liability of $0 million and $17 million, respectively. No collateral was pledged in either period.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2017 and 2016, the Company had $178 million and $256 million of outstanding notional amounts, reported at fair value as a liability of $5 million and $8 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through a central clearing and OTC; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

Substantially all of the Company’s derivative agreements have zero thresholds which require daily full collateralization by the party in a liability position. In addition, certain of the Company’s derivative agreements contain credit-risk related contingent features; if the credit rating of one of the parties to the derivative agreement is to fall below a certain level, the party with positive fair value could request termination at the then fair value or demand immediate full collateralization from the party whose credit rating fell and is in a net liability position.

As of December 31, 2017, there were no net liability derivative positions with counterparties with credit risk-related contingent features; as such, all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

22.	SEGMENT INFORMATION

Segments

Effective in the fourth quarter of 2017, the Company implemented a new organizational structure for the U.S. businesses, which retains our existing reportable segments but realigns them under new divisions. The Company now operates through five divisions, which together encompass seven reportable segments, and its Corporate and Other operations.

U.S. Individual Solutions division. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent and affluent markets. The Individual Life segment manufactures and distributes individual variable life, term life and universal life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets.

U.S. Workplace Solutions division. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans and offers innovative pension risk transfer solutions, investment-only stable value products, guaranteed investment contracts, funding agreements, institutional and retail notes, structured settlement annuities and other group annuities. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S., primarily to institutional clients for use in connection with employee plans and affinity groups.

Investment Management division. The Investment Management division consists of the Investment Management segment, which provides a broad array of investment management and advisory services by means of institutional portfolio management, mutual funds, asset securitization activity and other structured products, and strategic investments. These products and services are provided to the public and private marketplace and to other segments of the Company.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Corporate and Other. Corporate and Other includes corporate items and initiatives that are not allocated to business segments, and divested businesses. Corporate operations consist primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, as well as tax credit investments and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) the Company’s qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) certain retained obligations relating to pre-demutualization policyholders; (7) a life insurance joint venture and an asset management joint venture in China; (8) the Company’s Capital Protection Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar-denominated earnings in our International Insurance segment; (10) the impact of intercompany arrangements with our Retirement and Investment Management segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

For information related to significant acquisitions, see Note 3. For information related to the adoption of new accounting pronouncements, see Note 2. The segments’ results in prior years have been revised for these items, as applicable, to conform to the current year presentation.

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources and, consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the following items, which are described in greater detail below:

•	realized investment gains (losses), net, and related adjustments and charges;

•	net investment gains (losses) on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	divested businesses; and

•	equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests.
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

As discussed in Note 1, during 2016, the Company recorded certain out of period adjustments. These adjustments resulted in a decrease in pre-tax adjusted operating income of $114 million for the year ended December 31, 2016, principally consisting of a net decrease of $153 million for the Individual Life Insurance segment. Management evaluated the adjustments, both individually and in the aggregate, and concluded that they were not material to any previously reported quarterly or annual financial statements.

Realized investment gains (losses), net, and related charges and adjustments

Realized investment gains (losses), net

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Adjusted operating income excludes “Realized investment gains (losses), net,” except for certain items described below. Significant activity excluded from adjusted operating income includes impairments and credit-related gains (losses) from sales of securities, the timing of which depends largely on market credit cycles and can vary considerably across periods, and interest rate-related gains (losses) from sales of securities, which are largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile. Additionally, adjusted operating income generally excludes realized investment gains (losses) from products that contain embedded derivatives, and from associated derivative portfolios that are part of an asset/liability management program related to the risk of those products. However, the effectiveness of the hedging program will ultimately be reflected in adjusted operating income over time. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2017	2016	2015

	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$(15)	$39	$284
Current period yield adjustments	$434	$466	$475
Principal source of earnings	$(8)	$74	$123
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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains on certain derivative contracts that were terminated or offset before their final maturity of $53 million, $49 million and $55 million for the years ended 2017, 2016 and 2015, respectively. As of December 31, 2017, there was a $80 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Insurance segment. Also included in the amounts shown in the table above are fees related to synthetic GICs of $159 million, $158 million and $158 million for the years ended 2017, 2016 and 2015, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 21 for additional information on synthetic GICs.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Principal Source of Earnings. The Company conducts certain activities for which realized investment gains (losses) are a principal source of earnings for its businesses and are therefore included in adjusted operating income, particularly within the Company’s Investment Management segment. For example, Investment Management’s strategic investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The realized investment gains (losses) associated with the sale of these strategic investments, as well as the majority of derivative results, are a principal activity for this business and included in adjusted operating income. In addition, the realized investment gains (losses) associated with loans originated by the Company’s commercial mortgage operations, as well as related derivative results and retained mortgage servicing rights, are a principal activity for this business and are therefore included in adjusted operating income.

Adjustments related to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2017	2016	2015

	(in millions)
Net gains (losses) from:
Other trading account assets	$184	$(95)	$(94)
Foreign currency exchange movements	$(135)	$(154)	$69
Other activities	$(20)	$(18)	$9

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

Foreign Currency Exchange Movements. The Company has certain assets and liabilities for which, under U.S. GAAP, the changes in value, including those associated with changes in foreign currency exchange rates during the period, are recorded in “Other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged or considered part of the Company’s capital funding strategies for its international subsidiaries, the change in value included in “Other income” is excluded from adjusted operating income. The insurance liabilities are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While these non-yen denominated assets and liabilities are economically hedged, unrealized gains (losses) on available-for-sale investments, including those arising from foreign currency exchange rate movements, are recorded in AOCI under U.S. GAAP, while the non-yen denominated liabilities are remeasured for foreign currency exchange rate movements, with the related change in value recorded in earnings within “Other income.” Due to this non-economic volatility that has been reflected in U.S. GAAP earnings, the change in value recorded within “Other income” is excluded from adjusted operating income.

Other Activities. The Company excludes certain other items from adjusted operating income that are consistent with similar adjustments described above.

Charges related to realized investment gains (losses), net

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Closed Block division, which is comprised of the Closed Block segment is accounted for as a divested business because it consists primarily of certain participating insurance and annuity products that the Company ceased selling at demutualization in 2001. See Note 12 for further information on the Closed Block.

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income before income taxes and equity in earnings of operating joint ventures:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31,
	2017	2016	2015

	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$2,198	$1,765	$1,797
Individual Life	(191)	79	635
Total U.S. Individual Solutions division(1)	2,007	1,844	2,432
Retirement	1,244	1,012	931
Group Insurance	253	220	176
Total U.S. Workplace Solutions division(1)	1,497	1,232	1,107
Investment Management	979	787	779
Total Investment Management division(1)	979	787	779
International Insurance	3,198	3,117	3,226
Total International Insurance division	3,198	3,117	3,226
Corporate and Other operations	(1,437)	(1,581)	(1,313)
Total Corporate and Other	(1,437)	(1,581)	(1,313)
Total segment adjusted operating income before income taxes	6,244	5,399	6,231
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(602)	989	2,258
Charges related to realized investment gains (losses), net	544	(466)	(679)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	336	(17)	(524)
Change in experience-rated contractholder liabilities due to asset value changes	(151)	21	433
Divested businesses:
Closed Block division	45	(132)	58
Other divested businesses	38	(84)	(66)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	33	(5)	58
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$6,487	$5,705	$7,769
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See Note 1 for additional information.

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

Reconciliation of select financial information

The tables below present certain financial information for the Company’s reportable segments:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31,
	2017	2016

	(in millions)
Total Assets:
Individual Annuities	$183,666	$170,861
Individual Life	83,985	77,524
Total U.S. Individual Solutions division(1)	267,651	248,385
Retirement	183,629	173,509
Group Insurance	41,575	40,642
Total U.S. Workplace Solutions division(1)	225,204	214,151
Investment Management	49,944	49,255
Total Investment Management division(1)	49,944	49,255
International Insurance	211,432	197,119
Total International Insurance division	211,432	197,119
Corporate and Other operations	14,556	13,001
Total Corporate and Other	14,556	13,001
Closed Block	63,134	62,051
Total Closed Block division	63,134	62,051
Total per Consolidated Statements of Financial Position	$831,921	$783,962
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC

	(in millions)

Individual Annuities	$5,110	$742	$318	$330	0	$70	$464
Individual Life	4,974	1,948	2,100	719	36	648	483
Total U.S. Individual Solutions division	10,084	2,690	2,418	1,049	36	718	947
Retirement	13,843	4,482	10,035	1,507	0	26	26
Group Insurance	5,471	637	4,073	274	0	5	14
Total U.S. Workplace Solutions division	19,314	5,119	14,108	1,781	0	31	40
Investment Management	3,355	170	0	0	0	27	11
Total Investment Management division	3,355	170	0	0	0	27	11
International Insurance	21,560	5,027	13,440	899	48	13	1,138
Total International Insurance division	21,560	5,027	13,440	899	48	13	1,138
Corporate and Other operations	(667)	493	21	0	0	533	(43)
Total Corporate and Other	(667)	493	21	0	0	533	(43)
Total	53,646	13,499	29,987	3,729	84	1,322	2,093
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(602)	(38)	0	0	0	0	0
Charges related to realized investment gains (losses), net	(215)	0	(69)	(191)	0	0	(550)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	336	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	151	0	0	0
Divested businesses:
Closed Block division	5,826	2,653	3,219	133	2,007	1	37
Other divested businesses	775	321	657	0	0	4	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(77)	0	0	0	0	0	0
Total per Consolidated Statements of Operations	$59,689	$16,435	$33,794	$3,822	$2,091	$1,327	$1,580

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC

	(in millions)

Individual Annuities	$4,666	$698	$306	$362	0	$71	$484
Individual Life	5,355	1,822	2,750	680	35	583	115
Total U.S. Individual Solutions division(1)	10,021	2,520	3,056	1,042	35	654	599
Retirement	12,876	4,263	9,328	1,473	0	19	33
Group Insurance	5,343	608	4,032	263	0	5	6
Total U.S. Workplace Solutions division(1)	18,219	4,871	13,360	1,736	0	24	39
Investment Management	2,961	80	0	0	0	15	15
Total Investment Management division(1)	2,961	80	0	0	0	15	15
International Insurance	21,009	4,759	13,183	920	49	8	1,068
Total International Insurance division	21,009	4,759	13,183	920	49	8	1,068
Corporate and Other operations	(636)	465	26	0	0	614	(49)
Total Corporate and Other	(636)	465	26	0	0	614	(49)
Total	51,574	12,695	29,625	3,698	84	1,315	1,672
Reconciling items:
Realized investment gains (losses), net, and related adjustments	989	(31)	0	0	0	0	0
Charges related to realized investment gains (losses), net	19	0	131	(50)	0	0	168
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(17)	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	(21)	0	0	0
Divested businesses:
Closed Block division	5,669	2,578	3,282	134	1,941	2	37
Other divested businesses	602	278	594	0	0	3	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(57)	0	0	0	0	0	0
Total per Consolidated Statements of Operations	$58,779	$15,520	$33,632	$3,761	$2,025	$1,320	$1,877
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC

	(in millions)

Individual Annuities	$4,695	$603	$314	$363	$0	$69	$465
Individual Life	5,233	1,669	2,245	644	33	550	133
Total U.S. Individual Solutions division(1)	9,928	2,272	2,559	1,007	33	619	598
Retirement	11,821	4,082	8,352	1,441	(2)	25	66
Group Insurance	5,143	586	3,868	257	0	8	6
Total U.S. Workplace Solutions division(1)	16,964	4,668	12,220	1,698	(2)	33	72
Investment Management	2,944	111	0	0	0	10	19
Total Investment Management division(1)	2,944	111	0	0	0	10	19
International Insurance	19,364	4,357	11,821	880	51	5	989
Total International Insurance division	19,364	4,357	11,821	880	51	5	989
Corporate and Other operations	(570)	550	16	0	0	635	(47)
Total Corporate and Other	(570)	550	16	0	0	635	(47)
Total	48,630	11,958	26,616	3,585	82	1,302	1,631
Reconciling items:
Realized investment gains (losses), net, and related adjustments	2,258	1	0	0	0	0	0
Charges related to realized investment gains (losses), net	(31)	0	39	191	0	0	452
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(524)	0	0	0	0	0	0
Change in experience-rated contractholder liabilities due to assets value changes	0	0	0	(433)	0	0	0
Divested businesses:
Closed Block division	6,160	2,653	3,365	135	2,130	1	37
Other divested businesses	638	217	607	1	0	3	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(12)	0	0	0	0	0	0
Total per Consolidated Statements of Operations	$57,119	$14,829	$30,627	$3,479	$2,212	$1,306	$2,120
 __________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See Note 1 for additional information.

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2017	2016	2015

	(in millions)
Domestic operations	$36,573	$36,079	$36,151
Foreign operations, total	$23,116	$22,700	$20,968
Foreign operations, Japan	$19,589	$19,768	$18,177
Foreign operations, Korea	$1,567	$1,439	$1,462

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other. The Investment Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2017	2016	2015

	(in millions)
Investment Management segment intersegment revenues	$717	$682	$682

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Certain services are provided under agreements between affiliates of Prudential Financial. Under one such agreement, certain domestic subsidiaries engaged certain foreign subsidiaries to perform services associated with managing assets, while certain other agreements among domestic and foreign affiliates related to corporate support services. For the period ending December 31, 2017, the domestic subsidiaries paid $56 million to the foreign subsidiaries, while $19 million was paid among certain foreign subsidiaries as a payment made in advance for services expected to be rendered and thus earned in the first quarter of 2018. These intercompany transactions are eliminated in the consolidated financial statements.

23.	COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Leases

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2017, 2016 and 2015 was $258 million, $252 million and $232 million, respectively.

The following table presents, at December 31, 2017, the Company’s future minimum lease payments under non-cancelable operating and capital leases along with associated sub-lease income:

	Operating and Capital Leases(1)	Sub-lease Income

	(in millions)
2018	$147	$0
2019	123	0
2020	94	0
2021	80	0
2022	62	0
2023 and thereafter	138	0
Total	$644	$0
__________

(1)	Future minimum lease payments under capital leases were $20 million as of December 31, 2017.

Occasionally, for business reasons, the Company may exit certain non-cancelable operating leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense net of any expected sub-lease income, and to release this reserve over the remaining commitment period. Of the total non-cancelable operating and capital leases amounts listed above, $2 million has been accrued as of December 31, 2017. There were no accruals of sub-lease income as of December 31, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Commercial Mortgage Loan Commitments

	December 31,
	2017	2016

	(in millions)
Total outstanding mortgage loan commitments	$2,772	$1,984
Portion of commitment where prearrangement to sell to investor exists	$435	$454

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	December 31,
	2017	2016

	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$6,319	$7,232
Expected to be funded from separate accounts(1)	$141	$470
__________

(1)	The amounts at December 31, 2016 have been revised to correct the previously reported amounts.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

Indemnification of Securities Lending Transactions

	December 31,
	2017	2016

	(in millions)
Indemnification provided to certain securities lending clients	$4,619	$5,352
Fair value of related collateral associated with above indemnifications	$4,722	$5,465
Accrued liability associated with guarantee	$0	$0

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

Guarantees of Asset Values

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2017	2016

	(in millions)
Guaranteed value of third parties’ assets	$77,290	$77,197
Fair value of collateral supporting these assets	$77,651	$77,760
Asset (liability) associated with guarantee, carried at fair value	$(1)	$5

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	December 31,
	2017	2016

	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,609	$1,371
First-loss exposure portion of above	$483	$416
Accrued liability associated with guarantees	$14	$13

As part of the commercial mortgage activities of the Company’s Investment Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company services $12,892 million and $11,445 million of mortgages subject to these loss-sharing arrangements as of December 31, 2017 and 2016, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of both December 31, 2017 and 2016, these mortgages had a weighted-average debt service coverage ratio of 1.82 times and a weighted-average loan-to-value ratio of 59%. The Company’s total share of losses related to indemnifications that were settled was $0 million for both years ended December 31, 2017 and 2016 and $1 million for the year ended December 31, 2015.

Other Guarantees

	December 31,
	2017	2016

	(in millions)
Other guarantees where amount can be determined	$31	$58
Accrued liability for other guarantees and indemnifications	$0	$3

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $31 million and $51 million as of December 31, 2017 and 2016, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2017	2016

	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$64	$78
Premium tax offset currently available for paid assessments	6	6
Total	$70	$84
Other liabilities:
Insolvency assessments	$39	$52

Contingent Liabilities

On an ongoing basis, the Company reviews its operations including, but not limited to, practices and procedures for meeting obligations to our customers and other parties. This review may result in the modification or enhancement of processes, including concerning the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Labor and Employment Matters

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

Individual Annuities, Individual Life and Group Insurance

Wells Fargo MyTerm Sales

In December 2016, the Company announced that it suspended sales of its MyTerm life insurance product through Wells Fargo pending completion of a Company-initiated review of how the product was being sold through Wells Fargo. The Company has offered to reimburse the full amount of premium with interest, to any Wells Fargo customers with concerns about the way in which the product was purchased. Wells Fargo distributed the product from June 2014 until sales were suspended, and Prudential Financial’s total annualized new business premiums associated with sales through Wells Fargo were approximately $4 million. Annualized new business premiums include 100% of scheduled first year premiums for policies sold during this period.

The Company has received inquiries, requests for information, subpoenas and a civil investigative demand related to this matter from state and federal regulators, including its lead state insurance regulator, NJDOBI, state attorneys general and federal legislators, and is responding to these requests. The Company has also received shareholder demands for certain books and records under New Jersey law. Litigation related to this matter is described below. The Company may become subject to additional regulatory inquiries and other investigations and actions, shareholder demands and litigation related to this matter. The Company has provided notice to Wells Fargo that it may seek indemnification under the MyTerm distribution agreement between the parties. In December 2017, NJDOBI ended its investigation and concluded that there was no evidence of improper activity by Prudential regarding the sale and marketing of MyTerm policies to Wells Fargo customers.

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

In December 2016, a putative class action complaint entitled Alex Perea, individually and on behalf of all others similarly situated v. The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, and Pruco Life Insurance Company, was filed in the United States District Court for the District of New Jersey. The complaint: (i) alleges that defendants conspired with Wells Fargo to sell a life insurance product to Wells Fargo customers without their knowledge or consent and violated federal law (Racketeer Influenced and Corrupt Organizations Act (“RICO”)) and New

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Jersey law (Consumer Fraud Act); and (ii) seeks injunctive relief, compensatory damages, exemplary and statutory penalties, treble damages, interest and attorneys’ fees and costs. In January 2017, plaintiff filed an amended complaint in the United States District Court for the District of New Jersey, alleging the same claims contained in the complaint. In February 2017, the amended complaint was withdrawn with prejudice. This case is now closed.

Huffman v. The Prudential Insurance Company of America

In September 2010, Huffman v. The Prudential Insurance Company of America, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by the Employee Retirement Income Security Act (“ERISA”)-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, challenging the use of retained asset accounts in employee welfare benefit plans to settle death benefit claims as a violation of ERISA and seeking injunctive relief and disgorgement of profits. In July 2011, Prudential Insurance’s motion for judgment on the pleadings was denied. In February 2012, plaintiffs filed a motion to certify the class. In April 2012, the court stayed the case pending the outcome of a case involving another insurer that is before the Third Circuit Court of Appeals. In August 2014, the court lifted the stay, and in September 2014, plaintiffs filed a motion seeking leave to amend the complaint. In July 2015, the court granted plaintiffs’ motion to file an amended complaint. Plaintiffs’ amended complaint added two new class representatives, a new common law breach of fiduciary duty claim, and a prohibited transactions claim under Section 406(a)(1)(C) of ERISA. In August 2015, Prudential Insurance filed its answer to the first amended complaint. In February 2016, plaintiffs filed a class certification motion. In September 2016, plaintiffs’ motion for class certification was denied, and in October 2016, plaintiffs filed a motion for reconsideration. In December 2016, the motion for reconsideration was denied. In February 2017, all parties filed motions for summary judgment. In December 2017, the court granted plaintiffs’ motion for summary judgment as to their breach of fiduciary duty claims under ERISA, dismissed plaintiffs’ state law claim, and denied the motions for summary judgment on the prohibited transaction claim. In December 2017, plaintiffs filed a motion to alter or amend the prior orders denying class certification. In January 2018, the court denied in part, and granted in part, plaintiffs’ class certification motion and certified a class limited to participants in the two employer plans involving the named plaintiffs. In February 2018, Prudential Insurance filed a petition with the Third Circuit Court of Appeals seeking permission to appeal the class certification decision.

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

Escheatment Litigation

State of West Virginia ex. Rel. John D. Perdue v. The Prudential Insurance Company of America

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

property law; and (ii) remanding the case to the Circuit court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme court. In September 2015, the West Virginia Supreme court of Appeals denied Pruco Life’s rehearing petition. In November 2015, Pruco Life filed its answer.

Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

On December 27, 2017, Total Asset Recovery Services, LLC, on behalf of the State of New York, filed a Second Amended Complaint in the Supreme Court of the State of New York, County of New York, against, among other 19 defendants, Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Insurance Agency, LLC, alleging that the Company failed to escheat life insurance proceeds in violation of the New York False Claims Act. The second amended complaint seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

Other Matters

Wood II, et al. v. PRIAC

In December 2015, a putative class action complaint entitled, Leonard D. Wood II on behalf of the KeHe Distributors, Inc. 401(k) Retirement Saving Non-Union Plan and Maya Shaw on behalf of the Exco Resources, Inc. 401(k) Plan and all other similarly situated ERISA-covered employee pension benefit plans v. PRIAC was filed in the United States District Court, District of Connecticut. The complaint: (i) seeks certification of a class of all ERISA-covered employee pension benefit plans whose plan assets were invested in group annuity contract stable value funds within six years prior to, on, or after December 3, 2015; and (ii) alleges that PRIAC breached its fiduciary obligations and accepted excessive compensation by crediting rates on the stable value accounts that are less than PRIAC's internal rate of return on those plan assets without disclosing this spread to the plans. In February 2016, PRIAC filed a motion to dismiss the complaint. In September 2016, the court issued a decision: (i) denying PRIAC’s motion to dismiss the claim alleging that it is a fiduciary under ERISA; and (ii) granting PRIAC’s motion to dismiss the claim alleging non-fiduciary liability. In October 2016, PRIAC filed its Answer. In January 2017, plaintiffs filed a motion for class certification. In February 2017, the court granted the unopposed motion of plaintiff Wood on behalf of the KeHe plan to dismiss the case as to the KeHe plan without prejudice. In August 2017, the court denied plaintiff’s motion for class certification. In October 2017, the court issued an order confirming the parties’ stipulation dismissing the claims of the sole remaining plaintiff with prejudice. This case is now closed.

Rosen v. PRIAC, et al.

In December 2015, a putative class action complaint entitled Richard A. Rosen, on behalf of the Ferguson Enterprises, Inc. 401(k) Retirement Savings Plan and On behalf of All Other Similarly Situated Employee Benefit Plans v. PRIAC, Prudential Bank & Trust, FSB and Prudential Investment Management Services, LLC was filed in the United States District Court, District of Connecticut. The complaint: (i) seeks certification of a class of all ERISA-covered employee pension benefit plans with which Prudential has maintained a contractual relationship based on a group annuity contract or group funding agreement; and (ii) alleges that the defendants breached their fiduciary obligations by accepting revenue sharing payments from investment vehicles in its separate accounts and/or by accepting excessive compensation by crediting rates on stable value accounts that are less than PRIAC’s internal rate of return. In April 2016, plaintiff filed an amended complaint: (i) removing Prudential Investment Management Services, LLC, as a defendant; (ii) withdrawing all claims concerning Stable Value Accounts; and (iii) adding as defendants the employer/sponsor of plaintiff’s retirement plan (Ferguson Enterprises, Inc.), and the investment advisor for plaintiff’s retirement plan (Capital Partners, LLC d/b/a Captrust Financial Advisors). In May 2016, the Muir v. PRIAC complaint was consolidated with this lawsuit. In June 2016, PRIAC, along with the other named defendants, filed motions to dismiss the amended complaint. In December 2016, the court granted defendants’ motions to dismiss with prejudice. In January 2017, plaintiff filed a Notice of Appeal to the Second Circuit. In March 2017, plaintiff filed a voluntary notice of dismissal with prejudice as to Ferguson Enterprises, Inc. and Capital Partners, LLC d/b/a Captrust Financial Advisors. In October 2017, a three judge panel from the Second Circuit Court of Appeals affirmed the judgment of the district court, and plaintiff subsequently filed a petition for rehearing before the entire Court of Appeals. In December 2017, the Court of Appeals denied plaintiff’s request for a rehearing.

Bouder v. Prudential Financial, Inc.

In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States district court for the district of New Jersey, claiming that Prudential failed to pay overtime to insurance agents in violation of federal and Pennsylvania law, and that improper deductions were made from these agents’ wages

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

in violation of state law. The complaint sought back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. In March 2008, the court conditionally certified a nationwide class on the federal overtime claim. Separately, in March 2008, a purported nationwide class action lawsuit was filed in the United States district court for the Southern district of California, Wang v. Prudential Financial, Inc. and Prudential Insurance, claiming that the Company failed to pay its agents overtime and provide other benefits in violation of California and federal law and seeking compensatory and punitive damages in unspecified amounts. In September 2008, Wang was transferred to the United States district court for the district of New Jersey and consolidated with the Bouder matter. Subsequent amendments to the complaint resulted in additional allegations involving purported violations of an additional nine states’ overtime and wage payment laws. In February 2010, Prudential moved to decertify the federal overtime class that had been conditionally certified in March 2008 and moved for summary judgment on the federal overtime claims of the named plaintiffs. In July 2010, plaintiffs filed a motion for class certification of the state law claims. In August 2010, the district court granted Prudential’s motion for summary judgment, dismissing the federal overtime claims. In January 2013, the court denied plaintiffs’ motion for class certification in its entirety. In July 2013, the court granted plaintiffs’ motion for reconsideration, permitting plaintiffs to file a motion to certify a class of employee insurance agents seeking recovery under state wage and hour laws. In September 2013, plaintiffs filed a renewed motion for class certification. In February 2015, the federal district court for New Jersey granted in part, and denied in part, plaintiffs’ renewed class certification motion. It certified for class treatment plaintiffs’ wage payment claims which include allegations that the Company made improper deductions from the wages of its former common law agents in California, New York, and Pennsylvania, and its financial services associates in California and New York. The court denied plaintiffs’ attempt to certify a class based on the Company’s alleged failure to pay overtime to its former common law agents and its financial services associates in California, Illinois, New York and Pennsylvania. In March 2015, the Company filed a motion requesting that the court reconsider its decision to partially grant plaintiffs’ renewed class certification motion with regard to its former common law agents. In June 2017, the parties filed a consent motion for preliminary settlement approval. In August 2017, the court issued an order granting preliminary approval of the parties’ class action settlement. In December 2017, the court issued a Judgment and Order of Dismissal granting the unopposed motion for Certification of Settlement Classes and Final Approval of Settlement and granted the Motion for Attorney Fees. This case is now closed.

Financial Disclosures Concerning Death Benefits and Unclaimed Property

Stephen Silverman, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et al.

In October 2012, a shareholder derivative lawsuit, was filed in the United States district court for the district of New Jersey, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment by certain senior officers and directors. The complaint names as defendants the Company’s Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint alleges that the defendants made false and misleading statements regarding the Company’s current and future financial condition based on, among other things, the alleged failure to disclose: (i) potential liability for benefits that should either have been paid to policyholders or their beneficiaries, or escheated to applicable states; and (ii) the extent of the Company’s exposure for alleged state and federal law violations concerning the settlement of claims and the escheatment of unclaimed property. The complaint seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws. In September 2017, the court issued a stipulated consent order dismissing the complaint without prejudice. This case is now closed.

Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld, et al.

In October 2012, the Board of Directors received a shareholder demand letter (the “Demand”), containing allegations of wrongdoing similar to those alleged in the Silverman complaint. The Demand alleges that the Company’s Senior Management: (i) breached their fiduciary duties of loyalty and good faith in connection with the management, operation and oversight of the Company’s business; (ii) breached their fiduciary duty of good faith to establish and maintain adequate internal controls; and (iii) breached their fiduciary duties by disseminating false, misleading and/or incomplete information, all in connection with the Company’s alleged failure to use the Social Security Master Death File (“SSMDF”) and to pay beneficiaries and escheat funds to states. The Demand requests that the Board of Directors: (a) undertake an independent internal investigation into Senior Management’s violations of New Jersey and/or federal law; and (b) commence a civil action against each member of Senior Management to recover for the benefit of the Company the amount of damages sustained by the Company as a result of the alleged breaches described above. In response to the Demand, the Board of Directors formed a Special Litigation Committee that retained an outside law firm to investigate the Demand’s allegations. In September 2013, before the conclusion of the Special Litigation Committee’s investigation, the shareholder who submitted the Demand filed a shareholder derivative lawsuit, Paul Memo, Derivatively on Behalf of Prudential Financial, Inc. v. John R. Strangfeld et. al., in New Jersey Superior court, Essex County. The complaint (the “Memo complaint”) names as defendants the Company’s Chief Executive Officer, the Vice Chairman, a former

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Chief Financial Officer, the Principal Accounting Officer, certain members of the Company’s Board of Directors and a former Director. The complaint repeats the allegations in the Demand and seeks an undetermined amount of damages, attorneys’ fees and costs, and equitable relief including a direction for the Company to reform and to improve its corporate governance and internal procedures to comply with applicable laws. In March 2014, the Special Litigation Committee completed its investigation into the Demand’s allegations and concluded that it is neither appropriate nor in the best interests of the Company’s shareholders to pursue any litigation arising from allegations contained in the Demand or in the Memo complaint, and that the Company should seek dismissal of the Memo complaint. In July 2014, the Company filed a motion to dismiss the complaint. In October 2015, the court granted defendants’ summary judgment motion and dismissed the complaint with prejudice. In November 2015, plaintiff filed a notice of appeal to the New Jersey Superior court - Appellate Division. In August 2017, the New Jersey Appellate Division affirmed the trial court decision dismissing the complaint. In September 2017, the plaintiff’s time to appeal the New Jersey Appellate Division’s decision expired. This case is now closed.

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

PICA et al. v. Bank of New York Mellon (“BONYM”)

In March 2015, defendants filed a motion to dismiss the amended complaint. In March 2016, the court issued a decision involving BONYM’s motion to dismiss: (i) denying the motion to dismiss the Pooling and Servicing Agreement (“PSA”) trust claims for lack of jurisdiction; (ii) denying the motion regarding claims for violations of the Trust Indenture Act of 1939 and breach of contract; and (iii) granting the motion regarding claims for negligence and breach of fiduciary duty.

PICA et al. v. Citibank N.A.

In February 2015, defendants filed a motion to dismiss the amended complaint. In September 2015, the court issued a decision involving Citibank's motion to dismiss: (i) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; (ii) with respect to the Indenture trusts, denying the motion regarding claims for breach of contract, violations of the Trust Indenture Act of 1939, negligence and breach of fiduciary duty concerning the duty to avoid conflicts of interest; and (iii) with respect to the Indenture trusts, granting the motion to dismiss claims for negligence and breach of fiduciary duty concerning the duty of care. In November 2015, the Company, together with other institutional investors, filed a complaint in New York State Supreme court, captioned Fixed Income Shares: Series M, et al. v. Citibank N.A., asserting claims relating to the PSA trusts. In February 2016, Citibank filed a motion to dismiss the state court complaint. In August 2016, plaintiffs filed an amended complaint in state court, and in September 2016, Citibank filed a motion to dismiss the amended complaint and plaintiffs filed in federal court a motion for class certification. In April 2017, Citibank filed a motion for summary judgment in the federal court action. In June 2017, the state court issued a decision regarding defendants’ motion to dismiss the amended complaint: (i) sustaining plaintiffs’ breach of contract claims concerning Citibank’s pre-Event of Default obligations; (ii) dismissing plaintiffs’ breach of contract claims concerning Citibank’s post-Event of Default obligations; (iii) sustaining plaintiffs’ implied covenant of good faith and fair dealing claim; (iv) dismissing plaintiffs’ claim for breach of fiduciary duty; and (v) dismissing plaintiffs’ claim for breach of duty to avoid conflicts of interest. In July 2017, Citibank filed an appeal to the Appellate Division of the Supreme Court of New York, First Department, from the June 2017 decision denying, in part, its motion to dismiss. In January 2018, the First Department: (i) affirmed the trial court’s ruling upholding the breach of contract claim based on the trustee’s failure to give written notice of breaches of representations and warranties; and (ii) reversed the trial court’s order that sustained plaintiffs’ breach of contract and implied covenant of good faith and fair dealing claims concerning servicing violations.

PICA et al. v. Deutsche Bank, et al.

In April 2015, defendants filed a motion to dismiss the amended complaint. In January 2016, the court issued a decision involving Deutsche Bank’s motion to dismiss: (i) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; and (ii) with respect to the Indenture trusts, granting leave for plaintiffs to file an amended complaint.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Deutsche Bank Trust Company Americas, asserting claims relating to the PSA trusts. In May 2016, the Company, together with other institutional investors, filed an amended class action complaint in California State Superior court. In July 2016, defendant filed a motion to dismiss the amended federal court complaint. In August 2016, defendant filed a demurrer and motion to strike the amended state court class action complaint. In October 2016, the court issued a decision regarding defendants motion to dismiss: (i) sustaining plaintiffs’ breach of contract claims concerning the trust at issue; (ii) dismissing plaintiffs’ tort claims for breach of fiduciary duty; and (iii) dismissing plaintiffs’ claims of breach of duty to avoid conflicts of interest. The court granted plaintiffs’ leave to file an amended complaint. In January 2017, the federal court issued a decision involving Deutsche Bank’s motion to dismiss: (i) granting the motion with respect to plaintiff’s conflicts of interest claims; and (ii) denying the motion with respect to plaintiffs’ representations-and-warranties claims, servicer-notification claims, event-of-default claims and Trust Indenture Act claims. In February 2017, the court issued a decision regarding defendants’ motion to dismiss the amended complaint: (i) sustaining plaintiffs’ breach of contract claims concerning the failure to remedy known servicing violations as to all sixty-two trusts at issue; (ii) sustaining plaintiffs’ breach of contract claims concerning the failure to enforce seller representation and warranty claims as to forty-one trusts, and dismissing such claims as to the remaining twenty-one trusts; (iii) dismissing plaintiffs’ claim for breach of fiduciary duty; and (iv) dismissing plaintiffs’ claim for breach of duty to avoid conflicts of interest. In January 2018, plaintiffs filed motions for class certification in the state and federal court actions.

PICA et al. v. HSBC, et al.
In January 2015, defendants filed a motion to dismiss the amended complaint. In June 2015, the court granted in part, and denied in part, defendants’ motion to dismiss the complaint for failure to state a claim and granted leave to file an amended complaint. In July 2015, plaintiffs filed an amended complaint. In January 2017, plaintiffs filed a motion seeking class certification and appointing class representatives and class counsel. In February 2018, the court denied plaintiffs’ motion for class certification.
PICA et al. v. U.S. Bank N.A.
In February 2015, defendants filed a motion to dismiss the amended complaint. In May 2015, the court granted defendants’ motion to dismiss: (i) declining to exercise supplemental jurisdiction regarding claims involving the PSA trusts; and (ii) granting leave for plaintiffs to file an amended complaint asserting direct claims involving the Indenture trusts. In June 2015, the Company, together with other institutional investors, filed a complaint in New York State Supreme court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. U.S. Bank Nat’l Ass’n, asserting claims relating to the PSA trusts. In July 2015, plaintiffs filed with the court an amended complaint asserting direct claims relating to the Indenture trusts. In August 2015, defendant filed a motion to dismiss the amended class action complaint in the federal court action. In September 2015, defendant filed a motion to dismiss the class action complaint in the state court action. In February 2016, the federal district court issued a decision involving U.S. Bank’s motion to dismiss: (i) upholding the breach of contract and Trust Indenture Act claims; and (ii) dismissing the breach of fiduciary duty and extra-contractual claims. In September 2016, the Company together with other institutional investor plaintiffs filed an amended complaint in state court. In October 2016, U.S. Bank filed a motion to dismiss the amended state court complaint. In November 2016, plaintiffs filed in federal court motions seeking class certification and appointing class representatives and class counsel. In January 2018, the state court issued a decision on U.S. Bank’s motion to dismiss the amended complaint: (i) upholding the representation and warranty breach of contract claims for all 770 trusts; (ii) upholding the breach of contract claims related to servicer violations for 77 trusts; and (iii) dismissing the breach of fiduciary duty, negligence, and implied covenant of good faith and fair dealing claims. In January 2018, the court denied plaintiffs’ motion for class certification in the federal court action.
PICA et al. v. Wells Fargo Bank, et al.
In April 2015, defendants filed a motion to dismiss the amended complaint. In January 2016, the court issued a decision involving Wells Fargo’s motion to dismiss: (i) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; and (ii) with respect to the Indenture trusts, granting leave for plaintiffs to file an amended complaint. In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims relating to the PSA trusts. In May 2016, defendant filed a motion to dismiss or to stay the state court action. In July 2016, defendant filed a motion to dismiss the amended complaint filed previously in federal court. In October 2016, the court dismissed the state court complaint. In December 2016, the Company, together with other institutional investors, filed a complaint in New York State Court, captioned BlackRock Core Bond Portfolio, et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims related to the PSA trusts. In March 2017,

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

the federal court issued an order concerning defendant’s motion to dismiss as to the Indenture trusts: (i) sustaining plaintiffs’ breach of contract claims; plaintiffs’ claims for violations of the Trust Indenture Act of 1939; and plaintiffs’ claims for breach of the duty to avoid conflicts of interest; and (ii) dismissing plaintiffs’ claims for breach of fiduciary duty as duplicative of the sustained contract claims. In May 2017, Wells Fargo filed a third-party complaint for contribution against PGIM, Inc., alleging that, in the event the Prudential plaintiff Funds prevail on their claims for damages against Wells Fargo, PGIM must contribute to the award due to PGIM’s alleged breach of fiduciary duties owed to the Funds in managing the Funds’ RMBS investments. In June 2017, Wells Fargo filed a motion to dismiss the complaint in New York State Court. In October 2017, PGIM filed a motion to dismiss the third-party complaint filed by Wells Fargo seeking contribution. In January 2018, plaintiffs filed a motion for class certification in the federal court action.
LIBOR Litigation
Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.
In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO statute, and violations of the Sherman Act. In June 2014, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States district court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint. In November 2014, the defendants filed a motion to dismiss the amended complaint. In August 2015, the court issued a decision granting in part, and denying in part, defendants' motions to dismiss. The court dismissed certain of the Funds' claims, including those alleging fraud based on offering material statements; New Jersey RICO; and express breach of contract. The court upheld certain of the Funds' claims, including those alleging fraud based on false LIBOR submissions to the British Bankers’ Association; negligent misrepresentation; unjust enrichment; and breach of the implied covenant of good faith and fair dealing. Following the August 2015 decision, granting in part defendants' motions to dismiss, in September 2015, Prudential filed the following LIBOR complaints: (i) in the Southern District of New York, captioned Prudential Investment Portfolios 2 et al. v. Barclays Bank PLC, et al. (the “New York Complaint”), naming as defendants Barclays Bank PLC, Barclays Capital Inc., Barclays PLC, Citibank, N.A., Citigroup Funding Inc., Credit Suisse AG, Credit Suisse Group AG, Credit Suisse (USA) Inc., Deutsche Bank AG, HSBC Bank plc, HSBC Holdings PLC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Royal Bank of Canada, and The Royal Bank of Scotland PLC. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The New York complaint reasserts the causes of action brought in the original LIBOR action; and (ii) in the Western district of North Carolina, captioned Prudential Investment Portfolios 2 et al. v. Bank of America Corporation et al. (the “North Carolina Complaint”), naming as defendants Bank of America Corporation and Bank of America, N.A. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The North Carolina Complaint reasserts the causes of action brought in the original LIBOR action. Both the New York Complaint and the North Carolina Complaint have been transferred for pre-trial purposes to the LIBOR multi-district litigation presided over by Judge Buchwald in the U.S. District Court for the Southern District of New York. In May 2016, the Second Circuit Court of Appeals vacated the district court’s dismissal of the Libor plaintiffs’ antitrust claims and remanded to the district court the question of whether plaintiffs possess standing as "efficient enforcers" of applicable antitrust laws. In July 2016, defendants filed a joint motion to dismiss all antitrust claims based on lack of standing and lack of personal jurisdiction. In December 2016, the motion was granted in part and denied in part. In January 2017, the United States Supreme Court denied defendants’ petition for certiorari. In February 2017, the court clarified its December 2016 order, holding that antitrust claims only exist against panel banks, not their affiliates. This clarification resulted in the Funds’ New Jersey antitrust claims being dismissed for lack of personal jurisdiction. The Funds antitrust claims in the New York and North Carolina actions remain pending. In July 2017, the Funds obtained an entry of judgment on the New Jersey antitrust claims dismissed on personal jurisdiction grounds. In July 2017, the Funds filed with the Second Circuit Court an appeal from the dismissal of their New Jersey anti-trust claims.

Regulatory Matters

Escheatment Audit and Claims Settlement Practices Market Conduct Exam

In January 2012, a Global Resolution Agreement entered into by the Company and a third-party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third-party auditor acting on behalf of the signatory states will compare expanded matching criteria to the SSMDF

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

to identify deceased insureds and contractholders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company. During 2017, audits were satisfactorily completed by the third party auditor of the Global Resolution Agreement and by the regulators for the Regulatory Settlement Agreement to assure that the Company had complied with the terms of both agreements.

The New York Attorney General has subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, the New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws.

Securities Lending Matter

In 2016, the Company self-reported to the SEC and the DOL, and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments due to a long-standing restriction benefiting the Company that limited the availability of loanable securities. The Company has removed the restriction and substantially implemented a remediation plan for the benefit of customers. The Company is cooperating with regulators in their review of this matter (which includes a review of the remediation plan) and has entered into discussions with the SEC staff regarding a possible settlement that would potentially involve charges under the Investment Advisers Act and financial remedies. We cannot predict the outcome of these discussions.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

24.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31

	(in millions, except per share amounts)
2017
Total revenues	$13,670	$13,441	$16,313	$16,265
Total benefits and expenses	11,928	12,833	13,292	15,149
Net income (loss)	1,372	496	2,241	3,865
Less: Income attributable to noncontrolling interests	3	5	3	100
Net income (loss) attributable to Prudential Financial, Inc.	$1,369	$491	$2,238	$3,765

Basic earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$3.14	$1.13	$5.19	$8.78
Diluted earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$3.09	$1.12	$5.09	$8.61

2016
Total revenues	$14,329	$14,439	$16,961	$13,050
Total benefits and expenses	12,597	13,098	14,646	12,733
Net income (loss)	1,369	925	1,832	293
Less: Income attributable to noncontrolling interests	33	4	5	9
Net income (loss) attributable to Prudential Financial, Inc.	$1,336	$921	$1,827	$284

Basic earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$2.97	$2.06	$4.14	$0.65
Diluted earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$2.93	$2.04	$4.07	$0.65
  __________

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

Results for the second quarter of 2016 included total pre-tax out of period adjustments resulting in an aggregate decrease of $153 million which primarily consisted of a charge of $148 million to increase reserves, net of a related increase in DAC, for certain universal life products within the Individual Life business. Management evaluated the adjustments and concluded they were not material to the second quarter or to any previously reported quarterly or annual financial statements.

25.	SUBSEQUENT EVENTS

Common Stock Dividend Declaration

On February 7, 2018, Prudential Financial’s Board of Directors declared a cash dividend of $0.90 per share of Common Stock, payable on March 15, 2018 to shareholders of record as of February 21, 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2017 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 16, 2018, were as follows:

Name	Age	Title	Other Public Directorships
John R. Strangfeld	64	Chairman, Chief Executive Officer and President	None
Mark B. Grier	65	Vice Chairman	None
Robert M. Falzon	58	Executive Vice President and Chief Financial Officer	None
Timothy P. Harris	57	Executive Vice President and General Counsel	None
Charles F. Lowrey	60	Executive Vice President and Chief Operating Officer, International Businesses	None
Stephen Pelletier	64	Executive Vice President and Chief Operating Officer, U.S. Businesses	None
Barbara G. Koster	63	Senior Vice President and Chief Information Officer	None
Candace J. Woods	57	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	56	Senior Vice President and Chief Risk Officer	None
Scott G. Sleyster	58	Senior Vice President and Chief Investment Officer	None
Lucien A. Alziari	58	Senior Vice President and Chief Human Resources Officer	None

Biographical information about Prudential Financial’s executive officers is as follows:

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

Candace J. Woods was elected Senior Vice President and Chief Actuary of Prudential Financial and Prudential Insurance in November 2017. Prior to her current role, Ms. Woods served as Vice President and Chief Actuary for the actuarial center of excellence within Prudential Insurance. Also, Ms. Woods served as Vice President and Actuary from 2012 to 2013 and Vice President and Chief Actuary from 2013 to 2017 for the International Insurance businesses.

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

Lucien A. Alziari was elected Senior Vice President and Chief Human Resources Officer for Prudential Financial and Prudential Insurance in June 2017. From 2012 to the beginning of 2017, Mr. Alziari served as Executive Vice President and Chief Human Resources Officer of A.P. Moller-Maersk. From 2004 to 2012, he was the Chief Human Resources Officer and Head of Corporate Responsibility for Avon Products, Inc. Prior to Avon Products, Inc., Mr. Alziari held roles with Mars Confectionary in the United Kingdom and PepsiCo Inc. in New York, Vienna and Dubai.

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as well as to our directors and all other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge on our website at www.investor.prudential.com.

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2018, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2017, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	10,938,453	(1)	$67.39	(2)	23,092,637
Equity compensation plans approved by security holders—Director Plan	157,496				27,658
Equity compensation plans approved by security holders—PSPP(3)					13,665,498
Total equity compensation plans approved by security holders	11,095,949				36,785,793
Equity compensation plans not approved by security holders	0				0
Grand Total	11,095,949				36,785,793
__________

(1)
Represents 4,738,045 outstanding Options, 5,174,321 outstanding Restricted Units and 1,026,087 outstanding Performance Shares as of December 31, 2017 under our Omnibus Plan. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2017. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 125% of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals. The outstanding Performance Units will be settled only in cash and do not reduce the number of shares authorized under the Omnibus Plan, and so they are not reflected in this table.

(2)	Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 5.55 years.

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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2017
(in millions)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$22,837	$26,138	$26,138
Obligations of U.S. states and their political subdivisions	9,366	10,471	10,471
Foreign governments	88,062	103,419	103,419
Asset-backed securities	11,965	12,233	12,233
Residential mortgage-backed securities	3,491	3,645	3,645
Commercial mortgage-backed securities	13,134	13,281	13,281
Public utilities	26,169	28,723	28,723
Certificates of deposit	30	31	31
All other corporate bonds	136,805	148,250	148,250
Redeemable preferred stock	526	589	589
Total fixed maturities, available-for-sale	$312,385	$346,780	$346,780
Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$865	$1,130	$865
Residential mortgage-backed securities	446	478	446
Commercial mortgage-backed securities	0	0	0
All other corporate bonds	738	822	738
Total fixed maturities, held-to-maturity	$2,049	$2,430	$2,049
Equity securities:
Common Stocks:
Public utilities	$93	$117	$117
Banks, trust and insurance companies	929	1,428	1,428
Industrial, miscellaneous and other	3,109	4,612	4,612
Nonredeemable preferred stocks	16	17	17
Total equity securities, available-for-sale	$4,147	$6,174	$6,174
Trading account assets supporting insurance liabilities(2)(3)	$22,097		$22,097
Other trading account assets(2)	5,752		5,752
Commercial mortgage and other loans(4)	56,045		56,045
Policy loans	11,891		11,891
Short-term investments	6,775		6,775
Other long-term investments	12,308		12,308
Total investments	$433,449		$469,871
 __________

(1)	Original cost of equities reduced by impairment and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.

(2)	At fair value.

(3)	See Note 4 to the Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities, at fair value.”

(4)
At carrying value, net of allowance for losses. Includes commercial mortgage and agricultural properties loans and other collateralized loans of $55,387 million and uncollateralized loans of $658 million.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2017 and 2016
(in millions)

	2017	2016
ASSETS
Investment contracts from subsidiaries	$1	$1
Fixed maturities, available for sale, at fair value (amortized cost: 2017- $1,218; 2016- $1,105)	1,250	1,071
Other investments	2,330	3,215
Total investments	3,581	4,287
Cash and cash equivalents	1,665	1,116
Due from subsidiaries	1,500	1,836
Loans receivable from subsidiaries	7,846	6,719
Investment in subsidiaries	63,241	54,422
Property, plant and equipment	529	559
Other assets	562	384
TOTAL ASSETS	$78,924	$69,323
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$2,205	$2,585
Loans payable to subsidiaries	5,738	4,295
Short-term debt	880	535
Long-term debt	15,304	15,389
Income taxes payable	5	0
Other liabilities	723	656
Total liabilities	24,855	23,460
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued as of both December 31, 2017 and 2016)	6	6
Additional paid-in capital	24,769	24,606
Common Stock held in treasury, at cost (237,559,118 and 230,537,166 shares as of December 31, 2017 and 2016, respectively)	(16,284)	(15,316)
Accumulated other comprehensive income (loss)	17,074	14,621
Retained earnings	28,504	21,946
Total equity	54,069	45,863
TOTAL LIABILITIES AND EQUITY	$78,924	$69,323

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
REVENUES
Net investment income	$92	$61	$19
Realized investment gains (losses), net	(73)	(126)	(98)
Affiliated interest revenue	379	353	353
Other income (loss)	(79)	(2)	28
Total revenues	319	286	302
EXPENSES
General and administrative expenses	126	101	170
Interest expense	1,057	1,106	1,080
Total expenses	1,183	1,207	1,250
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(864)	(921)	(948)
Total income tax expense (benefit)	(397)	(320)	(396)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(467)	(601)	(552)
Equity in earnings of subsidiaries	8,330	4,969	6,194
NET INCOME (LOSS)	$7,863	$4,368	$5,642
Other Comprehensive Income (loss)	2,453	2,336	(3,765)
TOTAL COMPREHENSIVE INCOME (LOSS)	$10,316	$6,704	$1,877

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
(in millions)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,863	$4,368	$5,642
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(8,330)	(4,969)	(6,194)
Realized investment (gains) losses, net	73	126	98
Dividends received from subsidiaries	1,975	2,828	4,557
Property, plant and equipment	(1)	(13)	(579)
Change in:
Due to/from subsidiaries, net	213	(5,109)	(493)
Other, operating(1)	(149)	204	(333)
Cash flows from (used in) operating activities(1)	1,644	(2,565)	2,698
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	740	0	0
Short-term investments	15,973	17,575	13,700
Payments for the purchase of:
Fixed maturities, available for sale	(865)	(1,106)	0
Short-term investments	(15,087)	(19,111)	(13,002)
Capital contributions to subsidiaries	(1,135)	(2,018)	(2,545)
Returns of capital contributions from subsidiaries	1,150	2,755	75
Loans to subsidiaries, net of maturities	(1,127)	(596)	2,056
Other, investing	61	1	244
Cash flows from (used in) investing activities	(290)	(2,500)	528
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,296)	(1,300)	(1,117)
Common Stock acquired	(1,250)	(2,000)	(1,664)
Common Stock reissued for exercise of stock options	246	426	209
Proceeds from the issuance of debt (maturities longer than 90 days)	742	30	1,332
Repayments of debt (maturities longer than 90 days)	(480)	(1,319)	(2,404)
Repayments of loans from subsidiaries	(310)	(390)	(102)
Proceeds from loans payable to subsidiaries	1,627	1,405	1,316
Net change in financing arrangements (maturities of 90 days or less)	(16)	14	8
Excess tax benefits from share-based payment arrangements	0	10	3
Other, financing(1)	(68)	(132)	(62)
Cash flows from (used in) financing activities(1)	(805)	(3,256)	(2,481)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	549	(8,321)	745
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,116	9,437	8,692
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,665	$1,116	$9,437

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,019	$1,002	$1,048
Cash paid (refunds received) during the period for taxes	$(213)	$(544)	$46

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(17)	$(4,158)	$1,453
Non-cash dividends/returns of capital from subsidiaries	$0	$4,142	$1,335
Treasury Stock shares issued for stock-based compensation programs	$104	$115	$115

__________

(1)
Prior period amounts are presented on a basis consistent with current period presentation, reflecting the adoption of ASU 2016-09. See Note 2 to the Consolidated Financial Statements for additional information.

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

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2017 and 2016 consisted primarily of highly liquid debt investments and intercompany enterprise liquidity account funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2017	2016
			($ in millions)
Short-term debt:
Commercial paper(2)			$50	$65
Current portion of long-term debt			830	470
Total short-term debt			$880	$535
Long-term debt:
Fixed rate senior notes	2019-2049	2.35%-7.38%	$8,709	$9,064
Floating rate senior notes	2020	3.46%-5.49%	29	508
Junior subordinated notes	2042-2068	4.50%-8.88%	6,566	5,817
Total long-term debt			$15,304	$15,389
 __________

(1)	Ranges of interest rates are for the year ended December 31, 2017.

(2)	The weighted average interest rate on outstanding commercial paper was 1.15% and 0.6% at December 31, 2017 and 2016, respectively.

Long-term Debt

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments are not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense increased by $1 million, $2 million, and $3 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2017:

	Calendar Year
	2019	2020	2021	2022	2023 and thereafter	Total
	($ in millions)
Long-term debt	$1,100	$1,179	$400	$0	$12,625	$15,304

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following companies:

	2017	2016	2015

	(in millions)
Pruco Reinsurance	$0	$1,298	$0
Prudential Annuities Holding Company	145	98	102
International Insurance and Investments Holding Companies	546	1,171	1,818
Prudential Insurance Company of America	1,000	900	1,950
Prudential Investment Management	467	746	266
Prudential Annuities Life Assurance Corporation	950	1,140	450
Other Holding Companies	16	231	46
Total	$3,124	$5,584	$4,632

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2017, there was $500 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on intercompany loans between affiliates. As of December 31, 2017, Prudential Financial had issued guarantees of outstanding loans totaling $3.9 billion between International Insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct Prudential’s new home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its ongoing operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2017, Prudential Financial has no accrued liabilities associated with other financial guarantees and indemnity arrangements.

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

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2017
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$5,130	$10,797	$0	$8,551	$2,805	$727	$368	$0	$1,791
Individual Life	5,405	13,649	0	25,884	2,277	1,933	2,774	382	1,888
U.S. Individual Solutions Division	10,535	24,446	0	34,435	5,082	2,660	3,142	382	3,679
Retirement	146	59,330	0	49,269	8,517	4,536	11,576	16	1,031
Group Insurance	162	4,688	228	8,983	4,748	630	4,347	14	857
U.S. Workplace Solutions Division	308	64,018	228	58,252	13,265	5,166	15,923	30	1,888
Investment Management	0	0	0	0	0	170	0	11	2,239
Investment Management Division	0	0	0	0	0	170	0	11	2,239
International Insurance	8,214	114,437	78	50,483	16,190	5,005	14,604	1,138	2,838
International Insurance Division	8,214	114,437	78	50,483	16,190	5,005	14,604	1,138	2,838
Corporate and Other Operations	(364)	5,240	0	9	331	781	679	(18)	886
Total PFI excluding Closed Block Division	18,693	208,141	306	143,179	34,868	13,782	34,348	1,543	11,530
Closed Block Division	299	48,870	0	11,421	2,526	2,653	5,359	37	385
Total	$18,992	$257,011	$306	$154,600	$37,394	$16,435	$39,707	$1,580	$11,915

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2016
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$4,871	$10,311	$0	$8,601	$2,721	$700	$614	$462	$1,749
Individual Life	5,279	12,057	0	25,021	2,941	1,815	3,414	216	1,929
U.S. Individual Solutions Division(1)	10,150	22,368	0	33,622	5,662	2,515	4,028	678	3,678
Retirement	132	55,661	0	49,770	7,808	4,275	10,958	124	1,031
Group Insurance	175	4,710	220	8,858	4,649	610	4,302	6	822
U.S. Workplace Solutions Division(1)	307	60,371	220	58,628	12,457	4,885	15,260	130	1,853
Investment Management	0	0	0	0	0	80	0	15	2,095
Investment Management Division(1)	0	0	0	0	0	80	0	15	2,095
International Insurance	7,208	103,853	77	47,862	15,813	4,759	14,155	1,065	2,677
International Insurance Division	7,208	103,853	77	47,862	15,813	4,759	14,155	1,065	2,677
Corporate and Other Operations	(340)	4,738	0	11	318	703	618	(48)	1,069
Total PFI excluding Closed Block Division	17,325	191,330	297	140,123	34,250	12,942	34,061	1,840	11,372
Closed Block Division	336	49,281	0	10,793	2,620	2,578	5,357	37	407
Total	$17,661	$240,611	$297	$150,916	$36,870	$15,520	$39,418	$1,877	$11,779
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See Note 1 to the Consolidated Financial Statements for additional information.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2015
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Annuities	$4,915	$10,486	$0	$8,720	$2,823	$594	$864	$940	$1,757
Individual Life	4,883	10,102	0	23,425	2,944	1,679	2,961	133	1,508
U.S. Individual Solutions Division(1)	9,798	20,588	0	32,145	5,767	2,273	3,825	1,073	3,265
Retirement	133	51,264	1,835	47,113	6,946	4,110	9,301	66	1,034
Group Insurance	181	4,745	206	8,569	4,468	573	4,129	6	837
U.S. Workplace Solutions Division(1)	314	56,009	2,041	55,682	11,414	4,683	13,430	72	1,871
Investment Management	0	0	0	0	0	111	0	19	2,076
Investment Management Division(1)	0	0	0	0	0	111	0	19	2,076
International Insurance	6,554	91,357	574	43,828	14,311	4,383	12,809	987	2,396
International Insurance Division	6,554	91,357	574	43,828	14,311	4,383	12,809	987	2,396
Corporate and Other Operations	(321)	4,276	0	3	332	726	624	(68)	869
Total PFI excluding Closed Block Division	16,345	172,230	2,615	131,658	31,824	12,176	30,688	2,083	10,477
Closed Block Division	373	49,539	0	10,704	2,669	2,653	5,630	37	435
Total	$16,718	$221,769	$2,615	$142,362	$34,493	$14,829	$36,318	$2,120	$10,912
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See Note 1 to the Consolidated Financial Statements for additional information.

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
For the Years Ended December 31, 2017, 2016 and 2015
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2017
Life Insurance Face Amount In Force	$3,733,997	$767,499	$207,083	$3,173,581	6.5%
Premiums:
Life Insurance	$29,035	$1,761	$2,105	$29,379	7.2%
Accident and Health Insurance	2,762	50	0	2,712	0.0
Total Premiums	$31,797	$1,811	$2,105	$32,091	6.6%
2016
Life Insurance Face Amount In Force	$3,652,206	$706,918	$218,262	$3,163,550	6.9%
Premiums:
Life Insurance	$27,857	$1,719	$2,073	$28,211	7.3%
Accident and Health Insurance	2,797	44	0	2,753	0.0
Total Premiums	$30,654	$1,763	$2,073	$30,964	6.7%
2015
Life Insurance Face Amount In Force	$3,457,711	$642,525	$235,418	$3,050,604	7.7%
Premiums:
Life Insurance	$25,346	$1,573	$2,147	$25,920	8.3%
Accident and Health Insurance	2,650	49	0	2,601	0.0
Total Premiums	$27,996	$1,622	$2,147	$28,521	7.5%

PRUDENTIAL FINANCIAL, INC.
Schedule V
Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Effect of Foreign Exchange Rates	Balance at End of Period
2017
Allowance for losses on commercial mortgage and other loans	$106	$0	$0	$0	(1)	$0	$106
Valuation allowance on deferred tax asset	163	66	29	45		1	214
	$269	$66	$29	$45		$1	$320
2016
Allowance for losses on commercial mortgage and other loans	$112	$0	$0	$7	(1)	$1	$106
Valuation allowance on deferred tax asset	133	68	(1)	36		(1)	163
	$245	$68	$(1)	$43		$0	$269
2015
Allowance for losses on commercial mortgage and other loans	$119	$0	$0	$7	(1)	$0	$112
Valuation allowance on deferred tax asset	277	38	(3)	178		(1)	133
	$396	$38	$(3)	$185		$(1)	$245
 __________

(1)	Represents net release of allowance for losses and charge-offs, net of recoveries.

ITEM 16.	FORM 10-K SUMMARY

None.

GLOSSARY

Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	POB	Prudential of Brazil
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PB&T	Prudential Bank & Trust, FSB	Pruco Re	Pruco Reinsurance, Ltd.
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms

AIG	American International Group	FSS	Financial Supervisory Service of Korea
Allstate	Allstate Corporation	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
A.M. Best	A.M. Best Company	Hartford Financial	Hartford Financial Services Group, Inc.
AFP Habitat	Administradora de Fondos de Pensiones Habitat S.A.	Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial
Board	Prudential Financial's Board of Directors	ICS	The IAIS’s Risk-based Global Insurance Capital Standard
CIO Organization	Chief Investment Officer Organization	Liberty Mutual	Liberty Mutual Group
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Moody's	Moody's Investor Service, Inc.
ComFrame	The common framework for the supervision of Internationally Active Insurance Groups	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Council	Financial Stability Oversight Council	Rules	DOL Fiduciary Rules
Designated Financial Companies	Non-bank financial companies that are subject to stricter standards and supervision	S&P	Standard & Poor's Rating Services
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	SAB 118	Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act
Enterprise Group	Enterprise Group Limited and affiliates	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
Exchange Act	The Securities Exchange Act of 1934	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Fitch	Fitch Ratings Inc.	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Framework	Prudential's capital protection framework	U.S. GAAP	Accounting principles generally accepted in the United States of America
FRB	Board of Governors of the Federal Reserve System	Variable Annuities Recapture
A series of transactions that recaptured the risks related to variable annuities living benefits riders and certain retirement products that were previously reinsured to our captive reinsurance company

Acronyms

AFE	Active Financing Exception	IAIS	International Association of Insurance Supervisors
AG 43	Actuarial Guideline No. 43	IASB	International Accounting Standards Board
AG 48	Actuarial Guideline No. 48	IFRS	International Financial Reporting Standards
ALM	Asset Liability Management	ILC	Inversiones La Construccion S.A.
AOCI	Accumulated Other Comprehensive Income	IRAs	Individual Retirement Accounts
ASU	Accounting Standards Updates	IRS	Internal Revenue Service
BCR	Basic Capital Requirement	LIBOR	London Inter-Bank Offered Rate
BEAT	Base Erosion and Anti-Abuse Tax	LPP	Legacy Protection Plus
BONYM	Bank of New York Mellon	LSAI	LeapFrog Strategic African Investments
bps	Basis Points	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CAPM	Capital Asset Pricing Model	MVA	Market Value Adjusted Investment Options
CFC	Capital and Finance Committee	NAIC	National Association of Insurance Commissioners
CFTC	Commodity Futures Trading Commission	NAV	Net Asset Value
CLOs	Collateralized Loan Obligations	NFA	National Futures Association

COLI	Corporate-Owned Life Insurance	NJDOBI	New Jersey Department of Banking and Insurance
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NPR	Non-Performance Risk
DAC	Deferred Policy Acquisition Costs	NY DFS	New York State Department of Financial Services
DOL	U.S. Department of Labor	NYSE	New York Stock Exchange
DRD	Dividend Received Deduction	OCI	Other Comprehensive Income (Loss)
DSI	Deferred Sales Inducements	ORSA	Own Risk and Solvency Assessment
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTC	Over-The-Counter
EEA	European Economic Area	OTTI	Other-Than-Temporary Impairments
ERC	Enterprise Risk Committee	PCAOB	Public Company Accounting Oversight Board
ERISA	Employee Retirement Income Security Act	PDI	Prudential Defined Income Variable Annuity
ERM	Enterprise Risk Management	PFL	Profits Followed by Losses
FANIP	Funding Agreement Notes Issuance Program	PPC	Japan Policyholders Protection Corporation
FASB	Financial Accounting Standards Board	PPI	Prudential Premier® Investment Variable Annuity
FDIC	Federal Deposit Insurance Corporation	PSA	Pooling and Servicing Agreement
FHLBB	Federal Home Loan Bank of Boston	RAF	Risk Appetite Framework
FHLBNY	Federal Home Loan Bank of New York	RBC	Risk-Based Capital
FINRA	Financial Industry Regulatory Authority	RICO	Racketeer Influenced and Corrupt Organizations Act
FIO	Federal Insurance Office	RMBS	Residential Mortgage-Backed Securities
FSA	Financial Services Agency	SEC	Securities and Exchange Commission
FSB	Financial Stability Board	SMR	Solvency Margin Ratio
GICs	Guaranteed Investment Contracts	SOFR	Secured Overnight Funding Rate
GIFT	Guaranteed Income for Tomorrow	SSMDF	Social Security Master Death File
GILTI	Global Intangible Low-Taxed Income	SVO	Securities Valuation Office
GMAB	Guaranteed Minimum Accumulation Benefits	TAASIL	Trading Account Assets Supporting Insurance Liabilities
GMDB	Guaranteed Minimum Death Benefits	TAC	Total Adjusted Capital
GMIB	Guaranteed Minimum Income Benefits	TBA	To Be Announced
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.K.	The United Kingdom
GMWB	Guaranteed Minimum Withdrawal Benefits	URR	Unearned Revenue Reserve
G-SII	Global Systemically Important Insurer	U.S.	The United States of America
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
HLA	Higher Loss Absorbency	VOBA	Value of Business Acquired
IAIG	Internationally Active Insurance Groups

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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s November 14, 2017 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

10.1
Second Amended and Restated Credit Agreement dated as of July 17, 2017 among Prudential Financial, Inc., Prudential Funding, LLC, as Borrowers, The Prudential Insurance Company of America, JPMorgan Chase Bank, N.A., as Administrative Agent and Several L/C Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s July 18, 2017 Current Report on Form 8-K.

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

10.5
Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective as of October 11, 2016). Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

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

10.10
Form of 2008 Grant Acceptance Agreement relating to stock option grants to the chairman, principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2008 Current Report on Form 8-K.*

10.11
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

10.12
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

10.14
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

10.20
Form of Terms and Conditions relating to awards to executive officers in 2018 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.21	Prudential Financial, Inc. 2016 Omnibus Incentive Plan.*

10.22	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.23
Annual Incentive Payment Criteria for Executive Officers (Effective for awards in 2018 in respect of 2017 and for subsequent years). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.24
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.25
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

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

10.28	Third Amendment to The Prudential Supplemental Retirement Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.28 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.29
Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.30
First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.31
Second Amendment to the Prudential Supplemental Employee Savings Plan, dated December 23, 2008. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.32
Third Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.33
The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34
First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.35
Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.36
The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.37
First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.38
Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.39
Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2015 Quarterly Report on Form 10-Q.*

10.40	Prudential Financial, Inc. 2016 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.40 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 16th day of February, 2018.

Prudential Financial, Inc.

By:	/S/ ROBERT M. FALZON
Name:	Robert M. Falzon
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2018:

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