Form 10-Q
period 2018-03-31
PRUDENTIAL FINANCIAL INC
filed 2018-05-04
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2018, 420 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) the U.S. Department of Labor’s fiduciary rules and other fiduciary rule developments, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2018 and December 31, 2017 (in millions, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2018-$319,180; 2017-$312,385)(1)	$347,630	$346,780
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2018-$2,511; 2017-$2,430)(1)	2,120	2,049
Fixed maturities, trading, at fair value (amortized cost: 2018-$2,852; 2017-$3,509)(1)(2)	2,885	3,507
Assets supporting experience-rated contractholder liabilities, at fair value(1)(2)	21,637	22,097
Equity securities, at fair value (cost: 2018-$5,382; 2017-$5,154)(1)(2)	7,289	7,329
Commercial mortgage and other loans (includes $298 and $593 measured at fair value under the fair value option at March 31, 2018 and December 31, 2017, respectively)(1)	58,098	56,045
Policy loans	12,036	11,891
Other invested assets (includes $5,647 and $3,159 measured at fair value at March 31, 2018 and December 31, 2017, respectively)(1)(2)	14,044	13,373
Short-term investments(2)	5,752	6,800
Total investments	471,491	469,871
Cash and cash equivalents(1)	15,676	14,490
Accrued investment income(1)	3,169	3,325
Deferred policy acquisition costs	19,649	18,992
Value of business acquired	1,995	1,591
Other assets(1)	17,112	17,250
Separate account assets	300,585	306,617
TOTAL ASSETS	$829,677	$832,136
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$261,144	$257,317
Policyholders’ account balances	149,917	148,189
Policyholders’ dividends	5,446	6,411
Securities sold under agreements to repurchase	8,633	8,400
Cash collateral for loaned securities	4,312	4,354
Income taxes	9,296	9,648
Short-term debt	1,383	1,380
Long-term debt	18,143	17,172
Other liabilities(1)	17,689	16,619
Notes issued by consolidated variable interest entities (includes $612 and $1,196 measured at fair value under the fair value option at March 31, 2018 and December 31, 2017, respectively)(1)	954	1,518
Separate account liabilities	300,585	306,617
Total liabilities	777,502	777,625
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both March 31, 2018 and December 31, 2017)	6	6
Additional paid-in capital	24,722	24,769
Common Stock held in treasury, at cost (239,088,607 and 230,537,166 shares at March 31, 2018 and December 31, 2017, respectively)	(16,557)	(16,284)
Accumulated other comprehensive income (loss)	14,761	17,074
Retained earnings	28,898	28,671
Total Prudential Financial, Inc. equity	51,830	54,236
Noncontrolling interests	345	275
Total equity	52,175	54,511
TOTAL LIABILITIES AND EQUITY	$829,677	$832,136
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

(2)	Prior period amounts have been reclassified to conform to current period presentation. See “Adoption of ASU 2016-01” in Note 2 for details.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2018 and 2017 (in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUES
Premiums	$7,311	$6,481
Policy charges and fee income	1,504	1,533
Net investment income	3,998	4,061
Asset management and service fees	1,026	951
Other income (loss)	(507)	217
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(39)	(57)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	0	3
Other realized investment gains (losses), net	464	481
Total realized investment gains (losses), net	425	427
Total revenues	13,757	13,670
BENEFITS AND EXPENSES
Policyholders’ benefits	7,675	7,025
Interest credited to policyholders’ account balances	550	940
Dividends to policyholders	328	615
Amortization of deferred policy acquisition costs	588	439
General and administrative expenses	2,923	2,909
Total benefits and expenses	12,064	11,928
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,693	1,742
Total income tax expense (benefit)	352	395
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,341	1,347
Equity in earnings of operating joint ventures, net of taxes	23	25
NET INCOME (LOSS)	1,364	1,372
Less: Income (loss) attributable to noncontrolling interests	1	3
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,363	$1,369
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.19	$3.14
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.14	$3.09
Dividends declared per share of Common Stock	$0.90	$0.75

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2018 and 2017 (in millions)

	Three Months Ended March 31,
	2018	2017
NET INCOME (LOSS)	$1,364	$1,372
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	662	552
Net unrealized investment gains (losses)	(4,666)	(809)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	54	44
Total	(3,950)	(213)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(844)	(216)
Other comprehensive income (loss), net of taxes	(3,106)	3
Comprehensive income (loss)	(1,742)	1,375
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	(16)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(1,756)	$1,391

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2018 and 2017 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$6	$24,769	$28,671	$(16,284)	$17,074	$54,236	$275	$54,511
Cumulative effect of adoption of ASU 2016-01			904		(847)	57		57
Cumulative effect of adoption of ASU 2018-02			(1,653)		1,653	0		0
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							61	61
Distributions to noncontrolling interests							(5)	(5)
Consolidations (deconsolidations) of noncontrolling interests							0	0
Stock-based compensation programs		(47)		102		55		55
Dividends declared on Common Stock			(387)			(387)		(387)
Comprehensive income:
Net income (loss)			1,363			1,363	1	1,364
Other comprehensive income (loss), net of tax					(3,119)	(3,119)	13	(3,106)
Total comprehensive income (loss)						(1,756)	14	(1,742)
Balance, March 31, 2018	$6	$24,722	$28,898	$(16,557)	$14,761	$51,830	$345	$52,175

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$6	$24,606	$21,946	$(15,316)	$14,621	$45,863	$225	$46,088
Cumulative effect of adoption of accounting changes		5	(5)			0		0
Elimination of Gibraltar Life reporting lag			167			167		167
Common Stock acquired				(312)		(312)		(312)
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(24)	(24)
Consolidations (deconsolidations) of noncontrolling interests							1	1
Stock-based compensation programs		16		153		169		169
Dividends declared on Common Stock			(327)			(327)		(327)
Comprehensive income:
Net income (loss)			1,369			1,369	3	1,372
Other comprehensive income (loss), net of tax					22	22	(19)	3
Total comprehensive income (loss)						1,391	(16)	1,375
Balance, March 31, 2017	$6	$24,627	$23,150	$(15,475)	$14,643	$46,951	$190	$47,141

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017 (in millions)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,364	$1,372
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(425)	(427)
Policy charges and fee income	(560)	(541)
Interest credited to policyholders’ account balances	550	940
Depreciation and amortization	(22)	(50)
(Gains) losses on assets supporting experience-rated contractholder liabilities, net(1)	403	(43)
Change in:
Deferred policy acquisition costs	(131)	(286)
Future policy benefits and other insurance liabilities	1,859	1,849
Income taxes	421	371
Derivatives, net	(1,302)	(783)
Other, net(1)	144	(754)
Cash flows from (used in) operating activities(1)	2,301	1,648
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,665	13,389
Fixed maturities, held-to-maturity	36	49
Fixed maturities, trading(1)	207	427
Assets supporting experience-rated contractholder liabilities(1)	3,487	6,086
Equity securities(1)	980	903
Commercial mortgage and other loans	1,319	714
Policy loans	656	561
Other invested assets(1)	434	354
Short-term investments(1)	9,870	9,297
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(15,652)	(17,801)
Fixed maturities, trading(1)	(109)	(605)
Assets supporting experience-rated contractholder liabilities(1)	(3,271)	(6,024)
Equity securities(1)	(890)	(747)
Commercial mortgage and other loans	(3,489)	(1,762)
Policy loans	(561)	(429)
Other invested assets	(713)	(349)
Short-term investments(1)	(8,837)	(6,967)
Derivatives, net	(365)	30
Other, net(1)	(40)	(145)
Cash flows from (used in) investing activities(1)	(2,273)	(3,019)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	7,456	6,926
Policyholders’ account withdrawals	(7,080)	(6,570)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	191	771
Cash dividends paid on Common Stock	(388)	(329)
Net change in financing arrangements (maturities 90 days or less)	(90)	45
Common Stock acquired	(363)	(291)
Common Stock reissued for exercise of stock options	45	116
Proceeds from the issuance of debt (maturities longer than 90 days)	1,071	145
Repayments of debt (maturities longer than 90 days)	(19)	(14)
Other, net	66	(369)
Cash flows from (used in) financing activities	889	430
Effect of foreign exchange rate changes on cash balances	304	116
NET INCREASE IN CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT(1)	1,221	(825)
CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT, BEGINNING OF YEAR(1)	14,536	14,181
CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT, END OF PERIOD(1)	$15,757	$13,356
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$129	$95
RECONCILIATION TO STATEMENT OF FINANCIAL POSITION
Cash and cash equivalents	$15,676	$13,308
Restricted cash and restricted cash equivalents (included in “Other assets”)	81	48
Total cash, cash equivalents restricted cash and restricted cash equivalents	$15,757	$13,356
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

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

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The Investment Management division is comprised of the Investment Management segment. The International Insurance division is comprised of the International Insurance segment, and the Closed Block division is comprised of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in the Company’s Corporate and Other operations. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested, excluding the Closed Block division.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Elimination of Gibraltar Life Reporting Lag

Prior to January 1, 2018, the Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations used a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The result of this reporting date difference was a one-month reporting lag for Gibraltar Life. As a result, the Company’s unaudited interim consolidated balance sheet as of March 31 previously included the assets and liabilities of Gibraltar Life as of February 28, and the Company’s unaudited interim consolidated income statement previously included Gibraltar Life’s results of operations for the three months ended February 28.

Effective January 1, 2018, the Company converted its Gibraltar Life operations to a December 31 fiscal year end. This action eliminated the one-month reporting lag so that the reporting dates and periods of financial balances and results of Gibraltar Life are consistent with those of the Company. The establishment of a new fiscal year end for Gibraltar Life is considered a change in accounting principle to a preferable method and requires retrospective application. The Company believes this change in accounting principle is preferable given that it aligns the reporting dates of Prudential Financial and its subsidiaries which allows for more timely and consistent basis of reporting the financial position and results of Gibraltar Life. In order to effect this elimination, the Company restated prior periods’ equity which increased “Retained Earnings” by approximately $167 million as of December 31, 2015, 2016 and 2017. The impact to the Statements of Operations, Statements of Cash Flows, Statements of Comprehensive Income and other balance sheet captions, as a result of the elimination of the reporting lag, was not material for any of the periods presented.

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

Adoption of ASU 2016-01

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available for sale” are to be reported in net income within “Other income” in the Consolidated Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available for sale” were reported in “Accumulated other comprehensive income.”

The impacts of this ASU on the Company’s Consolidated Financial Statements can be categorized as follows: (1) Changes to the presentation within the Consolidated Statements of Financial Position; (2) Cumulative-effect Adjustment Upon Adoption; and (3) Changes to Accounting Policies. Each of these components is described below. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(1) Changes to the presentation within the Consolidated Statements of Financial Position

Because of the fundamental accounting changes as described in section “—(3) Changes to Accounting Policies” below, the Company determined that changes to the presentation of certain balances in the investment section of the Company’s Consolidated Statements of Financial Position were also necessary to maintain clarity and logical presentation. The table below illustrates these changes by presenting the balances as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the reclassifications that were made, along with a footnote explanation of each reclassification.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	As previously reported	Reclassifications				As currently reported
Consolidated Statement of Financial Position Line Items		(1)	(2)	(3)	(4)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$346,780					$346,780
Fixed maturities, held-to-maturity, at amortized cost	2,049					2,049
* Fixed maturities, trading, at fair value	0			3,507		3,507
~~Trading account assets supporting insurance liabilities, at fair value~~	22,097	(22,097)				0
* Assets supporting experience-rated contractholder liabilities, at fair value	0	22,097				22,097
~~Other trading account assets, at fair value~~	5,752			(5,752)		0
~~Equity securities, available-for-sale, at fair value~~	6,174		(6,174)			0
* Equity securities, at fair value	0		6,174	1,155		7,329
Commercial mortgage and other loans	56,045					56,045
Policy loans	11,891					11,891
~~Other long-term investments~~	12,308				(12,308)	0
* Other invested assets	0			1,065	12,308	13,373
Short-term investments	6,775			25		6,800
Total investments	$469,871	$0	$0	$0	$0	$469,871
* — New line item effective January 1, 2018.
~~Strikethrough~~ — Eliminated line item effective January 1, 2018.
________

(1)
Retitled “Trading account assets supporting insurance liabilities, at fair value” to “Assets supporting experience-rated contractholder liabilities, at fair value” as equity securities are included in this line item, and they can no longer be described as trading.

(2)	Retitled “Equity securities, available-for-sale, at fair value” to “Equity securities, at fair value” as equity securities can no longer be described as available-for-sale.

(3)	Eliminated the line item “Other trading account assets, at fair value” and reclassified each component to another line item.

(4)	Retitled “Other long-term investments” to “Other invested assets.”

(2) Cumulative-effect Adjustment Upon Adoption

The provisions of ASU 2016-01 require that the Company apply the amendments through a cumulative-effect adjustment to the Consolidated Statements of Financial Position as of the beginning of the fiscal year of adoption. The following table illustrates the impact on the Company’s Consolidated Statement of Financial Position as a result of recording this cumulative-effect adjustment on January 1, 2018.

Summary of ASU 2016-01 Transition Impacts on the Consolidated Statement of Financial Position upon Adoption on January 1, 2018
(in millions)
Increase / (Decrease)
Other invested assets	$229
Total assets	$229
Policyholders’ dividends	$157
Income taxes	15
Total liabilities	172
Accumulated other comprehensive income (loss)	(847)
Retained earnings	904
Total equity	57
Total liabilities and equity	$229

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3) Changes to Accounting Policies

This section summarizes the changes in our accounting policies resulting from the adoption of ASU 2016-01 as well as an update to the components of the financial statement line items impacted by the Company’s Consolidated Statements of Financial Position presentation changes described above.

ASSETS

Fixed maturities, trading is a new financial statement line item comprised of fixed maturities that are carried at fair value. Prior to the adoption of the standard, these fixed maturities were reported in “Other trading account assets, at fair value.” These fixed maturities are primarily related to assets associated with consolidated variable interest entities for which the Company is the investment manager and the realized and unrealized gains and losses activity are generally offset by changes in the corresponding liabilities. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments is reported in “Net investment income.”

Assets supporting experience-rated contractholder liabilities, at fair value is the new title of the financial statement line item formerly titled “Trading account assets supporting insurance liabilities, at fair value.” This financial statement line item includes invested assets that consist of fixed maturities, equity securities, and short-term investments and cash equivalents, that support certain products included in the Retirement and International Insurance segments which are experience-rated, meaning that the investment results associated with these products are expected to ultimately accrue to contractholders. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, at fair value is the new title of the financial statement line item formerly titled “Equity securities, available for sale, at fair value.” As a result of the adoption of the standard, equity securities previously reported in “Other trading account asset, at fair value” were reclassified to “Equity securities, at fair value.” The retitled financial statement line item is comprised of common stock, mutual fund shares and non-redeemable preferred stock, which are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and dividend income is reported in “Net investment income” on the ex-dividend date. Prior to the adoption of the standard, for the equity securities reported in the financial statement line item formerly titled “Equity securities, available for sale, at fair value,” the associated net realized gains and losses were included in “Realized investment gains (losses), net” and the associated net unrealized gains and losses were included in “Accumulated other comprehensive income (loss)” (“AOCI”). In addition, with the adoption of the standard, the identification of other-than-temporary impairment (“OTTI”) for these investments is no longer needed as all of these investments are now measured at fair value with changes in fair value reported in earnings.

Other invested assets is the new title of the financial statement line item formerly titled “Other long-term investments.” Investments previously reported in “Other long-term investments” were reclassified to “Other invested assets.” The retitled financial statement line item consists of the Company’s non-coupon investments in Limited Partnerships and Limited Liability Companies (“LPs/LLCs”) (other than operating joint ventures), wholly-owned investment real estate, derivative assets and other investments. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Other income.” Prior to the adoption of the standard, the Company applied the cost method of accounting for certain LPs/LLCs interests when its partnership interest was considered minor. The standard effectively eliminated the cost method of accounting for these equity investments. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income.” The Company consolidates LPs/LLCs in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 4 for additional information about VIEs.

REVENUES AND BENEFITS AND EXPENSES

Other income includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading,” “Assets supporting experience-rated contractholder liabilities, at fair value,” “Equity securities, at fair value,” and “Other invested assets” that are measured at fair value.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adoption of ASU 2014-09

This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using a modified retrospective method. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This core principle is assessed via application of a five-step revenue recognition model that is detailed within the ASU.

There was no material impact to the financial statements at the date of adoption of this ASU. The prospective impact primarily affects revenue recognition policies pertaining to the Company’s Investment Management business. This revenue is classified within the “Asset management and service fees” line item in the Consolidated Statements of Operations. Adoption of this standard has no impact on revenues related to financial instruments and insurance contracts (some of which may be reflected within “Asset management and service fees”) given that these types of revenues were specifically scoped out of this ASU.

“Asset management and service fees” principally includes asset-based asset management fees (which continue to be recognized in the period in which the services are performed) and performance-based incentive fees. Under the previously existing guidance, the Company recorded performance-based incentive fee revenue when the contractual terms of the asset management fee arrangement were satisfied such that the performance fee was no longer subject to clawback or contingency. Under the new guidance, the Company will record this revenue when the contractual terms of the asset management fee arrangement have been satisfied and it is probable that a significant reversal in the amount of the fee will not occur. Under this principle the Company will continue to record a deferred performance-based incentive fee liability to the extent it receives cash related to the performance-based incentive fee prior to meeting the revenue recognition criteria delineated above.

Asset management and service fee revenues included $862 million of asset-based management fees, $5 million of performance-based incentive fees and $159 million of other fees for the three months ended March 31, 2018. For the three months ended March 31, 2017, asset management and service fee revenues included $796 million of asset-based management fees, $7 million of performance-based incentive fees and $148 million of other fees. These fees predominantly relate to investment management activities but also include certain asset-based fees associated with insurance contracts. In accordance with the provisions of the ASU, the comparative information for the prior period was not restated and continues to be reported under the accounting standards in effect for that period.

Other ASU adopted during the three months ended March 31, 2018

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

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by increasing accumulated other comprehensive income and decreasing retained earnings, each by $1,653 million.

ASU issued but not yet adopted as of March 31, 2018

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$22,519	$3,114	$612	$25,021	$0
Obligations of U.S. states and their political subdivisions	9,483	842	30	10,295	0
Foreign government bonds	94,181	16,498	354	110,325	0
U.S. corporate public securities	81,309	5,882	1,365	85,826	(6)
U.S. corporate private securities(1)	32,121	1,528	406	33,243	(10)
Foreign corporate public securities	26,776	2,635	233	29,178	(5)
Foreign corporate private securities	23,829	1,179	365	24,643	0
Asset-backed securities(2)	12,614	226	23	12,817	(184)
Commercial mortgage-backed securities	13,021	87	245	12,863	0
Residential mortgage-backed securities(3)	3,327	129	37	3,419	(1)
Total fixed maturities, available-for-sale(1)	$319,180	$32,120	$3,670	$347,630	$(206)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$915	$283	$0	$1,198
Foreign corporate public securities	685	75	0	760
Foreign corporate private securities(5)	88	2	0	90
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	432	31	0	463
Total fixed maturities, held-to-maturity(5)	$2,120	$391	$0	$2,511
__________

(1)	Excludes notes with amortized cost of $2,846 million (fair value, $2,846 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in “Accumulated other comprehensive income (loss)” (“AOCI”), from the impairment measurement date. Amount excludes $440 million of net unrealized gains on impaired available-for-sale securities and $2 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,753 million (fair value, $4,812 million), which have been offset with the associated payables under a netting agreement.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$22,837	$3,647	$346	$26,138	$0
Obligations of U.S. states and their political subdivisions	9,366	1,111	6	10,471	0
Foreign government bonds	88,062	15,650	293	103,419	0
U.S. corporate public securities	81,967	8,671	414	90,224	(10)
U.S. corporate private securities(1)	31,852	2,051	169	33,734	(13)
Foreign corporate public securities	26,389	3,118	99	29,408	(5)
Foreign corporate private securities	23,322	1,242	337	24,227	0
Asset-backed securities(2)	11,965	278	10	12,233	(237)
Commercial mortgage-backed securities	13,134	238	91	13,281	0
Residential mortgage-backed securities(3)	3,491	165	11	3,645	(2)
Total fixed maturities, available-for-sale(1)	$312,385	$36,171	$1,776	$346,780	$(267)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$865	$265	$0	$1,130
Foreign corporate public securities	654	82	0	736
Foreign corporate private securities(5)	84	2	0	86
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	446	32	0	478
Total fixed maturities, held-to-maturity(5)	$2,049	$381	$0	$2,430
__________

(1)	Excludes notes with amortized cost of $2,660 million (fair value, $2,660 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,324	$127	$4,984	$485	$9,308	$612
Obligations of U.S. states and their political subdivisions	1,217	16	264	14	1,481	30
Foreign government bonds	3,882	133	2,866	221	6,748	354
U.S. corporate public securities	28,236	822	5,983	543	34,219	1,365
U.S. corporate private securities	10,588	230	2,123	176	12,711	406
Foreign corporate public securities	5,635	126	1,478	107	7,113	233
Foreign corporate private securities	4,804	86	3,588	279	8,392	365
Asset-backed securities	2,511	13	297	10	2,808	23
Commercial mortgage-backed securities	5,843	116	2,138	129	7,981	245
Residential mortgage-backed securities	1,161	24	276	13	1,437	37
Total	$68,201	$1,693	$23,997	$1,977	$92,198	$3,670
__________

(1)	Includes $13 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of March 31, 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,450	$28	$6,391	$318	$9,841	$346
Obligations of U.S. states and their political subdivisions	44	0	287	6	331	6
Foreign government bonds	4,417	55	2,937	238	7,354	293
U.S. corporate public securities	7,914	110	6,831	304	14,745	414
U.S. corporate private securities	4,596	76	2,009	93	6,605	169
Foreign corporate public securities	2,260	21	1,678	78	3,938	99
Foreign corporate private securities	1,213	20	5,339	317	6,552	337
Asset-backed securities	564	2	366	8	930	10
Commercial mortgage-backed securities	2,593	17	2,212	74	4,805	91
Residential mortgage-backed securities	584	4	286	7	870	11
Total	$27,635	$333	$28,336	$1,443	$55,971	$1,776
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2017.

As of March 31, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $3,182 million and $1,470 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $488 million and $306 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2018, the $1,977 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. government bonds, foreign government bonds and in the Company’s corporate securities within the consumer non-cyclical, energy and utility sectors. As of December 31, 2017, the $1,433 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. government bonds, foreign government bonds and in the Company’s corporate securities within the energy, utility and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either March 31, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$13,067	$13,597	$0	$0
Due after one year through five years	50,349	53,811	185	191
Due after five years through ten years	66,026	70,770	592	663
Due after ten years(1)	160,776	180,353	911	1,194
Asset-backed securities	12,614	12,817	0	0
Commercial mortgage-backed securities	13,021	12,863	0	0
Residential mortgage-backed securities	3,327	3,419	432	463
Total	$319,180	$347,630	$2,120	$2,511
__________

(1)
Excludes available-for-sale notes with amortized cost of $2,846 million (fair value, $2,846 million) and held-to-maturity notes with amortized cost of $4,753 million (fair value, $4,812 million), which have been offset with the associated payables under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$9,585	$7,730
Proceeds from maturities/prepayments	5,226	5,874
Gross investment gains from sales and maturities	374	391
Gross investment losses from sales and maturities	(257)	(163)
OTTI recognized in earnings(2)	(39)	(54)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$36	$50
__________

(1)	Includes $146 million and $215 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2018 and 2017, respectively.

(2)
Excludes the portion of OTTI amounts remaining in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes $0 million and $1 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Credit loss impairments:
Balance, beginning of period	$319	$359
New credit loss impairments	0	0
Additional credit loss impairments on securities previously impaired	0	1
Increases due to the passage of time on previously recorded credit losses	2	3
Reductions for securities which matured, paid down, prepaid or were sold during the period	(113)	(9)
Reductions for securities impaired to fair value during the period(1)	(4)	(3)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(1)
Balance, end of period	$203	$350
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$151	$151	$245	$245
Fixed maturities:
Corporate securities	13,573	13,627	13,816	14,073
Commercial mortgage-backed securities	2,394	2,369	2,294	2,311
Residential mortgage-backed securities(1)	923	908	961	966
Asset-backed securities(2)	1,398	1,426	1,363	1,392
Foreign government bonds	1,101	1,104	1,050	1,057
U.S. government authorities and agencies and obligations of U.S. states	367	400	357	410
Total fixed maturities	19,756	19,834	19,841	20,209
Equity securities	1,395	1,652	1,278	1,643
Total assets supporting experience-rated contractholder liabilities	$21,302	$21,637	$21,364	$22,097
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income,” was $(398) million and $46 million during the three months ended March 31, 2018 and 2017, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(188) million and $43 million during the three months ended March 31, 2018 and 2017, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$69,800	$82,712	$64,628	$76,311
Fixed maturities, held-to-maturity	893	1,170	844	1,103
Fixed maturities, trading	24	24	23	23
Assets supporting experience-rated contractholder liabilities	705	717	657	667
Total	$71,422	$84,623	$66,152	$78,104

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$9,824	$11,124	$9,425	$10,989
Fixed maturities, held-to-maturity	0	0	0	0
Fixed maturities, trading	0	0	0	0
Assets supporting experience-rated contractholder liabilities	15	15	15	15
Total	$9,839	$11,139	$9,440	$11,004

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$13,257	23.1%	$12,670	22.9%
Retail	8,751	15.3	8,543	15.5
Apartments/Multi-Family	15,670	27.4	15,465	28.0
Industrial	10,656	18.6	9,451	17.1
Hospitality	1,953	3.4	2,067	3.7
Other	3,806	6.6	3,888	7.0
Total commercial mortgage loans	54,093	94.4	52,084	94.2
Agricultural property loans	3,223	5.6	3,203	5.8
Total commercial mortgage and agricultural property loans by property type	57,316	100.0%	55,287	100.0%
Valuation allowance	(102)		(100)
Total net commercial mortgage and agricultural property loans by property type	57,214		55,187
Other loans:
Uncollateralized loans	690		663
Residential property loans	196		196
Other collateralized loans	4		5
Total other loans	890		864
Valuation allowance	(6)		(6)
Total net other loans	884		858
Total commercial mortgage and other loans(1)	$58,098		$56,045
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of March 31, 2018 and December 31, 2017, the net carrying value of these loans was $298 million and $593 million, respectively.

As of March 31, 2018, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (6%), Australia (1%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	March 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$97	$3	$1	$0	$5	$106
Addition to (release of) allowance for losses	2	0	0	0	0	2
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$99	$3	$1	$0	$5	$108

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$96	$2	$2	$0	$6	$106
Addition to (release of) allowance for losses	2	1	(1)	0	(1)	1
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$3	$1	$0	$5	$106

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	92	3	1	0	5	101
Total ending balance(1)	$99	$3	$1	$0	$5	$108

Recorded investment(2):
Individually evaluated for impairment	$71	$35	$0	$0	$2	$108
Collectively evaluated for impairment	54,022	3,188	196	4	688	58,098
Total ending balance(1)	$54,093	$3,223	$196	$4	$690	$58,206
__________

(1)	As of March 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	90	3	1	0	5	99
Total ending balance(1)	$97	$3	$1	$0	$5	$106

Recorded investment(2):
Individually evaluated for impairment	$75	$39	$0	$0	$2	$116
Collectively evaluated for impairment	52,009	3,164	196	5	661	56,035
Total ending balance(1)	$52,084	$3,203	$196	$5	$663	$56,151
__________

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	March 31, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$30,215	$682	$265	$31,162
60%-69.99%	14,694	621	156	15,471
70%-79.99%	6,524	702	10	7,236
80% or greater	84	116	24	224
Total commercial mortgage loans	$51,517	$2,121	$455	$54,093

Agricultural property loans

	March 31, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$2,974	$175	$2	$3,151
60%-69.99%	72	0	0	72
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,046	$175	$2	$3,223

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Total commercial mortgage and agricultural property loans

	March 31, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$33,189	$857	$267	$34,313
60%-69.99%	14,766	621	156	15,543
70%-79.99%	6,524	702	10	7,236
80% or greater	84	116	24	224
Total commercial mortgage and agricultural property loans	$54,563	$2,296	$457	$57,316

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$54,093	$0	$0	$0	$0	$54,093	$70
Agricultural property loans	3,222	0	0	1	1	3,223	23
Residential property loans	191	2	1	2	5	196	2
Other collateralized loans	4	0	0	0	0	4	0
Uncollateralized loans	690	0	0	0	0	690	0
Total	$58,200	$2	$1	$3	$6	$58,206	$95
 __________

(1)	As of March 31, 2018, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

For the three months ended March 31, 2018 and 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended March 31, 2018 and 2017, there were no commercial mortgage and other loans sold, other than those classified as held-for-sale.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. During the three months ended March 31, 2018, there were $24 million of new troubled debt restructurings related to commercial mortgage and other loans with payment defaults on loans that were modified as a troubled debt restructuring within the twelve months preceding. During the three months ended March 31, 2017, there were no new troubled debt restructurings related to commercial mortgage and other loans with payment defaults on loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both March 31, 2018 and December 31, 2017, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, there were $4 million of private debt commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,929	$2,954
Hedge funds	907	803
Real estate-related	1,153	972
Subtotal equity method	4,989	4,729
Fair value:
Private equity	1,622	1,325
Hedge funds	2,387	2,419
Real estate-related	288	247
Subtotal fair value(1)	4,297	3,991
Total LPs/LLCs	9,286	8,720
Real estate held through direct ownership(2)	2,421	2,409
Derivative instruments	1,226	1,214
Other(3)	1,111	1,030
Total other invested assets(4)	$14,044	$13,373
__________

(1)	As of December 31, 2017, $1,572 million was accounted for using the cost method.

(2)	As of March 31, 2018 and December 31, 2017, real estate held through direct ownership had mortgage debt of $802 million and $799 million, respectively.

(3)
Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(4)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Fixed maturities, available-for-sale(1)	$2,954	$2,795
Fixed maturities, held-to-maturity(1)	55	54
Fixed maturities, trading	31	42
Assets supporting experience-rated contractholder liabilities, at fair value	191	195
Equity securities, at fair value	35	90
Commercial mortgage and other loans	569	537
Policy loans	152	152
Other invested assets	141	332
Short-term investments and cash equivalents	72	44
Gross investment income	4,200	4,241
Less: investment expenses	(202)	(180)
Net investment income(2)	$3,998	$4,061
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

(2)	Prior period amounts have been reclassified to conform to current period presentation.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Fixed maturities(1)	$78	$174
Equity securities(2)	0	256
Commercial mortgage and other loans	12	14
Investment real estate	2	6
LPs/LLCs	6	(11)
Derivatives(3)	328	(11)
Other	(1)	(1)
Realized investment gains (losses), net	$425	$427
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income.”

(3)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2018	December 31, 2017
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$234	$286
Fixed maturity securities, available-for-sale—all other	28,216	34,109
Equity securities, available-for-sale(1)	0	2,027
Derivatives designated as cash flow hedges(2)	(622)	(39)
Other investments(3)	26	15
Net unrealized gains (losses) on investments	$27,854	$36,398
__________

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Other income.”

(2)	For more information on cash flow hedges, see Note 5.

(3)
As of March 31, 2018, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,150	$342	$8,492	$911	$7,349	$8,260
U.S. corporate public securities	1	0	1	1	0	1
Foreign corporate public securities	0	0	0	0	0	0
Residential mortgage-backed securities	117	23	140	0	139	139
Equity securities	0	0	0	0	0	0
Total securities sold under agreements to repurchase(1)	$8,268	$365	$8,633	$912	$7,488	$8,400
__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$94	$321	$415	$87	$35	$122
Obligations of U.S. states and their political subdivisions	129	0	129	103	0	103
Foreign government bonds	287	0	287	335	0	335
U.S. corporate public securities	2,758	0	2,758	2,961	0	2,961
Foreign corporate public securities	630	0	630	655	0	655
Residential mortgage-backed securities	0	24	24	0	0	0
Equity securities	69	0	69	178	0	178
Total cash collateral for loaned securities(1)	$3,967	$345	$4,312	$4,319	$35	$4,354
__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for which the Company is the Investment Manager(1)(2)		Other Consolidated VIEs(1)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Fixed maturities, available-for-sale	$79	$69	$291	$275
Fixed maturities, held-to-maturity	88	83	858	810
Fixed maturities, trading	1,078	1,623	0	0
Assets supporting experience-rated contractholder liabilities	0	0	9	9
Equity securities	28	28	0	0
Commercial mortgage and other loans	649	617	0	0
Other invested assets	1,368	1,390	68	97
Cash and cash equivalents	140	164	0	0
Accrued investment income	5	7	4	4
Other assets	462	440	151	150
Total assets of consolidated VIEs	$3,897	$4,421	$1,381	$1,345
Other liabilities	$340	$433	$8	$0
Notes issued by consolidated VIEs(3)	$954	$1,518	$0	$0
Total liabilities of consolidated VIEs	$1,294	$1,951	$8	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 __________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for additional information.

(2)
Total assets of consolidated VIEs reflect $1,815 million and $1,716 million as of March 31, 2018 and December 31, 2017, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(3)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2018 and December 31, 2017, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $1,177 million and $1,013 million at March 31, 2018 and December 31, 2017, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in LPs/LLCs, which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $9,286 million and $8,720 million as of March 31, 2018 and December 31, 2017, respectively.

In addition, in the normal course of its activities, the Company will invest in structured investments including VIEs for which it is not the investment manager. These structured investments typically invest in fixed income investments and are managed by third-parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities. The Company’s maximum exposure to loss on these structured investments, both VIEs and non-VIEs, is limited to the amount of its investment. See Note 3 for details regarding the carrying amounts and classification of these assets. The Company has not provided material financial or other support that was not contractually required to these structures. The Company has determined that it is not the primary beneficiary of these structures due to the fact that it does not control these entities.

5. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivatives instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate contracts: futures, swaps, options, swaptions, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

•	Other contracts: to-be-announced (“TBA”) forward contracts, loan commitments, embedded derivatives and synthetic guaranteed investment contracts (“GICs”)

For detailed information on these contracts and the related strategies, see Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risk, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and non-performance risk (“NPR”). This netting impact results in total derivative assets of $1,219 million and $1,205 million as of March 31, 2018 and December 31, 2017, respectively, and total derivative liabilities of $1,249 million and $643 million as of March 31, 2018 and December 31, 2017, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2018			December 31, 2017
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,993	$190	$(75)	$3,204	$271	$(88)
Foreign Currency
Foreign Currency Forwards	595	0	(17)	545	0	(8)
Currency/Interest Rate
Foreign Currency Swaps	18,882	517	(1,184)	17,732	766	(735)
Total Qualifying Hedges	$22,470	$707	$(1,276)	$21,481	$1,037	$(831)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$155,142	$6,488	$(3,707)	$158,552	$7,958	$(3,509)
Interest Rate Futures	20,234	4	0	23,792	25	(1)
Interest Rate Options	21,724	171	(245)	18,456	167	(203)
Interest Rate Forwards	1,246	6	0	1,498	6	(2)
Foreign Currency
Foreign Currency Forwards	24,761	479	(235)	23,905	164	(254)
Foreign Currency Options	34	0	0	59	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,830	486	(653)	13,777	822	(414)
Credit
Credit Default Swaps	1,277	13	(5)	1,314	21	(5)
Equity
Equity Futures	140	0	0	710	2	(2)
Equity Options	53,400	636	(605)	36,007	588	(364)
Total Return Swaps	22,336	609	(196)	15,558	17	(369)
Commodity
Commodity Futures	12	0	0	0	0	0
Synthetic GICs	76,159	6	0	77,290	0	(1)
Total Non-Qualifying Derivatives	$390,295	$8,898	$(5,646)	$370,918	$9,770	$(5,124)
Total Derivatives(1)	$412,765	$9,605	$(6,922)	$392,399	$10,807	$(5,955)
__________

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $7,031 million and $8,748 million as of March 31, 2018 and December 31, 2017, respectively, primarily included in “Future policy benefits.”

Most of the Company’s derivatives do not qualify for hedge accounting for various reasons. For example: (i) derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income; (ii) derivatives that are utilized as macro hedges of the Company’s exposure to various risks typically do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedge accounting rules; and (iii) synthetic GIC, which are product standalone derivatives, do not qualify as hedging instruments under hedge accounting rules.

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

	March 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$9,537	$(8,382)	$1,155	$(756)	$399
Securities purchased under agreement to resell	1,388	0	1,388	(1,388)	0
Total assets	$10,925	$(8,382)	$2,543	$(2,144)	$399
Offsetting of Financial Liabilities:
Derivatives(1)	$6,913	$(5,673)	$1,240	$(1,240)	$0
Securities sold under agreement to repurchase	8,633	0	8,633	(8,633)	0
Total liabilities	$15,546	$(5,673)	$9,873	$(9,873)	$0

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,710	$(9,600)	$1,110	$(625)	$485
Securities purchased under agreement to resell	240	0	240	(240)	0
Total assets	$10,950	$(9,600)	$1,350	$(865)	$485
Offsetting of Financial Liabilities:
Derivatives(1)	$5,948	$(5,312)	$636	$(588)	$48
Securities sold under agreement to repurchase	8,400	0	8,400	(8,400)	0
Total liabilities	$14,348	$(5,312)	$9,036	$(8,988)	$48
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended March 31, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$17	$(3)	$0	$0	$(83)	$0
Currency	2	0	0	0	0	0
Total fair value hedges	19	(3)	0	0	(83)	0
Cash flow hedges
Interest Rate	0	0	0	0	0	7
Currency	0	0	0	0	0	(8)
Currency/Interest Rate	0	47	(91)	0	0	(582)
Total cash flow hedges	0	47	(91)	0	0	(583)
Net investment hedges
Currency	(2)	0	0	0	0	(2)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	(2)	0	0	0	0	(2)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,516)	0	0	0	0	0
Currency	412	0	1	0	0	0
Currency/Interest Rate	(555)	0	(1)	0	0	0
Credit	(5)	0	0	0	0	0
Equity	10	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	1,979	0	0	0	0	0
Total non-qualifying hedges	325	0	0	0	0	0
Total	$342	$44	$(91)	$0	$(83)	$(585)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$8	$(6)	$0	$0	$0	$0
Currency	2	0	0	0	0	0
Total fair value hedges	10	(6)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	3
Currency/Interest Rate	0	44	(39)	0	0	(201)
Total cash flow hedges	0	44	(39)	(1)	0	(198)
Net investment hedges
Currency	0	0	0	0	0	(3)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(3)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(147)	0	0	0	0	0
Currency	38	0	(1)	0	0	0
Currency/Interest Rate	(87)	0	0	0	0	0
Credit	10	0	0	0	0	0
Equity	(704)	0	0	0	0	0
Commodity	0	0	0	0	0	0
Embedded Derivatives	876	0	0	0	0	0
Total non-qualifying hedges	(14)	0	(1)	0	0	0
Total	$(4)	$38	$(40)	$(1)	$0	$(201)

__________

(1)	Amounts deferred in AOCI.

For the three months ended March 31, 2018, the ineffective portion of derivatives accounted for using hedge accounting was $13 million and for the three months ended March 31, 2017, the ineffective portion of derivatives accounted for using hedge accounting were de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2017	$(39)
Net deferred gains/(losses) on cash flow hedges from January 1 to March 31, 2018	(635)
Amount reclassified into current period earnings	52
Balance, March 31, 2018	$(622)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2018 values, it is estimated that a pre-tax gain of approximately $157 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2019, offset by amounts pertaining to the hedged items.

The Company’s exposure from the qualifying cash flow hedges reflects variability of future cash flows in foreign currency amounts related to both the forecasted transactions and the receipt or payment of interest on existing financial instruments. As of March 31, 2018, the maximum length of time over which these cash flow hedges are outstanding were 5 years and 40 years respectively.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $524 million and $526 million as of March 31, 2018 and December 31, 2017, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $110 million and $114 million as of March 31, 2018 and December 31, 2017, respectively. These credit derivatives are reported at fair value as an asset of $2 million as of both March 31, 2018 and December 31, 2017. As of March 31, 2018, the notional amount of these credit derivatives had the following NAIC ratings: $37 million in NAIC 1; $61 million in NAIC 2; $5 million in NAIC 3; $1 million in NAIC 4; $1 million in NAIC 5; and $5 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $1,022 million as of both March 31, 2018 and December 31, 2017. These credit derivatives are reported at fair value as an asset of $9 million and $18 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the notional amount of these credit derivatives had the following NAIC ratings: $52 million in NAIC 1; and $970 million in NAIC 3. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 3 years, while the credit protection on the index references have maturities of less than 29 years. This excludes a credit derivative related to surplus notes issued by a subsidiary of Prudential Insurance as further disclosed below.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2018 and December 31, 2017, the Company had $145 million and $178 million of outstanding notional amounts reported at fair value as a liability of $3 million and $5 million, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through a central clearing and over-the-counter (“OTC”); (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

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

As of March 31, 2018, there were no net liability derivative positions with counterparties with credit risk-related contingent features; as such, all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

6. FAIR VALUE OF ASSETS AND LIABILITIES

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

For a discussion of Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

 Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$24,962	$59	$	$25,021
Obligations of U.S. states and their political subdivisions	0	10,290	5		10,295
Foreign government bonds	0	110,197	128		110,325
U.S. corporate public securities	0	85,718	108		85,826
U.S. corporate private securities(2)	0	31,413	1,830		33,243
Foreign corporate public securities	0	29,110	68		29,178
Foreign corporate private securities	0	23,914	729		24,643
Asset-backed securities(3)	0	6,063	6,754		12,817
Commercial mortgage-backed securities	0	12,820	43		12,863
Residential mortgage-backed securities	0	3,317	102		3,419
Subtotal	0	337,804	9,826		347,630
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	199	0		199
Obligations of U.S. states and their political subdivisions	0	201	0		201
Foreign government bonds	0	884	220		1,104
Corporate securities	0	13,159	468		13,627
Asset-backed securities(3)	0	762	664		1,426
Commercial mortgage-backed securities	0	2,369	0		2,369
Residential mortgage-backed securities	0	908	0		908
Equity securities	1,390	257	5		1,652
All other(5)	0	16	7		23
Subtotal	1,390	18,755	1,364		21,509
Fixed maturities trading	0	2,681	204		2,885
Equity securities	5,865	639	785		7,289
Commercial mortgage and other loans	0	298	0		298
Other invested assets(6)	4	9,584	144	(8,382)	1,350
Short-term investments	2,693	1,590	10		4,293
Cash equivalents	1,771	4,824	0		6,595
Other assets	0	3	0		3
Separate account assets(7)(8)	43,896	228,810	2,360		275,066
Total assets	$55,619	$604,988	$14,693	$(8,382)	$666,918
Future policy benefits(9)	$0	$0	$6,981	$	$6,981
Other liabilities	5	6,922	56	(5,673)	1,310
Notes issued by consolidated VIEs	0	0	612		612
Total liabilities	$5	$6,922	$7,649	$(5,673)	$8,903

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,086	$52	$	$26,138
Obligations of U.S. states and their political subdivisions	0	10,466	5		10,471
Foreign government bonds	0	103,271	148		103,419
U.S. corporate public securities	0	90,115	109		90,224
U.S. corporate private securities(2)	0	31,845	1,889		33,734
Foreign corporate public securities	0	29,329	79		29,408
Foreign corporate private securities	0	23,528	699		24,227
Asset-backed securities(3)	0	5,629	6,604		12,233
Commercial mortgage-backed securities	0	13,268	13		13,281
Residential mortgage-backed securities	0	3,547	98		3,645
Subtotal	0	337,084	9,696		346,780
Assets supporting experience-rated contractholder liabilities(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	201	0		201
Obligations of U.S. states and their political subdivisions	0	208	0		208
Foreign government bonds	0	834	223		1,057
Corporate securities	0	13,611	462		14,073
Asset-backed securities(3)	0	670	722		1,392
Commercial mortgage-backed securities	0	2,311	0		2,311
Residential mortgage-backed securities	0	965	1		966
Equity securities	1,381	258	4		1,643
All other(5)	25	105	7		137
Subtotal	1,406	19,163	1,419		21,988
Fixed maturities trading(4)	0	3,351	156		3,507
Equity securities(4)	5,978	556	795		7,329
Commercial mortgage and other loans	0	593	0		593
Other invested assets(4)(6)	32	10,768	137	(9,600)	1,337
Short-term investments(4)	3,931	1,850	8		5,789
Cash equivalents(4)	1,900	6,398	0		8,298
Other assets	0	1	13		14
Separate account assets(7)(8)	45,397	232,874	2,122		280,393
Total assets	$58,644	$612,638	$14,346	$(9,600)	$676,028
Future policy benefits(9)	$0	$0	$8,720	$	$8,720
Other liabilities	4	5,946	50	(5,312)	688
Notes issued by consolidated VIEs	0	0	1,196		1,196
Total liabilities	$4	$5,946	$9,966	$(5,312)	$10,604
__________

(1)
“Netting” amounts represent cash collateral of $2,709 million and $4,288 million as of March 31, 2018 and December 31, 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with both fair value and carrying amount of $2,846 million and $2,660 million, as of March 31, 2018 and December 31, 2017, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(5)	All other represents cash equivalents and short-term investments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At March 31, 2018 and December 31, 2017, the fair values of such investments were $4,297 million and $1,969 million respectively.

(7)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate net asset value per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2018 and December 31, 2017, the fair value of such investments was $25,519 million and $26,224 million, respectively.

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

(9)
As of March 31, 2018, the net embedded derivative liability position of $6.9 billion includes $1.1 billion of embedded derivatives in an asset position and $8.0 billion of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $8.7 billion includes $0.9 billion of embedded derivatives in an asset position and $9.6 billion of embedded derivatives in a liability position.

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

	Three Months Ended March 31,
	2018	2017
	(in millions)
Transferred from Level 1 to Level 2	$171	$46
Transferred from Level 2 to Level 1	$7	$57

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,377	Discounted cash flow	Discount rate	0.64%	-	20%	7.41%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X		7.6X	6.2X	Increase
		Liquidation	Liquidation value	13.31%	-	13.70%	13.54%	Increase
Separate account assets-commercial mortgage loans(4)	$798	Discounted cash flow	Spread	1.02%	-	2.69%	1.15%	Decrease
Liabilities:
Future policy benefits(5)	$6,981	Discounted cash flow	Lapse rate(6)	1%	-	12%		Decrease
			Spread over LIBOR(7)	0.24%	-	1.21%		Decrease
			Utilization rate(8)	52%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	14%		Decrease
			Equity volatility curve	16%	-	24%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,352	Discounted cash flow	Discount rate	0.65%	-	22%	7.20%	Decrease
		Market comparables	EBITDA multiples(3)	7.4X	-	7.4X	7.4X	Increase
		Liquidation	Liquidation value	13.10%	-	25.00%	14.68%	Increase
Separate account assets-commercial mortgage loans(4)	$821	Discounted cash flow	Spread	1.08%	-	2.78%	1.20%	Decrease
Liabilities:
Future policy benefits(5)	$8,720	Discounted cash flow	Lapse rate(6)	1%	-	12%		Decrease
			Spread over LIBOR(7)	0.12%	-	1.10%		Decrease
			Utilization rate(8)	52%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	14%		Decrease
			Equity volatility curve	13%	-	24%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

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

(7)
The spread over the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interrelationships Between Unobservable Inputs—In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another or multiple inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in Level 3 Assets and Liabilities—The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies or the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended March 31, 2018(1)
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$52	$5	$148	$2,776	$6,715
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(7)	13
Included in other comprehensive income (loss)	0	0	0	16	(30)
Net investment income	0	0	0	2	2
Purchases	7	0	0	118	1,548
Sales	0	0	0	(1)	(66)
Issuances	0	0	0	0	0
Settlements	0	0	0	(169)	(649)
Foreign currency translation	0	0	1	12	26
Other(6)	0	0	0	0	4
Transfers into Level 3(7)	0	0	5	60	1,071
Transfers out of Level 3(7)	0	0	(26)	(72)	(1,735)
Fair Value, end of period	$59	$5	$128	$2,735	$6,899
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(9)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018(1)
	Assets Supporting Experience-Rated Contractholder Liabilities
	Foreign government	Corporate securities(2)	Structured securities(3)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$223	$462	$722	$4	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	(4)	1	0	1	0
Net investment income	1	0	0	0	0
Purchases	0	24	3	0	19
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(18)	(13)	0	(19)
Foreign currency translation	0	0	0	0	0
Other(6)	0	0	0	0	0
Transfers into Level 3(7)	0	0	28	0	0
Transfers out of Level 3(7)	0	(1)	(76)	0	0
Fair Value, end of period	$220	$468	$664	$5	$7
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$(4)	$0	$0	$1	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018(1)
	Fixed maturities trading	Equity securities	Other invested assets	Short-term investments	Cash equivalents
	(in millions)
Fair Value, beginning of period	$156	$795	$137	$8	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	8	(1)	0
Other income	(2)	14	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	40	7	1	14	0
Sales	(4)	(17)	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(37)	0	(12)	0
Foreign currency translation	5	21	0	1	0
Other(6)	0	5	(2)	0	0
Transfers into Level 3(7)	11	0	0	0	0
Transfers out of Level 3(7)	(2)	(3)	0	0	0
Fair Value, end of period	$204	$785	$144	$10	$0
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1	$(1)	$0
Other income	$4	$13	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018(1)
	Other assets	Separate account assets(4)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$13	$2,122	$(8,720)	$(50)	$(1,196)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(13)	0	2,026	(19)	(3)
Other Income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	(33)	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	237	0	10	0
Sales	0	(8)	0	0	0
Issuances	0	0	(287)	0	0
Settlements	0	(121)	0	2	0
Foreign currency translation	0	0	0	0	0
Other(6)	0	0	0	1	587
Transfers into Level 3(7)	0	195	0	0	0
Transfers out of Level 3(7)	0	(32)	0	0	0
Fair Value, end of period	$0	$2,360	$(6,981)	$(56)	$(612)
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$(13)	$0	$1,937	$(13)	$(3)
Other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$(26)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$0	$5	$124	$2,173	$4,555
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	44	2
Included in other comprehensive income (loss)	0	0	0	13	0
Net investment income	0	0	0	9	3
Purchases	0	0	1	34	782
Sales	0	0	0	(141)	(10)
Issuances	0	0	0	0	0
Settlements	0	0	0	(59)	(420)
Foreign currency translation	0	0	5	9	12
Other(6)	10	0	0	(10)	(1)
Transfers into Level 3(7)	0	0	7	98	1,647
Transfers out of Level 3(7)	0	0	(1)	(59)	(659)
Fair Value, end of period	$10	$5	$136	$2,111	$5,911
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(8)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Assets Supporting Experience-Rated Contractholder Liabilities(5)
	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$227	$154	$290
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Other income	(1)	4	0
Net investment income	1	0	0
Purchases	0	31	190
Sales	0	(2)	0
Issuances	0	0	0
Settlements	0	(30)	(8)
Foreign currency translation	0	0	0
Other(6)	0	0	0
Transfers into Level 3(7)	0	21	233
Transfers out of Level 3(7)	0	(4)	(29)
Fair Value, end of period	$227	$174	$676
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$(1)	$2	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Fixed maturities trading(5)	Equity securities(5)	Other invested assets (5)	Short-term investments	Cash equivalents
	(in millions)
Fair Value, beginning of period	$76	$752	$8	$1	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	(1)	21	0	0	0
Included in other comprehensive income (loss)	0	11	0	0	0
Net investment income	0	0	0	0	2
Purchases	15	22	0	0	0
Sales	(1)	(28)	0	0	0
Issuances	0	0	0	0	0
Settlements	(10)	(6)	0	0	0
Foreign currency translation	1	9	0	0	0
Other(6)	1	0	71	0	4
Transfers into Level 3(7)	26	31	0	0	0
Transfers out of Level 3(7)	(1)	(1)	0	0	0
Fair Value, end of period	$106	$811	$79	$1	$6
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(4)	$0	0
Other income	$(1)	$21	$0	$0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Other assets	Separate account assets(4)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$0	$1,849	$(8,238)	$(22)	$(1,839)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(8)	0	875	(6)	(15)
Other Income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	24	0	0	0
Net investment income	0	0	0	0	0
Purchases	8	155	0	0	0
Sales	0	(4)	0	0	0
Issuances	0	0	(275)	0	0
Settlements	0	(206)	0	1	0
Foreign currency translation	0	0	(2)	0	0
Other(6)	0	0	0	0	0
Transfers into Level 3(7)	0	191	0	0	0
Transfers out of Level 3(7)	0	(34)	0	0	0
Fair Value, end of period	$0	$1,975	$(7,640)	$(27)	$(1,854)
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$(8)	$0	$813	$(6)	$(15)
Other Income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$23	$0	$0	$0
__________

(1)	Current period amounts include one additional month of activity related to the elimination of Gibraltar Life’s reporting lag.

(2)
Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period amounts were aggregated to conform to current period presentation.

(3)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities. Prior period amounts were aggregated to conform to current period presentation.

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

(5)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(6)
Other, for the period ended March 31, 2018, primarily represents deconsolidation of a VIE and reclassifications of certain assets between reporting categories. Other, for the period ended March 31, 2017, primarily represents consolidations of VIE and reclassifications of certain assets between reporting categories.

(7)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(8)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Derivative Fair Value Information

The following tables present the balances of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying risk. These tables include NPR and exclude embedded derivatives and associated reinsurance recoverables. The derivative assets and liabilities shown below are included in “Other invested assets” or “Other liabilities” in the tables contained within the sections “—Assets and Liabilities by Hierarchy Level” and “—Changes in Level 3 Assets and Liabilities,” above.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$4	$6,849	$7	$	$6,860
Currency	0	480	0		480
Credit	0	13	0		13
Currency/Interest Rate	0	1,003	0		1,003
Equity	0	1,239	6		1,245
Commodity	0	0	0		0
Netting(1)				(8,382)	(8,382)
Total derivative assets	$4	$9,584	$13	$(8,382)	$1,219
Derivative Liabilities:
Interest Rate	$0	$4,024	$1	$	$4,025
Currency	0	253	0		253
Credit	0	5	0		5
Currency/Interest Rate	0	1,837	0		1,837
Equity	0	802	0		802
Commodity	0	0	0		0
Netting(1)				(5,673)	(5,673)
Total derivative liabilities	$0	$6,921	$1	$(5,673)	$1,249

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$25	$8,399	$0	$	$8,424
Currency	0	165	0		165
Credit	0	21	0		21
Currency/Interest Rate	0	1,588	0		1,588
Equity	2	595	10		607
Commodity	0	0	0		0
Netting(1)				(9,600)	(9,600)
Total derivative assets	$27	$10,768	$10	$(9,600)	$1,205
Derivative Liabilities:
Interest Rate	$1	$3,800	$3	$	$3,804
Currency	0	262	0		262
Credit	0	5	0		5
Currency/Interest Rate	0	1,149	0		1,149
Equity	2	733	0		735
Commodity	0	0	0		0
Netting(1)				(5,312)	(5,312)
Total derivative liabilities	$3	$5,949	$3	$(5,312)	$643
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018
	Net Derivative- Equity	Net Derivative- Interest Rate
	(in millions)
Fair Value, beginning of period	$10	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	9
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Foreign currency translation	0	0
Other(1)	(5)	0
Transfers into Level 3(2)	1	0
Transfers out of Level 3(2)	0	0
Fair Value, end of period	$6	$6
Unrealized gains (losses) for assets still held:
Included in earnings:
Realized investment gains (losses), net	$1	$8
Other income	$0	$0

	Three Months Ended March 31, 2017
	Net Derivative- Equity	Net Derivative- Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(1)
Other income	0	0
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0
Other	0	0
Transfers into Level 3(2)	0	0
Transfers out of Level 3(2)	0	0
Fair Value, end of period	$0	$3
Unrealized gains (losses) for assets still held:
Included in earnings:
Realized investment gains (losses), net	$0	$(1)
Other income	$0	$0
__________

(1)	Represents conversion of warrants to equity shares.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfer occurs.

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is an evidence of impairment. Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3).

	Three Months Ended March 31,
	2018	2017
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$0	$0
Mortgage servicing rights(2)	$2	$2
Cost method investments(3)	$0	$(10)

	March 31, 2018	December 31, 2017
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$63	$64
Mortgage servicing rights(2)	$62	$60
Cost method investments(3)	$0	$150
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

(3)
Due to the adoption of ASU 2016-01 effective January 1, 2018, LPs/LLCs (formerly accounted for under the cost method) are carried at fair value at each reporting date with changes in fair value reported in “Other income”.  Therefore, these assets are no longer reported in this table because they are no longer carried at fair value on a non-recurring basis.

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that result from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income” for other invested assets and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Interest income on commercial mortgage and other loans is included in “Net investment income.” Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The following tables present information regarding assets and liabilities where the fair value option has been elected.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Assets:
Other invested assets (2):
Changes in fair value	$0	$54
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$3	$15

	Three Months Ended March 31,
	2018	2017
	(in millions)
Commercial mortgage and other loans:
Interest income	$2	$2
Notes issued by consolidated VIEs:
Interest expense	$9	$22

	March 31, 2018	December 31, 2017
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$298	$593
Aggregate contractual principal as of period end	$292	$582
Other invested assets (2):
Fair value as of period end	$0	$1,945
Notes issued by consolidated VIEs:
Fair value as of period end	$612	$1,196
Aggregate contractual principal as of period end	$632	$1,233
__________

(1)	As of March 31, 2018, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

(2)	LPs/LLCs are reported at fair value due to adoption of ASU 2016-01, which in prior period were reported at fair value option. See Note 2 for details.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,551	$960	$2,511	$2,120
Assets supporting experience-rated contractholders liabilities	98	30	0	128	128
Commercial mortgage and other loans	0	134	58,199	58,333	57,800
Policy loans	1	0	12,035	12,036	12,036
Other invested assets	0	57	0	57	57
Short-term investments	1,433	26	0	1,459	1,459
Cash and cash equivalents	7,742	1,339	0	9,081	9,081
Accrued investment income	0	3,169	0	3,169	3,169
Other assets	81	2,498	665	3,244	3,244
Total assets	$9,355	$8,804	$71,859	$90,018	$89,094
Liabilities:
Policyholders’ account balances—investment contracts	$0	$32,936	$66,895	$99,831	$100,486
Securities sold under agreements to repurchase	0	8,633	0	8,633	8,633
Cash collateral for loaned securities	0	4,312	0	4,312	4,312
Short-term debt	0	1,353	32	1,385	1,383
Long-term debt(5)	1,294	16,667	1,976	19,937	18,143
Notes issued by consolidated VIEs	0	0	342	342	342
Other liabilities	0	6,226	694	6,920	6,920
Separate account liabilities—investment contracts	0	69,950	29,363	99,313	99,313
Total liabilities	$1,294	$140,077	$99,302	$240,673	$239,532

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,484	$946	$2,430	$2,049
Assets supporting experience-rated contractholders liabilities(4)	58	51	0	109	109
Commercial mortgage and other loans	0	129	56,619	56,748	55,452
Policy loans	1	0	11,890	11,891	11,891
Short-term investments	989	22	0	1,011	1,011
Cash and cash equivalents	5,997	195	0	6,192	6,192
Accrued investment income	0	3,325	0	3,325	3,325
Other assets	45	2,385	685	3,115	3,115
Total assets	$7,090	$7,591	$70,140	$84,821	$83,144
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,045	$67,141	$100,186	$99,948
Securities sold under agreements to repurchase	0	8,400	0	8,400	8,400
Cash collateral for loaned securities	0	4,354	0	4,354	4,354
Short-term debt	0	1,384	0	1,384	1,380
Long-term debt(5)	1,296	16,369	2,095	19,760	17,172
Notes issued by consolidated VIEs	0	0	322	322	322
Other liabilities	0	6,002	715	6,717	6,717
Separate account liabilities—investment contracts	0	71,336	30,490	101,826	101,826
Total liabilities	$1,296	$140,890	$100,763	$242,949	$240,119
__________

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $1,795 million and $1,571 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, as of March 31, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

(2)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(3)
As of March 31, 2018, excludes notes with fair value and carrying amount of $4,812 million and $4,753 million, respectively. As of December 31, 2017, excludes notes with fair value and carrying amount of $4,913 million and $4,627 million, respectively. These amounts have been offset with the associated payables under a netting agreement.

(4)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(5)
As of March 31, 2018, includes notes with fair value and carrying amount of $7,658 million and $7,599 million, respectively. As of December 31, 2017, includes notes with fair value and carrying amount of $7,577 million and $7,287 million, respectively. These amounts have been offset with the associated receivables under a netting agreement.

7. CLOSED BLOCK

On December 18, 2001, the date of demutualization, Prudential Insurance established a closed block for certain in force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For more information on the Closed Block, see Note 12 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2018 and December 31, 2017, the Company recognized a policyholder dividend obligation of $2,621 million and $1,790 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1,812 million and $3,656 million at March 31, 2018 and December 31, 2017, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Closed Block liabilities
Future policy benefits	$48,631	$48,870
Policyholders’ dividends payable	860	829
Policyholders’ dividend obligation	4,433	5,446
Policyholders’ account balances	5,120	5,146
Other Closed Block liabilities	5,165	5,070
Total Closed Block liabilities	64,209	65,361
Closed Block assets
Fixed maturities, available-for-sale, at fair value	39,858	41,043
Fixed maturities, trading, at fair value(1)	205	339
Equity securities, at fair value(1)	2,309	2,340
Commercial mortgage and other loans	9,027	9,017
Policy loans	4,495	4,543
Other invested assets(1)	3,407	3,159
Short-term investments	413	632
Total investments	59,714	61,073
Cash and cash equivalents	1,020	789
Accrued investment income	491	474
Other Closed Block assets	222	249
Total Closed Block assets	61,447	62,585
Excess of reported Closed Block liabilities over Closed Block assets	2,762	2,776
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	1,777	3,627
Allocated to policyholder dividend obligation	(1,812)	(3,656)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,727	$2,747
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2018
(in millions)
Balance, December 31, 2017	$5,446
Cumulative-effect adjustment from the adoption of ASU 2016-01(1)	157
Impact from earnings allocable to policyholder dividend obligation	(139)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,031)
Balance, March 31, 2018	$4,433
__________

(1)	See Note 2 for details.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues
Premiums	$551	$605
Net investment income	597	650
Realized investment gains (losses), net	(2)	273
Other income (loss)	21	34
Total Closed Block revenues	1,167	1,562
Benefits and Expenses
Policyholders’ benefits	727	789
Interest credited to policyholders’ account balances	33	33
Dividends to policyholders	308	593
General and administrative expenses	93	97
Total Closed Block benefits and expenses	1,161	1,512
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	6	50
Income tax expense (benefit)	(9)	37
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$15	$13

8. INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income before income taxes and equity in earnings of operating joint ventures.” Taxes attributable to operating joint ventures are recorded within “Equity in earnings of operating joint ventures, net of taxes.” The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $352 million, or 20.8% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first three months of 2018, compared to $395 million, or 22.7%, in the first three months of 2017. The Company’s current effective tax rates differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at higher rates than the U.S. statutory rate. The Company’s prior effective tax rates differed from the U.S statutory rate in effect at that time of 35% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at lower rates than the U.S. statutory rate.

U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”). On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $2,880 million tax benefit in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the Internal Revenue Service (“IRS”), U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first quarter of 2018, the Company recognized additional refinements of our provisional estimates.

The cumulative financial statement impact related to the Tax Act of 2017 as of March 31, 2018 was as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Twelve Months Ended December 31, 2017	Three Months Ended March 31, 2018	Total
	(in millions)
Deferred tax revaluation from 35% to 21%	$(1,592)	$4	$(1,588)
Adoption of modified territorial system	(1,785)	(24)	(1,809)
Deemed repatriation	497	0	497
Total provision for income tax expense (benefit)	$(2,880)	$(20)	$(2,900)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2018	December 31, 2017
	($ in millions)
Commercial paper:
Prudential Financial	$25	$50
Prudential Funding, LLC	496	500
Subtotal commercial paper	521	550
Current portion of long-term debt(1)	862	830
Total short-term debt(2)	$1,383	$1,380
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$85	$277
Daily average commercial paper outstanding	$1,179	$1,110
Weighted average maturity of outstanding commercial paper, in days	20	22
Weighted average interest rate on outstanding short-term debt(3)	1.47%	0.99%
__________
(1) Includes $32 million that has recourse only to real estate investment property at March 31, 2018.
(2) Includes Prudential Financial debt of $855 million and $880 million at March 31, 2018 and December 31, 2017, respectively.
(3) Excludes the current portion of long-term debt.

Prudential Financial and certain subsidiaries have access to other sources of liquidity, including: membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2018, no amounts were drawn on the credit facilities. For additional information on these alternative sources of liquidity, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2018	December 31, 2017

	(in millions)
Fixed-rate notes:
Surplus notes	$841	$840
Surplus notes subject to set-off arrangements(1)	5,499	5,187
Senior notes	9,876	8,882
Mortgage debt(2)	244	226
Floating-rate notes:
Surplus notes	0	0
Surplus notes subject to set-off arrangements(1)	2,100	2,100
Senior notes	29	29
Mortgage debt(3)	526	573
Junior subordinated notes(4)	6,627	6,622
Subtotal	25,742	24,459
Less: assets under set-off arrangements(1)	7,599	7,287
Total long-term debt(5)	$18,143	$17,172
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $109 million and $107 million of debt denominated in foreign currency at March 31, 2018 and December 31, 2017, respectively.

(3)	Includes $222 million and $245 million of debt denominated in foreign currency at March 31, 2018 and December 31, 2017, respectively.

(4)	Includes Prudential Financial debt of $6,568 million and subsidiary debt of $59 million denominated in foreign currency at March 31, 2018.

(5)	Includes Prudential Financial debt of $16,301 million and $15,304 million at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Surplus Notes

During the first quarter of 2018, the Company established a new $1.6 billion captive financing facility to finance non-economic reserves required under Guideline XXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary issues surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. As of March 31, 2018, $100 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required. Because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of March 31, 2018, the outstanding balance of the Company’s medium-term notes was $8.7 billion, an increase of $1 billion from December 31, 2017. The increase was due to the issuance of $600 million of notes with an interest rate of 3.878% maturing in March 2028 and $400 million of notes with an interest rate of 4.418% maturing in March 2048.

Mortgage Debt. As of March 31, 2018, the Company’s subsidiaries had mortgage debt of $802 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $3 million from December 31, 2017, due to new borrowings of $23 million and $7 million from foreign currency exchange rate fluctuations, partially offset by $27 million of prepayment activity.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
	(in millions)
Components of net periodic (benefit) cost
Service cost	$79	$71	$6	$5
Interest cost	112	119	18	20
Expected return on plan assets	(204)	(195)	(27)	(25)
Amortization of prior service cost	(1)	(1)	0	0
Amortization of actuarial (gain) loss, net	53	48	4	9
Settlements	0	0	0	0
Special termination benefits	0	3	0	0
Net periodic (benefit) cost	$39	$45	$1	$9

11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2017	660.1	237.5	422.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	3.3	(3.3)
Stock-based compensation programs(1)	0.0	(1.7)	1.7
Balance, March 31, 2018	660.1	239.1	421.0
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2017, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2018 through December 31, 2018. As of March 31, 2018, 3.3 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $375 million.

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the three months ended March 31, 2018 and 2017, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2017	$(269)	$19,968	$(2,625)	$17,074
Change in OCI before reclassifications	649	(4,640)	(2)	(3,993)
Amounts reclassified from AOCI	0	(26)	56	30
Income tax benefit (expense)	8	845	(9)	844
Cumulative effect of adoption of ASU 2016-01	0	(847)	0	(847)
Cumulative effect of adoption of ASU 2018-02	(231)	2,282	(398)	1,653
Balance, March 31, 2018	$157	$17,582	$(2,978)	$14,761

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2016	$(973)	$18,171	$(2,577)	$14,621
Change in OCI before reclassifications	570	(319)	(12)	239
Amounts reclassified from AOCI	1	(490)	56	(433)
Income tax benefit (expense)	(62)	293	(15)	216
Balance, March 31, 2017	$(464)	$17,655	$(2,548)	$14,643
__________

(1)
Includes cash flow hedges of $(622) million and $(39) million as of March 31, 2018 and December 31, 2017, respectively, and $1,118 million and $1,316 million as of March 31, 2017 and December 31, 2016, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2018	2017
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$(1)	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	Other income
Total foreign currency translation adjustment	0	(1)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	0	(1)	(3)
Cash flow hedges—Currency	(3)	0	(3)
Cash flow hedges—Currency/Interest rate	(49)	61	(3)
Net unrealized investment gains (losses) on available-for-sale securities	78	430
Total net unrealized investment gains (losses)	26	490	(4)
Amortization of defined benefit pension items:
Prior service cost	1	1	(5)
Actuarial gain (loss)	(57)	(57)	(5)
Total amortization of defined benefit pension items	(56)	(56)
Total reclassifications for the period	$(30)	$433
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

(5)	See Note 10 for information on employee benefit plans.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2017	$286	$(2)	$3	$(46)	$(94)	$147
Net investment gains (losses) on investments arising during the period	(10)				6	(4)
Reclassification adjustment for (gains) losses included in net income	(41)				24	(17)
Reclassification adjustment for OTTI losses excluded from net income(1)	(1)				1	0
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		0			0	0
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				17	(8)	9
Balance, March 31, 2018	$234	$(2)	$3	$(29)	$(71)	$135
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2017	$36,112	$(1,580)	$(1,243)	$(3,631)	$(9,837)	$19,821
Net investment gains (losses) on investments arising during the period	(6,466)				2,026	(4,440)
Reclassification adjustment for (gains) losses included in net income	15				(8)	7
Reclassification adjustment for OTTI losses excluded from net income(2)	1				(1)	0
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		544			(203)	341
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			257		(137)	120
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,018	(685)	333
Cumulative effect of adoption of ASU 2016-01	(2,042)			813	212	(1,017)
Cumulative effect of adoption of ASU 2018-02					2,282	2,282
Balance, March 31, 2018	$27,620	$(1,036)	$(986)	$(1,800)	$(6,351)	$17,447
__________

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended March 31,
	2018			2017
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,364			$1,372
Less: Income (loss) attributable to noncontrolling interests	1			3
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	16			17
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,347	422.0	$3.19	$1,352	429.9	$3.14
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$16			$17
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	16			16
Stock options		1.9			2.5
Deferred and long-term compensation programs		1.1			0.9
Exchangeable Surplus Notes	5	5.9		4	5.8
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,352	430.9	$3.14	$1,357	439.1	$3.09

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2018 and 2017, as applicable, were based on 4.9 million and 5.3 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2018		2017
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.3	$107.65	0.2	$110.45
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.5
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.3		0.7

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. This was equivalent to 5.1 million shares and an initial exchange price per share of Common Stock of $98.78. The exchange rate is subject to customary anti-dilution adjustments and is accordingly revalued during the fourth quarter of each year. As of March 31, 2018, the exchange rate is equal to 11.7643 shares of Common Stock per each $1,000 principal amount of surplus notes. This is equivalent to 5.88 million shares and an exchange price per share of Common Stock of $85.00. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

13. SEGMENT INFORMATION

Segments

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The Investment Management division consists of the Investment Management segment. The International Insurance division consists of the International Insurance segment. The Closed Block division consists of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the following items:

•	realized investment gains (losses), net, and related adjustments;

•	charges related to realized investment gains (losses), net;

•	net investment gains (losses) on assets supporting experience-rated contractholder liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	divested businesses; and

•	equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For more information on these reconciling items, see Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Beginning in the first quarter of 2018, as a result of the adoption of ASU 2016-01 (see Note 2), changes in the fair value of equity securities are included in net income, but are excluded from adjusted operating income. These changes in fair value are classified as related adjustments within “realized investment gains (losses), net, and related adjustments” reconciling item in the tables below.

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles “adjusted operating income before income taxes” to “income before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$519	$468
Individual Life	36	118
Total U.S. Individual Solutions division(1)	555	586
Retirement	317	397
Group Insurance	55	34
Total U.S. Workplace Solutions division(1)	372	431
Investment Management	232	196
Total Investment Management division(1)	232	196
International Insurance	856	799
Total International Insurance division	856	799
Corporate and Other operations	(294)	(352)
Total Corporate and Other	(294)	(352)
Total segment adjusted operating income before income taxes	1,721	1,660
Reconciling items:
Realized investment gains (losses), net, and related adjustments	87	(66)
Charges related to realized investment gains (losses), net	(23)	104
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(403)	44
Change in experience-rated contractholder liabilities due to asset value changes	418	(12)
Divested businesses:
Closed Block division	(9)	34
Other divested businesses	(72)	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(26)	(28)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,693	$1,742
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

	Revenues		Total Assets
	Three Months Ended March 31,		March 31, 2018	December 31, 2017
	2018	2017
	(in millions)
Individual Annuities	$1,252	$1,215	$178,458	$183,666
Individual Life	1,425	1,445	84,393	83,985
Total U.S. Individual Solutions division(1)	2,677	2,660	262,851	267,651
Retirement	2,089	1,937	179,483	183,629
Group Insurance	1,416	1,383	42,064	41,575
Total U.S. Workplace Solutions division(1)	3,505	3,320	221,547	225,204
Investment Management	826	756	47,811	49,944
Total Investment Management division(1)	826	756	47,811	49,944
International Insurance	6,040	5,409	222,768	211,647
Total International Insurance division	6,040	5,409	222,768	211,647
Corporate and Other operations	(173)	(138)	12,729	14,556
Total Corporate and Other	(173)	(138)	12,729	14,556
Total	12,875	12,007	767,706	769,002
Reconciling items:
Realized investment gains (losses), net, and related adjustments	87	(66)
Charges related to realized investment gains (losses), net	(71)	(22)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(403)	44
Divested businesses:
Closed Block division	1,163	1,557	61,971	63,134
Other divested businesses	132	181
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(26)	(31)
Total per Unaudited Interim Consolidated Financial Statements	$13,757	$13,670	$829,677	$832,136
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. See Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other. The Investment Management segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Investment Management segment intersegment revenues	$184	$172

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2018	December 31, 2017
	(in millions)
Total outstanding mortgage loan commitments	$2,093	$2,772
Portion of commitment where prearrangement to sell to investor exists	$477	$435

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2018	December 31, 2017
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$6,359	$6,319
Expected to be funded from separate accounts	$92	$141

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	March 31, 2018	December 31, 2017
	(in millions)
Indemnification provided to certain securities lending clients	$5,142	$4,619
Fair value of related collateral associated with above indemnifications	$5,233	$4,722
Accrued liability associated with guarantee	$0	$0

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

Credit Derivatives Written

As discussed further in Note 5, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	March 31, 2018	December 31, 2017
	(in millions)
Guaranteed value of third-parties’ assets	$76,159	$77,290
Fair value of collateral supporting these assets	$75,402	$77,651
Asset (liability) associated with guarantee, carried at fair value	$6	$(1)

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2018	December 31, 2017
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,644	$1,609
First-loss exposure portion of above	$492	$483
Accrued liability associated with guarantees	$15	$14

As part of the commercial mortgage activities of the Company’s Investment Management segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company services $13,078 million and $12,892 million of mortgages subject to these loss-sharing arrangements as of March 31, 2018 and December 31, 2017, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2018, these mortgages had a weighted-average debt service coverage ratio of 1.85 times and a weighted-average loan-to-value ratio of 60%. As of December 31, 2017, these mortgages had a weighted average debt service coverage ratio of 1.82 times and a weighted-average loan-to-value ratio of 59%. The Company had no losses related to indemnifications that were settled for the three months ended March 31, 2018 and 2017, respectively.

Other Guarantees

	March 31, 2018	December 31, 2017
	(in millions)
Other guarantees where amount can be determined	$31	$31
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above is $31 million for both March 31, 2018 and December 31, 2017 of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Individual Annuities, Individual Life and Group Insurance

Huffman v. The Prudential Insurance Company of America

In April 2018, the Third Circuit Court of Appeals denied Prudential Insurance’s request for leave to appeal the class certification decision.

Other Matters

Rosen v. PRIAC, et al.

In March 2018, plaintiff’s time to appeal the decision of the Court of Appeals expired. This case is now closed.

Residential Mortgage-Backed Securities Trustee Litigation

PICA et al. v. Citibank N.A.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In March 2018, the federal court granted Citibank’s motion for summary judgment. In April 2018, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit from the March 2018 decision granting summary judgment.

PICA et al. v. HSBC, et al.

In February 2018, the court denied plaintiffs’ motion for class certification and plaintiffs filed a petition with the Second Circuit Court of Appeals seeking permission to appeal the class certification decision.

PICA et al. v. U.S. Bank N.A.

In February 2018, the federal court entered a stipulated order: (i) dismissing all claims involving three trusts with prejudice; (ii) with respect to twenty trusts, dismissing with prejudice the Trust Indenture Act (“TIA”) claims for lack of standing, and the breach of contract claims without prejudice; and (iii) dismissing without prejudice the TIA and breach of contract claims concerning the four remaining trusts. In February 2018, U.S. Bank filed an appeal from the state court’s order concerning U.S. Bank’s motion to dismiss the amended complaint. In March 2018, plaintiffs filed a cross-appeal of the state court’s order concerning the motion to dismiss.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “PFI,” or “the Company”) as of March 31, 2018, compared with December 31, 2017, and its consolidated results of operations for the three months ended March 31, 2018 and 2017. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.389 trillion of assets under management as of March 31, 2018, has operations primarily in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds, and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our principal operations are comprised of five divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Individual Solutions division consists of our Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance segments. The Investment Management Division is comprised of our Investment Management segment. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt which are reflected in Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

Regulatory Developments

Fiduciary Rules

In March 2018, the Fifth Circuit Court of Appeals vacated the fiduciary rules adopted by the U.S. Department of Labor (“DOL”) in April 2016. The decision is currently scheduled to become effective on May 7, 2018, but the effective date could be delayed pending further judicial review. We cannot predict whether the decision will ultimately become effective, or if it becomes effective, how the decision will impact our businesses, including in view of other pending regulatory developments regarding enhanced standards of care.

In April 2018, the Securities and Exchange Commission (the “SEC”) proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be in our Individual Annuities, Retirement, Investment Management and Individual Life segments and our Prudential Advisors distribution system, which we include in the results of our Individual Life segment. Given the uncertainty of the ultimate outcome of these proposals, we cannot predict the timing of any final rules or interpretations or their expected effects on our businesses.

For additional information on the potential impacts of regulation on the Company, see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

See below for discussions related to the current interest rate environments in our two largest markets, the United States and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our results if these interest rate environments are sustained.

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s action in March 2018 to further raise short-term interest rates by a total of 25 basis points (“bps”). Market conditions and events make uncertain the timing, amount and impact of any further monetary policy decisions by the Federal Reserve. Given this continued low rate environment, our current reinvestment yields remain lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans and, as a result, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division, Investment Management division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 6.0% of the fixed maturity security and commercial mortgage loan portfolios through 2019. The general account for these operations has approximately $192 billion of such assets (based on net carrying value) as of March 31, 2018. As these assets mature, the average portfolio yield for fixed maturity securities and commercial mortgage loans of approximately 4.2% as of March 31, 2018, is expected to decline due to reinvesting in a lower interest rate environment.

Included in the $192 billion of fixed maturity securities and commercial mortgage loans are approximately $110 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $110 billion, approximately 65% contain provisions for prepayment premiums. The reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of March 31, 2018
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$113
Contracts with adjustable crediting rates subject to guaranteed minimums	56
Participating contracts where investment income risk ultimately accrues to contractholders	15
Total	$184

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

The $56 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in bps, between rates being credited to contractholders as of March 31, 2018, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.5	$1.1	$0.4	$0.1	$0.0	$2.1
1.00% - 1.99%	0.9	9.3	6.5	1.6	0.3	18.6
2.00% - 2.99%	1.0	0.7	0.5	2.5	0.4	5.1
3.00% - 4.00%	26.6	2.3	0.2	0.2	0.0	29.3
Greater than 4.00%	1.0	0.0	0.0	0.0	0.0	1.0
Total(1)	$30.0	$13.4	$7.6	$4.4	$0.7	$56.1
Percentage of total	53%	24%	14%	8%	1%	100%
 __________

(1)	Includes approximately $0.9 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.90% for the period from April 1, 2018 through December 31, 2019, and credit spreads remain unchanged from levels as of March 31, 2018, we estimate that the unfavorable impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $7 million in 2018 and $31 million in 2019. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $56 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.
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

Closed Block Division
Substantially all of the $60 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of March 31, 2018
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$132
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	10
Total	$167

The $132 billion above is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $25 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $10 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario within our Japanese and Korean operations where 2018 new money yields would be 25 bps lower than projected, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that the unfavorable impact would reduce adjusted operating income in 2018 by approximately $10 to $15 million. This hypothetical scenario excludes first-year premium, single pay premium, multi-currency fixed annuity cash flows, any potential benefit from repricing products, and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets, and the effect of derivative instruments.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues	$13,757	$13,670
Benefits and expenses	12,064	11,928
Income (loss) before income taxes and equity in earnings of operating joint ventures	1,693	1,742
Income tax expense (benefit)	352	395
Income (loss) before equity in earnings of operating joint ventures	1,341	1,347
Equity in earnings of operating joint ventures, net of taxes	23	25
Net income (loss)	1,364	1,372
Less: Income attributable to noncontrolling interests	1	3
Net income (loss) attributable to Prudential Financial, Inc.	$1,363	$1,369

The $6 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2018 compared to the first quarter of 2017 reflected the following notable items:

•	$268 million net unfavorable variance, on a pre-tax basis, primarily from a loss in the current period from our Divested Businesses compared to income in the prior period; and

•
$205 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed below (see “—Realized Investment Gains and Losses” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$360 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$107 million net favorable variance from higher operating results from our business segments and lower income tax expense due to lower net income compared to the prior year period as well as the impact of tax reform (see Note 8 to the Unaudited Interim Consolidated Financial Statements).

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

	Three Months Ended March 31,
	2018	2017
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$519	$468
Individual Life	36	118
Total U.S. Individual Solutions division(1)	555	586
Retirement	317	397
Group Insurance	55	34
Total U.S. Workplace Solutions division(1)	372	431
Investment Management	232	196
Total Investment Management division(1)	232	196
International Insurance	856	799
Total International Insurance division	856	799
Corporate and Other operations	(294)	(352)
Total Corporate and Other	(294)	(352)
Total segment adjusted operating income before income taxes	1,721	1,660
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	87	(66)
Charges related to realized investment gains (losses), net(3)	(23)	104
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(4)	(403)	44
Change in experience-rated contractholder liabilities due to asset value changes(5)	418	(12)
Divested businesses(6):
Closed Block division	(9)	34
Other divested businesses	(72)	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(26)	(28)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,693	$1,742
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure. Individual segment results and consolidated totals remain unchanged. For additional information, see Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—Realized Investment Gains and Losses” and Note 13 to our Unaudited Interim Consolidated Financial Statements for additional information.

(3)
Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.

(4)
Represents net investment gains (losses) on assets supporting experience-rated contractholder liabilities. See “—Experience-Rated Contractholder Liabilities, Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments.”

(5)
Represents changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Experience-Rated Contractholder Liabilities, Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments.”

(6)
Represents the contribution to income (loss) of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested Businesses.”

(7)
Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income before income taxes and equity in earnings of operating joint ventures as they are reflected on an after-tax U.S. GAAP basis as a separate line item in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in income before taxes and equity earnings of operating joint ventures as they are reflected on a U.S. GAAP basis as a separate line in our Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for the first quarter of 2018 increased in comparison to the prior year period, primarily reflecting higher net asset-based fee income and lower amortization costs and reserve provisions, partially offset by lower net investment spread results.

Individual Life. Segment results for the first quarter of 2018 decreased in comparison to the prior year period, primarily reflecting lower underwriting results driven by the unfavorable ongoing impact of our second quarter 2017 annual review and update of assumptions and other refinements, and lower net investment spread results.

Retirement. Segment results for the first quarter of 2018 decreased in comparison to the prior year period, primarily reflecting lower net investment spread results and higher general and administrative expenses, net of capitalization, partially offset by favorable reserve experience.

Group Insurance. Segment results for the first quarter of 2018 increased in comparison to the prior year period, primarily reflecting more favorable underwriting results in our group life business, partially offset by lower net investment spread results, higher expenses and less favorable underwriting results in our group disability business.

Investment Management. Segment results for the first quarter of 2018 increased in comparison to the prior year period, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of associated expenses, partially offset by higher expenses.

International Insurance. Segment results for the first quarter of 2018 increased in comparison to the prior year period, primarily reflecting growth of business in force, a shift in earnings seasonality resulting from the elimination of the one-month reporting lag for Gibraltar and Other operations (see Note 1 to our Unaudited Interim Consolidated Financial Statements for more information), and favorable comparative policyholder experience, partially offset by a lower contribution from net investment spread results.

Corporate and Other operations. The results for the first quarter of 2018 reflected decreased losses in comparison to the prior year period driven by lower levels of corporate expenses and higher income from our qualified pension plan, partially offset by lower net investment income.

Closed Block Division. The Closed Block division results for the first quarter of 2018 decreased in comparison to the prior year period, primarily driven by a decrease in net realized investment gains and related activity and lower net investment income, partially offset by a decrease in the policyholder dividend obligation.

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

See Note 13 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating income.

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

	March 31, 2018	December 31, 2017
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.5	$1.6
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
U.S. dollar-denominated investments(3)	13.2	13.7
Other	0.1	0.1
Subtotal	13.3	13.8
Dual currency and synthetic dual currency investments(4)	0.6	0.6
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	13.9	14.4
Total hedges	$15.4	$16.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $43.0 billion and $41.2 billion as of March 31, 2018 and December 31, 2017, respectively, of U.S. dollar-denominated assets supporting U.S. dollar-denominated liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

(3)	Includes U.S. dollar-denominated fixed maturities at amortized cost and U.S. dollar notional amount of foreign currency derivative contracts outstanding.

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

Impact of foreign currency exchange rate movements on earnings

The financial results of our International Insurance and Investment Management segments reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which certain of these segments’ non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The financial results of our Retirement segment reflected the impact of an intercompany foreign currency exchange arrangement with our Corporate and Other operations in 2016 and 2017 prior to its termination effective January 1, 2018. This foreign currency exchange risk is now managed within our Retirement segment using a strategy that may include external hedges. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Insurance segment where we hedge certain currencies, as further discussed below, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments. For the three months ended March 31, 2018, approximately 25% of the segment’s earnings were yen-based and, as of March 31, 2018, we have hedged 100% of expected yen-based earnings for 2018, and 79% and 30% of expected yen-based earnings for 2019 and 2020, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Insurance segment’s results for 2018 and 2017 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 111 and 112 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1150 and 1130 Korean won per U.S. dollar, respectively. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

As a result of these arrangements, for Investment Management and certain currencies within International Insurance, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance, Retirement and Investment Management segments and for Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$(15)	$2
Retirement(1)	0	1
Investment Management	(1)	1
Impact of intercompany arrangements(2)	(16)	4
Corporate and Other operations:
Impact of intercompany arrangements(2)	16	(4)
Settlement gains (losses) on forward currency contracts(3)	(23)	2
Net benefit (detriment) to Corporate and Other operations	(7)	(2)
Net impact on consolidated revenues and adjusted operating income	$(23)	$2
__________

(1)
Effective January 1, 2018 the intercompany arrangement between our Corporate and Other operations and Retirement was terminated and this risk is now managed within our Retirement segment using a strategy that may include external hedges.

(2)
Represents the difference between non-U.S. dollar-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(3)
As of March 31, 2018 and 2017, the notional amounts of these forward currency contracts within our Corporate and Other operations were $2.8 billion and $2.7 billion, respectively, of which $1.5 billion and $1.5 billion, respectively, were related to our Japanese insurance operations.

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

In the first quarter of 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $3.7 billion and $3.9 billion as of March 31, 2018 and December 31, 2017, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 7% of the $3.7 billion balance as of March 31, 2018 will be recognized throughout the remainder of 2018, approximately 9% will be recognized in 2019, and a majority of the remaining balance will be recognized from 2020 through 2024.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC, deferred sales inducements (“DSI”) and VOBA;

•	Policyholder liabilities;

•	Goodwill;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments (“OTTI”);

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC, DSI and VOBA

The near-term future equity rate of return assumption used in evaluating DAC, DSI and VOBA for our domestic variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2018, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.

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

Results of Operations by Segment

U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating results:
Revenues	$1,252	$1,215
Benefits and expenses	733	747
Adjusted operating income	519	468
Realized investment gains (losses), net, and related adjustments	598	(16)
Related charges	(126)	97
Income (loss) before income taxes and equity in earnings of operating joint ventures	$991	$549

Adjusted Operating Income

Adjusted operating income increased $51 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $54 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, as well as lower amortization costs and reserve provisions, partially offset by lower net investment spread results. The increase in asset-based fee income, net of a related increase in asset-based commission expense, primarily reflects higher average variable annuity account values due to market appreciation. The lower reserve provisions are also attributable to market appreciation of account values in comparison to the prior year period. The decrease in net investment spread results reflects lower investment income on non-coupon investments, partially offset by a higher level of invested assets.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products. These adjustments resulted in a net benefit of $16 million and $19 million in the first quarter of 2018 and 2017, respectively. The net benefit for both periods primarily reflected the impact of equity market performance on the contractholder accounts. The first quarter of 2018 also reflects the hedge effectiveness relative to our assumptions.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $37 million. Excluding a $14 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues increased $51 million. Higher average variable annuity account values and impacts from our risk management strategy drove increases in policy charges and fee income, and asset management and service fees and other income.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $14 million. Excluding a $11 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $3 million.

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies according to the level of account values. Additionally, fee income can be impacted by fee rate structures within certain products that contain predetermined fee rate changes over the life of the contract or by the mix of sales reflecting the varying fee rate structures within our product lines. Our fee income generally drives other items such as the pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, the impact of market value changes, which can be either positive or negative, and policy charges. The macro environment and the annuity industry’s competitive and regulatory landscapes, which have been dynamic over the last few years, have impacted, and may continue to impact, our net flows, including new business sales. The following table sets forth account value information for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31
	2018	2017	2018

Total Individual Annuities(1):
Beginning total account value	$168,626	$156,783	$160,319
Sales	1,724	1,440	6,178
Surrenders and withdrawals	(2,895)	(2,353)	(10,363)
Net sales	(1,171)	(913)	(4,185)
Benefit payments	(537)	(497)	(1,913)
Net flows	(1,708)	(1,410)	(6,098)
Change in market value, interest credited and other activity	(1,329)	5,851	14,175
Policy charges	(938)	(905)	(3,745)
Ending total account value	$164,651	$160,319	$164,651
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $161.2 billion and $156.8 billion as of March 31, 2018 and 2017, respectively. Fixed annuity account values were $3.5 billion as of both March 31, 2018 and 2017.

Net sales, for the three months ended March 31, 2018, decreased in comparison to the prior year period, reflecting higher surrenders and withdrawals partially offset by higher sales. The increase in account values for the twelve months ended March 31, 2018, was largely driven by favorable changes in the market value of contractholder funds, partially offset by contract charges on contractholder accounts and net sales and benefit payments.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with Individual Annuities’ products; (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

	As of March 31, 2018	As of December 31, 2017
	(in millions)
U.S. GAAP liability (including non-performance risk)	$6,944	$8,663
Non-performance risk adjustment	3,440	3,228
Subtotal	10,384	11,891
Adjustments including risk margins and valuation methodology differences	(2,521)	(2,742)
Economic liability managed through the ALM strategy	$7,863	$9,149

As of March 31, 2018, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact of our Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Three Months Ended March 31,
	2018	2017
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(149)	$48
Change in portions of U.S. GAAP liability, before NPR(3)	370	632
Change in the NPR adjustment	184	(753)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	405	(73)
Related benefit (charge) to amortization of DAC and other costs	(107)	11
Net impact of assumption updates and other refinements	0	0
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities	$298	$(62)
__________

(1)	Positive amount represents income; negative amount represents a loss.

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

For the first quarter of 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $298 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $405 million, predominantly as a result of widening credit spreads used in measuring our living benefit contracts. Partial offsets are included in the $107 million of related charges to amortization of DAC and other costs.

For the first quarter of 2017, the net impact was a charge of $62 million. Net hedging impacts reflect a $48 million net benefit, primarily driven by declining interest rate volatility. Changes in the NPR adjustment resulted in a $753 million net charge, driven by the tightening of credit spreads and net decreases in the base embedded derivative liability before NPR primarily due to equity market appreciation and rising swap rates. Each of these items resulted in partial offsets included in the $11 million related benefit to amortization of DAC and other costs.

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

External Reinsurance

As of March 31, 2018, $3.2 billion of Highest Daily Lifetime Income (“HDI”) v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

	March 31, 2018		December 31, 2017		March 31, 2017
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$111,967	69%	$114,686	69%	$109,163	69%
ALM strategy only	8,921	5%	9,317	6%	9,416	6%
Automatic rebalancing only	946	1%	1,003	1%	1,123	1%
External reinsurance(3)	3,165	2%	3,227	2%	3,025	2%
PDI	9,926	6%	9,996	5%	8,295	5%
Other products	2,690	2%	2,791	2%	2,761	2%
Total living benefit/GMDB features	$137,615		$141,020		$133,783
GMDB features and other(4)	23,556	15%	24,133	15%	23,047	15%
Total variable annuity account value	$161,171		$165,153		$156,830
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered certain new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating results:
Revenues	$1,425	$1,445
Benefits and expenses	1,389	1,327
Adjusted operating income	36	118
Realized investment gains (losses), net, and related adjustments	(188)	(43)
Related charges	101	19
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(51)	$94

Adjusted Operating Income

Adjusted operating income decreased $82 million, primarily reflecting lower underwriting results driven by the unfavorable ongoing impact of our second quarter 2017 annual review and update of assumptions and other refinements, and a lower contribution from net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” decreased $20 million. Policy charges and fee income, asset management and service fees and other income decreased $36 million, reflecting higher cost of reinsurance premiums, as a result of the unfavorable ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance, partially offset by related lower benefits and expenses, as discussed below. This decrease was partially offset by an increase in asset management and service fees and other income from continued business growth. Premiums increased $10 million primarily driven by continued business growth. Investment income increased $6 million, primarily reflecting higher average invested assets resulting from continued business growth and higher investment income from unaffiliated reserve financing activity, which resulted in a corresponding increase in interest expense, as discussed below, partially offset by lower income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $62 million. Policyholders’ benefits and interest credited to account balances increased $20 million, reflecting continued business growth, partially offset by the favorable ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance (which was more than offset by the related unfavorable impact in revenues, as discussed above). The amortization of DAC increased $20 million, including the impact of changes in the estimated profitability of the business due to market performance and other experience relative to our assumptions. Interest expense increased $12 million related to higher reserve financing costs, as discussed above.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$7	$42	$49	$7	$42	$49
Guaranteed Universal Life(1)	3	18	21	6	47	53
Other Universal Life(1)	9	17	26	8	13	21
Variable Life	11	18	29	6	17	23
Total	$30	$95	$125	$27	$119	$146
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 24% and 13% of Guaranteed Universal Life and 0% and 1% of Other Universal Life annualized new business premiums for the three months ended March 31, 2018 and 2017, respectively.

Total annualized new business premiums for the three months ended March 31, 2018 decreased $21 million compared to the prior year period primarily driven by lower guaranteed universal life sales, partially offset by higher sales of variable life and other universal life products. Overall lower guaranteed universal life sales are primarily attributable to certain distribution and product design and pricing actions implemented to enhance product mix diversification and in response to the adoption in 2017 of the principles-based reserving method for new guaranteed universal life products.

U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating results(1):
Revenues	$2,089	$1,937
Benefits and expenses	1,772	1,540
Adjusted operating income	317	397
Realized investment gains (losses), net, and related adjustments	(155)	0
Related charges	(1)	(4)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(289)	56
Change in experience-rated contractholder liabilities due to asset value changes	304	(24)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$176	$425
 __________

(1)
Certain of our Retirement segment’s non-U.S. dollar-denominated earnings are from longevity reinsurance contracts, which are denominated in British pounds sterling, and are therefore subject to foreign currency exchange rate risk. From January 1, 2016 through December 31, 2017, the financial results of our Retirement segment included the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Effective January 1, 2018 this intercompany arrangement was terminated and the foreign currency exchange rate risk is now managed within our Retirement segment using a strategy that may include external hedges. The impact of the agreement and the termination was not significant to the segment’s results. For more information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.

Adjusted Operating Income

Adjusted operating income decreased $80 million, primarily driven by lower net investment spread results and higher general and administrative expenses, net of capitalization, partially offset by more favorable reserve experience. The decrease in net investment spread results primarily reflected lower income on non-coupon investments. The increase in general and administrative expenses, net of capitalization, was primarily driven by higher operating expenses, including expenses supporting business growth initiatives. The higher contribution from reserve experience was primarily within our pension risk transfer business.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $152 million. Premiums increased $223 million, primarily driven by growth in our pension risk transfer business. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income decreased $65 million, primarily reflecting lower income on non-coupon investments and lower reinvestment rates, partially offset by higher asset balances, including growth in our pension risk transfer business.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $232 million. Policyholders’ benefits, including the change in policy reserves, increased $232 million, primarily related to the increase in premiums discussed above. General and administrative expenses, net of capitalization, increased $23 million, primarily driven by higher operating expenses, including expenses supporting business growth initiatives. Interest credited to policyholders’ account balances decreased $25 million, primarily driven by lower income credited to experience-rated account balances.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2017	2018
	(in millions)
Full Service:
Beginning total account value	$234,616	$202,802	$210,400
Deposits and sales	9,922	6,736	32,713
Withdrawals and benefits	(8,154)	(6,690)	(26,275)
Change in market value, interest credited and interest income and other activity	(264)	7,552	19,282
Ending total account value	$236,120	$210,400	$236,120
Net additions (withdrawals)	$1,768	$46	$6,438
Institutional Investment Products:
Beginning total account value	$194,492	$183,376	$185,115
Additions(1)	688	4,042	18,276
Withdrawals and benefits	(4,889)	(4,241)	(18,054)
Change in market value, interest credited and interest income	(214)	1,229	3,747
Other(2)	1,441	709	2,434
Ending total account value	$191,518	$185,115	$191,518
Net additions (withdrawals)	$(4,201)	$(199)	$222
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2018, “other” activity also includes $1,200 million in receipts offset by $1,165 million in payments related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the twelve months ended March 31, 2018, primarily reflected the favorable changes in the market value of customer funds and net additions from positive net plan sales. The increase in net additions for the three months ended March 31, 2018, compared to the prior year period, was primarily driven by higher large plan sales.

The increase in institutional investment products account values for the twelve months ended March 31, 2018, primarily reflected net additions resulting from pension risk transfer transactions, the impact from foreign currency fluctuations on longevity reinsurance account values and interest credited to customer funds. These increases were partially offset by net withdrawals primarily from investment-only stable value accounts. The increase in net withdrawals for the three months ended March 31, 2018, compared to the prior year period, was primarily driven by higher net withdrawals from investment-only stable value accounts and lower net additions related to pension risk transfer transactions in the current year period.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating results:
Revenues	$1,416	$1,383
Benefits and expenses	1,361	1,349
Adjusted operating income	55	34
Realized investment gains (losses), net, and related adjustments	(30)	(5)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$25	$29
Benefits ratio(1):
Group life	87.2%	92.2%
Group disability	79.0%	74.3%
Total Group Insurance	85.6%	89.1%
Administrative operating expense ratio(2):
Group life	11.6%	10.8%
Group disability	27.1%	29.4%
Total Group Insurance	14.6%	14.2%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Adjusted operating income increased $21 million, primarily reflecting more favorable underwriting results in our group life business, partially offset by a lower contribution from net investment spread results driven by lower income on non-coupon investments, higher expenses supporting business growth and modestly less favorable underwriting results in our group disability business. The underwriting results in our group life business reflect more favorable claim experience on non-experience-rated contracts. The underwriting results in our group disability business reflect less favorable claim experience on both short-term and long-term contracts.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $33 million. The increase primarily reflected $47 million of higher premiums and policy charges and fee income driven by increases in new business in both our group disability and group life businesses, partially offset by an $11 million decrease in net investment income driven by lower income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $12 million. The increase reflected an increase in general and administrative expenses, primarily due to higher operating expenses, including expenses supporting business growth.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Annualized new business premiums(1):
Group life	$243	$186
Group disability	140	115
Total	$383	$301
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended March 31, 2018 increased $82 million compared to the prior year period, reflecting continued growth through sales to new and existing clients in both our group life and group disability businesses.

Investment Management Division

Investment Management

Operating Results

The following table sets forth the Investment Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating results(1):
Revenues	$826	$756
Expenses	594	560
Adjusted operating income	232	196
Realized investment gains (losses), net, and related adjustments	(12)	(1)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(8)	3
Income (loss) before income taxes and equity in earnings of operating joint ventures	$212	$198
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

Adjusted Operating Income

Adjusted operating income increased $36 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows and equity market appreciation, partially offset by net equity outflows. Also contributing to the increase were higher other related revenues, net of associated expenses, primarily reflecting higher strategic investing results, driven by favorable investment performance and growth in the strategic investments portfolio, and higher transaction fees. These increases were partially offset by higher expenses, including expenses supporting business growth.

Revenues and Expenses

The following table sets forth the Investment Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$296	$275
Retail customers(1)	217	185
General account	120	115
Total asset management fees	633	575
Other related revenues by source:
Incentive fees	5	7
Transaction fees	14	7
Strategic investing	34	22
Commercial mortgage(2)	20	22
Total other related revenues(3)	73	58
Service, distribution and other revenues(4)	120	123
Total revenues	$826	$756
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $19 million and $21 million for the three months ended March 31, 2018 and 2017, respectively.

Revenues, as shown in the table above, increased $70 million. Total asset management fees increased $58 million, primarily driven by net fixed income inflows and equity market appreciation. Other related revenues increased $15 million reflecting higher strategic investing results, driven by favorable investment performance and growth in the strategic investments portfolio, and higher transaction fees.

Expenses, as shown in the table above under “—Operating Results,” increased $34 million, reflecting higher compensation attributable to higher earnings and business growth, in addition to an increase in non-compensation related expenses.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	March 31, 2018	December 31, 2017	March 31, 2017
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$61.2	$68.0	$61.1
Fixed income	385.4	379.4	343.8
Real estate	43.0	42.1	40.3
Institutional customers(1)	489.6	489.5	445.2
Retail customers:
Equity	129.8	132.4	117.0
Fixed income	114.8	111.5	98.8
Real estate	1.6	1.7	1.8
Retail customers(2)	246.2	245.6	217.6
General account:
Equity	5.7	5.8	6.6
Fixed income	412.3	412.5	397.8
Real estate	2.0	1.9	1.7
General account	420.0	420.2	406.1
Total assets under management	$1,155.8	$1,155.3	$1,068.9
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2017	2018
	(in billions)
Institutional Customers:
Beginning assets under management	$489.5	$431.5	$445.2
Net additions (withdrawals), excluding money market activity:
Third-party	(0.2)	0.5	10.9
Third-party via affiliates(1)	(0.7)	(0.4)	2.1
Total	(0.9)	0.1	13.0
Market appreciation (depreciation)(3)	(1.2)	10.8	30.9
Other increases (decreases)(2)	2.2	2.8	0.5
Ending assets under management	$489.6	$445.2	$489.6
Retail Customers:
Beginning assets under management	$245.6	$209.2	$217.6
Net additions (withdrawals), excluding money market activity:
Third-party	1.0	0.1	5.0
Third-party via affiliates(1)	(0.2)	(1.9)	(0.3)
Total	0.8	(1.8)	4.7
Market appreciation (depreciation)(3)	0.2	10.2	24.6
Other increases (decreases)(2)	(0.4)	0.0	(0.7)
Ending assets under management	$246.2	$217.6	$246.2
General Account:
Beginning assets under management	$420.2	$399.4	$406.1
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated	2.0	3.0	2.9
Total	2.0	3.0	2.9
Market appreciation (depreciation)(3)	(5.1)	2.7	7.2
Other increases (decreases)(2)	2.9	1.0	3.8
Ending assets under management	$420.0	$406.1	$420.0
__________

(1)
Represents assets that our Investment Management segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $5.4 billion and $5.3 billion for the three months ended March 31, 2018 and 2017, respectively, and a gain of $4.9 billion for the twelve months ended March 31, 2018.

(3)	Includes income reinvestment, where applicable.

Strategic Investments

The following table sets forth the strategic investments of the Investment Management segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31, 2018	December 31, 2017
	(in millions)
Co-Investments:
Real estate	$197	$185
Fixed income	666	584
Seed Investments:
Real estate	47	50
Public equity	705	658
Fixed income	332	309
Total	$1,947	$1,786

The increase in strategic investments was primarily driven by a higher level of investment in collateralized loan obligations and the funding of new mutual funds. As of March 31, 2018, the Company held $327 million in investments in U.S. collateralized loan obligations required under risk retention rules that were vacated in April 2018.

International Insurance Division

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 111 yen per U.S. dollar and Korean won at a rate of 1150 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating results:
Revenues:
Life Planner operations	$3,078	$2,778
Gibraltar Life and Other operations	2,962	2,631
Total revenues	6,040	5,409
Benefits and expenses:
Life Planner operations	2,662	2,370
Gibraltar Life and Other operations	2,522	2,240
Total benefits and expenses	5,184	4,610
Adjusted operating income:
Life Planner operations	416	408
Gibraltar Life and Other operations	440	391
Total adjusted operating income	856	799
Realized investment gains (losses), net, and related adjustments	(155)	212
Related charges	0	(7)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(114)	(12)
Change in experience-rated contractholder liabilities due to asset value changes	114	12
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(17)	(25)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$684	$979

Adjusted Operating Income

Adjusted operating income from our Life Planner operations increased $8 million, including a net favorable impact of $1 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $7 million, primarily reflecting the growth of business in force in our Japan and Brazil operations. This increase was partially offset by a lower contribution from net investment results primarily from lower income on non-coupon investments and lower reinvestment yields, and higher expenses, including those supporting business growth initiatives.

Adjusted operating income from our Gibraltar Life and Other operations increased $49 million, including a net favorable impact of $1 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income from our Gibraltar Life and Other operations increased $48 million, primarily reflecting a shift in earnings seasonality resulting from the elimination of the one-month reporting lag for Gibraltar and Other operations (see Note 1 to our Unaudited Interim Consolidated Financial Statements for more information). The increase also reflected the growth of business in force, driven by higher sales of U.S. dollar-denominated products across all distribution channels, and favorable comparative policyholder experience. These favorable impacts were partially offset by a lower contribution from net investment results, primarily from lower income on non-coupon investments, lower net prepayment fee income and lower reinvestment yields. These items were partially offset by higher average invested assets resulting from continued business growth.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations increased $300 million, including a net favorable impact of $100 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $200 million. This increase was primarily driven by higher premiums and policy charges and fee income of $176 million related to the growth of business in force, as discussed above.

Benefits and expenses of our Life Planner operations increased $292 million, including a net unfavorable impact of $99 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $193 million. Policyholders’ benefits, including changes in reserves, increased $159 million primarily driven by business growth.

Revenues from our Gibraltar Life and Other operations increased $331 million, including a net favorable impact of $81 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $250 million. This increase was primarily driven by higher premiums and policy charges and fee income of $246 million related to a shift in earnings seasonality and the growth of business in force, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations increased $282 million, including a net unfavorable impact of $80 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $202 million, driven by an increase of $194 million in policyholders’ benefits, including changes in reserves, related to a shift in earnings seasonality and the growth of business in force, as discussed above.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations(1)	$351	$464
Gibraltar Life(2)	407	427
Total(2)	$758	$891
On a constant exchange rate basis:
Life Planner operations	$340	$464
Gibraltar Life(2)	405	430
Total(2)	$745	$894
__________

(1)	Prior period amount has been revised to correct the previously reported amount.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the elimination of the one-month reporting lag for Gibraltar and Other operations.

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

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$181	$30	$107	$22	$340	$278	$36	$124	$26	$464
Gibraltar Life(2):
Life Consultants	$76	$11	$29	$79	$195	$106	$14	$32	$36	$188
Banks(3)	135	0	9	14	158	136	0	9	23	168
Independent Agency	26	3	15	8	52	46	6	17	5	74
Subtotal	237	14	53	101	405	288	20	58	64	430
Total(2)	$418	$44	$160	$123	$745	$566	$56	$182	$90	$894
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the elimination of the one-month reporting lag for Gibraltar and Other operations.

(3)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 72%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2018, and 5% and 56%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2017.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $124 million, primarily reflecting accelerated sales in our Japan operations in the prior year period in advance of premium rate increases on yen-based products in April of 2017 and lower sales of these yen-based products post repricing. The decrease was partially offset by higher sales of U.S. dollar-denominated products in our Japan operations and higher sales across various product lines in our Brazil operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $25 million. Life Consultants sales increased $7 million, primarily reflecting higher sales of U.S. dollar-denominated annuity products, and higher sales of U.S. dollar-denominated life products resulting from the introduction of a new recurring pay life product in the second quarter of 2017. The increase was partially offset by lower sales of yen-denominated whole life and term life products after the April 2017 repricing discussed above. Bank channel sales decreased $10 million, primarily from lower sales of U.S. dollar- and Australian dollar-denominated annuity products due to increased competition, and lower sales of yen-denominated life products after the April 2017 repricing discussed above. The decrease was partially offset by higher sales of U.S. dollar-denominated life products. Independent Agency sales decreased $22 million, primarily reflecting lower sales of yen-denominated life products after the April 2017 repricing discussed above, partially offset by higher sales of U.S. dollar-denominated life and annuity products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating results:
Capital debt interest expense	$(181)	$(172)
Investment income, net of operating debt interest expense	27	29
Pension and employee benefits	40	29
Other corporate activities(1)	(180)	(238)
Adjusted operating income	(294)	(352)
Realized investment gains (losses), net, and related adjustments	29	(213)
Related charges	3	(1)
Divested businesses	(72)	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	(6)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(335)	$(566)
__________

(1)	Includes consolidating adjustments.

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $58 million. Net charges from other corporate activities decreased $58 million, primarily reflecting lower costs for employee compensation plans tied to Company stock and equity market performance. Results from pension and employee benefits increased $11 million, primarily reflecting higher income from our qualified pension plan, including higher expected earnings on plan assets and lower interest costs on the plan obligation driven by a decline in interest rates in 2017. Capital debt interest expense increased $9 million, reflecting higher debt balances driven by a junior subordinated debt issuance in the third quarter of 2017, partially offset by senior debt maturities. Results for investment income, net of operating debt interest expense, decreased $2 million, primarily reflecting lower net investment income driven by the absence of a non-coupon investment gain in the prior year period, partially offset by lower operating debt interest expense.

Divested Businesses

Divested Businesses Included in Corporate and Other

Income from our divested businesses includes results from several businesses that have been or will be sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but are excluded from adjusted operating income. A summary of the results of the divested businesses reflected in our Corporate and Other operations is as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Long-Term Care	$(73)	$8
Other	1	(2)
Total divested businesses income (loss) excluded from adjusted operating income	$(72)	$6

Long-Term Care. Results for the first quarter of 2018 decreased compared to the prior year period primarily reflecting higher net realized investment losses driven by the change in market value of derivatives used for duration management. The first quarter of 2018 included $75 million of net realized investment losses compared to $3 million in the prior year period.

Closed Block Division

The Closed Block division includes certain in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies (collectively the “Closed Block”), as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional details.

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

As of March 31, 2018, the excess of actual cumulative earnings over the expected cumulative earnings was $2,621 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1,812 million at March 31, 2018, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended March 31,

	2018	2017
	(in millions)
U.S. GAAP results:
Revenues	$1,163	$1,557
Benefits and expenses	1,172	1,523
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(9)	$34

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income before income taxes and equity in earnings of operating joint ventures decreased $43 million. Results for the first quarter of 2018 reflected a $289 million decrease in net realized investment gains and related activity, primarily due to a decrease in gains on equity securities, unfavorable changes in the value of derivatives used in risk management activities and lower gains from sales of fixed maturities. Net investment income decreased $52 million, primarily driven by lower reinvestment rates and lower income on non-coupon investments. As a result of the above and other variances, a $139 million reduction in the policyholder dividend obligation was recorded in the first quarter of 2018, compared to a $99 million increase in the first quarter of 2017. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—U.S. GAAP results,” decreased $394 million, primarily due to decreases of $275 million in net realized investment gains and $52 million in net investment income, as discussed above, as well as a $53 million decrease in premiums due to a runoff of policies in force.

Benefits and expenses, as shown in the table above under “—U.S. GAAP results,” decreased $351 million, primarily due to a $284 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $61 million, primarily due to the runoff of policies in force, as discussed above.

Income Taxes

For information regarding income taxes, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

Experience-Rated Contractholder Liabilities,
Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments

Certain products included in the Retirement and International Insurance segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are carried at fair value. These investments are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Assets supporting experience-rated contractholder liabilities, at fair value.” Realized and unrealized gains (losses) for these investments are reported in “Other income.” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Other invested assets” and are carried at fair value, and the realized and unrealized gains (losses) are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Commercial mortgage and other loans.” Gains (losses) on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

Our Retirement segment has two types of experience-rated products that are supported by assets supporting experience-rated contractholder liabilities and other related investments. Fully participating products are those for which the entire return on underlying investments is passed back to the policyholders through a corresponding adjustment to the related liability, primarily classified in the Unaudited Interim Consolidated Statements of Financial Position as “Policyholders’ account balances.” The adjustment to the liability is based on changes in the fair value of all of the related assets, including commercial mortgage and other loans, which are carried at amortized cost, less any valuation allowance. Partially participating products are those for which only a portion of the return on underlying investments is passed back to the policyholders over time through changes to the contractual crediting rates. The crediting rates are typically reset semiannually, often subject to a minimum crediting rate, and returns are required to be passed back within ten years.

In our International Insurance segment, the experience-rated products are fully participating. As a result, the entire return on the underlying investments is passed back to policyholders through a corresponding adjustment to the related liability.

Adjusted operating income excludes net investment gains (losses) on assets supporting experience-rated contractholder liabilities, related derivatives and commercial mortgage and other loans. This is consistent with the exclusion of realized investment gains (losses) with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains (losses) on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including changes in the fair value of commercial mortgage and other loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread we earn on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that we expect will ultimately accrue to the contractholders.

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$(289)	$56
Derivatives	(37)	(21)
Commercial mortgages and other loans	2	(1)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	304	(24)
Net gains (losses)	$(20)	$10
International Insurance Segment:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(114)	$(12)
Change in experience-rated contractholder liabilities due to asset value changes	114	12
Net gains (losses)	$0	$0
Total:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$(403)	$44
Derivatives	(37)	(21)
Commercial mortgages and other loans	2	(1)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	418	(12)
Net gains (losses)	$(20)	$10
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $61 million and $1 million as of March 31, 2018 and 2017, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are a decrease of $17 million and an increase of less than $1 million for the three months ended March 31, 2018 and 2017, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

The net impacts, for the Retirement segment, of changes in experience-rated contractholder liabilities and investment gains (losses) on assets supporting experience-rated contractholder liabilities and other related investments reflect timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgages and other loans and the amortized cost, less any valuation allowance, of these loans, as described above.

Valuation of Assets and Liabilities

Fair Value of Assets and Liabilities

The authoritative guidance related to fair value measurement establishes a framework that includes a three-level hierarchy used to classify the inputs used in measuring fair value. The level in the hierarchy within which the fair value falls is determined based on the lowest level input that is significant to the measurement. The fair values of assets and liabilities classified as Level 3 include at least one significant unobservable input in the measurement. See Note 6 to the Unaudited Interim Consolidated Financial Statements for an additional description of the valuation hierarchy levels as well as for the balances of assets and liabilities measured at fair value on a recurring basis by hierarchy level presented on a consolidated basis.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division. We believe the amounts excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

	As of March 31, 2018				As of December 31, 2017
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$307,563	$7,818	$40,067	$2,008	$305,518	$7,557	$41,262	$2,139
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	19,834	1,352	0	0	20,209	1,408	0	0
Equity securities	1,652	5	0	0	1,643	4	0	0
All other(2)	23	7	0	0	137	7	0	0
Subtotal	21,509	1,364	0	0	21,989	1,419	0	0
Fixed maturities trading	2,680	203	205	1	3,307	155	200	1
Equity securities	4,980	704	2,309	81	4,855	712	2,479	83
Commercial mortgage and other loans	298	0	0	0	593	0	0	0
Other invested assets(3)	1,346	144	4	0	1,330	137	2	0
Short-term investments	4,020	10	273	0	5,351	8	436	0
Cash equivalents	5,677	0	918	0	7,722	0	577	0
Other assets	3	0	0	0	14	13	0	0
Separate account assets	275,066	2,360	0	0	280,393	2,122	0	0
Total assets	$623,142	$12,603	$43,776	$2,090	$631,072	$12,123	$44,956	$2,223
Future policy benefits	$6,981	$6,981	$0	$0	$8,720	$8,720	$0	$0
Other liabilities(3)	1,310	56	0	0	688	50	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	612	612	0	0	1,196	1,196	0	0
Total liabilities	$8,903	$7,649	$0	$0	$10,604	$9,966	$0	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 2.0% and 4.8%, respectively, as of March 31, 2018, and 1.9% and 4.9%, respectively, as of December 31, 2017.

(2)	“All other” represents cash equivalents and short-term investments.

(3)	“Other invested assets” and “Other liabilities” primarily include derivatives. The amounts include the impact of netting subject to master netting agreements.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $6.8 billion of public fixed maturities as of March 31, 2018, with values primarily based on indicative broker quotes, and approximately $2.6 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

The impact that fair value changes of fixed maturity securities (and equity securities prior to January 1, 2018) have on the results of operations is dependent on the classification of the security as trading, available-for-sale, or held-to-maturity. For investments classified as trading, changes in fair value are recorded within “Other income.” For investments classified as available-for-sale, changes in fair value are recorded as an unrealized gain or loss in AOCI, a separate component of equity. Investments classified as held-to-maturity are carried at amortized cost and the changes in fair value have no impact on the results of operations. Effective January 1, 2018, as a result of the adoption of ASU 2016-01, the classifications above no longer apply to equity securities and changes in fair value are recorded within “Other Income.”

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $7.0 billion as of March 31, 2018. For additional information, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities.”

Notes Issued by Consolidated VIEs

As discussed in Note 4 to the Unaudited Interim Consolidated Financial Statements, notes issued by consolidated VIEs represent non-recourse notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations, which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on corresponding bank loan collateral.

For additional information about the key estimates and assumptions used in our determination of fair value, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

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

The level of OTTI generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of OTTI have been specific to each individual issuer and have not directly resulted in impairments to other securities within the same industry or geographic region. We may also realize additional credit and interest rate-related losses through sales of investments pursuant to our credit risk and portfolio management objectives. For additional information regarding our OTTI policies for fixed maturity securities, see Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Adjusted operating income generally excludes “Realized investment gains (losses), net,” subject to certain exceptions. These exceptions primarily include realized investment gains or losses within certain of our businesses for which such gains or losses are a principal source of earnings, gains or losses associated with terminating hedges of foreign currency earnings and current period yield adjustments and related charges and adjustments. OTTI, interest rate-related losses and credit-related losses on sales (other than those related to certain of our businesses which primarily originate investments for sale or syndication to unrelated investors) are excluded from adjusted operating income. Additionally, adjusted operating income generally excludes realized investment gains and losses from products that contain embedded derivatives and from associated derivative portfolios that are part of an asset-liability management program related to the risk of those products. However, the effectiveness of the hedging program will ultimately be reflected in adjusted operating income over time. For additional details regarding adjusted operating income, see Note 13 to the Unaudited Interim Consolidated Financial Statements.
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities which impacted the Company’s accounting and presentation related to equity investments. For additional details regarding the adoption of ASU 2016-01, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$427	$154
Closed Block division	(2)	273
Consolidated realized investment gains (losses), net	$425	$427
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities(1)	$51	$134
Equity securities(2)	0	26
Commercial mortgage and other loans	11	13
Derivative instruments	358	(20)
Other	7	1
Total	$427	$154
Related adjustments	(340)	(220)
Realized investment gains (losses), net, and related adjustments	87	(66)
Related charges	(23)	104
Realized investment gains (losses), net, and related charges and adjustments	$64	$38
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities(1)	$27	$40
Equity securities(2)	0	230
Commercial mortgage and other loans	1	1
Derivative instruments	(30)	9
Other	0	(7)
Total	$(2)	$273
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income.”

PFI excluding Closed Block Division—Realized Investments Gains (Losses)

The following table sets forth net realized gains (losses) on fixed maturity securities (excluding securities classified as trading), for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$301	$310
Gross realized investment losses:
Net OTTI recognized in earnings(1)	(31)	(31)
Gross losses on sales and maturities	(219)	(144)
Credit-related losses on sales	0	(1)
Total gross realized investment losses	(250)	(176)
Realized investment gains (losses), net—Fixed Maturity Securities	$51	$134
Net gains (losses) on sales and maturities—Fixed Maturity Securities(2)	$82	$166
 __________

(1)
Excludes the portion of OTTI recorded in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Amounts exclude OTTI and credit-related losses through sales of investments due to expected near-term credit conditions of an underlying issuer.

Net gains on sales and maturities of fixed maturity securities were $82 million and $166 million for the first quarter of 2018 and 2017, respectively, primarily driven by sales and maturities of U.S. and Australian dollar-denominated securities within our International Insurance segment. See below for additional information regarding OTTI of fixed maturity securities.

Net realized gains on equity securities were $26 million for the first quarter of 2017, primarily driven by net gains on sales of equity securities of $31 million, offset by OTTI of $5 million.

Net realized gains on commercial mortgage and other loans were $11 million and $13 million for the first quarter of 2018 and 2017, respectively, primarily driven by net gains on originated mortgage servicing rights in our Investment Management business. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loans Quality.”

Net realized gains on derivatives were $358 million for the first quarter of 2018, compared to net realized losses of $20 million for the first quarter of 2017. The net derivative gains for the first quarter of 2018 reflected gains of $769 million on product-related embedded derivatives and related hedges mainly associated with certain variable annuity contracts; net gains of $242 million on currency derivatives primarily in Japanese insurance operations used to hedge non-yen denominated investments as the Japanese yen strengthened against various currencies; and net gains of $44 million primarily representing the fees earned on fee-based synthetic guaranteed investment contracts (“GICs”), which are accounted for as derivatives. Partially offsetting these gains were net losses of $363 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates increased and net losses of $348 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. The net derivative losses for the first quarter of 2017 primarily reflected $169 million of losses on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. weakened against various currencies. Partially offsetting these losses were $117 million of gains on currency derivatives primarily in Japanese insurance operations used to hedge non-yen denominated investments as the Japanese yen strengthened against various currencies and $39 million of gains primarily representing the fees earned on fee-based synthetic GICs.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the first quarter of 2018 included net negative related adjustments of $340 million, compared to $220 million for the first quarter of 2017. Results for both periods were primarily driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.” Results for the first quarter of 2017 were also driven by settlements on interest rate and currency derivatives.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the first quarter of 2018 included a net related charge of $23 million, compared to a net related benefit of $104 million for the first quarter of 2017. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.

PFI excluding Closed Block Division—OTTI

The following tables set forth the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by investment type and for fixed maturity securities by reason, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Public fixed maturity securities	$15	$4
Private fixed maturity securities	16	27
Total fixed maturity securities(1)	31	31
Equity securities(2)	0	5
Other invested assets(3)	3	4
Total(4)	$34	$40
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)
Effective January 1, 2018, the identification of OTTI for equity securities is no longer needed as all of these investments are now measured at fair value with changes in fair value reported in earnings.

(3)	Primarily includes OTTI related to investments in limited partnerships and limited liability companies and real estate held through direct ownership.

(4)
Excludes amounts remaining in OCI from previously impaired investments, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Due to foreign exchange rate movements on securities approaching maturity	$8	$21
Due to securities actively marketed for sale	8	1
Due to credit events or adverse conditions of the respective issuer(1)	15	9
Total fixed maturity securities(2)(3)	$31	$31
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

(3)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Fixed maturity security OTTI in the first quarter of 2018 were concentrated in the communications, energy and industrial other sectors within corporate securities and were related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity security OTTI in the first quarter of 2017 were concentrated in the finance, energy and capital goods sectors within corporate securities and were related to securities approaching maturity with losses from foreign currency exchange rate movements which were primarily hedged with derivatives that had an offsetting realized gain.

Equity security OTTI in the first quarter of 2017 were primarily driven by the extent and duration of declines in values.
Closed Block Division—Realized Investments Gains (Losses) and OTTI

Net realized gains on fixed maturity securities of $27 million for the first quarter of 2018 were primarily due to net gains of $35 million on sales and maturities, partially offset by OTTI of $8 million. Net realized gains on fixed maturity securities of $40 million for the first quarter of 2017 were primarily due to net gains of $63 million on sales and maturities, partially offset by OTTI of $23 million.

Net realized gains on equity securities were $230 million for the first quarter of 2017, primarily driven by net gains on sales of equity securities of $231 million, offset by OTTI of $1 million.

Net realized losses on derivatives were $30 million for the first quarter of 2018, compared to net realized gains of $9 million for the first quarter of 2017. The net derivative losses for the first quarter of 2018 primarily reflected losses of $43 million on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. Partially offsetting the losses were gains of $13 million on net short interest rate derivatives used to manage duration as swap rates increased. The net derivative gains for the first quarter of 2017 primarily reflected gains of $8 million on net-long Treasury futures used to manage duration as treasury rates decreased.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans and non-coupon investments, which include equity securities and other invested assets such as Limited Partnerships and Limited Liability Companies (“LPs/LLCs”), real estate held through direct ownership, derivative instruments and seed money investments in separate accounts. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Investment Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	March 31, 2018
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$262,211	64.6%	$26,521	$288,732
Public, held-to-maturity, at amortized cost	1,822	0.4	0	1,822
Private, available-for-sale, at fair value	44,671	11.0	13,546	58,217
Private, held-to-maturity, at amortized cost	298	0.1	0	298
Fixed maturities, trading, at fair value	1,508	0.4	205	1,713
Assets supporting experience-rated contractholder liabilities, at fair value	21,637	5.3	0	21,637
Equity securities, at fair value	4,404	1.1	2,309	6,713
Commercial mortgage and other loans, at book value	48,733	12.0	9,027	57,760
Policy loans, at outstanding balance	7,541	1.9	4,495	12,036
Other invested assets(1)	7,818	1.9	3,407	11,225
Short-term investments	5,308	1.3	413	5,721
Total general account investments	405,951	100.0%	59,923	465,874
Invested assets of other entities and operations(2)	5,617		0	5,617
Total investments	$411,568		$59,923	$471,491

	December 31, 2017
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$260,430	64.7%	$27,448	$287,878
Public, held-to-maturity, at amortized cost	1,747	0.4	0	1,747
Private, available-for-sale, at fair value	44,479	11.1	13,814	58,293
Private, held-to-maturity, at amortized cost	302	0.1	0	302
Fixed maturities, trading, at fair value	1,589	0.4	200	1,789
Assets supporting experience-rated contractholder liabilities, at fair value	22,097	5.5	0	22,097
Equity securities, at fair value	4,276	1.1	2,479	6,755
Commercial mortgage and other loans, at book value	46,394	11.5	9,017	55,411
Policy loans, at outstanding balance	7,348	1.8	4,543	11,891
Other invested assets(1)	7,510	1.9	3,159	10,669
Short-term investments	6,103	1.5	631	6,734
Total general account investments	402,275	100.0%	61,291	463,566
Invested assets of other entities and operations(2)	6,305		0	6,305
Total investments(3)	$408,580		$61,291	$469,871
__________

(1)
Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments. For additional information regarding these investments, see “—Other Invested Assets” below.

(2)
Includes invested assets of our investment management and derivative operations. Excludes assets of our investment management operations that are managed for third-parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

(3)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The increase in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2018 was primarily due to net business inflows, the translation impact of the yen strengthening against the U.S. dollar and the reinvestment of net investment income, partially offset by an increase in rates and credit spread widening. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of March 31, 2018 and December 31, 2017, 43% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$133,161	$128,332
Public, held-to-maturity, at amortized cost	1,822	1,747
Private, available-for-sale, at fair value	14,748	14,538
Private, held-to-maturity, at amortized cost	298	302
Fixed maturities, trading, at fair value	255	257
Assets supporting experience-rated contractholder liabilities, at fair value	2,641	2,586
Equity securities, at fair value	2,194	2,151
Commercial mortgage and other loans, at book value	15,661	14,268
Policy loans, at outstanding balance	2,693	2,545
Other invested assets(1)	1,995	2,021
Short-term investments	351	244
Total Japanese general account investments(2)	$175,819	$168,991

__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The increase in general account investments related to our Japanese insurance operations in the first three months of 2018 was primarily attributable to the reinvestment of net investment income, net business inflows and the translation impact of the yen strengthening against the U.S. dollar.

As of March 31, 2018, our Japanese insurance operations had $63.0 billion, at carrying value, of investments denominated in U.S. dollars, including $5.5 billion that were hedged to yen through third-party derivative contracts and $44.8 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2017, our Japanese insurance operations had $62.6 billion, at carrying value, of investments denominated in U.S. dollars, including $5.8 billion that were hedged to yen through third-party derivative contracts and $43.8 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $0.4 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2017 was primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $11.5 billion and $11.4 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2018 and December 31, 2017, respectively. The $0.1 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2017 was primarily attributable to the translation impact of the Australian dollar strengthening against the U.S. dollar. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment-Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended March 31, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(4)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.56%	$1,702	2.93%	$923	3.82%	$2,625	$424	$3,049
Assets supporting experience-rated contractholder liabilities	3.61	173	2.72	18	3.50	191	0	191
Equity securities	1.78	10	1.56	8	1.67	18	10	28
Commercial mortgage and other loans	3.94	319	3.84	143	3.91	462	103	565
Policy loans	5.26	63	3.80	25	4.74	88	64	152
Short-term investments and cash equivalents	1.66	54	1.47	7	1.64	61	8	69
Other invested assets(2)	3.10	54	4.60	27	3.47	81	33	114
Gross investment income	4.19	2,375	3.03	1,151	3.72	3,526	642	4,168
Investment expenses	(0.14)	(86)	(0.12)	(53)	(0.13)	(139)	(49)	(188)
Investment income after investment expenses	4.05%	2,289	2.91%	1,098	3.59%	3,387	593	3,980
Investment results of other entities and operations(3)		18		0		18	0	18
Total investment income		$2,307		$1,098		$3,405	$593	$3,998

	Three Months Ended March 31, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(4)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.51%	$1,581	3.02%	$876	3.84%	$2,457	$428	$2,885
Assets supporting experience-rated contractholder liabilities	3.69	180	2.67	15	3.59	195	0	195
Equity securities	4.73	57	1.99	15	3.69	72	14	86
Commercial mortgage and other loans	3.96	309	3.91	117	3.95	426	107	533
Policy loans	5.26	63	3.86	23	4.79	86	67	153
Short-term investments and cash equivalents	1.18	32	1.24	3	1.18	35	7	42
Other invested assets(2)	11.62	199	9.35	34	11.22	233	63	296
Gross investment income	4.46	2,421	3.15	1,083	3.95	3,504	686	4,190
Investment expenses	(0.14)	(70)	(0.12)	(43)	(0.13)	(113)	(41)	(154)
Investment income after investment expenses	4.32%	2,351	3.03%	1,040	3.82%	3,391	645	4,036
Investment results of other entities and operations(3)		25		0		25	0	25
Total investment income		$2,376		$1,040		$3,416	$645	$4,061
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on quarterly average amortized cost. Yields for fixed maturities, short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields have been revised to conform with current period presentation.

(2)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading, which are included in Other invested assets.

(3)	Includes net investment income of our investment management operations and derivative operations.

(4)	The total yield was 3.69% and 3.94% for the three months ended March 31, 2018 and 2017, respectively.

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily the result of lower yields from non-coupon investments and lower fixed maturity prepayment fees and call premiums.

The decrease in net investment income yield on the Japanese insurance operations’ portfolio, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily attributable to lower fixed income reinvestment rates and lower yields from non-coupon investments.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $43.4 billion and $39.9 billion for the three months ended March 31, 2018 and 2017, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.5 billion and $10.2 billion for the three months ended March 31, 2018 and 2017, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment-Impact of Foreign Currency Exchange Rates” above.

Retail-Related Investments

As of March 31, 2018, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $6 billion of corporate fixed maturities of which 89% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 49% and weighted-average debt service coverage ratio of 2.43 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs.

In addition, we held approximately $9 billion of commercial mortgage-backed securities, of which approximately 89% and 10% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.

General Account Investments of PFI excluding Closed Block Division

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

Fixed Maturity Securities

In the following sections, we provide details about our fixed maturity securities portfolio, which excludes fixed maturity securities classified as assets supporting experience-rated contractholder liabilities and classified as trading.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2018				December 31, 2017
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$26,330	$1,082	$338	$27,074	$25,906	$1,646	$84	$27,468
Consumer non-cyclical	24,920	1,746	386	26,280	24,812	2,359	140	27,031
Utility	22,343	1,617	329	23,631	22,265	2,196	118	24,343
Capital goods	11,179	803	172	11,810	11,232	1,076	52	12,256
Consumer cyclical	10,511	673	184	11,000	11,011	972	77	11,906
Foreign agencies	5,825	889	39	6,675	5,619	996	17	6,598
Energy	10,797	712	245	11,264	10,621	998	137	11,482
Communications	6,384	589	143	6,830	6,266	782	77	6,971
Basic industry	6,134	422	88	6,468	6,061	590	37	6,614
Transportation	8,290	616	82	8,824	8,179	777	28	8,928
Technology	4,318	250	70	4,498	4,373	318	33	4,658
Industrial other	3,984	291	47	4,228	3,866	348	23	4,191
Total corporate securities	141,015	9,690	2,123	148,582	140,211	13,058	823	152,446
Foreign government(3)	94,699	16,725	349	111,075	88,539	15,848	291	104,096
Residential mortgage-backed(4)	3,642	154	35	3,761	3,801	191	10	3,982
Asset-backed	9,064	171	20	9,215	8,389	214	7	8,596
Commercial mortgage-backed	8,740	75	155	8,660	8,850	188	64	8,974
U.S. Government	16,180	2,652	527	18,305	16,591	3,005	306	19,290
State & Municipal	9,063	762	30	9,795	8,945	1,016	6	9,955
Total(5)	$282,403	$30,229	$3,239	$309,393	$275,326	$33,520	$1,507	$307,339
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $391 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of March 31, 2018, compared to $381 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2017, on securities classified as held-to-maturity.

(3)
As of both March 31, 2018 and December 31, 2017, based on amortized cost, 75% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 10% and 11% of the balance, respectively.

(4)	As of both March 31, 2018 and December 31, 2017, based on amortized cost, more than 99% were rated A or higher.

(5)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The decrease in net unrealized gains from December 31, 2017 to March 31, 2018 was primarily due to an increase in U.S. interest rates and credit spread widening.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2018				December 31, 2017
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$212,926	$25,727	$2,017	$236,636	$207,791	$27,550	$925	$234,416
2	52,390	3,405	786	55,009	50,751	4,560	335	54,976
Subtotal High or Highest Quality Securities(5)	265,316	29,132	2,803	291,645	258,542	32,110	1,260	289,392
3	10,693	500	221	10,972	10,201	670	79	10,792
4	4,694	394	151	4,937	4,681	501	105	5,077
5	1,474	190	57	1,607	1,666	225	57	1,834
6	226	13	7	232	236	14	6	244
Subtotal Other Securities(6)(7)	17,087	1,097	436	17,748	16,784	1,410	247	17,947
Total Fixed Maturities	$282,403	$30,229	$3,239	$309,393	$275,326	$33,520	$1,507	$307,339
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of March 31, 2018 and December 31, 2017, 765 securities with amortized cost of $4,436 million (fair value, $4,471 million) and 982 securities with amortized cost of $6,022 million (fair value, $6,217 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $391 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of March 31, 2018, compared to $381 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2017, on securities classified as held-to-maturity.

(4)
As of March 31, 2018, includes gross unrealized losses of $329 million on public fixed maturities and $107 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2017, includes gross unrealized losses of $156 million on public fixed maturities and $91 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of March 31, 2018, includes $228,504 million of public fixed maturities and $36,812 million of private fixed maturities and, as of December 31, 2017, includes $222,763 million of public fixed maturities and $35,779 million of private fixed maturities.

(6)
On an amortized cost basis, as of March 31, 2018, includes $10,388 million of public fixed maturities and $6,699 million of private fixed maturities and, as of December 31, 2017, includes $9,975 million of public fixed maturities and $6,809 million of private fixed maturities.

(7)
On an amortized cost basis, as of March 31, 2018, securities considered below investment grade based on lowest of external rating agency ratings total $17,973 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	March 31, 2018				December 31, 2017
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,363	$8,407	$7,809	$7,741	$7,613	$7,686	$8,002	$8,125
AA	416	441	898	887	419	442	816	818
A	33	38	23	22	40	46	23	22
BBB	37	38	9	9	42	43	9	9
BB and below	215	291	1	1	275	379	0	0
Total(4)	$9,064	$9,215	$8,740	$8,660	$8,389	$8,596	$8,850	$8,974
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2018, including Standard & Poor’s, Moody’s, Fitch and Morningstar.

(2)
Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types. As of March 31, 2018 and December 31, 2017, based on amortized cost, 78% and 79%, respectively, were collateralized loan obligations rated A or higher.

(3)	As of both March 31, 2018 and December 31, 2017, based on amortized cost, 95% were securities with vintages of 2013 or later.

(4)	Excludes securities held outside the general account in other entities and operations.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the public fixed maturities noted above, as part of investment portfolio repositioning, we may from time to time sell credit derivatives to manage credit exposure of our investment portfolio by synthetically creating investments similar to public fixed maturities.
In a credit derivative, we may sell credit protection on an identified name or a broad-based index and in return receive a quarterly premium. The majority of the underlying reference names in single name and index credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality, and our credit derivatives have a remaining term to maturity of twenty-nine years or less. The premium or credit spread generally corresponds to the difference between the yield on the reference name’s (or index’s underlying reference names) public fixed maturity cash instruments and swap rates at the time the agreement is executed. Credit derivative contracts are recorded at fair value with changes in fair value, including the premiums received, recorded in “Realized investment gains (losses), net.”
As of March 31, 2018 and December 31, 2017, PFI excluding the Closed Block division had $1,132 million and $1,136 million of notional amounts of exposure where we have sold credit protection through credit derivatives, respectively, reported at fair value as an asset of $11 million and $20 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of $2 million and less than $1 million for the three months ended March 31, 2018 and 2017, respectively.
In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of March 31, 2018 and December 31, 2017, PFI excluding the Closed Block division had $72 million and $100 million of notional amounts, respectively, reported at fair value as a liability of $2 million and $1 million, respectively. “Realized investment gains (losses), net” from credit derivatives we purchased were a loss of less than $1 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.
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

For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our private fixed maturity investment managers formally review all private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry-specific concerns. For additional information regarding our OTTI policies for fixed maturity securities, see Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $31 million for both the three months ended March 31, 2018 and 2017, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.
Assets Supporting Experience-Rated Contractholder Liabilities (ASCL)

The following table sets forth the composition of the “ASCL” portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$151	$151	$245	$245
Fixed maturities:
Corporate securities	13,573	13,627	13,816	14,073
Commercial mortgage-backed securities	2,394	2,369	2,294	2,311
Residential mortgage-backed securities	923	908	961	966
Asset-backed securities	1,398	1,426	1,363	1,392
Foreign government bonds	1,101	1,104	1,050	1,057
U.S. government authorities and agencies and obligations of U.S. states	367	400	357	410
Total fixed maturities(1)	19,756	19,834	19,841	20,209
Equity securities	1,395	1,652	1,278	1,643
Total assets supporting experience-rated contractholder liabilities(2)	$21,302	$21,637	$21,364	$22,097
__________

(1)	As a percentage of amortized cost, 92% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both March 31, 2018 and December 31, 2017.

(2)	As a percentage of amortized cost, 79% and 80% of the portfolio consisted of public securities as of March 31, 2018 and December 31, 2017, respectively.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
Commercial mortgage and agricultural property loans	$47,938	$45,623
Uncollateralized loans	688	661
Residential property loans	196	196
Other collateralized loans	4	5
Total recorded investment gross of allowance(1)	48,826	46,485
Valuation allowance	(93)	(91)
Total net commercial mortgage and other loans(2)	$48,733	$46,394
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both March 31, 2018 and December 31, 2017.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	March 31, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$15,973	33.3%	$14,965	32.8%
South Atlantic	8,740	18.2	8,666	19.0
Middle Atlantic	6,046	12.6	5,776	12.7
East North Central	2,496	5.2	2,440	5.3
West South Central	5,175	10.8	4,671	10.2
Mountain	2,111	4.4	2,027	4.5
New England	1,768	3.7	1,774	3.9
West North Central	620	1.3	641	1.4
East South Central	590	1.2	612	1.3
Subtotal-U.S.	43,519	90.7	41,572	91.1
Europe	2,758	5.8	2,528	5.5
Asia	651	1.4	619	1.4
Other	1,010	2.1	904	2.0
Total commercial mortgage and agricultural property loans	$47,938	100.0%	$45,623	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	March 31, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$9,583	20.0%	$8,444	18.5%
Retail	6,739	14.1	6,595	14.5
Office	10,685	22.3	10,020	22.0
Apartments/Multi-Family	13,510	28.2	12,993	28.5
Other	3,286	6.8	3,336	7.3
Agricultural properties	2,537	5.3	2,526	5.5
Hospitality	1,598	3.3	1,709	3.7
Total commercial mortgage and agricultural property loans	$47,938	100.0%	$45,623	100.0%

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

As of March 31, 2018, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.44 times and a weighted-average loan-to-value ratio of 55%. As of March 31, 2018, 97% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2018, the weighted-average debt service coverage ratio was 2.28 times, and the weighted-average loan-to-value ratio was 65%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included approximately $1.5 billion and approximately $1.0 billion of such loans as of March 31, 2018 and December 31, 2017, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of March 31, 2018, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below.
The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2018
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$26,608	$722	$215	$27,545
60%-69.99%	12,884	546	147	13,577
70%-79.99%	6,075	595	0	6,670
80% or greater	71	75	0	146
Total commercial mortgage and agricultural property loans	$45,638	$1,938	$362	$47,938

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	March 31, 2018
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2018	$3,042	6.3%
2017	8,017	16.7
2016	7,425	15.5
2015	7,224	15.1
2014	6,791	14.2
2013	6,582	13.7
2012	3,431	7.2
2011 & Prior	5,426	11.3
Total commercial mortgage and agricultural property loans	$47,938	100.0%

Commercial Mortgage and Other Loans Quality

The commercial mortgage and other loans portfolio is reviewed on an ongoing basis. If certain criteria are met, loans are assigned to either of the following “watch list” categories:

(1) “Closely Monitored,” which includes a variety of considerations, such as when loan metrics fall below acceptable levels, the borrower is not cooperative or has requested a material modification, or the portfolio manager has directed a change in category; or
(2) “Not in Good Standing,” which includes loans in default or with a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy.
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

The following table sets forth the change in valuation allowances for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
Allowance, beginning of year	$91	$90
Addition to (release of) allowance for losses	2	1
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	0
Allowance, end of period	$93	$91
Loan-specific reserve	$5	$5
Portfolio reserve	$88	$86

The allowance for losses as of March 31, 2018 remained relatively flat compared to December 31, 2017.

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$1,098	$222	$6	$1,314	$778	$157	$0	$935
Other common stocks	2,142	988	48	3,082	2,215	1,145	30	3,330
Non-redeemable preferred stocks	9	0	1	8	11	1	1	11
Equity securities, at fair value(1)(2)	$3,249	$1,210	$55	$4,404	$3,004	$1,303	$31	$4,276
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income,” was $(77) million during the three months ended March 31, 2018.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,053	$2,067
Hedge funds	480	400
Real estate-related	420	268
Subtotal equity method	2,953	2,735
Fair value:
Private equity	856	731
Hedge funds	1,396	1,361
Real estate-related	63	63
Subtotal fair value(1)	2,315	2,155
Total LPs/LLCs	5,268	4,890
Real estate held through direct ownership(2)	1,855	1,875
Derivative instruments	64	113
Other(3)	631	632
Total other invested assets(4)	$7,818	$7,510
__________

(1)	As of December 31, 2017, $794 million was accounted for using the cost method.

(2)	As of March 31, 2018 and December 31, 2017, real estate held through direct ownership had mortgage debt of $802 million and $799 million, respectively.

(3)
Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(4)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

OTTI of Other Invested Assets

For LPs/LLCs accounted for using the equity method, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies for LPs/LLCs as well as wholly-owned investment real estate and other investments, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OTTI on other invested assets attributable to PFI excluding the Closed Block division that were recognized in earnings were $3 million and $4 million for the three months ended March 31, 2018 and 2017, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.

Invested Assets of Other Entities and Operations

“Invested Assets of Other Entities and Operations” presented below includes investments held outside the general account and primarily represents investments associated with our investment management operations and derivative operations. Our derivative operations act on behalf of affiliates primarily to manage interest rate, foreign currency, credit and equity exposures. Assets within our investment management operations that are managed for third-parties and those assets classified as “Separate account assets” on our balance sheet are not included.

	March 31, 2018	December 31, 2017
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$680	$608
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value	1,172	1,718
Equity securities, at fair value	576	574
Commercial mortgage and other loans, at book value(1)	338	634
Other invested assets	2,819	2,704
Short-term investments	31	66
Total investments(2)	$5,617	$6,305
__________

(1)	Book value is generally based on unpaid principal balance, net of any allowance for losses, or at fair value, when the fair value option has been elected.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” are primarily related to assets associated with consolidated variable interest entities for which the Company is the investment manager. The assets of the consolidated variable interest entities are generally offset by liabilities for which the fair value option has been elected. For further information on these consolidated variable interest entities, see Note 4 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Our investment management operations include our commercial mortgage operations, which provide mortgage origination, investment management and servicing for our general account, institutional clients, the Federal Housing Administration and government-sponsored entities such as Fannie Mae and Freddie Mac.

The mortgage loans of our commercial mortgage operations are included in “Commercial mortgage and other loans.” Derivatives and other hedging instruments related to our commercial mortgage operations are primarily included in “Other invested assets.”

Other Invested Assets

Other invested assets primarily include assets of our derivative operations used to manage interest rate, foreign currency, credit and equity exposures.

Furthermore, other invested assets include strategic investments made as part of our investment management operations. We make these strategic investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). As part of our investment management operations, we also make loans to our managed funds that are secured by equity commitments from investors or assets of the funds. Other invested assets also include certain assets in consolidated investment funds where the Company is deemed to exercise control over the funds.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified the Company as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

During the three months ended March 31, 2018, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $375 million of shares of our Common Stock and declared aggregate Common Stock dividends of $387 million;

•	We issued $1.0 billion of medium-term notes to be utilized for general corporate purposes, which may include refinancing portions of our medium-term notes maturing through 2018; and

•	We obtained additional financing for Guideline XXX reserves by entering into a new captive financing facility for $1.6 billion, of which $100 million was outstanding as of March 31, 2018.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2018, the Company had $49.5 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2018	December 31, 2017
	(in millions)
Equity(1)(2)	$37,069	$37,162
Junior subordinated debt (including hybrid securities)	6,627	6,622
Other capital debt	5,800	5,402
Total capital	$49,496	$49,186
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

(2)	Prior period amount has been restated to conform to current period presentation. See Note 2 to our Unaudited Interim Consolidated Financial Statements for details.

We manage Prudential Insurance, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), Gibraltar Life, and other significant insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the RBC ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the solvency margin ratio as a primary measure of the capital adequacy of our Japanese insurance subsidiaries.

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2017, the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries.

Ratio(1)
Prudential Insurance(2)	410%
PALAC	1,034%
Composite Major U.S. Insurance Subsidiaries(3)	529%
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

(3)
Includes Prudential Insurance and its subsidiaries, as noted above, and Prudential Annuities Life Assurance Corporation (“PALAC”). Composite RBC is not reported to regulators and is based on the summation of total adjusted capital and risk charges for the included companies as determined under statutory accounting and RBC guidance to calculate a composite numerator and denominator, respectively, for purposes of calculating the composite ratio.

The NAIC is evaluating changes to RBC factors as a result of the Tax Act of 2017, including the impact of the reduction of the corporate tax rate from 35% to 21%. This tax rate reduction has the effect of increasing an insurer’s required capital on an after-tax basis. This general principle impacts a number of RBC factors resulting in an overall decrease in insurers’ RBC ratios. While the impact and timing of any changes will not be fully known until the final updated RBC requirements are formally issued and adopted, the Company expects to have the necessary resources to maintain its “AA” ratings targets.

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2017, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	919%
Gibraltar Life consolidated(2)	965%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Protection Framework

We employ a “Capital Protection Framework” (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis for our insurance subsidiaries under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses, and foreign currency exchange rates. In evaluating these potential impacts, we assess risk holistically at the enterprise level, recognizing that our business mix may produce results that partially offset on a net basis.

The Framework accommodates periodic volatility within ranges that we deem acceptable, while also providing for potential sources of capital, including on-balance sheet capital capacity and contingent sources of capital. We believe we currently have access to sufficient resources to maintain adequate capitalization under a range of potential stress scenarios.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2017, our Board of Directors (“the Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2018 through December 31, 2018.

The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2018.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2018	$0.90	$387	3.3	$375

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

As of March 31, 2018, Prudential Financial had highly liquid assets with a carrying value totaling $5,864 million, an increase of $674 million from December 31, 2017. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the balance of this intercompany liquidity account, Prudential Financial had highly liquid assets of $5,123 million as of March 31, 2018, an increase of $747 million from December 31, 2017.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Three Months Ended March 31, 2018
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,521
Proceeds from the issuance of senior debt	994
Net income tax receipts	188
Proceeds from stock-based compensation and exercise of stock options	122
Total sources	2,825
Uses:
Net payments under intercompany loan agreements(2)	834
Common stock dividends(3)	388
Share repurchases	363
Capital contributions to subsidiaries(4)	116
Interest paid on external debt	114
Other, net	263
Total uses	2,078
Net increase (decrease) in highly liquid assets	$747
__________

(1)
Includes dividends and/or returns of capital of $1,166 million from International Insurance subsidiaries, $300 million from PALAC, $22 million from Investment Management subsidiaries, $28 million from Prudential Annuities Holding Company, and $5 million from other subsidiaries.

(2)
Includes net payments of $623 million from the repayment of notes to International Insurance subsidiaries, $150 million to Dryden Arizona Reinsurance Term Company, $100 million to Prudential Universal Reinsurance Company, and $2 million to other subsidiaries offset by net receipt of $41 million from Investment Management subsidiaries.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)	Reflects capital contributions to International Insurance subsidiaries.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, for details on specific dividend restrictions.

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During the first three months of 2018, Prudential Financial received an extraordinary dividend of $300 million from PALAC.

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

During the first three months of 2018, Prudential Financial received $942 million from Prudential International Insurance Holdings, the domestic parent of our international insurance subsidiaries, all of which was received from Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations. Of this amount, $260 million was sent to PHJ from its subsidiaries in 2016 and had been retained at PHJ since that time. PHJ received the remaining $682 million as a common stock dividend from its subsidiaries in 2018.

Other subsidiaries. The ability of our investment management subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2018
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2017
	(in billions)
Cash and short-term investments	$5.0	$1.5	$0.2	$2.5	$0.1	$9.3	$11.7
Fixed maturity investments(1):
High or highest quality	103.8	35.3	19.1	8.7	4.9	171.8	175.1
Other than high or highest quality	7.1	3.1	1.7	0.5	0.4	12.8	13.8
Subtotal	110.9	38.4	20.8	9.2	5.3	184.6	188.9
Public equity securities, at fair value	0.3	2.3	0.0	0.0	0.0	2.6	2.8
Total	$116.2	$42.2	$21.0	$11.7	$5.4	$196.5	$203.4
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2018
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2017
	(in billions)
Cash and short-term investments	$1.3	$3.5	$1.4	$6.2	$4.2
Fixed maturity investments(3):
High or highest quality(4)	39.1	91.5	18.9	149.5	145.2
Other than high or highest quality	1.0	3.4	1.7	6.1	6.0
Subtotal	40.1	94.9	20.6	155.6	151.2
Public equity securities	1.9	1.8	0.9	4.6	4.5
Total	$43.3	$100.2	$22.9	$166.4	$159.9
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of March 31, 2018, $110.5 billion, or 74%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of March 31, 2018, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $2.6 billion compared to a net receive position of $3.3 billion as of December 31, 2017. The change in collateral position was primarily driven by an increase in interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of March 31, 2018, we have hedged 100%, 79% and 30% of expected yen-based earnings for 2018, 2019 and 2020, respectively.

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

	Three Months Ended March 31,
Cash Settlements:	2018	2017
	(in millions)
Income Hedges (External)(1)	$(23)	$1
Equity Hedges:
Internal(2)	17	0
External	108	(53)
Total Equity Hedges	125	(53)
Total Cash Settlements	$102	$(52)

	As of
	March 31,	December 31,
Assets (Liabilities):	2018	2017
	(in millions)
Income Hedges (External)(3)	$(109)	$(42)
Equity Hedges:
Internal(2)	(157)	623
External	129	303
Total Equity Hedges(4)	(28)	926
Total Assets (Liabilities)	$(137)	$884
__________

(1)
Includes non-yen related cash settlements of $(12) million, primarily denominated in Korean won, Australian dollar, and Brazilian real and $(1) million, primarily denominated in Korean won and Brazilian real, for the three months ended March 31, 2018 and 2017, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)
Includes non-yen related liabilities of $(62) million, primarily denominated in Korean won and Brazilian real, and liabilities of $(65) million, primarily denominated in Korean won and Australian dollar, as of March 31, 2018 and December 31, 2017, respectively.

(4)
As of March 31, 2018, approximately $203 million, $347 million and $(578) million of the net market value is scheduled to settle in 2018, 2019 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our strategic investments held in our investment management businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our investment management operations since December 31, 2017.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. For more information on these sources of liquidity, see Note 9 to the

Unaudited Interim Consolidated Financial Statements contained herein and Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2018			December 31, 2017
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,337	$3,296	$8,633	$4,960	$3,440	$8,400
Cash collateral for loaned securities	3,188	1,124	4,312	3,203	1,151	4,354
Securities sold but not yet purchased	5	0	5	3	0	3
Total(1)	$8,530	$4,420	$12,950	$8,166	$4,591	$12,757
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$3,796	$1,118	$4,914	$3,838	$1,393	$5,231
Weighted average maturity, in days(2)	27	6		12	3
__________

(1)
The daily weighted average outstanding balance for the three months ended March 31, 2018 was $8,877 million for PFI excluding the Closed Block division, and $4,748 million for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of March 31, 2018, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $112.1 billion, of which $13.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2018, we believe approximately $15.8 billion of the remaining eligible assets are readily lendable, including approximately $11.5 billion relating to PFI excluding the Closed Block division, of which $3.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.3 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2018, total short-term and long-term debt of the Company on a consolidated basis was $19.5 billion, an increase of $974 million from December 31, 2017. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	March 31, 2018			December 31, 2017
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$496	$521	$50	$500	$550
Current portion of long-term debt	830	0	830	830	0	830
Subtotal	855	496	1,351	880	500	1,380
General obligation long-term debt:
Senior debt	9,733	172	9,905	8,738	173	8,911
Junior subordinated debt	6,568	59	6,627	6,566	56	6,622
Surplus notes(1)	0	841	841	0	840	840
Subtotal	16,301	1,072	17,373	15,304	1,069	16,373
Total general obligations	17,156	1,568	18,724	16,184	1,569	17,753
Limited and non-recourse borrowings(2):
Current portion of long term debt	0	32	32	0	0	0
Long-term debt	0	770	770	0	799	799
Total limited and non-recourse borrowings	0	802	802	0	799	799
Total borrowings	$17,156	$2,370	$19,526	$16,184	$2,368	$18,552
__________

(1)	Amounts are net of assets under set-off arrangements of $7,599 million and $7,287 million as of March 31, 2018, and December 31, 2017, respectively.

(2)	Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of March 31, 2018, and December 31, 2017, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Financial’s borrowings increased $972 million from December 31, 2017, primarily driven by the issuance of $1 billion of senior debt, partially offset by a $25 million decrease in commercial paper outstanding. Borrowings of our subsidiaries increased $2 million from December 31, 2017, primarily driven by the issuance of $23 million of mortgage debt and a $7 million increase from foreign exchange fluctuations, partially offset by $27 million of mortgage debt prepayments.

Term and Universal Life Reserve Financing

We use captive reinsurance subsidiaries to finance the portion of the statutory reserves required to be held by our domestic life insurance companies under Regulation XXX and Guideline AXXX that we consider to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our captive reinsurers and the issuance of surplus notes by those captives that are treated as capital for statutory purposes. These surplus notes are subordinated obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval.

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2018, we had Credit-Linked Note Structures with an aggregate issuance capacity of $12,700 million, of which $9,799 million was outstanding, as compared to an aggregate issuance capacity of $11,100 million, of which $9,487 million was outstanding, as of December 31, 2017. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2018.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of March 31, 2018		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	3,003		3,500
XXX	2014-2017	2022-2034	2,200	(2)	2,200
XXX	2014-2017	2024-2037	2,100		2,400
AXXX	2017	2037	646		1,000
XXX	2018	2038	$100		$1,600
Total Credit-Linked Note Structures			$9,799		$12,700
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $2.2 billion surplus note represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of March 31, 2018, we also had outstanding an aggregate of $3.2 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $2.6 billion relates to Guideline AXXX reserves, all of which was issued by Prudential Financial. In addition, as of March 31, 2018, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The total additional asset requirement from the inception of AG 48 through December 31, 2017 is approximately $1.8 billion, which we funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe we have sufficient internal resources to satisfy the additional asset requirement through 2018.

The Company adopted principles-based reserving for its guaranteed universal life products and introduced updated versions of these products in 2017. The updated products are expected to support the principles-based statutory reserve level without the need for financing through captive reinsurance. The Company is continuing to assess the impact of principles-based reserving on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Ratings

The following is a summary of the significant changes or actions in ratings and ratings outlooks for our Company as well as the life insurance industry and sector, that have occurred subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

In April 2018, S&P revised the company outlook for Prudential of Japan, Gibraltar Life and PGFL from Stable to Positive. A rating agency company outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice.

Off-Balance Sheet Arrangements

Guarantees, Other Contingencies and Other Contingent Commitments

In the course of our business, we provide certain guarantees and indemnities to third-parties pursuant to which we may be contingently required to make payments in the future. We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “—Commitments and Guarantees” within Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity—Liquidity associated with other activities—Investment Management operations.”

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of March 31, 2018, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2018, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2018 through January 31, 2018	1,032,508	$121.57	1,028,274
February 1, 2018 through February 28, 2018	1,725,779	$108.77	1,135,240
March 1, 2018 through March 31, 2018	1,176,060	$106.76	1,170,930
Total	3,934,347	$111.53	3,334,444	$1,125,000,000
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

ITEM 6. EXHIBITS

EXHIBIT INDEX

10.1
Annual Incentive Payment Criteria for Executive Officers effective for awards in 2018 in respect of 2017 and for subsequent years. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2018 Current Report on Form 8-K.

10.2
Form of Terms and Conditions relating to awards to executive officers in 2018 under the 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.

10.3
Form of Consent to the addition of the Diversity and Inclusion Goal and the Diversity and Inclusion Performance Modifier to performance shares and performance units awarded to executive officers in 2018.

12.1	Statement of Ratio of Earnings to Fixed Charges.

18.1	Letter from PricewaterhouseCoopers LLP, dated May 4, 2018, regarding change in accounting principle.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PHJ	Prudential Holdings of Japan, Inc.	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLIC	Prudential Legacy Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
PLNJ	Pruco Life Insurance Company of New Jersey

Defined Terms

Board	Prudential Financial's Board of Directors	Moody's	Moody's Investor Service, Inc.
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for retired employees, their beneficiaries and covered dependents
Designated Financial Company	A non-bank financial company that is subject to stricter standards and supervision	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Exchange Act	The Securities Exchange Act of 1934	S&P	Standard & Poor's Rating Services
Fitch	Fitch Ratings Inc.	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Framework	Prudential's capital protection framework	U.S. GAAP	Accounting principles generally accepted in the United States of America
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation

Acronyms

AG 48	Actuarial Guideline No. 48	IRS	Internal Revenue Service
ALM	Asset Liability Management	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ASCL	Assets Supporting Experience-rated Contractholder Liabilities	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Updates	NAIC	National Association of Insurance Commissioners
bps	Basis Points	NAV	Net Asset Value
DAC	Deferred Policy Acquisition Costs	NJDOBI	New Jersey Department of Banking and Insurance
DOL	U.S. Department of Labor	NPR	Non-Performance Risk
DSI	Deferred Sales Inducements	OCI	Other Comprehensive Income (Loss)
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTC	Over-The-Counter
FASB	Financial Accounting Standards Board	OTTI	Other-Than-Temporary Impairments
FSA	Financial Services Agency (an agency of the Japanese government)	PDI	Prudential Defined Income Variable Annuity
GICs	Guaranteed Investment Contracts	RBC	Risk-Based Capital
GMAB	Guaranteed Minimum Accumulation Benefits	SEC	Securities and Exchange Commission
GMDB	Guaranteed Minimum Death Benefits	SVO	Securities Valuation Office
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.S.	The United States of America
GMWB	Guaranteed Minimum Withdrawal Benefits	VIEs	Variable Interest Entities
G-SII	Global Systemically Important Insurer	VOBA	Value of Business Acquired
HDI	Highest Daily Lifetime Income

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 4, 2018