Form 10-Q
period 2018-06-30
PRUDENTIAL FINANCIAL INC
filed 2018-08-03
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 417 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) fiduciary rule developments, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2018 and December 31, 2017 (in millions, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2018-$317,548; 2017-$312,385)(1)	$341,151	$346,780
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2018-$2,388; 2017-$2,430)(1)	2,020	2,049
Fixed maturities, trading, at fair value (amortized cost: 2018-$2,980; 2017-$3,509)(1)(2)	2,916	3,507
Assets supporting experience-rated contractholder liabilities, at fair value(1)(2)	21,497	22,097
Equity securities, at fair value (cost: 2018-$5,374; 2017-$5,154)(1)(2)	7,191	7,329
Commercial mortgage and other loans (includes $330 and $593 measured at fair value under the fair value option at June 30, 2018 and December 31, 2017, respectively)(1)	58,622	56,045
Policy loans	11,935	11,891
Other invested assets (includes $5,138 and $3,159 measured at fair value at June 30, 2018 and December 31, 2017, respectively)(1)(2)	13,459	13,373
Short-term investments(2)	5,728	6,800
Total investments	464,519	469,871
Cash and cash equivalents(1)	14,918	14,490
Accrued investment income(1)	3,235	3,325
Deferred policy acquisition costs	19,643	18,992
Value of business acquired	2,027	1,591
Other assets(1)	16,860	17,250
Separate account assets	298,658	306,617
TOTAL ASSETS	$819,860	$832,136
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$260,435	$257,317
Policyholders’ account balances	149,359	148,189
Policyholders’ dividends	4,858	6,411
Securities sold under agreements to repurchase	9,540	8,400
Cash collateral for loaned securities	4,307	4,354
Income taxes	7,888	9,648
Short-term debt	2,056	1,380
Long-term debt	16,732	17,172
Other liabilities(1)	16,498	16,619
Notes issued by consolidated variable interest entities (includes $609 and $1,196 measured at fair value under the fair value option at June 30, 2018 and December 31, 2017, respectively)(1)	937	1,518
Separate account liabilities	298,658	306,617
Total liabilities	771,268	777,625
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both June 30, 2018 and December 31, 2017)	6	6
Additional paid-in capital	24,763	24,769
Common Stock held in treasury, at cost (242,400,008 and 230,537,166 shares at June 30, 2018 and December 31, 2017, respectively)	(16,905)	(16,284)
Accumulated other comprehensive income (loss)	11,655	17,074
Retained earnings	28,713	28,671
Total Prudential Financial, Inc. equity	48,232	54,236
Noncontrolling interests	360	275
Total equity	48,592	54,511
TOTAL LIABILITIES AND EQUITY	$819,860	$832,136
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

(2)	Prior period amounts have been reclassified to conform to current period presentation. See “Adoption of ASU 2016-01” in Note 2 for details.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2018 and 2017 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Premiums	$7,438	$8,326	$14,749	$14,807
Policy charges and fee income	1,480	725	2,984	2,258
Net investment income	4,096	4,089	8,094	8,150
Asset management and service fees	1,010	973	2,036	1,924
Other income (loss)	(54)	420	(561)	637
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(58)	(53)	(97)	(110)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	0	7	0	10
Other realized investment gains (losses), net	743	(1,046)	1,207	(565)
Total realized investment gains (losses), net	685	(1,092)	1,110	(665)
Total revenues	14,655	13,441	28,412	27,111
BENEFITS AND EXPENSES
Policyholders’ benefits	9,512	8,328	17,187	15,353
Interest credited to policyholders’ account balances	894	947	1,444	1,887
Dividends to policyholders	540	491	868	1,106
Amortization of deferred policy acquisition costs	613	84	1,201	523
General and administrative expenses	2,846	2,983	5,769	5,892
Total benefits and expenses	14,405	12,833	26,469	24,761
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	250	608	1,943	2,350
Total income tax expense (benefit)	68	125	420	520
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	182	483	1,523	1,830
Equity in earnings of operating joint ventures, net of taxes	18	13	41	38
NET INCOME (LOSS)	200	496	1,564	1,868
Less: Income (loss) attributable to noncontrolling interests	3	5	4	8
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$197	$491	$1,560	$1,860
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$0.46	$1.13	$3.66	$4.28
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$0.46	$1.12	$3.62	$4.21
Dividends declared per share of Common Stock	$0.90	$0.75	$1.80	$1.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2018 and 2017 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$200	$496	$1,564	$1,868
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(703)	45	(41)	597
Net unrealized investment gains (losses)	(3,326)	2,491	(7,992)	1,682
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	75	55	129	99
Total	(3,954)	2,591	(7,904)	2,378
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(838)	872	(1,682)	656
Other comprehensive income (loss), net of taxes	(3,116)	1,719	(6,222)	1,722
Comprehensive income (loss)	(2,916)	2,215	(4,658)	3,590
Less: Comprehensive income (loss) attributable to noncontrolling interests	(7)	5	7	(11)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(2,909)	$2,210	$(4,665)	$3,601

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2018 and 2017 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$6	$24,769	$28,671	$(16,284)	$17,074	$54,236	$275	$54,511
Cumulative effect of adoption of ASU 2016-01			904		(847)	57		57
Cumulative effect of adoption of ASU 2018-02			(1,653)		1,653	0		0
Common Stock acquired				(750)		(750)		(750)
Contributions from noncontrolling interests							99	99
Distributions to noncontrolling interests							(21)	(21)
Consolidations (deconsolidations) of noncontrolling interests							0	0
Stock-based compensation programs		(6)		129		123		123
Dividends declared on Common Stock			(769)			(769)		(769)
Comprehensive income:
Net income (loss)			1,560			1,560	4	1,564
Other comprehensive income (loss), net of tax					(6,225)	(6,225)	3	(6,222)
Total comprehensive income (loss)						(4,665)	7	(4,658)
Balance, June 30, 2018	$6	$24,763	$28,713	$(16,905)	$11,655	$48,232	$360	$48,592

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$6	$24,606	$21,946	$(15,316)	$14,621	$45,863	$225	$46,088
Cumulative effect of adoption of accounting changes		5	(5)			0		0
Elimination of Gibraltar Life reporting lag			167			167		167
Common Stock acquired				(625)		(625)		(625)
Contributions from noncontrolling interests							8	8
Distributions to noncontrolling interests							(27)	(27)
Consolidations (deconsolidations) of noncontrolling interests							1	1
Stock-based compensation programs		60		200		260		260
Dividends declared on Common Stock			(655)			(655)		(655)
Comprehensive income:
Net income (loss)			1,860			1,860	8	1,868
Other comprehensive income (loss), net of tax					1,741	1,741	(19)	1,722
Total comprehensive income (loss)						3,601	(11)	3,590
Balance, June 30, 2017	$6	$24,671	$23,313	$(15,741)	$16,362	$48,611	$196	$48,807

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017 (in millions)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,564	$1,868
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(1,110)	665
Policy charges and fee income	(1,058)	(1,263)
Interest credited to policyholders’ account balances	1,444	1,887
Depreciation and amortization	48	107
(Gains) losses on assets supporting experience-rated contractholder liabilities, net(1)	596	(245)
Change in:
Deferred policy acquisition costs	(203)	(957)
Future policy benefits and other insurance liabilities	5,762	3,949
Income taxes	(96)	559
Derivatives, net	(1,041)	(1,490)
Other, net(1)	769	(369)
Cash flows from (used in) operating activities(1)	6,675	4,711
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	30,599	28,990
Fixed maturities, held-to-maturity	56	89
Fixed maturities, trading(1)	410	897
Assets supporting experience-rated contractholder liabilities(1)	9,650	17,636
Equity securities(1)	1,965	1,984
Commercial mortgage and other loans	2,572	2,630
Policy loans	1,176	1,309
Other invested assets(1)	908	591
Short-term investments(1)	18,190	17,329
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(34,922)	(34,153)
Fixed maturities, trading(1)	(483)	(1,080)
Assets supporting experience-rated contractholder liabilities(1)	(9,560)	(17,580)
Equity securities(1)	(1,826)	(1,646)
Commercial mortgage and other loans	(5,525)	(4,494)
Policy loans	(1,002)	(915)
Other invested assets	(1,154)	(769)
Short-term investments(1)	(17,138)	(13,348)
Acquisition of business, net of cash acquired	0	(64)
Derivatives, net	(271)	244
Other, net(1)	(134)	(297)
Cash flows from (used in) investing activities(1)	(6,489)	(2,647)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	14,826	13,648
Policyholders’ account withdrawals	(14,076)	(12,706)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,094	914
Cash dividends paid on Common Stock	(769)	(653)
Net change in financing arrangements (maturities 90 days or less)	(103)	46
Common Stock acquired	(739)	(612)
Common Stock reissued for exercise of stock options	74	161
Proceeds from the issuance of debt (maturities longer than 90 days)	1,194	321
Repayments of debt (maturities longer than 90 days)	(848)	(216)
Other, net	(244)	(451)
Cash flows from (used in) financing activities	409	452
Effect of foreign exchange rate changes on cash balances	(71)	110
NET INCREASE IN CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT(1)	524	2,626
CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT, BEGINNING OF YEAR(1)	14,536	14,181
CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT, END OF PERIOD(1)	$15,060	$16,807
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$132	$98
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$0	$1,294
Liabilities assumed	977	1,685
Net cash received	$977	$391
Acquisition:
Assets acquired, excluding cash and cash equivalents	$0	$196
Liabilities assumed	0	132
Net cash paid on acquisition	$0	$64
RECONCILIATION TO STATEMENT OF FINANCIAL POSITION
Cash and cash equivalents	$14,918	$16,605
Restricted cash and restricted cash equivalents (included in “Other assets”)	142	202
Total cash, cash equivalents restricted cash and restricted cash equivalents	$15,060	$16,807
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

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

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The PGIM division is comprised of the PGIM segment, the global investment management businesses of the Company (retitled from the “Investment Management division” and the “Investment Management segment” effective in the second quarter of 2018). The International Insurance division is comprised of the International Insurance segment, and the Closed Block division is comprised of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in the Company’s Corporate and Other operations. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested, excluding the Closed Block division.

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

Elimination of Gibraltar Life Reporting Lag

Prior to January 1, 2018, the Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations used a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The result of this reporting date difference was a one-month reporting lag for Gibraltar Life. As a result, the Company’s unaudited interim consolidated balance sheet as of June 30 previously included the assets and liabilities of Gibraltar Life as of May 31, and the Company’s unaudited interim consolidated income statement previously included Gibraltar Life’s results of operations for the three and six months ended May 31.

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

Equity securities, at fair value is the new title of the financial statement line item formerly titled “Equity securities, available for sale, at fair value.” As a result of the adoption of the standard, equity securities previously reported in “Other trading account asset, at fair value” were reclassified to “Equity securities, at fair value.” The retitled financial statement line item is comprised of common stock, mutual fund shares and non-redeemable preferred stock, which are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and dividend income is reported in “Net investment income” on the ex-dividend date. Prior to the adoption of the standard, for the equity securities reported in the financial statement line item formerly titled “Equity securities, available for sale, at fair value,” the associated net realized gains and losses were included in “Realized investment gains (losses), net” and the associated net unrealized gains and losses were included in “Accumulated other comprehensive income (loss)” (“AOCI”). In addition, with the adoption of the standard, the identification of OTTI for these investments is no longer needed as all of these investments are now measured at fair value with changes in fair value reported in earnings.

Other invested assets is the new title of the financial statement line item formerly titled “Other long-term investments.” Investments previously reported in “Other long-term investments” were reclassified to “Other invested assets.” The retitled financial statement line item consists of the Company’s non-coupon investments in Limited Partnerships and Limited Liability Companies (“LPs/LLCs”) (other than operating joint ventures), wholly-owned investment real estate, derivative assets and other investments. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Other income.” Prior to the adoption of the standard, the Company applied the cost method of accounting for certain LPs/LLCs interests when its partnership interest was considered minor. The standard effectively eliminated the cost method of accounting for these equity investments. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income.” The Company consolidates LPs/LLCs in certain other instances where it is deemed to exercise control, or is considered the primary beneficiary of a variable interest entity. See Note 4 for additional information about VIEs.

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

For the three months and six months ended June 30, 2018, respectively, asset management and service fee revenues included $855 million and $1,717 million of asset-based management fees, $6 million and $11 million of performance-based incentive fees, and $149 million and $308 million of other fees. For the three months and six months ended June 30, 2017, respectively, asset management and service fee revenues included $816 million and $1,612 million of asset-based management fees, $5 million and $12 million of performance-based incentive fees, and $152 million and $300 million of other fees. These fees predominantly relate to investment management activities but also include certain asset-based fees associated with insurance contracts. In accordance with the provisions of the ASU, the comparative information for the prior period was not restated and continues to be reported under the accounting standards in effect for that period.

Other ASU adopted during the six months ended June 30, 2018

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
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued this ASU to address diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities in the Statement of Cash Flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows.
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

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by increasing accumulated other comprehensive income and decreasing retained earnings, each by $1,653 million. Stranded effects unrelated to the Tax Act of 2017 are generally released from accumulated other comprehensive income when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).

ASU issued but not yet adopted as of June 30, 2018

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

January 1, 2019 using either the modified retrospective method with a cumulative effect adjustment as of the earliest period presented or the optional transition method with a cumulative effect adjustment recorded as of the beginning of the fiscal year of adoption. Early adoption is permitted.

The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. Upon adoption, we expect to apply the optional transition method and record a right-of-use asset and liability on our balance sheet related to existing operating leases. Any new lease arrangements and/or significant modifications entered into subsequent to the adoption date will be accounted for in accordance with the new standard.

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
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test in current U.S. GAAP, which measures a goodwill impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of the goodwill. Under the ASU, a goodwill impairment should be recorded for the amount by which the carrying amount of a reporting unit exceeds its fair value (capped by the total amount of goodwill allocated to the reporting unit).
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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$22,471	$2,987	$613	$24,845	$0
Obligations of U.S. states and their political subdivisions	9,548	771	40	10,279	0
Foreign government bonds	93,464	15,787	414	108,837	0
U.S. corporate public securities	79,744	4,674	2,058	82,360	(4)
U.S. corporate private securities(1)	32,171	1,269	556	32,884	(11)
Foreign corporate public securities	26,949	2,290	355	28,884	(5)
Foreign corporate private securities	24,099	622	760	23,961	0
Asset-backed securities(2)	12,860	195	24	13,031	(172)
Commercial mortgage-backed securities	13,093	58	305	12,846	0
Residential mortgage-backed securities(3)	3,149	118	43	3,224	(1)
Total fixed maturities, available-for-sale(1)	$317,548	$28,771	$5,168	$341,151	$(193)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$878	$271	$0	$1,149
Foreign corporate public securities	662	67	0	729
Foreign corporate private securities(5)	85	3	0	88
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	395	27	0	422
Total fixed maturities, held-to-maturity(5)	$2,020	$368	$0	$2,388
__________

(1)	Excludes notes with amortized cost of $3,666 million (fair value, $3,666 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $409 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,753 million (fair value, $4,754 million), which have been offset with the associated payables under a netting agreement.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$22,837	$3,647	$346	$26,138	$0
Obligations of U.S. states and their political subdivisions	9,366	1,111	6	10,471	0
Foreign government bonds	88,062	15,650	293	103,419	0
U.S. corporate public securities	81,967	8,671	414	90,224	(10)
U.S. corporate private securities(1)	31,852	2,051	169	33,734	(13)
Foreign corporate public securities	26,389	3,118	99	29,408	(5)
Foreign corporate private securities	23,322	1,242	337	24,227	0
Asset-backed securities(2)	11,965	278	10	12,233	(237)
Commercial mortgage-backed securities	13,134	238	91	13,281	0
Residential mortgage-backed securities(3)	3,491	165	11	3,645	(2)
Total fixed maturities, available-for-sale(1)	$312,385	$36,171	$1,776	$346,780	$(267)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$865	$265	$0	$1,130
Foreign corporate public securities	654	82	0	736
Foreign corporate private securities(5)	84	2	0	86
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	446	32	0	478
Total fixed maturities, held-to-maturity(5)	$2,049	$381	$0	$2,430
__________

(1)	Excludes notes with amortized cost of $2,660 million (fair value, $2,660 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,105	$125	$4,940	$488	$10,045	$613
Obligations of U.S. states and their political subdivisions	1,514	25	252	15	1,766	40
Foreign government bonds	5,039	221	2,737	193	7,776	414
U.S. corporate public securities	36,466	1,451	5,579	607	42,045	2,058
U.S. corporate private securities	14,045	382	2,242	174	16,287	556
Foreign corporate public securities	7,626	242	1,348	113	8,974	355
Foreign corporate private securities	9,568	357	3,161	403	12,729	760
Asset-backed securities	6,825	19	285	5	7,110	24
Commercial mortgage-backed securities	6,705	165	2,057	140	8,762	305
Residential mortgage-backed securities	1,149	29	292	14	1,441	43
Total	$94,042	$3,016	$22,893	$2,152	$116,935	$5,168
__________

(1)	Includes $13 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of June 30, 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,450	$28	$6,391	$318	$9,841	$346
Obligations of U.S. states and their political subdivisions	44	0	287	6	331	6
Foreign government bonds	4,417	55	2,937	238	7,354	293
U.S. corporate public securities	7,914	110	6,831	304	14,745	414
U.S. corporate private securities	4,596	76	2,009	93	6,605	169
Foreign corporate public securities	2,260	21	1,678	78	3,938	99
Foreign corporate private securities	1,213	20	5,339	317	6,552	337
Asset-backed securities	564	2	366	8	930	10
Commercial mortgage-backed securities	2,593	17	2,212	74	4,805	91
Residential mortgage-backed securities	584	4	286	7	870	11
Total	$27,635	$333	$28,336	$1,443	$55,971	$1,776
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2017.

As of June 30, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $4,639 million and $1,470 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $529 million and $306 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2018, the $2,152 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the consumer non-cyclical and utility sectors. As of December 31, 2017, the $1,443 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. government bonds, foreign government bonds and in the Company’s corporate securities within the energy, utility and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$10,769	$11,156	$7	$7
Due after one year through five years	50,932	53,917	171	176
Due after five years through ten years	63,671	66,989	572	636
Due after ten years(1)	163,074	179,988	875	1,147
Asset-backed securities	12,860	13,031	0	0
Commercial mortgage-backed securities	13,093	12,846	0	0
Residential mortgage-backed securities	3,149	3,224	395	422
Total	$317,548	$341,151	$2,020	$2,388
__________

(1)
Excludes available-for-sale notes with amortized cost of $3,666 million (fair value, $3,666 million) and held-to-maturity notes with amortized cost of $4,753 million (fair value, $4,754 million), which have been offset with the associated payables under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$9,489	$8,157	$19,074	$15,887
Proceeds from maturities/prepayments	6,553	7,546	11,779	13,420
Gross investment gains from sales and maturities	410	410	784	801
Gross investment losses from sales and maturities	(187)	(135)	(444)	(298)
OTTI recognized in earnings(2)	(58)	(46)	(97)	(100)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$23	$39	$59	$89
__________

(1)	Includes $254 million and $317 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2018 and 2017, respectively.

(2)
Excludes the portion of OTTI amounts remaining in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes $3 million and $0 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2018 and 2017, respectively.

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in millions)
Credit loss impairments:
Balance, beginning of period	$203	$319	$350	$359
New credit loss impairments	0	0	7	7
Additional credit loss impairments on securities previously impaired	0	0	0	1
Increases due to the passage of time on previously recorded credit losses	4	6	4	7
Reductions for securities which matured, paid down, prepaid or were sold during the period	(42)	(155)	(7)	(16)
Reductions for securities impaired to fair value during the period(1)	0	(4)	(11)	(14)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(3)	(2)	(3)
Balance, end of period	$163	$163	$341	$341
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$340	$340	$245	$245
Fixed maturities:
Corporate securities	13,263	13,140	13,816	14,073
Commercial mortgage-backed securities	2,390	2,350	2,294	2,311
Residential mortgage-backed securities(1)	888	867	961	966
Asset-backed securities(2)	1,470	1,493	1,363	1,392
Foreign government bonds	1,063	1,061	1,050	1,057
U.S. government authorities and agencies and obligations of U.S. states	579	619	357	410
Total fixed maturities	19,653	19,530	19,841	20,209
Equity securities	1,367	1,627	1,278	1,643
Total assets supporting experience-rated contractholder liabilities	$21,360	$21,497	$21,364	$22,097
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income,” was $(198) million and $183 million during the three months ended June 30, 2018 and 2017, respectively, and $(596) million and $229 million during the six months ended June 30, 2018 and 2017, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(80) million and $11 million during the three months ended June 30, 2018 and 2017, respectively.

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(271) million and $54 million during the six months ended June 30, 2018 and 2017, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$69,248	$81,731	$64,628	$76,311
Fixed maturities, held-to-maturity	857	1,122	844	1,103
Fixed maturities, trading	23	23	23	23
Assets supporting experience-rated contractholder liabilities	676	686	657	667
Total	$70,804	$83,562	$66,152	$78,104

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$9,646	$10,988	$9,425	$10,989
Fixed maturities, held-to-maturity	0	0	0	0
Fixed maturities, trading	0	0	0	0
Assets supporting experience-rated contractholder liabilities	15	15	15	15
Total	$9,661	$11,003	$9,440	$11,004

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2018		December 31, 2017
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$13,435	23.2%	$12,670	22.9%
Retail	8,707	15.1	8,543	15.5
Apartments/Multi-Family	16,194	28.0	15,465	28.0
Industrial	10,609	18.3	9,451	17.1
Hospitality	1,965	3.4	2,067	3.7
Other	3,784	6.5	3,888	7.0
Total commercial mortgage loans	54,694	94.5	52,084	94.2
Agricultural property loans	3,206	5.5	3,203	5.8
Total commercial mortgage and agricultural property loans by property type	57,900	100.0%	55,287	100.0%
Valuation allowance	(119)		(100)
Total net commercial mortgage and agricultural property loans by property type	57,781		55,187
Other loans:
Uncollateralized loans	666		663
Residential property loans	176		196
Other collateralized loans	4		5
Total other loans	846		864
Valuation allowance	(5)		(6)
Total net other loans	841		858
Total commercial mortgage and other loans(1)	$58,622		$56,045
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of June 30, 2018 and December 31, 2017, the net carrying value of these loans was $330 million and $593 million, respectively.

As of June 30, 2018, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (9%) and New York (8%) and included loans secured by properties in Europe (6%), Australia (1%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	June 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$97	$3	$1	$0	$5	$106
Addition to (release of) allowance for losses	19	0	0	0	(1)	18
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$116	$3	$1	$0	$4	$124

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$96	$2	$2	$0	$6	$106
Addition to (release of) allowance for losses	2	1	(1)	0	(1)	1
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$3	$1	$0	$5	$106

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$20	$0	$0	$0	$0	$20
Collectively evaluated for impairment	96	3	1	0	4	104
Total ending balance(1)	$116	$3	$1	$0	$4	$124

Recorded investment(2):
Individually evaluated for impairment	$70	$35	$0	$0	$2	$107
Collectively evaluated for impairment	54,624	3,171	176	4	664	58,639
Total ending balance(1)	$54,694	$3,206	$176	$4	$666	$58,746
__________

(1)	As of June 30, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	90	3	1	0	5	99
Total ending balance(1)	$97	$3	$1	$0	$5	$106

Recorded investment(2):
Individually evaluated for impairment	$75	$39	$0	$0	$2	$116
Collectively evaluated for impairment	52,009	3,164	196	5	661	56,035
Total ending balance(1)	$52,084	$3,203	$196	$5	$663	$56,151
__________

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	June 30, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$29,292	$520	$281	$30,093
60%-69.99%	16,737	579	155	17,471
70%-79.99%	6,047	807	11	6,865
80% or greater	60	182	23	265
Total commercial mortgage loans	$52,136	$2,088	$470	$54,694

Agricultural property loans

	June 30, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$2,955	$176	$0	$3,131
60%-69.99%	75	0	0	75
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,030	$176	$0	$3,206

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Total commercial mortgage and agricultural property loans

	June 30, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$32,247	$696	$281	$33,224
60%-69.99%	16,812	579	155	17,546
70%-79.99%	6,047	807	11	6,865
80% or greater	60	182	23	265
Total commercial mortgage and agricultural property loans	$55,166	$2,264	$470	$57,900

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$54,694	$0	$0	$0	$0	$54,694	$70
Agricultural property loans	3,190	0	0	16	16	3,206	23
Residential property loans	172	1	1	2	4	176	2
Other collateralized loans	4	0	0	0	0	4	0
Uncollateralized loans	666	0	0	0	0	666	0
Total	$58,726	$1	$1	$18	$20	$58,746	$95
 __________

(1)	As of June 30, 2018, there were no loans in this category accruing interest.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,927	$2,954
Hedge funds	1,021	803
Real estate-related	1,171	972
Subtotal equity method	5,119	4,729
Fair value:
Private equity	1,608	1,325
Hedge funds	2,307	2,419
Real estate-related	293	247
Subtotal fair value(1)	4,208	3,991
Total LPs/LLCs	9,327	8,720
Real estate held through direct ownership(2)	2,278	2,409
Derivative instruments	820	1,214
Other(3)	1,034	1,030
Total other invested assets(4)	$13,459	$13,373
_________

(1)	As of December 31, 2017, $1,572 million was accounted for using the cost method.

(2)	As of June 30, 2018 and December 31, 2017, real estate held through direct ownership had mortgage debt of $751 million and $799 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale(1)	$3,001	$2,856	$5,955	$5,651
Fixed maturities, held-to-maturity(1)	57	54	112	108
Fixed maturities, trading	30	45	61	87
Assets supporting experience-rated contractholder liabilities, at fair value	181	177	372	372
Equity securities, at fair value	59	114	94	204
Commercial mortgage and other loans	594	583	1,163	1,120
Policy loans	156	155	308	307
Other invested assets	163	248	304	580
Short-term investments and cash equivalents	82	46	154	90
Gross investment income	4,323	4,278	8,523	8,519
Less: investment expenses	(227)	(189)	(429)	(369)
Net investment income(2)	$4,096	$4,089	$8,094	$8,150
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

(2)	Prior period amounts have been reclassified to conform to current period presentation.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities(1)	$165	$229	$243	$403
Equity securities(2)	0	164	0	420
Commercial mortgage and other loans	5	14	17	28
Investment real estate	60	6	62	12
LPs/LLCs	10	(10)	16	(21)
Derivatives(3)	445	(1,496)	773	(1,507)
Other	0	1	(1)	0
Realized investment gains (losses), net	$685	$(1,092)	$1,110	$(665)
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income.”

(3)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2018	December 31, 2017
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$216	$286
Fixed maturity securities, available-for-sale—all other	23,387	34,109
Equity securities, available-for-sale(1)	0	2,027
Derivatives designated as cash flow hedges(2)	99	(39)
Other investments(3)	(9)	15
Net unrealized gains (losses) on investments	$23,693	$36,398
__________

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Other income.”

(2)	For more information on cash flow hedges, see Note 5.

(3)
As of June 30, 2018, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	June 30, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,394	$775	$9,169	$911	$7,349	$8,260
U.S. corporate public securities	20	0	20	1	0	1
Foreign corporate public securities	0	0	0	0	0	0
Residential mortgage-backed securities	351	0	351	0	139	139
Equity securities	0	0	0	0	0	0
Total securities sold under agreements to repurchase(1)	$8,765	$775	$9,540	$912	$7,488	$8,400
__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$142	$161	$303	$87	$35	$122
Obligations of U.S. states and their political subdivisions	139	0	139	103	0	103
Foreign government bonds	368	0	368	335	0	335
U.S. corporate public securities	2,749	0	2,749	2,961	0	2,961
Foreign corporate public securities	612	0	612	655	0	655
Residential mortgage-backed securities	0	0	0	0	0	0
Equity securities	136	0	136	178	0	178
Total cash collateral for loaned securities(1)	$4,146	$161	$4,307	$4,319	$35	$4,354
__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

	Consolidated VIEs for which the Company is the Investment Manager(1)(2)		Other Consolidated VIEs(1)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Fixed maturities, available-for-sale	$75	$69	$279	$275
Fixed maturities, held-to-maturity	85	83	824	810
Fixed maturities, trading	1,071	1,623	0	0
Assets supporting experience-rated contractholder liabilities	0	0	9	9
Equity securities	38	28	0	0
Commercial mortgage and other loans	652	617	0	0
Other invested assets	1,316	1,390	84	97
Cash and cash equivalents	130	164	0	0
Accrued investment income	5	7	4	4
Other assets	445	440	141	150
Total assets of consolidated VIEs	$3,817	$4,421	$1,341	$1,345
Other liabilities	$288	$433	$8	$0
Notes issued by consolidated VIEs(3)	937	1,518	0	0
Total liabilities of consolidated VIEs	$1,225	$1,951	$8	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 __________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for additional information.

(2)
Total assets of consolidated VIEs reflect $1,796 million and $1,716 million as of June 30, 2018 and December 31, 2017, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(3)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2018 and December 31, 2017, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $858 million and $1,013 million at June 30, 2018 and December 31, 2017, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in LPs/LLCs, which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $9,327 million and $8,720 million as of June 30, 2018 and December 31, 2017, respectively.

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

•	Other contracts: to-be-announced (“TBA”) forward contracts, loan commitments, embedded derivatives and synthetic guaranteed investment contracts (“GICs”).

For detailed information on these contracts and the related strategies, see Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and non-performance risk (“NPR”). This netting impact results in total derivative assets of $812 million and $1,205 million as of June 30, 2018 and December 31, 2017, respectively, and total derivative liabilities of $676 million and $643 million as of June 30, 2018 and December 31, 2017, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2018			December 31, 2017
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,925	$155	$(74)	$3,204	$271	$(88)
Foreign Currency
Foreign Currency Forwards	574	8	0	545	0	(8)
Currency/Interest Rate
Foreign Currency Swaps	19,272	946	(645)	17,732	766	(735)
Total Qualifying Hedges	$22,771	$1,109	$(719)	$21,481	$1,037	$(831)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$150,392	$5,891	$(3,856)	$158,552	$7,958	$(3,509)
Interest Rate Futures	18,311	2	(2)	23,792	25	(1)
Interest Rate Options	22,424	170	(259)	18,456	167	(203)
Interest Rate Forwards	2,628	10	0	1,498	6	(2)
Foreign Currency
Foreign Currency Forwards	23,197	284	(182)	23,905	164	(254)
Foreign Currency Options	46	0	0	59	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,537	740	(449)	13,777	822	(414)
Credit
Credit Default Swaps	1,390	18	(6)	1,314	21	(5)
Equity
Equity Futures	1,031	1	(9)	710	2	(2)
Equity Options	53,838	535	(534)	36,007	588	(364)
Total Return Swaps	19,712	254	(197)	15,558	17	(369)
Other
Other (2)	504	0	0	0	0	0
Synthetic GICs	77,495	2	0	77,290	0	(1)
Total Non-Qualifying Derivatives	$384,505	$7,907	$(5,494)	$370,918	$9,770	$(5,124)
Total Derivatives(1)	$407,276	$9,016	$(6,213)	$392,399	$10,807	$(5,955)
__________

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $6,651 million and $8,748 million as of June 30, 2018 and December 31, 2017, respectively, primarily included in “Future policy benefits.”

(2)	“Other” primarily includes derivative contracts used to balance the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gain/loss is capped at the notional amount.

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

	June 30, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$8,933	$(8,204)	$729	$(457)	$272
Securities purchased under agreement to resell	2,339	0	2,339	(2,339)	0
Total assets	$11,272	$(8,204)	$3,068	$(2,796)	$272
Offsetting of Financial Liabilities:
Derivatives(1)	$6,205	$(5,537)	$668	$(452)	$216
Securities sold under agreement to repurchase	9,540	0	9,540	(9,540)	0
Total liabilities	$15,745	$(5,537)	$10,208	$(9,992)	$216

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,710	$(9,600)	$1,110	$(625)	$485
Securities purchased under agreement to resell	240	0	240	(240)	0
Total assets	$10,950	$(9,600)	$1,350	$(865)	$485
Offsetting of Financial Liabilities:
Derivatives(1)	$5,948	$(5,312)	$636	$(588)	$48
Securities sold under agreement to repurchase	8,400	0	8,400	(8,400)	0
Total liabilities	$14,348	$(5,312)	$9,036	$(8,988)	$48
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$5	$(2)	$0	$0	$(28)	$0
Currency	1	0	0	0	0	0
Total fair value hedges	6	(2)	0	0	(28)	0
Cash flow hedges
Interest Rate	0	0	0	0	0	(1)
Currency	0	0	0	0	0	18
Currency/Interest Rate	0	52	209	0	0	704
Total cash flow hedges	0	52	209	0	0	721
Net investment hedges
Currency	2	0	0	0	0	5
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	2	0	0	0	0	5
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(432)	0	0	0	0	0
Currency	(130)	0	(1)	0	0	0
Currency/Interest Rate	606	0	2	0	0	0
Credit	(1)	0	0	0	0	0
Equity	(258)	0	0	0	0	0
Other	(1)	0	0	0	0	0
Embedded Derivatives	658	0	0	0	0	0
Total non-qualifying hedges	442	0	1	0	0	0
Total	$450	$50	$210	$0	$(28)	$726

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$22	$(6)	$0	$0	$(111)	$0
Currency	3	0	0	0	0	0
Total fair value hedges	25	(6)	0	0	(111)	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	6
Currency	0	0	0	0	0	9
Currency/Interest Rate	0	100	118	0	0	123
Total cash flow hedges	0	100	118	(1)	0	138
Net investment hedges
Currency	0	0	0	0	0	3
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	3
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,947)	0	0	0	0	0
Currency	279	0	0	0	0	0
Currency/Interest Rate	52	0	1	0	0	0
Credit	(5)	0	0	0	0	0
Equity	(248)	0	0	0	0	0
Other	(1)	0	0	0	0	0
Embedded Derivatives	2,637	0	0	0	0	0
Total non-qualifying hedges	767	0	1	0	0	0
Total	$792	$94	$119	$(1)	$(111)	$141

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$0	$(5)	$0	$0	$0	$0
Currency	(5)	0	0	0	0	0
Total fair value hedges	(5)	(5)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	1
Currency/Interest Rate	0	49	(125)	0	0	(340)
Total cash flow hedges	0	49	(125)	(1)	0	(339)
Net investment hedges
Currency	0	0	0	0	0	(3)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(3)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,110	0	0	0	0	0
Currency	(46)	0	(2)	0	0	0
Currency/Interest Rate	(53)	0	0	0	0	0
Credit	6	0	0	0	0	0
Equity	(453)	0	0	0	0	0
Other	0	0	0	0	0	0
Embedded Derivatives	(2,059)	0	0	0	0	0
Total non-qualifying hedges	(1,495)	0	(2)	0	0	0
Total	$(1,500)	$44	$(127)	$(1)	$0	$(342)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

_

	Six Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$7	$(11)	$0	$0	$0	$0
Currency	(2)	0	0	0	0	0
Total fair value hedges	5	(11)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	4
Currency/Interest Rate	0	93	(164)	0	0	(540)
Total cash flow hedges	0	93	(164)	(1)	0	(536)
Net investment hedges
Currency	0	0	0	0	0	(7)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(7)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	964	0	0	0	0	0
Currency	(8)	0	(1)	0	0	0
Currency/Interest Rate	(141)	0	(2)	0	0	0
Credit	16	0	0	0	0	0
Equity	(1,157)	0	0	0	0	0
Other	0	0	0	0	0	0
Embedded Derivatives	(1,182)	0	0	0	0	0
Total non-qualifying hedges	(1,508)	0	(3)	0	0	0
Total	$(1,503)	$82	$(167)	$(1)	$0	$(543)
_________

(1)	Amounts deferred in AOCI.

For the six months ended June 30, 2018, the ineffective portion of derivatives accounted for using hedge accounting was a loss of $12 million and for the six months ended June 30, 2017, the ineffective portion of derivatives accounted for using hedge accounting was de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2017	$(39)
Net deferred gains/(losses) on cash flow hedges from January 1 to June 30, 2018	385
Amount reclassified into current period earnings	(247)
Balance, June 30, 2018	$99

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2018 values, it is estimated that a pre-tax gain of approximately $194 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2019, offset by amounts pertaining to the hedged items.

The Company’s exposure from the qualifying cash flow hedges reflects variability of future cash flows in foreign currency amounts related to both the forecasted transactions and the receipt or payment of interest on existing financial instruments. As of June 30, 2018, the maximum length of time over which these cash flow hedges are outstanding were 5 years and 40 years respectively.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $529 million and $526 million as of June 30, 2018 and December 31, 2017, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $110 million and $114 million as of June 30, 2018 and December 31, 2017, respectively. These credit derivatives are reported at fair value as an asset of $1 million and $2 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the notional amount of these credit derivatives had the following NAIC ratings: $37 million in NAIC 1; $62 million in NAIC 2; $5 million in NAIC 3; $1 million in NAIC 4; $1 million in NAIC 5; and $4 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $1,135 million and $1,022 million as of June 30, 2018 and December 31, 2017, respectively. These credit derivatives are reported at fair value as an asset of $14 million and $18 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the notional amount of these credit derivatives had the following NAIC ratings: $50 million in NAIC 1; $970 million in NAIC 3; and $115 million NAIC 6. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 3 years, while the credit protection on the index references have maturities of less than 29 years.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2018 and December 31, 2017, the Company had $145 million and $178 million of outstanding notional amounts reported at fair value as a liability of $2 million and $5 million, respectively.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and over-the-counter (“OTC”) parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

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

As of June 30, 2018, there were no net liability derivative positions with counterparties with credit risk-related contingent features; as such, all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$24,778	$67	$	$24,845
Obligations of U.S. states and their political subdivisions	0	10,274	5		10,279
Foreign government bonds	0	108,700	137		108,837
U.S. corporate public securities	0	82,244	116		82,360
U.S. corporate private securities(2)	0	31,067	1,817		32,884
Foreign corporate public securities	0	28,819	65		28,884
Foreign corporate private securities	0	23,268	693		23,961
Asset-backed securities(3)	0	11,742	1,289		13,031
Commercial mortgage-backed securities	0	12,562	284		12,846
Residential mortgage-backed securities	0	3,133	91		3,224
Subtotal	0	336,587	4,564		341,151
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	420	0		420
Obligations of U.S. states and their political subdivisions	0	199	0		199
Foreign government bonds	0	840	221		1,061
Corporate securities	0	12,652	488		13,140
Asset-backed securities(3)	0	1,386	107		1,493
Commercial mortgage-backed securities	0	2,350	0		2,350
Residential mortgage-backed securities	0	867	0		867
Equity securities	1,356	267	4		1,627
All other(5)	0	39	5		44
Subtotal	1,356	19,020	825		21,201
Fixed maturities trading	0	2,743	173		2,916
Equity securities	5,617	654	783		7,054
Commercial mortgage and other loans	0	330	0		330
Other invested assets(6)	3	9,009	122	(8,204)	930
Short-term investments	2,342	1,789	1		4,132
Cash equivalents	1,141	4,423	2		5,566
Other assets	0	3	0		3
Separate account assets(7)(8)	43,335	228,246	1,816		273,397
Total assets	$53,794	$602,804	$8,286	$(8,204)	$656,680
Future policy benefits(9)	$0	$0	$6,585	$	$6,585
Other liabilities	15	6,204	60	(5,537)	742
Notes issued by consolidated VIEs	0	0	609		609
Total liabilities	$15	$6,204	$7,254	$(5,537)	$7,936

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,086	$52	$	$26,138
Obligations of U.S. states and their political subdivisions	0	10,466	5		10,471
Foreign government bonds	0	103,271	148		103,419
U.S. corporate public securities	0	90,115	109		90,224
U.S. corporate private securities(2)	0	31,845	1,889		33,734
Foreign corporate public securities	0	29,329	79		29,408
Foreign corporate private securities	0	23,528	699		24,227
Asset-backed securities(3)	0	5,629	6,604		12,233
Commercial mortgage-backed securities	0	13,268	13		13,281
Residential mortgage-backed securities	0	3,547	98		3,645
Subtotal	0	337,084	9,696		346,780
Assets supporting experience-rated contractholder liabilities(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	201	0		201
Obligations of U.S. states and their political subdivisions	0	208	0		208
Foreign government bonds	0	834	223		1,057
Corporate securities	0	13,611	462		14,073
Asset-backed securities(3)	0	670	722		1,392
Commercial mortgage-backed securities	0	2,311	0		2,311
Residential mortgage-backed securities	0	965	1		966
Equity securities	1,381	258	4		1,643
All other(5)	25	105	7		137
Subtotal	1,406	19,163	1,419		21,988
Fixed maturities trading(4)	0	3,351	156		3,507
Equity securities(4)	5,978	556	795		7,329
Commercial mortgage and other loans	0	593	0		593
Other invested assets(4)(6)	32	10,768	137	(9,600)	1,337
Short-term investments(4)	3,931	1,850	8		5,789
Cash equivalents(4)	1,900	6,398	0		8,298
Other assets	0	1	13		14
Separate account assets(7)(8)	45,397	232,874	2,122		280,393
Total assets	$58,644	$612,638	$14,346	$(9,600)	$676,028
Future policy benefits(9)	$0	$0	$8,720	$	$8,720
Other liabilities	4	5,946	50	(5,312)	688
Notes issued by consolidated VIEs	0	0	1,196		1,196
Total liabilities	$4	$5,946	$9,966	$(5,312)	$10,604
__________

(1)
“Netting” amounts represent cash collateral of $2,667 million and $4,288 million as of June 30, 2018 and December 31, 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with both fair value and carrying amount of $3,666 million and $2,660 million, as of June 30, 2018 and December 31, 2017, respectively, which have been offset with the associated payables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At June 30, 2018 and December 31, 2017, the fair values of such investments were $4,208 million and $1,969 million respectively.

(7)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. At June 30, 2018 and December 31, 2017, the fair value of such investments was $25,261 million and $26,224 million, respectively.

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

(9)
As of June 30, 2018, the net embedded derivative liability position of $6.6 billion includes $1.0 billion of embedded derivatives in an asset position and $7.6 billion of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $8.7 billion includes $0.9 billion of embedded derivatives in an asset position and $9.6 billion of embedded derivatives in a liability position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Transferred from Level 1 to Level 2	$10	$17	$180	$63
Transferred from Level 2 to Level 1	$3	$27	$10	$83

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,359	Discounted cash flow	Discount rate	0.63%	-	20.82%	7.20%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X		8.0X	6.6X	Increase
		Liquidation	Liquidation value	6.40%	-	17.80%	15.24%	Increase
Separate account assets-commercial mortgage loans(4)	$790	Discounted cash flow	Spread	1.05%	-	2.73%	1.15%	Decrease
Liabilities:
Future policy benefits(5)	$6,585	Discounted cash flow	Lapse rate(6)	1%	-	13%		Decrease
			Spread over LIBOR(7)	0.19%	-	1.28%		Decrease
			Utilization rate(8)	54%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	15%		Decrease
			Equity volatility curve	15%	-	22%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,352	Discounted cash flow	Discount rate	0.65%	-	22%	7.20%	Decrease
		Market comparables	EBITDA multiples(3)	7.4X	-	7.4X	7.4X	Increase
		Liquidation	Liquidation value	13.10%	-	25.00%	14.68%	Increase
Separate account assets-commercial mortgage loans(4)	$821	Discounted cash flow	Spread	1.08%	-	2.78%	1.20%	Decrease
Liabilities:
Future policy benefits(5)	$8,720	Discounted cash flow	Lapse rate(6)	1%	-	12%		Decrease
			Spread over LIBOR(7)	0.12%	-	1.10%		Decrease
			Utilization rate(8)	52%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	14%		Decrease
			Equity volatility curve	13%	-	24%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Changes in Level 3 Assets and Liabilities—The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter. For the three months ended June 30, 2018, $5,078 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs have increased. For further information on valuation processes, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended June 30, 2018
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$59	$5	$128	$2,735	$6,899
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(20)	1
Included in other comprehensive income (loss)	0	0	(2)	(11)	(12)
Net investment income	0	0	0	2	2
Purchases	8	0	0	257	441
Sales	0	0	0	(3)	(278)
Issuances	0	0	0	0	0
Settlements	0	0	0	(286)	(668)
Foreign currency translation	0	0	(4)	(9)	(25)
Other(6)	0	0	0	(22)	1
Transfers into Level 3(7)	0	0	15	69	62
Transfers out of Level 3(7)	0	0	0	(21)	(4,759)
Fair Value, end of period	$67	$5	$137	$2,691	$1,664
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(21)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Assets Supporting Experience-Rated Contractholder Liabilities
	Foreign government	Corporate securities(2)	Structured securities(3)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$220	$468	$664	$5	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	2	(11)	(2)	0	0
Net investment income	2	1	0	0	0
Purchases	0	41	16	0	24
Sales	0	0	0	(1)	0
Issuances	0	0	0	0	0
Settlements	(3)	(51)	(129)	0	(26)
Foreign currency translation	0	0	0	0	0
Other(6)	0	0	0	0	0
Transfers into Level 3(7)	0	40	5	0	0
Transfers out of Level 3(7)	0	0	(447)	0	0
Fair Value, end of period	$221	$488	$107	$4	$5
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$2	$(10)	$(1)	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Fixed maturities trading	Equity securities	Other invested assets	Short-term investments	Cash equivalents
	(in millions)
Fair Value, beginning of period	$204	$785	$144	$10	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	(4)	0	0
Other income	4	(12)	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	9	35	0	8	9
Sales	(38)	(15)	(12)	0	0
Issuances	0	0	0	0	0
Settlements	(3)	(2)	0	(14)	(7)
Foreign currency translation	(2)	(15)	0	(1)	0
Other(6)	0	4	(6)	(2)	0
Transfers into Level 3(7)	1	3	0	0	0
Transfers out of Level 3(7)	(3)	0	0	0	0
Fair Value, end of period	$173	$783	$122	$1	$2
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(3)	$0	$0
Other income	$0	$(15)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Other assets	Separate account assets(4)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$0	$2,360	$(6,981)	$(56)	$(612)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	683	(18)	3
Other Income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	22	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	253	0	8	0
Sales	0	(14)	0	0	0
Issuances	0	0	(287)	0	0
Settlements	0	(140)	0	6	0
Foreign currency translation	0	0	0	0	0
Other(6)	0	0	0	0	0
Transfers into Level 3(7)	0	29	0	0	0
Transfers out of Level 3(7)	0	(694)	0	0	0
Fair Value, end of period	$0	$1,816	$(6,585)	$(60)	$(609)
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$612	$(18)	$3
Other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$21	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018(1)
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$52	$5	$148	$2,776	$6,716
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(27)	14
Included in other comprehensive income (loss)	0	0	(2)	5	(42)
Net investment income	0	0	0	4	4
Purchases	15	0	0	375	1,988
Sales	0	0	0	(4)	(344)
Issuances	0	0	0	0	0
Settlements	0	0	0	(455)	(1,317)
Foreign currency translation	0	0	(3)	3	1
Other(6)	0	0	0	(22)	5
Transfers into Level 3(7)	0	0	20	129	1,133
Transfers out of Level 3(7)	0	0	(26)	(93)	(6,494)
Fair Value, end of period	$67	$5	$137	$2,691	$1,664
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(30)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018(1)
	Assets Supporting Experience-Rated Contractholder Liabilities
	Foreign government	Corporate securities(2)	Structured securities(3)	Equity securities	All other activity
	(in millions)
Fair Value, beginning of period	$223	$462	$722	$4	$7
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0	0
Other income	(2)	(10)	(2)	1	0
Net investment income	3	1	0	0	0
Purchases	0	65	19	0	43
Sales	0	0	0	(1)	0
Issuances	0	0	0	0	0
Settlements	(3)	(69)	(142)	0	(45)
Foreign currency translation	0	0	0	0	0
Other(6)	0	0	0	0	0
Transfers into Level 3(7)	0	40	33	0	0
Transfers out of Level 3(7)	0	(1)	(523)	0	0
Fair Value, end of period	$221	$488	$107	$4	$5
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Other income	$(2)	$(9)	$(1)	$1	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018(1)
	Fixed maturities trading	Equity securities	Other invested assets	Short-term investments	Cash equivalents
	(in millions)
Fair Value, beginning of period	$156	$795	$137	$8	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	0	4	(1)	0
Other income	2	2	0	0	0
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	49	42	1	22	9
Sales	(42)	(32)	(12)	0	0
Issuances	0	0	0	0	0
Settlements	(3)	(39)	0	(26)	(7)
Foreign currency translation	3	6	0	0	0
Other(6)	0	9	(8)	(2)	0
Transfers into Level 3(7)	12	3	0	0	0
Transfers out of Level 3(7)	(5)	(3)	0	0	0
Fair Value, end of period	$173	$783	$122	$1	$2
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$2	$(1)	$0
Other income	$4	$(1)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018(1)
	Other assets	Separate account assets(4)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$13	$2,122	$(8,720)	$(50)	$(1,196)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(13)	0	2,709	(37)	0
Other Income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	(11)	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	490	0	18	0
Sales	0	(22)	0	0	0
Issuances	0	0	(574)	0	0
Settlements	0	(261)	0	8	0
Foreign currency translation	0	0	0	0	0
Other(6)	0	0	0	1	587
Transfers into Level 3(7)	0	224	0	0	0
Transfers out of Level 3(7)	0	(726)	0	0	0
Fair Value, end of period	$0	$1,816	$(6,585)	$(60)	$(609)
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$(13)	$0	$2,529	$(36)	$0
Other income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$(5)	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$10	$5	$136	$2,111	$5,911
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(17)	57
Included in other comprehensive income (loss)	0	0	2	(16)	(13)
Net investment income	0	0	0	2	2
Purchases	22	0	(1)	88	1,659
Sales	0	0	0	(3)	(385)
Issuances	0	0	0	0	0
Settlements	0	0	0	(388)	(994)
Foreign currency translation	0	0	(4)	0	13
Other(6)	0	0	0	0	0
Transfers into Level 3(7)	0	0	11	28	998
Transfers out of Level 3(7)	0	0	(1)	(143)	(504)
Fair Value, end of period	$32	$5	$143	$1,662	$6,744
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(31)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Assets Supporting Experience-Rated Contractholder Liabilities(5)
	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$227	$174	$676
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Other income	1	(1)	2
Net investment income	2	1	1
Purchases	0	28	28
Sales	0	0	(9)
Issuances	0	0	0
Settlements	(2)	(55)	(113)
Foreign currency translation	0	0	0
Other(6)	0	0	0
Transfers into Level 3(7)	0	1	165
Transfers out of Level 3(7)	0	0	(129)
Fair Value, end of period	$228	$148	$621
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$2	$(2)	$2

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Fixed maturities trading(5)	Equity securities(5)	Other invested assets (5)	Short-term investments	Cash equivalents
	(in millions)
Fair Value, beginning of period	$106	$811	$79	$1	$6
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	4	(1)	0	0
Other income	5	(1)	0	0	0
Included in other comprehensive income (loss)	0	(2)	0	0	0
Net investment income	0	0	0	0	0
Purchases	16	10	0	0	0
Sales	(7)	(6)	0	0	0
Issuances	0	0	0	0	0
Settlements	(2)	(1)	0	0	(6)
Foreign currency translation	2	5	0	0	0
Other(6)	3	(4)	(1)	0	(4)
Transfers into Level 3(7)	1	0	0	1	4
Transfers out of Level 3(7)	(27)	0	0	0	0
Fair Value, end of period	$97	$816	$77	$2	$0
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$3	$(2)	$0	$0
Other income	$4	$12	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Other assets	Separate account assets(4)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$0	$1,975	$(7,640)	$(27)	$(1,854)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	30	0	(2,112)	(6)	1
Other Income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	22	0	0	0
Net investment income	0	1	0	0	0
Purchases	9	383	0	0	0
Sales	0	(68)	0	0	0
Issuances	0	0	(279)	0	0
Settlements	0	(175)	0	(1)	0
Foreign currency translation	0	0	0	0	0
Other(6)	0	0	0	0	0
Transfers into Level 3(7)	0	63	0	0	0
Transfers out of Level 3(7)	0	(94)	0	0	0
Fair Value, end of period	$39	$2,107	$(10,031)	$(34)	$(1,853)
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$30	$0	$(2,173)	$(4)	$1
Other Income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$16	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Fixed Maturities Available-For-Sale
	U.S. government	U.S. states	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$0	$5	$124	$2,173	$4,555
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	27	59
Included in other comprehensive income (loss)	0	0	2	(3)	(13)
Net investment income	0	0	0	11	5
Purchases	22	0	0	122	2,441
Sales	0	0	0	(144)	(395)
Issuances	0	0	0	0	0
Settlements	0	0	0	(447)	(1,414)
Foreign currency translation	0	0	1	9	25
Other(6)	10	0	0	(10)	(1)
Transfers into Level 3(7)	0	0	18	126	2,645
Transfers out of Level 3(7)	0	0	(2)	(202)	(1,163)
Fair Value, end of period	$32	$5	$143	$1,662	$6,744
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(40)	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Assets Supporting Experience-Rated Contractholder Liabilities(5)
	Foreign government	Corporate securities(2)	Structured securities(3)
	(in millions)
Fair Value, beginning of period	$227	$154	$290
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Other income	0	3	2
Net investment income	3	1	1
Purchases	0	59	218
Sales	0	(2)	(9)
Issuances	0	0	0
Settlements	(2)	(85)	(121)
Foreign currency translation	0	0	0
Other(6)	0	0	0
Transfers into Level 3(7)	0	22	398
Transfers out of Level 3(7)	0	(4)	(158)
Fair Value, end of period	$228	$148	$621
Unrealized gains (losses) for assets still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Other income	$0	$0	$2

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Fixed maturities trading(5)	Equity securities(5)	Other invested assets (5)	Short-term investments	Cash equivalents
	(in millions)
Fair Value, beginning of period	$76	$752	$8	$1	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	4	(1)	0	0
Other income	4	20	0	0	0
Included in other comprehensive income (loss)	0	9	0	0	0
Net investment income	0	0	0	0	2
Purchases	31	32	0	0	0
Sales	(8)	(34)	0	0	0
Issuances	0	0	0	0	0
Settlements	(12)	(7)	0	0	(6)
Foreign currency translation	3	14	0	0	0
Other(6)	4	(4)	70	0	0
Transfers into Level 3(7)	27	31	0	1	4
Transfers out of Level 3(7)	(28)	(1)	0	0	0
Fair Value, end of period	$97	$816	$77	$2	$0
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$0	$3	$(5)	$0	$0
Other income	$5	$33	$0	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Other assets	Separate account assets(4)	Future policy benefits	Other liabilities	Notes issued by consolidated VIEs
	(in millions)
Fair Value, beginning of period	$0	$1,849	$(8,238)	$(22)	$(1,839)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	22	0	(1,237)	(12)	(14)
Other Income	0	0	0	0	0
Interest credited to policyholders’ account balances	0	46	0	0	0
Net investment income	0	1	0	0	0
Purchases	17	538	0	0	0
Sales	0	(72)	0	0	0
Issuances	0	0	(554)	0	0
Settlements	0	(381)	0	0	0
Foreign currency translation	0	0	(2)	0	0
Other(6)	0	0	0	0	0
Transfers into Level 3(7)	0	254	0	0	0
Transfers out of Level 3(7)	0	(128)	0	0	0
Fair Value, end of period	$39	$2,107	$(10,031)	$(34)	$(1,853)
Unrealized gains (losses) for assets/liabilities still held(8):
Included in earnings:
Realized investment gains (losses), net	$22	$0	$(1,365)	$(12)	$(14)
Other Income	$0	$0	$0	$0	$0
Interest credited to policyholders’ account balances	$0	$40	$0	$0	$0
__________

(1)	Current period amounts include one additional month of activity related to the elimination of Gibraltar Life’s reporting lag.

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

(6)
Other, for the period ended June 30, 2018, primarily represents deconsolidation of a VIE and reclassifications of certain assets between reporting categories. Other, for the period ended June 30, 2017, primarily represents consolidations of VIE and reclassifications of certain assets between reporting categories.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$2	$6,225	$2	$	$6,229
Currency	0	293	0		293
Credit	0	18	0		18
Currency/Interest Rate	0	1,686	0		1,686
Equity	1	787	2		790
Other	0	0	0		0
Netting(1)				(8,204)	(8,204)
Total derivative assets	$3	$9,009	$4	$(8,204)	$812
Derivative Liabilities:
Interest Rate	$2	$4,189	$0	$	$4,191
Currency	0	181	0		181
Credit	0	6	0		6
Currency/Interest Rate	0	1,095	0		1,095
Equity	9	731	0		740
Other	0	0	0		0
Netting(1)				(5,537)	(5,537)
Total derivative liabilities	$11	$6,202	$0	$(5,537)	$676

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$25	$8,399	$0	$	$8,424
Currency	0	165	0		165
Credit	0	21	0		21
Currency/Interest Rate	0	1,588	0		1,588
Equity	2	595	10		607
Other	0	0	0		0
Netting(1)				(9,600)	(9,600)
Total derivative assets	$27	$10,768	$10	$(9,600)	$1,205
Derivative Liabilities:
Interest Rate	$1	$3,800	$3	$	$3,804
Currency	0	262	0		262
Credit	0	5	0		5
Currency/Interest Rate	0	1,149	0		1,149
Equity	2	733	0		735
Other	0	0	0		0
Netting(1)				(5,312)	(5,312)
Total derivative liabilities	$3	$5,949	$3	$(5,312)	$643
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Net Derivative- Equity	Net Derivative- Interest Rate	Net Derivative- Equity	Net Derivative- Interest Rate
	(in millions)
Fair Value, beginning of period	$6	$6	$10	$(3)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(4)	1	5
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Foreign currency translation	0	0	0	0
Other(1)	(4)	0	(9)	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$2	$2	$2	$2
Unrealized gains (losses) for assets still held:
Included in earnings:
Realized investment gains (losses), net	$0	$4	$0	$5
Other income	$0	$0	$0	$0

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Net Derivative- Equity	Net Derivative- Interest Rate	Net Derivative- Equity	Net Derivative- Interest Rate
	(in millions)
Fair Value, beginning of period	$0	$3	$0	$4
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	(1)
Other income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0
Other	0	0	0	0
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	0	0	0
Fair Value, end of period	$0	$3	$0	$3
Unrealized gains (losses) for assets still held:
Included in earnings:
Realized investment gains (losses), net	$0	$(1)	$0	$(1)
Other income	$0	$0	$0	$0
__________

(1)	Represents conversion of warrants to equity shares.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

Nonrecurring Fair Value Measurements—The following table represents information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$(13)	$0	$(13)	$0
Mortgage servicing rights(2)	$2	$4	$4	$6
Cost method investments(3)	$0	$(7)	$0	$(17)

	June 30, 2018	December 31, 2017
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$51	$64
Mortgage servicing rights(2)	$68	$60
Cost method investments(3)	$0	$150
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

(3)
Due to the adoption of ASU 2016-01 effective January 1, 2018, LPs/LLCs (formerly accounted for under the cost method) are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, these assets are no longer reported in this table because they are no longer carried at fair value on a non-recurring basis.

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Assets:
Other invested assets(2):
Changes in fair value	$0	$23	$0	$77
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(3)	$(1)	$0	$14

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Commercial mortgage and other loans:
Interest income	$4	$3	$6	$5
Notes issued by consolidated VIEs:
Interest expense	$9	$22	$18	$44

	June 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$330	$593
Aggregate contractual principal as of period end	$327	$582
Other invested assets(2):
Fair value as of period end	$0	$1,945
Notes issued by consolidated VIEs:
Fair value as of period end	$609	$1,196
Aggregate contractual principal as of period end	$632	$1,233
__________

(1)	As of June 30, 2018, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

(2)	Effective January 1, 2018, LPs/LLCs are reported at fair value due to adoption of ASU 2016-01, which in prior period were reported at fair value option. See Note 2 for details.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,481	$907	$2,388	$2,020
Assets supporting experience-rated contractholders liabilities	111	185	0	296	296
Commercial mortgage and other loans	0	128	57,928	58,056	58,292
Policy loans	0	0	11,935	11,935	11,935
Other invested assets	0	49	0	49	49
Short-term investments	1,573	23	0	1,596	1,596
Cash and cash equivalents	7,189	2,163	0	9,352	9,352
Accrued investment income	0	3,235	0	3,235	3,235
Other assets	143	2,538	551	3,232	3,232
Total assets	$9,016	$9,802	$71,321	$90,139	$90,007
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,938	$66,840	$98,778	$99,783
Securities sold under agreements to repurchase	0	9,540	0	9,540	9,540
Cash collateral for loaned securities	0	4,307	0	4,307	4,307
Short-term debt	0	2,047	41	2,088	2,056
Long-term debt(5)	1,310	14,852	1,822	17,984	16,732
Notes issued by consolidated VIEs	0	0	328	328	328
Other liabilities	0	6,359	579	6,938	6,938
Separate account liabilities—investment contracts	0	72,450	26,148	98,598	98,598
Total liabilities	$1,310	$141,493	$95,758	$238,561	$238,282

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,484	$946	$2,430	$2,049
Assets supporting experience-rated contractholders liabilities(4)	58	51	0	109	109
Commercial mortgage and other loans	0	129	56,619	56,748	55,452
Policy loans	1	0	11,890	11,891	11,891
Short-term investments	989	22	0	1,011	1,011
Cash and cash equivalents	5,997	195	0	6,192	6,192
Accrued investment income	0	3,325	0	3,325	3,325
Other assets	45	2,385	685	3,115	3,115
Total assets	$7,090	$7,591	$70,140	$84,821	$83,144
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,045	$67,141	$100,186	$99,948
Securities sold under agreements to repurchase	0	8,400	0	8,400	8,400
Cash collateral for loaned securities	0	4,354	0	4,354	4,354
Short-term debt	0	1,384	0	1,384	1,380
Long-term debt(5)	1,296	16,369	2,095	19,760	17,172
Notes issued by consolidated VIEs	0	0	322	322	322
Other liabilities	0	6,002	715	6,717	6,717
Separate account liabilities—investment contracts	0	71,336	30,490	101,826	101,826
Total liabilities	$1,296	$140,890	$100,763	$242,949	$240,119
__________

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $1,795 million and $1,571 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, as of June 30, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

(2)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(3)
As of June 30, 2018, excludes notes with fair value and carrying amount of $4,754 million and $4,753 million, respectively. As of December 31, 2017, excludes notes with fair value and carrying amount of $4,913 million and $4,627 million, respectively. These amounts have been offset with the associated payables under a netting agreement.

(4)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(5)
As of June 30, 2018, includes notes with fair value and carrying amount of $8,420 million and $8,419 million, respectively. As of December 31, 2017, includes notes with fair value and carrying amount of $7,577 million and $7,287 million, respectively. These amounts have been offset with the associated receivables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2018 and December 31, 2017, the Company recognized a policyholder dividend obligation of $2,685 million and $1,790 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1,170 million and $3,656 million at June 30, 2018 and December 31, 2017, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Closed Block liabilities
Future policy benefits	$48,518	$48,870
Policyholders’ dividends payable	835	829
Policyholders’ dividend obligation	3,855	5,446
Policyholders’ account balances	5,097	5,146
Other Closed Block liabilities	4,712	5,070
Total Closed Block liabilities	63,017	65,361
Closed Block assets
Fixed maturities, available-for-sale, at fair value	39,170	41,043
Fixed maturities, trading, at fair value(1)	190	339
Equity securities, at fair value(1)	2,149	2,340
Commercial mortgage and other loans	8,898	9,017
Policy loans	4,469	4,543
Other invested assets(1)	3,335	3,159
Short-term investments	364	632
Total investments	58,575	61,073
Cash and cash equivalents	803	789
Accrued investment income	469	474
Other Closed Block assets	424	249
Total Closed Block assets	60,271	62,585
Excess of reported Closed Block liabilities over Closed Block assets	2,746	2,776
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	1,132	3,627
Allocated to policyholder dividend obligation	(1,170)	(3,656)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,708	$2,747
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2018
(in millions)
Balance, December 31, 2017	$5,446
Cumulative-effect adjustment from the adoption of ASU 2016-01(1)	157
Impact from earnings allocable to policyholder dividend obligation	(75)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,673)
Balance, June 30, 2018	$3,855
__________

(1)	See Note 2 for details.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues
Premiums	$602	$670	$1,152	$1,275
Net investment income	593	676	1,190	1,326
Realized investment gains (losses), net	110	81	108	354
Other income (loss)	85	26	107	60
Total Closed Block revenues	1,390	1,453	2,557	3,015
Benefits and Expenses
Policyholders’ benefits	778	855	1,506	1,644
Interest credited to policyholders’ account balances	33	32	66	65
Dividends to policyholders	508	473	816	1,066
General and administrative expenses	92	97	184	194
Total Closed Block benefits and expenses	1,411	1,457	2,572	2,969
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(21)	(4)	(15)	46
Income tax expense (benefit)	(36)	(17)	(45)	20
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$15	$13	$30	$26

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $420 million, or 21.6% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first six months of 2018, compared to $520 million, or 22.1%, in the first six months of 2017. The Company’s current effective tax rates differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at higher rates than the U.S. statutory rate. The Company’s prior effective tax rates differed from the U.S statutory rate in effect at that time of 35% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at lower rates than the U.S. statutory rate.

U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”). On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $2,880 million tax benefit in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the Internal Revenue Service (“IRS”), U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first six months of 2018, the Company recognized additional refinements of our provisional estimates.

The cumulative financial statement impact related to the Tax Act of 2017 as of June 30, 2018 was as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Twelve Months Ended December 31, 2017	Six Months Ended June 30, 2018	Total
	(in millions)
Deferred tax revaluation from 35% to 21%	$(1,592)	$(3)	$(1,595)
Adoption of modified territorial system	(1,785)	(24)	(1,809)
Deemed repatriation	497	0	497
Total provision for income tax expense (benefit)	$(2,880)	$(27)	$(2,907)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2018	December 31, 2017
	($ in millions)
Commercial paper:
Prudential Financial	$19	$50
Prudential Funding, LLC	516	500
Subtotal commercial paper	535	550
Current portion of long-term debt(1)	1,521	830
Total short-term debt(2)	$2,056	$1,380
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$122	$277
Daily average commercial paper outstanding	$1,389	$1,110
Weighted average maturity of outstanding commercial paper, in days	16	22
Weighted average interest rate on outstanding short-term debt(3)	1.65%	0.99%
__________
(1) Includes $41 million that has recourse only to real estate investment property at June 30, 2018.
(2) Includes Prudential Financial debt of $1,499 million and $880 million at June 30, 2018 and December 31, 2017, respectively.
(3) Excludes the current portion of long-term debt.

Prudential Financial and certain subsidiaries have access to other sources of liquidity, including: membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2018, no amounts were drawn on the credit facilities. For additional information on these alternative sources of liquidity, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2018	December 31, 2017

	(in millions)
Fixed-rate notes:
Surplus notes	$841	$840
Surplus notes subject to set-off arrangements(1)	6,319	5,187
Senior notes	9,126	8,882
Mortgage debt(2)	240	226
Floating-rate notes:
Surplus notes	0	0
Surplus notes subject to set-off arrangements(1)	2,100	2,100
Senior notes	29	29
Mortgage debt(3)	470	573
Junior subordinated notes(4)	6,026	6,622
Subtotal	25,151	24,459
Less: assets under set-off arrangements(1)	8,419	7,287
Total long-term debt(5)	$16,732	$17,172
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $105 million and $107 million of debt denominated in foreign currency at June 30, 2018 and December 31, 2017, respectively.

(3)	Includes $213 million and $245 million of debt denominated in foreign currency at June 30, 2018 and December 31, 2017, respectively.

(4)	Includes Prudential Financial debt of $5,970 million and subsidiary debt of $56 million denominated in foreign currency at June 30, 2018.

(5)	Includes Prudential Financial debt of $14,953 million and $15,304 million at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Surplus Notes

During the first quarter of 2018, the Company established a new $1.6 billion captive financing facility to finance non-economic reserves required under Regulation XXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary issues surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. As of June 30, 2018, $100 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

During the second quarter of 2018, the Company amended its captive financing facility initially established in March 2017 for the financing of non-economic reserves required under Guideline AXXX to increase the maximum potential size of the facility to $2 billion. The Company also increased the principal amount of surplus notes outstanding under the facility by $820 million. As of June 30, 2018, an aggregate of $1.5 billion of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

Under each of the above transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of June 30, 2018, the outstanding balance of the Company’s medium-term notes was $8.7 billion, an increase of $1 billion from December 31, 2017. The increase was due to the issuance in the first quarter of $600 million of notes with an interest rate of 3.878% maturing in March 2028 and $400 million of notes with an interest rate of 4.418% maturing in March 2048.

Mortgage Debt. As of June 30, 2018, the Company’s subsidiaries had mortgage debt of $751 million that has recourse only to real estate property held for investment by those subsidiaries. This represents a decrease of $48 million from December 31, 2017, due to $77 million of prepayment activity and $6 million from foreign currency exchange rate fluctuations, partially offset by new borrowings of $35 million.

Junior Subordinated Notes. In April 2018, the Company redeemed all of its $600 million 8.875% junior subordinated notes due 2068 and incurred a make-whole fee of $6 million.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
	(in millions)
Components of net periodic (benefit) cost
Service cost	$79	$71	$6	$5
Interest cost	112	119	17	21
Expected return on plan assets	(205)	(195)	(27)	(26)
Amortization of prior service cost	(1)	(1)	0	0
Amortization of actuarial (gain) loss, net	54	48	5	9
Settlements	0	0	0	0
Special termination benefits	1	0	0	0
Net periodic (benefit) cost	$40	$42	$1	$9

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
	(in millions)
Components of net periodic (benefit) cost
Service cost	$158	$142	$12	$10
Interest cost	224	238	35	41
Expected return on plan assets	(409)	(390)	(54)	(51)
Amortization of prior service cost	(2)	(2)	0	0
Amortization of actuarial (gain) loss, net	107	96	9	18
Settlements	0	0	0	0
Special termination benefits	1	3	0	0
Net periodic (benefit) cost	$79	$87	$2	$18

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2017	660.1	237.5	422.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	7.0	(7.0)
Stock-based compensation programs(1)	0.0	(2.1)	2.1
Balance, June 30, 2018	660.1	242.4	417.7
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2017, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2018 through December 31, 2018. As of June 30, 2018, 7.0 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million.

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

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the six months ended June 30, 2018 and 2017, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2017	$(269)	$19,968	$(2,625)	$17,074
Change in OCI before reclassifications	(44)	(7,502)	15	(7,531)
Amounts reclassified from AOCI	0	(490)	114	(376)
Income tax benefit (expense)	6	1,704	(28)	1,682
Cumulative effect of adoption of ASU 2016-01	0	(847)	0	(847)
Cumulative effect of adoption of ASU 2018-02	(231)	2,282	(398)	1,653
Balance, June 30, 2018	$(538)	$15,115	$(2,922)	$11,655

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2016	$(973)	$18,171	$(2,577)	$14,621
Change in OCI before reclassifications	614	2,502	(13)	3,103
Amounts reclassified from AOCI	2	(820)	112	(706)
Income tax benefit (expense)	(77)	(544)	(35)	(656)
Balance, June 30, 2017	$(434)	$19,309	$(2,513)	$16,362
__________

(1)
Includes cash flow hedges of $99 million and $(39) million as of June 30, 2018 and December 31, 2017, respectively, and $780 million and $1,316 million as of June 30, 2017 and December 31, 2016, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statements of Operations
	2018	2017	2018	2017
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$(2)	$0	$(3)	Realized investment gains (losses), net
Foreign currency translation adjustments	0	1	0	1	Other income
Total foreign currency translation adjustment	0	(1)	0	(2)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	2	(1)	2	(2)	(3)
Cash flow hedges—Currency	3	0	0	0	(3)
Cash flow hedges—Currency/Interest rate	294	(62)	245	(1)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	165	393	243	823
Total net unrealized investment gains (losses)	464	330	490	820	(4)
Amortization of defined benefit pension items:
Prior service cost	1	1	2	2	(5)
Actuarial gain (loss)	(59)	(57)	(116)	(114)	(5)
Total amortization of defined benefit pension items	(58)	(56)	(114)	(112)
Total reclassifications for the period	$406	$273	$376	$706
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2017	$286	$(2)	$3	$(46)	$(94)	$147
Net investment gains (losses) on investments arising during the period	(13)				6	(7)
Reclassification adjustment for (gains) losses included in net income	(56)				25	(31)
Reclassification adjustment for OTTI losses excluded from net income(1)	(1)				0	(1)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		0			0	0
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				22	(9)	13
Balance, June 30, 2018	$216	$(2)	$3	$(24)	$(72)	$121
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2017	$36,112	$(1,580)	$(1,243)	$(3,631)	$(9,837)	$19,821
Net investment gains (losses) on investments arising during the period	(10,160)				2,857	(7,303)
Reclassification adjustment for (gains) losses included in net income	(434)				196	(238)
Reclassification adjustment for OTTI losses excluded from net income(2)	1				0	1
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		825			(118)	707
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			165		(265)	(100)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,659	(818)	841
Cumulative effect of adoption of ASU 2016-01	(2,042)			813	212	(1,017)
Cumulative effect of adoption of ASU 2018-02					2,282	2,282
Balance, June 30, 2018	$23,477	$(755)	$(1,078)	$(1,159)	$(5,491)	$14,994
__________

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended June 30,
	2018			2017
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$200			$496
Less: Income (loss) attributable to noncontrolling interests	3			5
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	4			6
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$193	419.5	$0.46	$485	428.3	$1.13
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$4			$6
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	4			7
Stock options		1.5			2.1
Deferred and long-term compensation programs		1.1			1.0
Exchangeable Surplus Notes	6	5.9		5	5.8
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$199	428.0	$0.46	$489	437.2	$1.12

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2018			2017
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,564			$1,868
Less: Income (loss) attributable to noncontrolling interests	4			8
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	18			23
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,542	420.8	$3.66	$1,837	429.1	$4.28
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$18			$23
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	18			23
Stock options		1.7			2.2
Deferred and long-term compensation programs		1.1			1.0
Exchangeable Surplus Notes	11	5.9		9	5.8
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,553	429.5	$3.62	$1,846	438.1	$4.21

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three and six months ended June 30, 2018 and 2017, as applicable, were based on 4.9 million and 5.3 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2018		2017
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.8	$108.61	0.4	$110.26
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.8		0.4

	Six Months Ended June 30,
	2018		2017
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.5	$108.35	0.3	$110.32
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.3
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.5		0.6

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. This was equivalent to 5.1 million shares and an initial exchange price per share of Common Stock of $98.78. The exchange rate is subject to customary anti-dilution adjustments and is accordingly revalued during the fourth quarter of each year. As of June 30, 2018, the exchange rate is equal to 11.7643 shares of Common Stock per each $1,000 principal amount of surplus notes. This is equivalent to 5.88 million shares and an exchange price per share of Common Stock of $85.00. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

13. SEGMENT INFORMATION

Segments

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The PGIM division consists of the PGIM segment. The International Insurance division consists of the International Insurance segment. The Closed Block division consists of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles “adjusted operating income before income taxes” to “income before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$507	$612	$1,026	$1,080
Individual Life	43	(557)	79	(439)
Total U.S. Individual Solutions division(1)	550	55	1,105	641
Retirement	277	308	594	705
Group Insurance	82	136	137	170
Total U.S. Workplace Solutions division(1)	359	444	731	875
PGIM	254	218	486	414
Total PGIM division(1)	254	218	486	414
International Insurance	784	823	1,640	1,622
Total International Insurance division	784	823	1,640	1,622
Corporate and Other operations	(286)	(312)	(580)	(664)
Total Corporate and Other	(286)	(312)	(580)	(664)
Total segment adjusted operating income before income taxes	1,661	1,228	3,382	2,888
Reconciling items:
Realized investment gains (losses), net, and related adjustments	393	(1,377)	480	(1,443)
Charges related to realized investment gains (losses), net	(116)	698	(139)	802
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(193)	201	(596)	245
Change in experience-rated contractholder liabilities due to asset value changes	85	(145)	503	(157)
Divested businesses:
Closed Block division	(31)	(18)	(40)	16
Other divested businesses	(1,526)	35	(1,598)	41
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(23)	(14)	(49)	(42)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$250	$608	$1,943	$2,350
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure effective in the fourth quarter of 2017. Individual segment results and consolidated totals remain unchanged. See Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenues				Total Assets
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2018	December 31, 2017
	2018	2017	2018	2017
	(in millions)
Individual Annuities	$1,266	$1,306	$2,518	$2,521	$176,798	$183,666
Individual Life	1,451	654	2,876	2,099	84,320	83,985
Total U.S. Individual Solutions division(1)	2,717	1,960	5,394	4,620	261,118	267,651
Retirement	2,988	3,607	5,077	5,544	177,753	183,629
Group Insurance	1,424	1,362	2,840	2,745	40,940	41,575
Total U.S. Workplace Solutions division(1)	4,412	4,969	7,917	8,289	218,693	225,204
PGIM	816	787	1,642	1,543	47,253	49,944
Total PGIM division(1)	816	787	1,642	1,543	47,253	49,944
International Insurance	5,288	5,483	11,328	10,892	217,537	211,647
Total International Insurance division	5,288	5,483	11,328	10,892	217,537	211,647
Corporate and Other operations	(190)	(171)	(363)	(309)	14,476	14,556
Total Corporate and Other	(190)	(171)	(363)	(309)	14,476	14,556
Total	13,043	13,028	25,918	25,035	759,077	769,002
Reconciling items:
Realized investment gains (losses), net, and related adjustments	393	(1,377)	480	(1,443)
Charges related to realized investment gains (losses), net	(92)	(69)	(163)	(91)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(193)	201	(596)	245
Divested businesses:
Closed Block division	1,388	1,449	2,551	3,006	60,783	63,134
Other divested businesses	143	228	275	409
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(27)	(19)	(53)	(50)
Total per Unaudited Interim Consolidated Financial Statements	$14,655	$13,441	$28,412	$27,111	$819,860	$832,136
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure effective in the fourth quarter of 2017. Individual segment results and consolidated totals remain unchanged. See Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
PGIM segment intersegment revenues	$185	$181	$369	$353

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2018	December 31, 2017
	(in millions)
Total outstanding mortgage loan commitments	$3,101	$2,772
Portion of commitment where prearrangement to sell to investor exists	$1,151	$435

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2018	December 31, 2017
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$6,507	$6,319
Expected to be funded from separate accounts	$118	$141

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	June 30, 2018	December 31, 2017
	(in millions)
Indemnification provided to certain securities lending clients	$5,440	$4,619
Fair value of related collateral associated with above indemnifications	$5,568	$4,722
Accrued liability associated with guarantee	$0	$0

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	June 30, 2018	December 31, 2017
	(in millions)
Guaranteed value of third-parties’ assets	$77,495	$77,290
Fair value of collateral supporting these assets	$76,469	$77,651
Asset (liability) associated with guarantee, carried at fair value	$2	$(1)

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	June 30, 2018	December 31, 2017
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,674	$1,609
First-loss exposure portion of above	$501	$483
Accrued liability associated with guarantees	$15	$14

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company services $13,168 million and $12,892 million of mortgages subject to these loss-sharing arrangements as of June 30, 2018 and December 31, 2017, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2018, these mortgages had a weighted-average debt service coverage ratio of 1.88 times and a weighted-average loan-to-value ratio of 60%. As of December 31, 2017, these mortgages had a weighted average debt service coverage ratio of 1.82 times and a weighted-average loan-to-value ratio of 59%. The Company had no losses related to indemnifications that were settled for the six months ended June 30, 2018 and 2017, respectively.

Other Guarantees

	June 30, 2018	December 31, 2017
	(in millions)
Other guarantees where amount can be determined	$84	$31
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above is $31 million for both June 30, 2018 and December 31, 2017 of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
Escheatment Litigation
Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC
In May 2018, defendants filed a motion to dismiss the Second Amended Complaint.
Other Matters
Rosen v. PRIAC, et al.

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
PICA et al. v. Deutsche Bank, et al.
In May 2018, plaintiffs’ motion for class certification was denied in the state court action. In June 2018, plaintiffs filed a Notice of Appeal to the California Court of Appeal of the denial of their class certification motion.
PICA et al. v. HSBC, et al.
In February 2018, the court denied plaintiffs’ motion for class certification and plaintiffs filed a petition with the Second Circuit Court of Appeals seeking permission to appeal the class certification decision. In May 2018, the Second Circuit denied plaintiffs’ request for permission to appeal the denial of their class certification motion.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2018, compared with December 31, 2017, and its consolidated results of operations for the three and six months ended June 30, 2018 and 2017. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.388 trillion of assets under management as of June 30, 2018, has operations primarily in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our principal operations are comprised of five divisions, which together encompass seven segments, and our Corporate and Other operations. The U.S. Individual Solutions division consists of our Individual Annuities and Individual Life segments. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance segments. The PGIM division is comprised of the PGIM segment, our global investment management businesses (retitled from the “Investment Management division” and the “Investment Management segment” effective in the second quarter of 2018). The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt which are reflected in Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

Regulatory Developments

Fiduciary Rules

In March 2018, the Fifth Circuit Court of Appeals vacated the fiduciary rules adopted by the U.S. Department of Labor (“DOL”) in April 2016. The decision became effective in June 2018. We cannot predict how the decision will impact our businesses, including in view of other pending regulatory developments regarding enhanced standards of care.

In April 2018, the Securities and Exchange Commission (the “SEC”) proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be in our Individual Annuities, Retirement, PGIM and Individual Life segments and our Prudential Advisors distribution system, which we include in the results of our Individual Life segment. Given the uncertainty of the ultimate outcome of these proposals, we cannot predict the timing of any final rules or interpretations or their expected effects on our businesses.

In July 2018, the New York Department of Financial Services issued an amendment to its suitability regulations which will impose a best-interest standard on the sale of annuity and life insurance products in New York. We cannot predict what impact the New York regulation will have on our businesses.

State Insurance Exam

In June 2018, the New Jersey Department of Banking and Insurance, along with the insurance regulators of Arizona, Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

Risk-Based Capital

In June 2018, the Capital Adequacy Task Force of the National Association of Insurance Commissioners (the “NAIC”) approved revisions to the NAIC’s risk-based capital (“RBC”) framework in respect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”). The revisions are subject to approval by the NAIC’s Financial Condition Committee and, if approved, will apply to our domestic life insurance companies’ RBC ratios as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratios, see “Liquidity and Capital Resources—Capital—Insurance Regulatory Capital.”

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

Impact of a Low Interest Rate Environment

As a global financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:

•	investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;

•	insurance reserve levels, market experience true-ups and amortization of both deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”);

•	customer account values, including their impact on fee income;

•	fair value of, and possible impairments on, intangible assets such as goodwill;

•	product offerings, design features, crediting rates and sales mix; and

•	policyholder behavior, including surrender or withdrawal activity.

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

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. continue to remain lower than historical levels, despite the Federal Reserve Board’s action in June 2018 to further raise short-term interest rates by a total of 25 basis points (“bps”). Market conditions and events make uncertain the timing, amount and impact of any further monetary policy decisions by the Federal Reserve. Given this continued low rate environment, our current reinvestment yields remain lower than the overall portfolio yield, primarily for our investments in fixed maturity securities and commercial mortgage loans and, as a result, our overall portfolio yields are expected to continue to decline.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division, PGIM division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 6.0% of the fixed maturity security and commercial mortgage loan portfolios through 2019. The portion of the general account attributable to these operations has approximately $190 billion of such assets (based on net carrying value) as of June 30, 2018. As these assets mature, the average portfolio yield for fixed maturity securities and commercial mortgage loans of approximately 4.2% as of June 30, 2018, is expected to decline due to reinvesting in a lower interest rate environment.

Included in the $190 billion of fixed maturity securities and commercial mortgage loans are approximately $110 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $110 billion, approximately 65% contain provisions for prepayment premiums. The reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, will impact future operating results to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of June 30, 2018
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$114
Contracts with adjustable crediting rates subject to guaranteed minimums	56
Participating contracts where investment income risk ultimately accrues to contractholders	15
Total	$185

The $114 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $56 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in bps, between rates being credited to contractholders as of June 30, 2018, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.5	$1.1	$0.5	$0.0	$0.0	$2.1
1.00% - 1.99%	1.0	9.1	6.5	1.7	0.3	18.6
2.00% - 2.99%	1.3	0.7	0.4	2.5	0.5	5.4
3.00% - 4.00%	26.7	2.0	0.2	0.1	0.0	29.0
Greater than 4.00%	1.0	0.0	0.0	0.0	0.0	1.0
Total(1)	$30.5	$12.9	$7.6	$4.3	$0.8	$56.1
Percentage of total	54%	23%	14%	8%	1%	100%
 __________

(1)	Includes approximately $0.85 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.90% for the period from July 1, 2018 through December 31, 2019, and credit spreads remain unchanged from levels as of June 30, 2018, we estimate that the unfavorable impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $1 million in 2018 and $10 million in 2019. This impact is most significant in the Retirement and Individual Annuities segments. This hypothetical scenario only reflects the impact related to the approximately $56 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.
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

Closed Block Division
Substantially all of the $59 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of June 30, 2018
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$129
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	10
Total	$165

The $129 billion above is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $10 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario within our Japanese and Korean operations where 2018 new money yields would be 25 bps lower than projected, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that the unfavorable impact would reduce adjusted operating income in 2018 by approximately $10 to $15 million. This hypothetical scenario excludes first-year premium, single pay premium, multi-currency fixed annuity cash flows, any potential benefit from repricing products and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets and the effect of derivative instruments.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$14,655	$13,441	$28,412	$27,111
Benefits and expenses	14,405	12,833	26,469	24,761
Income (loss) before income taxes and equity in earnings of operating joint ventures	250	608	1,943	2,350
Income tax expense (benefit)	68	125	420	520
Income (loss) before equity in earnings of operating joint ventures	182	483	1,523	1,830
Equity in earnings of operating joint ventures, net of taxes	18	13	41	38
Net income (loss)	200	496	1,564	1,868
Less: Income attributable to noncontrolling interests	3	5	4	8
Net income (loss) attributable to Prudential Financial, Inc.	$197	$491	$1,560	$1,860

Three Month Comparison. The $294 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2018 compared to the second quarter of 2017 reflected the following notable items:

•
$1,302 million unfavorable variance from adjustments to reserves as well as DAC and other costs, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” for additional information); and

•
$181 million net unfavorable variance, on a pre-tax basis, primarily from a higher loss in the current period from our Divested Businesses compared to the prior period, excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$1,088 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$101 million favorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—Realized Investment Gains and Losses” for additional information).

Six Month Comparison. The $300 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2018 compared to the first six months of 2017 reflected the following notable items:

•
$1,305 million unfavorable variance from adjustments to reserves as well as DAC and other costs, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” for additional information);

•
$260 million net unfavorable variance, on a pre-tax basis, primarily from a loss in the current period from our Divested Businesses compared to income in the prior period, excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above; and

•
$183 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed below (see “—Realized Investment Gains and Losses” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following item:

•
$1,448 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information).

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Annual Reviews and Update of Assumptions and Other Refinements

Annually during the second quarter of each year, we perform a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing deferred acquisition costs, sales inducement costs and unearned revenue reserves. The assumptions reviewed include, but are not necessarily limited to, inputs such as mortality, morbidity, contractholder behavior and expected future rates of returns on investments. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually during the second quarter of each year, unless a material change in experience that we feel is indicative of a long-term trend is observed during an interim period.

Shown below are the impacts on our adjusted operating income from our annual reviews and update of assumptions and other refinements. The information below is presented by each segment and Corporate and Other operations and includes a reconciliation of these impacts to the impacts within income (loss) before income taxes and equity in earnings of operating joint ventures.

	Three and Six Months Ended June 30,
	2018	2017
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
Individual Annuities	$10	$46
Individual Life	(65)	(653)
Total U.S. Individual Solutions division(1)	(55)	(607)
Retirement	(68)	(20)
Group Insurance	31	55
Total U.S. Workplace Solutions division(1)	(37)	35
International Insurance	(81)	(46)
Total International Insurance division	(81)	(46)
Corporate and Other operations	3	(4)
Total Corporate and Other	3	(4)
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	(170)	(622)
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(229)	(195)
Charges related to realized investment gains (losses), net	4	325
Divested businesses:
Closed Block division	(1)	(2)
Other divested businesses	(1,458)	(26)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,854)	$(520)
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure effective in the fourth quarter of 2017. Individual segment results and consolidated totals remain unchanged. For additional information, see Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Adjusted operating income before income taxes by segment:
Individual Annuities	$507	$612	$1,026	$1,080
Individual Life	43	(557)	79	(439)
Total U.S. Individual Solutions division(1)	550	55	1,105	641
Retirement	277	308	594	705
Group Insurance	82	136	137	170
Total U.S. Workplace Solutions division(1)	359	444	731	875
PGIM	254	218	486	414
Total PGIM division(1)	254	218	486	414
International Insurance	784	823	1,640	1,622
Total International Insurance division	784	823	1,640	1,622
Corporate and Other operations	(286)	(312)	(580)	(664)
Total Corporate and Other	(286)	(312)	(580)	(664)
Total segment adjusted operating income before income taxes	1,661	1,228	3,382	2,888
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	393	(1,377)	480	(1,443)
Charges related to realized investment gains (losses), net(3)	(116)	698	(139)	802
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(4)	(193)	201	(596)	245
Change in experience-rated contractholder liabilities due to asset value changes(5)	85	(145)	503	(157)
Divested businesses(6):
Closed Block division	(31)	(18)	(40)	16
Other divested businesses	(1,526)	35	(1,598)	41
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(23)	(14)	(49)	(42)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$250	$608	$1,943	$2,350
__________

(1)
Prior period divisional subtotals are presented on a basis consistent with the Company’s new organizational structure effective in the fourth quarter of 2017. Individual segment results and consolidated totals remain unchanged. For additional information, see Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(6)
Represents the contribution to income (loss) of divested businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under accounting principles generally accepted in the United States of America (“U.S. GAAP”). See “—Divested Businesses.”

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

Results for the periods presented above reflect the following:

Individual Annuities. Segment results for both the second quarter of 2018 and the first six months of 2018 decreased in comparison to the prior year periods, primarily reflecting less favorable comparative net impacts from our annual reviews and update of assumptions and other reserve refinements. Excluding these impacts, segment results for the second quarter of 2018 decreased in comparison to the prior year period, primarily reflecting lower net investment spread results and higher capital hedge costs, partially offset by higher fee income attributable to higher average account values. Segment results for the first six months of 2018 increased in comparison to the prior year period, primarily driven by higher asset-based fee income, net of associated costs, as well as lower amortization costs and reserve provisions, partially offset by lower net investment spread results and higher capital hedge costs.

Individual Life. Segment results for both the second quarter of 2018 and the first six months of 2018 increased in comparison to the prior year periods, primarily reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Excluding these impacts, results for the second quarter of 2018 increased driven by business growth and lower expenses, partially offset by the unfavorable ongoing impact from the assumption updates on current period results and an unfavorable impact from mortality experience, while results for the first six months of 2018 decreased driven by the ongoing impact of our second quarter of 2017 assumption updates on current period results.

Retirement. Segment results for both the second quarter of 2018 and the first six months of 2018 decreased in comparison to the prior year periods, primarily reflecting a net unfavorable comparative impact from our annual reviews and update of assumptions and other refinements, lower net investment spread results and higher general and administrative expenses, partially offset by higher gains on mortality experience for pension risk transfer contracts.

Group Insurance. Segment results for both the second quarter of 2018 and the first six months of 2018 decreased in comparison to the prior year periods, reflecting less favorable comparative net impacts from our annual reviews and update of assumptions and other reserve refinements. Excluding these impacts, segment results for the second quarter of 2018 decreased in comparison to the prior year period, reflecting higher expenses and less favorable underwriting results in our group life business, partially offset by more favorable underwriting results in our group disability business. Segment results for the first six months of 2018 decreased in comparison to the prior year period, reflecting higher expenses and a lower contribution from net investment spread results, partially offset by more favorable underwriting results in our group life and group disability businesses.

PGIM. Segment results for the second quarter of 2018 increased in comparison to the prior year period, primarily reflecting higher asset management fees, net of related expenses, partially offset by lower other related revenues, net of associated expenses. Results for the first six months of 2018 increased in comparison to the prior year period, primarily reflecting higher asset management fees, net of related expenses, and higher other related revenues, net of associated expenses, partially offset by higher other expenses.

International Insurance. Segment results for the second quarter of 2018 decreased compared to the prior year period, while segment results for the first six months of 2018 increased in comparison to the prior year period, inclusive of favorable net impacts from foreign currency exchange rates and comparatively unfavorable net impacts from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2018, in comparison to the prior year period, reflected a lower contribution from net investment results, an unfavorable impact from a shift in earnings seasonality resulting from the elimination of the one-month reporting lag for Gibraltar Life and Other operations (see Note 1 to our Unaudited Interim Consolidated Financial Statements for more information) and unfavorable comparative policyholder experience, partially offset by business growth and lower expenses. Results for the first six months of 2018, in comparison to the prior year period, reflected business growth, lower expenses and a favorable impact from mortality experience, partially offset by a lower contribution from net investment results and unfavorable comparative policyholder experience.

Corporate and Other operations. The results for the second quarter of 2018 and the first six months of 2018 reflected decreased losses in comparison to the prior year periods, driven by lower levels of corporate expenses, higher income from our qualified pension plan and lower interest expense, partially offset by lower net investment income.

Closed Block Division. The Closed Block division results for the second quarter of 2018 decreased in comparison to the prior year period, primarily driven by a decrease in net investment income and an increase in the policyholder dividend obligation, partially offset by an increase in net realized investment gains and related activity. The Closed Block division results for the first six months of 2018 decreased in comparison to the prior year period, primarily driven by a decrease in net realized investment gains and related activity as well as lower net investment income, partially offset by a decrease in the policyholder dividend obligation.

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

Assets Under Management. In managing our PGIM business, we analyze assets under management (which do not correspond directly to U.S. GAAP assets) because the principal source of revenues is fees based on assets under management. Assets under management represents the fair market value or account value of assets which we manage directly for institutional clients, retail clients, and for our general account, as well as assets invested in our products that are managed by third-party managers.

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

	June 30, 2018	December 31, 2017
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.5	$1.6
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
U.S. dollar-denominated investments(3)	13.5	13.7
Other	0.1	0.1
Subtotal	13.6	13.8
Dual currency and synthetic dual currency investments(4)	0.6	0.6
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	14.2	14.4
Total hedges	$15.7	$16.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $45.7 billion and $41.2 billion as of June 30, 2018 and December 31, 2017, respectively, of U.S. dollar-denominated assets supporting U.S. dollar-denominated liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

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

Impact of foreign currency exchange rate movements on earnings

The financial results of our International Insurance and PGIM segments reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which certain of these segments’ non-U.S. dollar-denominated earnings are translated at fixed currency exchange rates. The financial results of our Retirement segment reflected the impact of an intercompany foreign currency exchange arrangement with our Corporate and Other operations in 2016 and 2017 prior to its termination effective January 1, 2018. This foreign currency exchange risk is now managed within our Retirement segment using a strategy that may include external hedges. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Insurance segment where we hedge certain currencies, as further discussed below, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments. For the six months ended June 30, 2018, approximately 19% of the segment’s earnings were yen-based and, as of June 30, 2018, we have hedged 100% of expected yen-based earnings for 2018, and 93% and 53% of expected yen-based earnings for 2019 and 2020, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

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

As a result of these arrangements, for PGIM and certain currencies within International Insurance, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance, Retirement and PGIM segments and for Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$(6)	$1	$(21)	$3
Retirement(1)	0	1	0	2
PGIM	0	0	(1)	1
Impact of intercompany arrangements(2)	(6)	2	(22)	6
Corporate and Other operations:
Impact of intercompany arrangements(2)	6	(2)	22	(6)
Settlement gains (losses) on forward currency contracts(3)	(7)	0	(30)	2
Net benefit (detriment) to Corporate and Other operations	(1)	(2)	(8)	(4)
Net impact on consolidated revenues and adjusted operating income	$(7)	$0	$(30)	$2
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

(3)
As of June 30, 2018 and 2017, the notional amounts of these forward currency contracts within our Corporate and Other operations were $2.8 billion and $2.7 billion, respectively, of which $1.5 billion and $1.5 billion, respectively, were related to our Japanese insurance operations.

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

In the first quarter of 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $3.5 billion and $3.9 billion as of June 30, 2018 and December 31, 2017, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 4% of the $3.5 billion balance as of June 30, 2018 will be recognized throughout the remainder of 2018, approximately 9% will be recognized in 2019, and a majority of the remaining balance will be recognized from 2020 through 2024.

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

DAC, DSI and VOBA

DAC, DSI and VOBA associated with the variable and universal life policies of our Individual Life and International Insurance segments and the variable and fixed annuity contracts of our Individual Annuities and International Insurance segments are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The quarterly adjustments for market performance reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The weighted average rate of return assumptions used in developing estimated gross profits consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA for our domestic variable annuity and variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2018, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.1% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2018 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged from last year and continue to grade to 3.75% over ten years. In Japan, we reduced the long-term expected return on Japanese Government Bonds by 20 basis points and now grade to 1.30% over ten years. This market performance related adjustment to our estimate of total gross profits results in a cumulative adjustment to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Results of Operations by Segment

U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Revenues	$1,266	$1,306	$2,518	$2,521
Benefits and expenses	759	694	1,492	1,441
Adjusted operating income	507	612	1,026	1,080
Realized investment gains (losses), net, and related adjustments	(70)	(1,716)	528	(1,732)
Related charges	(95)	662	(221)	759
Income (loss) before income taxes and equity in earnings of operating joint ventures	$342	$(442)	$1,333	$107

Adjusted Operating Income

Three Months comparison. Adjusted operating income decreased $105 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $13 million. The decrease was primarily driven by lower net investment spread results and higher capital hedge costs, partially offset by higher asset-based fee income, net of associated costs. The decrease in net investment spread results primarily reflects lower investment income on non-coupon investments. The increase in asset-based fee income, net of a related increase in asset-based commission expense, primarily reflects higher average variable annuity account values due to market appreciation.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products. These adjustments resulted in a net benefit of $8 million and $100 million in the second quarter of 2018 and 2017, respectively. The net benefit in the second quarter of 2018 primarily reflected a net positive impact from our annual reviews and update on assumptions and other refinements. The net benefit in the second quarter of 2017 primarily reflected the net impact of equity market performance on contractholder accounts and our hedge effectiveness relative to our assumptions. The remaining net benefit included a $46 million net benefit resulting from our annual reviews and update of assumptions and other refinements.

Six Month Comparison. Adjusted operating income decreased $54 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $41 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, as well as lower amortization costs and reserve provisions, partially offset by lower net investment spread results and higher capital hedge costs. The increase in asset-based fee income, net of a related increase in asset-based commission expense, primarily reflects higher average variable annuity account values due to market appreciation. The lower reserve provisions are also attributable to market appreciation of account values in comparison to the prior year period. The decrease in net investment spread results primarily reflects lower investment income on non-coupon investments.

Adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products resulted in a net benefit of $24 million and $119 million in the first six months of 2018 and 2017, respectively. The net benefit for both the first six months of 2018 and 2017 primarily reflected the net impact of equity market performance on contractholder accounts and our hedge effectiveness relative to our assumptions, and the net benefit resulting from our annual reviews and update of assumptions and other refinements, as discussed above.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $40 million. Excluding an $18 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues decreased $22 million. The decrease is primarily due to a decrease in asset management and service fees and other income where the higher capital hedge costs more than offset an increase in policy charges and fee income driven by higher average variable annuity account values due to market appreciation; and a decrease in net investment income driven by lower income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $65 million. Excluding a $74 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $9 million. Policyholders’ benefits, including changes in reserves, decreased $14 million, partially offset by an $8 million increase in general and administrative expense, net of capitalization, driven by higher commissions due to higher average account values and higher sales.

Six Month Comparison. Revenues decreased $3 million. Excluding a $32 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues increased $29 million. Policy charges and fee income increased by $78 million due to higher variable annuity account values from market appreciation, partially offset by a $31 million decrease in net investment income driven by lower income on non-coupon investments and a $10 million decrease in asset management and service fees and other income due to higher capital hedge costs.

Benefits and expenses increased $51 million. Excluding a $63 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $12 million. Policyholders’ benefits, including changes in reserves, decreased by $17 million, interest credited to policyholders’ account balance decreased by $11 million, and amortization of DAC decreased by $8 million, primarily driven by favorable markets. These decreases were partially offset by a $21 million increase in general and administrative expenses, net of capitalization, driven by higher commissions due to higher average account values and higher sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2018	2017	2018	2017	2018
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$164,651	$160,319	$168,626	$156,783	$162,694
Sales	2,067	1,507	3,791	2,947	6,738
Surrenders and withdrawals	(2,957)	(2,407)	(5,852)	(4,760)	(10,913)
Net sales	(890)	(900)	(2,061)	(1,813)	(4,175)
Benefit payments	(556)	(473)	(1,093)	(970)	(1,996)
Net flows	(1,446)	(1,373)	(3,154)	(2,783)	(6,171)
Change in market value, interest credited and other activity	1,369	4,674	40	10,525	10,870
Policy charges	(929)	(926)	(1,867)	(1,831)	(3,748)
Ending total account value	$163,645	$162,694	$163,645	$162,694	$163,645
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $160.1 billion and $159.2 billion as of June 30, 2018 and 2017, respectively. Fixed annuity account values were $3.5 billion as of both June 30, 2018 and 2017.

Net sales for the three months ended June 30, 2018 increased reflecting higher sales attributable to pricing actions and enhanced distribution partially offset by higher surrenders and withdrawals. Net sales for the six months ended June 30, 2018 decreased reflecting higher surrender and withdrawals partially offset by higher sales.

The increase in account values for the twelve months ended June 30, 2018 was largely driven by favorable changes in the market value of contractholder funds, largely offset by contract charges on contractholder accounts and net sales and benefit payments.

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

Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives)

Our current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

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

	As of June 30, 2018	As of December 31, 2017
	(in millions)
U.S. GAAP liability (including non-performance risk)	$6,559	$8,663
Non-performance risk adjustment	3,311	3,228
Subtotal	9,870	11,891
Adjustments including risk margins and valuation methodology differences	(2,533)	(2,742)
Economic liability managed through the ALM strategy	$7,337	$9,149

As of June 30, 2018, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact of our Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$10	$353	$(140)	$401
Change in portions of U.S. GAAP liability, before NPR(3)	127	(340)	497	292
Change in the NPR adjustment	(53)	(1,500)	131	(2,253)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	84	(1,487)	488	(1,560)
Related benefit (charge) to amortization of DAC and other costs	(61)	334	(167)	345
Net impact of assumption updates and other refinements	(173)	(85)	(173)	(85)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities	$(150)	$(1,238)	$148	$(1,300)
__________

(1)	Positive amount represents income; negative amount represents a loss.

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

For the three months ended June 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs was a charge of $150 million which primarily reflected the impact of a $173 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions. The impact also included $61 million of related charges to amortization of DAC and other costs. These charges were partially offset by a net benefit of $84 million from changes in the U.S. GAAP embedded derivative and hedge positions as a result of a widening credit spreads used in measuring our living benefit contracts. For the six months ended June 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs was a benefit of $148 million which primarily reflected a $488 million net impact from changes in the U.S. GAAP embedded derivative and hedge positions as a result of a widening of credit spreads used in measuring our living benefit contracts. The benefit was partially offset by the impact of a $173 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions; and by the impact of $167 million of related charges to amortization of DAC and other costs.

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

External Reinsurance

As of June 30, 2018, $3.1 billion of Highest Daily Lifetime Income (“HDI”) v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

	June 30, 2018		December 31, 2017		June 30, 2017
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$111,146	69%	$114,686	69%	$110,676	69%
ALM strategy only	8,676	5%	9,317	6%	9,310	6%
Automatic rebalancing only	909	1%	1,003	1%	1,074	1%
External reinsurance(3)	3,146	2%	3,227	2%	3,084	2%
Prudential Defined Income Variable Annuity	10,142	6%	9,996	5%	8,964	5%
Other products	2,651	2%	2,791	2%	2,755	2%
Total living benefit/GMDB features	$136,670		$141,020		$135,863
GMDB features and other(4)	23,473	15%	24,133	15%	23,339	15%
Total variable annuity account value	$160,143		$165,153		$159,202
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered certain new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Revenues	$1,451	$654	$2,876	$2,099
Benefits and expenses	1,408	1,211	2,797	2,538
Adjusted operating income	43	(557)	79	(439)
Realized investment gains (losses), net, and related adjustments	(84)	102	(272)	59
Related charges	(8)	63	93	82
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(49)	$(392)	$(100)	$(298)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $600 million, primarily reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2018 included a $65 million net charge from this annual review, mainly driven by unfavorable impacts related to lapse and mortality rate assumptions. Results for the second quarter of 2017 included a $653 million net charge from this annual review, mainly driven by a charge related to the unfavorable impacts for universal life and variable life products from modeling enhancements and other refinements related to a valuation systems conversion, including a net charge related to a change in the method of accounting for reinsurance associated with certain long-duration insurance contracts, as well as unfavorable impacts related to lapse rate assumptions primarily for universal life products. Excluding these impacts, adjusted operating income increased $12 million, primarily reflecting business growth and lower expenses, partially offset by the unfavorable ongoing impact from the assumption updates on current quarter results. This net increase was also partially offset by an unfavorable impact from mortality experience, net of reinsurance.

Six Month Comparison. Adjusted operating income increased $518 million, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding these impacts, adjusted operating income decreased $70 million, primarily reflecting lower underwriting results driven by the unfavorable ongoing impact of our second quarter 2017 assumption updates on current period results.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $797 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $20 million. This increase was driven primarily by an increase in net investment income from higher average invested assets resulting from continued business growth, higher investment income from unaffiliated reserve financing activity, which resulted in a corresponding increase in interest expense, as discussed below, and higher prepayment fee income.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $197 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $8 million. This increase was primarily related to higher reserve financing costs, as discussed above, partially offset by decreased DAC amortization.

Six Month Comparison. Revenues increased $777 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues remained unchanged. An increase in net investment income from higher average invested assets resulting from continued business growth and higher investment income from unaffiliated reserve financing activity, which resulted in a corresponding increase in interest expense, as discussed below, was offset by lower revenues reflecting higher ceded net reinsurance premiums, as a result of the unfavorable ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance, which was partially offset by related lower benefits and expenses, as discussed below.

Benefits and expenses increased $259 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $70 million. This increase was primarily related to higher reserve financing costs, as discussed above, increased DAC amortization and higher policy benefits attributable to business growth, partially offset by the favorable ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance, which was more than offset by the related unfavorable impact in revenues, as discussed above.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$7	$47	$54	$8	$46	$54
Guaranteed Universal Life(1)	2	22	24	4	36	40
Other Universal Life(1)	11	18	29	9	24	33
Variable Life	13	22	35	8	18	26
Total	$33	$109	$142	$29	$124	$153

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$14	$89	$103	$15	$88	$103
Guaranteed Universal Life(1)	5	40	45	10	83	93
Other Universal Life(1)	20	35	55	17	37	54
Variable Life	24	40	64	14	35	49
Total	$63	$204	$267	$56	$243	$299
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 5% and 17% of Guaranteed Universal Life and 0% and 1% of Other Universal Life annualized new business premiums for the three months ended June 30, 2018 and 2017, respectively, and approximately 14% and 14% of Guaranteed Universal Life and 0% and 1% of Other Universal Life annualized new business premiums for the six months ended June 30, 2018 and 2017, respectively.

Total annualized new business premiums for the second quarter and the first six months of 2018 decreased $11 million and $32 million, respectively, compared to the prior year periods, primarily driven by lower guaranteed universal life sales, partially offset by higher sales of variable life products. Overall lower guaranteed universal life sales are primarily attributable to certain distribution and product design and pricing actions implemented to enhance product mix diversification and in response to the adoption in 2017 of the principles-based reserving method for new guaranteed universal life products.

U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating results(1):
Revenues	$2,988	$3,607	$5,077	$5,544
Benefits and expenses	2,711	3,299	4,483	4,839
Adjusted operating income	277	308	594	705
Realized investment gains (losses), net, and related adjustments	122	67	(33)	67
Related charges	(15)	2	(16)	(2)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(219)	134	(508)	190
Change in experience-rated contractholder liabilities due to asset value changes	111	(78)	415	(102)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$276	$433	$452	$858
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $31 million. Results for the second quarter of 2018 reflected a net charge of $68 million from our annual reviews and update of assumptions and other refinements, primarily driven by updates to our assumptions for benefit payments. Results for the second quarter of 2017 reflected a net charge of $20 million from these updates. Excluding these impacts, adjusted operating income increased $17 million, primarily driven by a higher contribution from reserve experience, partially offset by lower net investment spread results and higher general and administrative expenses. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis for pension risk transfer contracts in the current year period. The decrease in net investment spread results primarily reflected lower net prepayment fee income and lower reinvestment rates net of crediting rate actions on full service account values, partially offset by growth in average account values.

Six Month Comparison. Adjusted operating income decreased $111 million. Results for the second quarter of 2018 reflected a net charge of $68 million from our annual reviews and update of assumptions and other refinements, primarily driven by updates to our assumptions for benefit payments. Results for the second quarter of 2017 reflected a net charge of $20 million from these updates. Excluding these impacts, adjusted operating income decreased $63 million, primarily driven by lower net investment spread results and higher general and administrative expenses, partially offset by more favorable reserve experience. The decrease in net investment spread results primarily reflected lower income on non-coupon investments, lower net prepayment fee income and lower reinvestment rates net of crediting rate actions on full service account values, partially offset by growth in average account values. The increase in general and administrative expenses was primarily driven by higher operating expenses, including expenses supporting business growth initiatives. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis within our pension risk transfer business.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $619 million. Premiums decreased $636 million, primarily driven by more significant pension risk transfer transactions in the prior year period. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. Investment income increased $8 million, primarily reflecting higher asset balances, including higher pension risk transfer account value balances, partially offset by lower net prepayment fee income and lower reinvestment rates.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $588 million. Excluding the impact of our annual reviews and update of assumptions, as discussed above, benefits and expenses decreased $636 million. Policyholders’ benefits, including the change in policy reserves, decreased $645 million, primarily related to the decrease in premiums discussed above, partially offset by an increase in interest credited to policyholders.

Six Month Comparison. Revenues decreased $467 million. Premiums decreased $413 million, primarily driven by more significant pension risk transfer transactions in the prior year period. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. Net investment income decreased $57 million, primarily reflecting lower income on non-coupon investments, lower net prepayment fee income and lower reinvestment rates, partially offset by higher asset balances, including growth in our pension risk transfer business.

Benefits and expenses decreased $356 million. Excluding the impact of our annual reviews and update of assumptions, as discussed above, benefits and expenses decreased $404 million. Policyholders’ benefits, including the change in policy reserves, decreased $413 million, primarily related to the decrease in premiums discussed above. Interest credited to policyholders’ account balances decreased $28 million, primarily driven by lower income credited to experience-rated account balances.

Account Values

Account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on most of our fee-based products varies with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are plan sales and participant deposits or additions, as applicable, minus plan and participant withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement segment. For more information on internally-managed balances, see “—PGIM.”

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2018	2017	2018	2017	2018
	(in millions)
Full Service:
Beginning total account value	$236,120	$210,400	$234,616	$202,802	$214,731
Deposits and sales	7,712	4,771	17,634	11,507	35,654
Withdrawals and benefits	(6,470)	(5,786)	(14,624)	(12,476)	(26,959)
Change in market value, interest credited and interest income and other activity	3,560	5,346	3,296	12,898	17,496
Ending total account value	$240,922	$214,731	$240,922	$214,731	$240,922
Net additions (withdrawals)	$1,242	$(1,015)	$3,010	$(969)	$8,695
Institutional Investment Products:
Beginning total account value	$191,518	$185,115	$194,492	$183,376	$186,610
Additions(1)	5,461	2,557	6,149	6,599	21,180
Withdrawals and benefits	(3,851)	(4,171)	(8,740)	(8,412)	(17,734)
Change in market value, interest credited and interest income	1,198	1,673	984	2,902	3,272
Other(2)	(2,604)	1,436	(1,163)	2,145	(1,606)
Ending total account value	$191,722	$186,610	$191,722	$186,610	$191,722
Net additions (withdrawals)	$1,610	$(1,614)	$(2,591)	$(1,813)	$3,446

__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three and six months ended June 30, 2018, “other” activity also includes $1,031 million in receipts offset by $1,024 million in payments and $2,231 million in receipts offset by $2,189 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the twelve months ended June 30, 2018, primarily reflected the favorable changes in the market value of customer funds and net additions from positive net plan sales. The net additions for the three months ended June 30, 2018, compared to the net withdrawals for the prior year period, were primarily driven by higher large plan sales in the current year period. The net additions for the six months ended June 30, 2018, compared to the net withdrawals for the prior year period, were primarily driven by higher large plan sales in the current year period.

The increase in institutional investment products account values for the twelve months ended June 30, 2018, primarily reflected net additions resulting from pension risk transfer transactions and interest credited to customer funds. These increases were partially offset by net withdrawals primarily from investment-only stable value accounts. The net additions for the three months ended June 30, 2018, compared to the net withdrawals for the prior year period, were primarily driven by net additions from both pension risk transfer transactions and investment-only stable value accounts in the current year period compared to net withdrawals for both in the prior year period. The increase in net withdrawals for the six months ended June 30, 2018, compared to the prior year period, was primarily driven by higher benefit payments related to pension risk transfer transactions in the current year period.

Group Insurance

Business Update

During the second quarter of 2018, we entered into a yearly renewable term reinsurance agreement with certain external counterparties to reinsure a portion of the mortality risk associated with our group life business. The result is a reduction in risk-based capital required to be held in the segment. Under U.S. GAAP, this agreement will be accounted for under deposit accounting. Going forward, we expect this transaction to have a modest negative impact on the segment’s adjusted operating income as a result of risk charge expenses associated with the reinsurance arrangement and lost investment income on capital released as a result of the transaction.

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Revenues	$1,424	$1,362	$2,840	$2,745
Benefits and expenses	1,342	1,226	2,703	2,575
Adjusted operating income	82	136	137	170
Realized investment gains (losses), net, and related adjustments	21	(7)	(9)	(12)
Related charges	0	(1)	0	(1)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$103	$128	$128	$157
Benefits ratio(1):
Group life(2)	87.5%	86.9%	87.3%	89.6%
Group disability(2)	64.0%	47.5%	71.4%	61.0%
Total Group Insurance(2)	82.8%	80.0%	84.2%	84.5%
Administrative operating expense ratio(3):
Group life	12.6%	10.5%	12.1%	10.6%
Group disability	26.4%	29.0%	26.7%	29.2%
Total Group Insurance	15.3%	13.9%	14.9%	14.1%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefits ratios were 88.6%, 71.6% and 85.3% for the three months ended June 30, 2018, respectively, 87.9%, 75.3% and 85.4% for the six months ended June 30, 2018, respectively, 86.3%, 76.7% and 84.5% for the three months ended June 30, 2017, respectively, and 89.3%, 75.5% and 86.8% for the six months ended June 30, 2017, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $54 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2018 included a $31 million net benefit from these updates while results for the second quarter of 2017 included a $55 million net benefit from these updates. The net benefit in both periods was primarily driven by favorable experience related to our group disability business. Excluding the effect of these items, adjusted operating income decreased $30 million, primarily reflecting higher expenses, including expenses related to business growth initiatives and the termination of a third-party underwriting service provider contract, and less favorable underwriting results in our group life business, partially offset by more favorable underwriting results in our group disability business. The underwriting results in our group life business primarily reflect an unfavorable impact from claim experience on both non-experience-rated and experience-rated contracts. The underwriting results in our group disability business primarily reflect a favorable impact from claim experience on long-term coverage.

Six Month Comparison. Adjusted operating income decreased $33 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding the effect of these items, adjusted operating income decreased $9 million, primarily reflecting higher expenses, including expenses related to business growth initiatives and the termination of a third-party underwriting service provider contract, and a lower contribution from net investment spread results driven by lower income on non-coupon investments. These decreases were partially offset by more favorable underwriting results in our group life and group disability businesses. The underwriting results in our group life business primarily reflect more favorable experience on non-experience-rated contracts, while the underwriting results in our group disability business primarily reflect a favorable impact from experience on long-term coverage.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $62 million. Excluding an unfavorable comparative impact of $5 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $67 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in both our group life and group disability businesses.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $116 million. Excluding an unfavorable comparative impact of $19 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $97 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves driven by higher benefits on non-experience-rated contracts in our group life business, and an increase in general and administrative expenses driven by higher operating expenses supporting business growth and the termination of a third-party underwriting service provider contract.

Six Month Comparison. Revenues increased $95 million. Excluding an unfavorable comparative impact of $5 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $100 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in both our group life and group disability businesses.

Benefits and expenses increased $128 million. Excluding an unfavorable comparative impact of $19 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $109 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, and an increase in general and administrative expenses driven by higher operating expenses supporting business growth and the termination of a third-party underwriting service provider contract.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Annualized new business premiums(1):
Group life	$46	$56	$289	$242
Group disability	14	14	154	129
Total	$60	$70	$443	$371
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2018 decreased $10 million compared to the prior year period, reflecting lower sales in our group life business, partially offset by higher sales in our group disability business. Total annualized new business premiums for the six months ended June 30, 2018 increased $72 million compared to the prior year period, reflecting continued growth through sales to new and existing clients in both our group life and group disability businesses.

PGIM Division

PGIM

Business Update

We regularly review our existing businesses and may seek to deploy capital in support of our strategy or to exit an operation if it is determined that it no longer aligns with our broader strategy. In the second quarter of 2018, we exited our PGIM Brazil operations including the sale of our minority interest in a Brazilian asset management joint venture. The results of this divested business and impact of the sale are reflected in our Corporate and Other operations (see “—Results of Operations by Segment—Divested Businesses—Divested Businesses Included in Corporate and Other” for additional information).

Operating Results

The following table sets forth the PGIM segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating results(1):
Revenues	$816	$787	$1,642	$1,543
Expenses	562	569	1,156	1,129
Adjusted operating income	254	218	486	414
Realized investment gains (losses), net, and related adjustments	0	1	(12)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(11)	(3)	(19)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$243	$216	$455	$414
 __________

(1)
Certain of our PGIM segment’s investment activities are based in currencies other than the U.S. dollar and are therefore subject to foreign currency exchange rate risk. The financial results of our PGIM segment include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. For more information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $36 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows and equity market appreciation, partially offset by net equity outflows. This increase was partially offset by a decrease in other related revenues, net of associated expenses, primarily driven by lower transaction fees as well as lower strategic investing results.

Six Month Comparison. Adjusted operating income increased $72 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows and equity market appreciation, partially offset by net equity outflows. Also contributing to the increase were higher other related revenues, net of associated expenses, primarily reflecting higher strategic investing results driven by favorable investment performance and growth in the strategic investments portfolio, and higher transaction fees. These increases were partially offset by higher expenses, including expenses supporting business growth.

Revenues and Expenses

The following table sets forth the PGIM segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$295	$279	$591	$554
Retail customers(1)	219	194	436	379
General account	115	119	235	234
Total asset management fees	629	592	1,262	1,167
Other related revenues by source:
Incentive fees	6	7	11	14
Transaction fees	4	9	18	16
Strategic investing	19	21	53	43
Commercial mortgage(2)	36	32	56	54
Total other related revenues(3)	65	69	138	127
Service, distribution and other revenues(4)	122	126	242	249
Total revenues	$816	$787	$1,642	$1,543
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $18 million and $21 million for the three months ended June 30, 2018 and 2017, respectively, and $37 million and $42 million for the six months ended June 30, 2018 and 2017, respectively.

Three Month Comparison. Revenues, as shown in the table above, increased $29 million. Total asset management fees increased $37 million, primarily due to the increase in assets under management driven by net fixed income inflows, equity market appreciation and strong investment performance. This increase was partially offset by modest decreases in other related revenues and service, distribution and other revenues.

Expenses, as shown in the table above under “—Operating Results,” decreased $7 million, primarily reflecting a decrease in non-compensation related expenses.

Six Month Comparison. Revenues increased $99 million. Total asset management fees increased $95 million, primarily due to the increase in assets under management driven by net fixed income inflows, equity market appreciation and strong investment performance. Other related revenues increased $11 million reflecting higher strategic investing results, driven by favorable investment performance and growth in the strategic investments portfolio, higher transaction fees and an increase in commercial mortgage agency loan originations.

Expenses increased $27 million, primarily reflecting higher compensation attributable to higher earnings and higher non-compensation related expenses due to business growth.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	June 30, 2018	December 31, 2017	June 30, 2017
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$62.2	$68.0	$62.1
Fixed income	386.1	379.4	357.1
Real estate	42.5	42.1	42.0
Institutional customers(1)	490.8	489.5	461.2
Retail customers:
Equity	133.4	132.4	124.2
Fixed income	117.1	111.5	105.5
Real estate	1.5	1.7	1.5
Retail customers(2)	252.0	245.6	231.2
General account:
Equity	5.5	5.8	6.5
Fixed income	405.9	412.5	404.0
Real estate	1.9	1.9	1.8
General account	413.3	420.2	412.3
Total assets under management	$1,156.1	$1,155.3	$1,104.7
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2018	2017	2018	2017	2018
	(in billions)
Institutional Customers:
Beginning assets under management	$489.6	$445.2	$489.5	$431.5	$461.2
Net additions (withdrawals), excluding money market activity:
Third-party	5.5	6.5	5.3	7.0	9.9
Third-party via affiliates(1)	0.3	(0.4)	(0.4)	(0.8)	2.8
Total	5.8	6.1	4.9	6.2	12.7
Market appreciation (depreciation)(3)	(4.0)	12.0	(5.2)	22.8	14.9
Other increases (decreases)(2)	(0.6)	(2.1)	1.6	0.7	2.0
Ending assets under management	$490.8	$461.2	$490.8	$461.2	$490.8
Retail Customers:
Beginning assets under management	$246.2	$217.6	$245.6	$209.2	$231.2
Net additions (withdrawals), excluding money market activity:
Third-party	1.8	1.2	2.8	1.3	5.6
Third-party via affiliates(1)	(1.0)	5.7	(1.2)	3.8	(7.0)
Total	0.8	6.9	1.6	5.1	(1.4)
Market appreciation (depreciation)(3)	4.8	6.7	5.0	16.9	22.7
Other increases (decreases)(2)	0.2	0.0	(0.2)	0.0	(0.5)
Ending assets under management	$252.0	$231.2	$252.0	$231.2	$252.0
General Account:
Beginning assets under management	$420.0	$406.1	$420.2	$399.4	$412.3
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	(0.6)	0.4	1.4	3.4	1.9
Total	(0.6)	0.4	1.4	3.4	1.9
Market appreciation (depreciation)(3)	(1.6)	6.2	(6.7)	8.9	(0.6)
Other increases (decreases)(2)	(4.5)	(0.4)	(1.6)	0.6	(0.3)
Ending assets under management	$413.3	$412.3	$413.3	$412.3	$413.3
__________

(1)
Represents assets that our PGIM segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in losses of $4.9 billion and $0.7 billion for the three months ended June 30, 2018 and 2017, respectively, gains of $0.5 billion and $4.6 billion for the six months ended June 30, 2018 and 2017, and a gain of $0.7 billion for the twelve months ended June 30, 2018.

(3)	Includes income reinvestment, where applicable.

Strategic Investments

The following table sets forth the strategic investments of the PGIM segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30, 2018	December 31, 2017
	(in millions)
Co-Investments:
Real estate	$187	$185
Fixed income	407	584
Seed Investments:
Real estate	50	50
Public equity	707	658
Fixed income	275	309
Total	$1,626	$1,786

The decrease in strategic investments was primarily driven by sale of investments in U.S. collateralized loan obligations due to risk retention rules that were vacated in April 2018. This decrease was partially offset by investments in new collateralized loan obligations and seed investments in new mutual funds.

International Insurance Division

International Insurance

Business Update

We regularly review our existing international businesses and may seek to deploy capital in support of our strategy or to exit an operation if it is determined that it no longer aligns with our broader international strategy. In June 2018, we entered into a definitive agreement to sell our Pramerica of Italy subsidiary. The transaction is expected to close by early 2019, subject to regulatory approvals and customary closing conditions. The results of this divested business and the impact of the anticipated sale are reflected in our Corporate and Other operations (see “—Results of Operations by Segment—Divested Businesses—Divested Businesses Included in Corporate and Other” for additional information).

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,687	$2,577	$5,765	$5,355
Gibraltar Life and Other operations	2,601	2,906	5,563	5,537
Total revenues	5,288	5,483	11,328	10,892
Benefits and expenses:
Life Planner operations	2,311	2,248	4,973	4,618
Gibraltar Life and Other operations	2,193	2,412	4,715	4,652
Total benefits and expenses	4,504	4,660	9,688	9,270
Adjusted operating income:
Life Planner operations	376	329	792	737
Gibraltar Life and Other operations	408	494	848	885
Total adjusted operating income	784	823	1,640	1,622
Realized investment gains (losses), net, and related adjustments	205	238	50	450
Related charges	1	(2)	1	(9)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	26	67	(88)	55
Change in experience-rated contractholder liabilities due to asset value changes	(26)	(67)	88	(55)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(16)	(9)	(33)	(34)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$974	$1,050	$1,658	$2,029

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $47 million, including a net favorable impact of $1 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $49 million net charge in the second quarter of 2018 compared to a $67 million net charge in the second quarter of 2017. The net charge in both 2018 and 2017 was primarily driven by the impact from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan.

Excluding the effect of these items, adjusted operating income increased $28 million, primarily reflecting the growth of business in force in our Japan and Brazil operations and lower expenses, including lower legal costs. These increases were partially offset by lower net investment results, driven by the impact of lower reinvestment rates, lower prepayment fee income and lower income on non-coupon investments, and an unfavorable impact from mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations decreased $86 million, including a net favorable impact of $1 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $32 million net charge in the second quarter of 2018 compared to a $21 million net benefit in the second quarter of 2017.

Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations decreased $34 million, primarily reflecting a shift in earnings seasonality resulting from the elimination of the one-month reporting lag for Gibraltar Life and Other operations (see Note 1 to our Unaudited Interim Consolidated Financial Statements for more information) and unfavorable comparative policyholder experience. The decrease also reflected a lower contribution from net investment results driven by the impact of lower reinvestment rates and lower prepayment fee income, partially offset by higher average invested assets resulting from continued business growth. These unfavorable impacts were partially offset by growth of business in force, driven by higher sales of U.S. dollar-denominated products, and more favorable comparative mortality experience.

Six Month Comparison. Adjusted operating income from our Life Planner operations increased $55 million, including a net favorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income increased $35 million, primarily reflecting the growth of business in force in our Japan and Brazil operations and lower expenses, including lower legal costs, partially offset by lower net investment results, driven by the impact of lower reinvestment rates, lower income on non-coupon investments and lower prepayment fee income.

Adjusted operating income from our Gibraltar Life and Other operations decreased $37 million, including a net favorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $14 million, primarily reflecting the growth of business in force, driven by higher sales of U.S. dollar-denominated products, and more favorable comparative mortality experience. These favorable impacts were partially offset by a lower contribution from net investment results driven by the impact of lower prepayment fee income, lower reinvestment rates and lower income on non-coupon investments, partially offset by higher average invested assets resulting from continued business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $110 million, including a net favorable impact of $16 million from currency fluctuations and a net benefit of $3 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $91 million, primarily driven by higher premiums and policy charges and fee income related to the growth of business in force, as discussed above.

Benefits and expenses of our Life Planner operations increased $63 million, including a net unfavorable impact of $15 million from currency fluctuations and a net benefit of $15 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $63 million. This increase primarily reflects higher policyholders’ benefits, including changes in reserves, driven by business growth, partially offset by lower general and administrative expenses, net of capitalization, driven by lower expenses, including lower legal costs.

Revenues from our Gibraltar Life and Other operations decreased $305 million, including a net favorable impact of $24 million from currency fluctuations and a net charge of $13 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $316 million, primarily reflecting a shift in earnings seasonality resulting from the elimination of the one-month reporting lag for Gibraltar Life and Other operations, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations decreased $219 million, including a net unfavorable impact of $23 million from currency fluctuations and a net charge of $40 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $282 million, driven by a decrease in policyholders’ benefits, including changes in reserves, related to a shift in earnings seasonality as discussed above, and more favorable comparative mortality experience.

Six Month Comparison. Revenues from our Life Planner operations increased $410 million, including a net favorable impact of $116 million from currency fluctuations and a net benefit of $3 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $291 million, primarily driven by higher premiums and policy charges and fee income related to the growth of business in force, as discussed above.

Benefits and expenses of our Life Planner operations increased $355 million, including a net unfavorable impact of $114 million from currency fluctuations and a net benefit of $15 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $256 million. This increase primarily reflects higher policyholders’ benefits, including changes in reserves, driven by business growth, partially offset by lower general and administrative expenses, net of capitalization, driven by lower expenses, including lower legal costs.

Revenues from our Gibraltar Life and Other operations increased $26 million, including a net favorable impact of $105 million from currency fluctuations and a net charge of $13 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $66 million, primarily driven by lower premiums and policy charges and fee income.

Benefits and expenses of our Gibraltar Life and Other operations increased $63 million, including a net unfavorable impact of $103 million from currency fluctuations and a net charge of $40 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $80 million, primarily driven by a decrease in policyholders’ benefits, including changes in reserves, related to more favorable comparative mortality experience, as discussed above.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$296	$357	$647	$821
Gibraltar Life(1)	399	413	806	840
Total(1)	$695	$770	$1,453	$1,661
On a constant exchange rate basis:
Life Planner operations	$292	$353	$632	$817
Gibraltar Life(1)	399	413	804	843
Total(1)	$691	$766	$1,436	$1,660
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the elimination of the one-month reporting lag for Gibraltar and Other operations.

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

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$164	$27	$76	$25	$292	$217	$28	$90	$18	$353
Gibraltar Life(2):
Life Consultants	$71	$11	$25	$127	$234	$96	$13	$25	$76	$210
Banks(3)	89	0	5	10	104	113	0	7	13	133
Independent Agency	32	4	18	7	61	37	9	17	7	70
Subtotal	192	15	48	144	399	246	22	49	96	413
Total(2)	$356	$42	$124	$169	$691	$463	$50	$139	$114	$766

__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the elimination of the one-month reporting lag for Gibraltar Life and Other operations.

(3)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 75%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2018, and 8% and 65%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2017.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $61 million, primarily reflecting accelerated sales in our Japan operations in the prior year period in advance of premium rate increases on yen-based products in the second quarter of 2017 and lower sales of these yen-based products post repricing. The decrease was partially offset by higher sales of U.S. dollar-denominated products in our Japan operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $14 million. Life Consultants sales increased $24 million, primarily reflecting higher sales of U.S. dollar-denominated annuity products, partially offset by lower sales of yen-denominated life products after the second quarter of 2017 repricing discussed above. Bank channel sales decreased $29 million, primarily from lower sales of U.S. dollar-denominated life products due to increased competition in recurring pay life products and the discontinuation of a single pay life product in the fourth quarter of 2017. Independent Agency sales decreased $9 million, primarily reflecting lower sales of yen-denominated life products after the second quarter of 2017 repricing discussed above and increased competition, partially offset by higher sales of U.S. dollar-denominated life products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$345	$57	$183	$47	$632	$495	$64	$214	$44	$817
Gibraltar Life(2):
Life Consultants	$147	$22	$54	$206	$429	$202	$27	$57	$112	$398
Banks(3)	224	0	14	24	262	249	0	16	36	301
Independent Agency	58	7	33	15	113	83	15	34	12	144
Subtotal	429	29	101	245	804	534	42	107	160	843
Total(2)	$774	$86	$284	$292	$1,436	$1,029	$106	$321	$204	$1,660
_____

(1)	Includes retirement income, endowment and savings variable universal life.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the elimination of the one-month reporting lag for Gibraltar Life and Other operations.

(3)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 73%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2018, and 6% and 60%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2017.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $185 million, primarily reflecting accelerated sales in our Japan operations in the prior year period in advance of premium rate increases on yen-based products in the second quarter of 2017 and lower sales of these yen-based products post repricing. The decrease was partially offset by higher sales of U.S. dollar-denominated products in our Japan operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $39 million. Life Consultants sales increased $31 million, primarily reflecting higher sales of U.S. dollar-denominated annuity products, and higher sales of U.S. dollar-denominated life products resulting from the introduction of a new recurring pay life product in the second quarter of 2017. The increase was partially offset by lower sales of yen-denominated life products after the second quarter of 2017 repricing discussed above. Bank channel sales decreased $39 million, primarily from lower sales of U.S. dollar- and Australian dollar-denominated annuity products due to increased competition, lower sales of U.S. dollar-denominated single pay life products due to the discontinuation of a product in the fourth quarter of 2017, partially offset by higher sales of U.S. dollar-denominated recurring pay life products. Independent Agency sales decreased $31 million, primarily reflecting lower sales of yen-

denominated life products after the second quarter of 2017 repricing discussed above and increased competition, partially offset by higher sales of U.S. dollar-denominated life and annuity products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and divested businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Capital debt interest expense	$(172)	$(172)	$(353)	$(344)
Investment income, net of operating debt interest expense	9	14	36	43
Pension and employee benefits	56	44	96	73
Other corporate activities(1)	(179)	(198)	(359)	(436)
Adjusted operating income	(286)	(312)	(580)	(664)
Realized investment gains (losses), net, and related adjustments	199	(62)	228	(275)
Related charges	1	(26)	4	(27)
Divested businesses	(1,526)	35	(1,598)	41
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	4	(3)	3	(9)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,608)	$(368)	$(1,943)	$(934)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $26 million. Net charges from other corporate activities decreased $19 million, including lower costs for employee compensation plans tied to Company stock performance and decreases in other corporate costs, partially offset by increased expenses related to corporate initiatives. Results from pension and employee benefits increased $12 million, including higher income from our qualified pension plan from higher expected earnings on plan assets and lower interest costs on the plan obligation driven by a decline in interest rates in 2017. Results for investment income, net of operating debt interest expense, decreased $5 million, including lower net investment income driven by transfers of investments to support higher capital requirements in the Long-Term Care divested business. This decrease was partially offset by higher income on highly liquid assets and lower operating debt interest expense.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $84 million. Net charges from other corporate activities decreased $77 million, including lower costs for employee compensation plans tied to Company stock performance and decreases in other corporate costs, partially offset by increased expenses related to corporate initiatives. Results from pension and employee benefits increased $23 million, including higher income from our qualified pension plan from higher expected earnings on plan assets and lower interest costs on the plan obligation driven by a decline in interest rates in 2017. Capital debt interest expense increased $9 million, reflecting higher debt balances driven by debt issuances in the third quarter of 2017 and the first quarter of 2018, partially offset by the extinguishment of junior subordinated debt in the second quarter of 2018. Results for investment income, net of operating debt interest expense, decreased $7 million, including lower net investment income driven by transfers of investments to support higher capital requirements in the Long-Term Care divested business and the absence of a non-coupon investment gain in the prior year period. This decrease was partially offset by higher income on highly liquid assets and lower operating debt interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Long-Term Care	$(1,425)	$35	$(1,498)	$43
Other	(101)	0	(100)	(2)
Total divested businesses income (loss) excluded from adjusted operating income	$(1,526)	$35	$(1,598)	$41

Long-Term Care. Results for the second quarter of 2018 and the first six months of 2018 decreased compared to the prior year periods primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for the current period included a $1,458 million net charge from these updates including the removal of our assumption of expected future morbidity improvement, reflecting unfavorable morbidity experience relative to prior expectations. Excluding these impacts, results for the second quarter of 2018 and the first six months of 2018 decreased compared to the prior year periods, primarily reflecting net realized investment losses in the current periods compared to net realized investment gains in the prior year periods driven by the change in market values of derivatives used for duration management.

As of June 30, 2018, reserve balances for the Long-Term Care business totaled $6.6 billion which represents approximately 2.5% of our total reported liability for future policy benefits. While we discontinued sales of long-term care products in 2012, we currently have approximately 211,000 policies in-force including approximately 65% of those policies written as part of group insurance contracts with the remaining 35% written as individual policies. Approximately 2% of our total policies in-force are currently in claim status and the average age of our covered individuals not currently on claim status is 65. Our book of business, as well as the industry as a whole, is relatively young in terms of experience. As new experience and additional data emerges, further updates to assumptions for this book of business may be necessary.

Other. Results for the second quarter and the first six months of 2018 decreased compared to the prior year periods primarily reflecting losses related to the anticipated sale of our Pramerica of Italy subsidiary and the exit of our PGIM Brazil operations (see “—Results of Operations by Segment—International Insurance Division—International Insurance” and “—Results of Operations by Segment—PGIM Division—PGIM” for additional information).

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

As of June 30, 2018, the excess of actual cumulative earnings over the expected cumulative earnings was $2,685 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1,170 million at June 30, 2018, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
	(in millions)
U.S. GAAP results:
Revenues	$1,388	$1,449	$2,551	$3,006
Benefits and expenses	1,419	1,467	2,591	2,990
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(31)	$(18)	$(40)	$16

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income before income taxes and equity in earnings of operating joint ventures decreased $13 million. Net investment income decreased $81 million, primarily driven by lower income on non-coupon investments, lower prepayment income and lower reinvestment rates. Results for the second quarter of 2018 reflected a $90 million increase in net realized investment gains and related activity, primarily due to favorable changes in the value of derivatives used in risk management activities, partially offset by losses from sales of fixed maturities and unfavorable changes in the value of equity securities. Net insurance activity results increased $9 million, primarily due to the runoff of policies in force. As a result of the above and other variances, a $64 million increase in the policyholder dividend obligation was recorded in the second quarter of 2018, compared to a $22 million reduction in the second quarter of 2017. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Six Month Comparison. Income before income taxes and equity in earnings of operating joint ventures decreased $56 million. Results for the first six months of 2018 reflected a $199 million decrease in net realized investment gains and related activity, primarily due to lower gains on equity securities and lower gains from sales of fixed maturities, partially offset by favorable changes in the value of derivatives used in risk management activities. Net investment income decreased $133 million, primarily driven by lower income on non-coupon investments, lower reinvestment rates and lower prepayment income. As a result of the above and other variances, a $75 million reduction in the policyholder dividend obligation was recorded in the second quarter of 2018, compared to a $77 million increase in the second quarter of 2017. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—Realized Investment Gains and Losses.”

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—U.S. GAAP results,” decreased $61 million, primarily due to an $81 million decrease in net investment income, as discussed above, and a $70 million decrease in premiums due to a runoff of policies in force. Partially offsetting these decreases were increases of $62 million in other revenue and $28 million in net realized investment gains, as discussed above.

Benefits and expenses, as shown in the table above under “—U.S. GAAP results,” decreased $48 million, primarily due to a decrease of $76 million in policyholders’ benefits, including changes in reserves, due to the runoff of policies in force, as discussed above. This decrease was partially offset by a $36 million increase in policyholder dividend obligation expense due to changes in cumulative earnings.

Six Month Comparison. Revenues decreased $455 million, primarily due to decreases of $247 million in net realized investment gains and a $133 million decrease in net investment income, as discussed above, as well as a $123 million decrease in premiums due to the runoff of policies in force.

Benefits and expenses decreased $399 million, primarily due to a $248 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $137 million, primarily due to the runoff of policies in force, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$(219)	$134	$(508)	$190
Derivatives	77	(64)	40	(85)
Commercial mortgages and other loans	1	0	3	(1)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	111	(78)	415	(102)
Net gains (losses)	$(30)	$(8)	$(50)	$2
International Insurance Segment:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$26	$67	$(88)	$55
Change in experience-rated contractholder liabilities due to asset value changes	(26)	(67)	88	(55)
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$(193)	$201	$(596)	$245
Derivatives	77	(64)	40	(85)
Commercial mortgages and other loans	1	0	3	(1)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	85	(145)	503	(157)
Net gains (losses)	$(30)	$(8)	$(50)	$2
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $122 million and $7 million as of June 30, 2018 and 2017, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are a decrease of $13 million and an increase of $5 million for the three months ended June 30, 2018 and 2017, respectively, and a decrease of $30 million and an increase of $5 million for the six months ended June 30, 2018 and 2017, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of June 30, 2018				As of December 31, 2017
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$301,772	$3,607	$39,379	$957	$305,518	$7,557	$41,262	$2,139
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	19,530	816	0	0	20,209	1,408	0	0
Equity securities	1,627	4	0	0	1,643	4	0	0
All other(2)	44	5	0	0	137	7	0	0
Subtotal	21,201	825	0	0	21,989	1,419	0	0
Fixed maturities trading	2,726	172	190	1	3,307	155	200	1
Equity securities	4,905	702	2,149	81	4,855	712	2,479	83
Commercial mortgage and other loans	330	0	0	0	593	0	0	0
Other invested assets(3)	930	122	0	0	1,330	137	2	0
Short-term investments	3,939	1	193	0	5,351	8	436	0
Cash equivalents	5,096	2	470	0	7,722	0	577	0
Other assets	3	0	0	0	14	13	0	0
Separate account assets	273,397	1,816	0	0	280,393	2,122	0	0
Total assets	$614,299	$7,247	$42,381	$1,039	$631,072	$12,123	$44,956	$2,223
Future policy benefits	$6,585	$6,585	$0	$0	$8,720	$8,720	$0	$0
Other liabilities(3)	742	60	0	0	688	50	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	609	609	0	0	1,196	1,196	0	0
Total liabilities	$7,936	$7,254	$0	$0	$10,604	$9,966	$0	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.2% and 2.5%, respectively, as of June 30, 2018, and 1.9% and 4.9%, respectively, as of December 31, 2017.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $2.1 billion of public fixed maturities as of June 30, 2018, with values primarily based on indicative broker quotes, and approximately $2.5 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

The Company’s determination to classify assets and liabilities within Level 3 is based on significance of the unobservable inputs in the overall fair value measurement. Periodically, transfers between levels are made to reflect changes in observability of inputs and market activity. For the three months ended June 30, 2018, $5,078 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs has increased. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter.

The impact that fair value changes of fixed maturity securities (and equity securities prior to January 1, 2018) have on the results of operations is dependent on the classification of the security as trading, available-for-sale, or held-to-maturity. For investments classified as trading, changes in fair value are recorded within “Other income.” For investments classified as available-for-sale, changes in fair value are recorded as an unrealized gain or loss in AOCI, a separate component of equity. Investments classified as held-to-maturity are carried at amortized cost and the changes in fair value have no impact on the results of operations. Effective January 1, 2018, as a result of the adoption of accounting standards updates (“ASU”) 2016-01, the classifications above no longer apply to equity securities and changes in fair value are recorded within “Other Income.”

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $6.6 billion as of June 30, 2018. For additional information, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities.”

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities which impacted the Company’s accounting and presentation related to equity investments. For additional details regarding the adoption of ASU 2016-01, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The following table sets forth “Realized investment gains (losses), net,” by investment type as well as related charges and adjustments, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Realized investment gains (losses), net:
PFI excluding Closed Block division	$575	$(1,174)	$1,002	$(1,020)
Closed Block division	110	82	108	355
Consolidated realized investment gains (losses), net	$685	$(1,092)	$1,110	$(665)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities(1)	$198	$180	$249	$314
Equity securities(2)	0	48	0	74
Commercial mortgage and other loans	8	13	19	26
Derivative instruments	303	(1,415)	661	(1,435)
Other	66	0	73	1
Total	$575	$(1,174)	$1,002	$(1,020)
Related adjustments	(182)	(203)	(522)	(423)
Realized investment gains (losses), net, and related adjustments	393	(1,377)	480	(1,443)
Related charges	(116)	698	(139)	802
Realized investment gains (losses), net, and related charges and adjustments	$277	$(679)	$341	$(641)
Closed Block Division:
Realized investment gains (losses), net:
Fixed maturity securities(1)	$(33)	$49	$(6)	$89
Equity securities(2)	0	116	0	346
Commercial mortgage and other loans	(3)	1	(2)	2
Derivative instruments	142	(81)	112	(72)
Other	4	(3)	4	(10)
Total	$110	$82	$108	$355
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income.”

PFI excluding Closed Block Division—Realized Investments Gains (Losses)

The following table sets forth net realized gains (losses) on fixed maturity securities (excluding securities classified as trading), for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Gross realized investment gains:
Gross gains on sales and maturities	$390	$341	$691	$651
Gross realized investment losses:
Net OTTI recognized in earnings(1)	(35)	(34)	(66)	(65)
Gross losses on sales and maturities	(154)	(120)	(373)	(264)
Credit-related losses on sales	(3)	(7)	(3)	(8)
Total gross realized investment losses	(192)	(161)	(442)	(337)
Realized investment gains (losses), net—Fixed Maturity Securities	$198	$180	$249	$314
Net gains (losses) on sales and maturities—Fixed Maturity Securities(2)	$236	$221	$318	$387
 __________

(1)
Excludes the portion of OTTI recorded in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(2)	Amounts exclude OTTI and credit-related losses through sales of investments due to expected near-term credit conditions of an underlying issuer.

2018 to 2017 Three Month Comparison

Net gains on sales and maturities of fixed maturity securities were $236 million and $221 million for the second quarter of 2018 and 2017, respectively, primarily driven by sales and maturities of U.S. and Australian dollar-denominated securities within our International Insurance segment. See below for additional information regarding OTTI of fixed maturity securities.

Net realized gains on equity securities were $48 million for the second quarter of 2017, primarily driven by net gains on sales of $51 million, offset by OTTI of $3 million.

Net realized gains on commercial mortgage and other loans were $8 million in the second quarter of 2018 primarily driven by net gains on originated mortgage servicing rights in our investment management business of $20 million, partially offset by an increase in the allowance for losses of $13 million. Net realized gains on commercial mortgage and other loans were $13 million in the second quarter of 2017 primarily driven by net gains on originated mortgage servicing rights in our investment management business. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loans Quality.”

Net realized gains on derivatives were $303 million in the second quarter of 2018, compared to net realized losses of $1,415 million in the second quarter of 2017. The net derivative gains in the second quarter of 2018 reflected gains of $528 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies; and net gains of $33 million primarily representing the fees earned on fee-based synthetic guaranteed investment contracts (“GICs”), which are accounted for as derivatives. Partially offsetting these gains were net losses of $181 million on foreign currency derivatives primarily in our Japanese insurance operations used to hedge non-yen denominated investments as the Japanese yen weakened against various currencies; and net losses of $73 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates increased. The net derivative losses for the second quarter of 2017 primarily reflected $1,730 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts predominantly as a result of changes in the NPR adjustment related to tightening credit spreads. Partially offsetting these losses were net gains of $273 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates decreased and $40 million of gains primarily representing the fees earned on fee-based synthetic GICs.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the second quarter of 2018 and 2017 included net negative related adjustments of $182 million and $203 million, respectively. Both periods’ results were primarily driven by settlements and changes in values related to interest rate and currency derivatives. Additionally, the second quarter of 2018 result was also driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net,”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the second quarter of 2018 included a net related charge of $116 million, compared to a net related benefit of $698 million for the second quarter of 2017. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

2018 to 2017 Six Month Comparison

Net gains on sales and maturities of fixed maturity securities were $318 million and $387 million in the first six months of 2018 and 2017, respectively, primarily driven by sales and maturities of U.S. and Australian dollar-denominated securities within our International Insurance segment. See below for additional information regarding OTTI of fixed maturity securities.

Net realized gains on equity securities were $74 million in the first six months of 2017, primarily driven by net gains on sales of $82 million, offset by OTTI of $8 million.

Net realized gains on commercial mortgage and other loans were $19 million in the first six months of 2018, primarily driven by net gains on originated mortgage servicing rights in our investment management business of $31million, partially offset by an increase in the allowance for losses of $15 million. Net realized gains on commercial mortgage and other loans in the first six months of 2017 were $26 million, primarily driven by net gains on originated mortgage servicing rights in our investment management business. For additional information regarding our allowance for losses, see “—General Account Investments—Commercial Mortgage and Other Loans—Commercial Mortgage and Other Loans Quality.”

Net realized gains on derivatives were $661 million in the first six months of 2018, compared to net realized losses of $1,435 million in the first six months of 2017. The net derivative gains in the first six months of 2018 reflected gains of $800 million on product-related embedded derivatives and related hedges mainly associated with certain variable annuity contracts; net gains of $180 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies; net gains of $61 million on foreign currency derivatives primarily in our Japanese insurance operations used to hedge non-yen denominated investments as the Japanese yen strengthened against various currencies; and net gains of $76 million primarily representing the fees earned on fee-based synthetic GICs, which are accounted for as derivatives. Partially offsetting these gains were net losses of $451 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates increased. The net derivative losses in the first six months of 2017 primarily reflected $1,738 million of losses on product-related embedded derivatives and related hedges mainly associated with certain variable annuity contracts and $184 million of losses on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. Partially offsetting these losses were net gains of $268 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates decreased, net gains of $105 million on currency derivatives primarily in Japan insurance operations used to hedge non-yen denominated investments as the Japanese yen strengthened against various currencies, and net gains of $79 million primarily representing the fees earned on fee-based synthetic GICs.

Results for the first six months of 2018 and 2017 included net negative related adjustments of $522 million and $423 million, respectively. Both periods’ results were driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net,” as well as settlements on interest rate and currency derivatives.

Results for the first six months of 2018 included a net related charge of $139 million, compared to a net related benefit of $802 million in the first six months of 2017. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, and other costs and certain policyholder reserves.

PFI excluding Closed Block Division—OTTI

The following tables set forth the composition of OTTI recorded in earnings attributable to PFI excluding the Closed Block division by investment type and for fixed maturity securities by reason, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Public fixed maturity securities	$13	$11	$28	$15
Private fixed maturity securities	22	23	38	50
Total fixed maturity securities(1)	35	34	66	65
Equity securities(2)	0	3	0	8
Other invested assets(3)	3	4	6	8
Total(4)	$38	$41	$72	$81
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Due to foreign exchange rate movements on securities approaching maturity	$8	$3	$16	$24
Due to securities actively marketed for sale	3	5	11	6
Due to credit events or adverse conditions of the respective issuer(1)	24	26	39	35
Total fixed maturity securities(2)(3)	$35	$34	$66	$65
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

2018 to 2017 Three Month Comparison

Fixed maturity security OTTI in the second quarter of 2018 were concentrated in the utility, energy and consumer cyclical sectors within corporate securities and were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers and securities approaching maturity with losses from foreign currency exchange rate movements which were primarily hedged with derivatives that had an offsetting realized gain. Fixed maturity security OTTI in the second quarter of 2017 were concentrated in the energy and utility sectors within corporate securities and were related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Equity security OTTI in the second quarter of 2017 were primarily driven by the extent and duration of declines in values.

2018 to 2017 Six Month Comparison

Fixed maturity security OTTI in the first six months of 2018 were concentrated in the energy, utility and consumer cyclical sectors within corporate securities and were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers and securities approaching maturity with losses from foreign currency exchange rate movements which were primarily hedge with derivatives that had an offsetting realized gain. Fixed maturity security OTTI in the first six months of 2017 were concentrated in the energy, finance and utility sectors within corporate securities and were related to securities with credit events or other adverse conditions of the respective issuers as well as securities approaching maturity with losses from foreign currency exchange rate movements which were primarily hedged with derivatives that had an offsetting realized gain.

Equity security OTTI in the first six months of 2017 were primarily driven by the extent and duration of declines in values.

Closed Block Division—Realized Investments Gains (Losses) and OTTI

Net realized losses on fixed maturity securities were $33 million in the second quarter of 2018, primarily due to OTTI of $23 million and net losses of $10 million on sales and maturities. Net realized gains on fixed maturity securities of $49 million in the second quarter of 2017 were primarily due to net gains of $61 million on sales and maturities offset by OTTI of $12 million. Net realized losses on fixed maturity securities were $6 million in the first six months of 2018, primarily due to OTTI of $31 million offset by net gains of $25 million on sales and maturities. Net realized gains on fixed maturity securities of $89 million in the first six months of 2017 were primarily due to net gains of $124 million on sales and maturities offset by OTTI of $35 million.

Net realized gains on equity securities were $116 million in the second quarter of 2017, primarily driven by net gains on sales of $118 million, offset by OTTI of $2 million. Net realized gains on equity securities were $346 million in the first six months of 2017, primarily driven by net gains on sales of $349 million, offset by OTTI of $3 million.

Net realized gains on derivatives were $142 million in the second quarter of 2018, compared to net realized losses of $81 million in the second quarter of 2017. The net derivative gains in the second quarter of 2018 primarily reflected gains of $133 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies. The net derivative losses in the second quarter of 2017 primarily reflected losses of $75 million on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies. Net realized gains on derivatives were $112 million in the first six months of 2018, compared to net realized losses of $72 million in the first six months of 2017. The net derivative gains in the first six months of 2018 primarily reflected gains of $90 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies and gains of $22 million on net short interest rate derivatives used to manage duration as swap rates increased. The net derivative losses in the first six months of 2017 primarily reflected losses of $74 million on currency derivatives used to hedge foreign-denominated investments as the U.S. dollar weakened against various currencies.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, policy loans and non-coupon investments, which include equity securities and other invested assets such as LPs/LLCs, real estate held through direct ownership, derivative instruments and seed money investments in separate accounts. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our PGIM segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	June 30, 2018
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$257,231	64.2%	$26,291	$283,522
Public, held-to-maturity, at amortized cost	1,747	0.4	0	1,747
Private, available-for-sale, at fair value	44,090	11.0	13,088	57,178
Private, held-to-maturity, at amortized cost	273	0.1	0	273
Fixed maturities, trading, at fair value	1,584	0.4	190	1,774
Assets supporting experience-rated contractholder liabilities, at fair value	21,497	5.4	0	21,497
Equity securities, at fair value	4,428	1.1	2,149	6,577
Commercial mortgage and other loans, at book value	49,354	12.2	8,898	58,252
Policy loans, at outstanding balance	7,466	1.9	4,469	11,935
Other invested assets(1)	7,883	2.0	3,335	11,218
Short-term investments	5,337	1.3	364	5,701
Total general account investments	400,890	100.0%	58,784	459,674
Invested assets of other entities and operations(2)	4,845		0	4,845
Total investments	$405,735		$58,784	$464,519

	December 31, 2017
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$260,430	64.7%	$27,448	$287,878
Public, held-to-maturity, at amortized cost	1,747	0.4	0	1,747
Private, available-for-sale, at fair value	44,479	11.1	13,814	58,293
Private, held-to-maturity, at amortized cost	302	0.1	0	302
Fixed maturities, trading, at fair value	1,589	0.4	200	1,789
Assets supporting experience-rated contractholder liabilities, at fair value	22,097	5.5	0	22,097
Equity securities, at fair value	4,276	1.1	2,479	6,755
Commercial mortgage and other loans, at book value	46,394	11.5	9,017	55,411
Policy loans, at outstanding balance	7,348	1.8	4,543	11,891
Other invested assets(1)	7,510	1.9	3,159	10,669
Short-term investments	6,103	1.5	631	6,734
Total general account investments	402,275	100.0%	61,291	463,566
Invested assets of other entities and operations(2)	6,305		0	6,305
Total investments(3)	$408,580		$61,291	$469,871
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2018 was primarily due to an increase in U.S. interest rates and credit spread widening, partially offset by the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2018 and December 31, 2017, 43% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$130,921	$128,332
Public, held-to-maturity, at amortized cost	1,747	1,747
Private, available-for-sale, at fair value	15,185	14,538
Private, held-to-maturity, at amortized cost	273	302
Fixed maturities, trading, at fair value	180	257
Assets supporting experience-rated contractholder liabilities, at fair value	2,570	2,586
Equity securities, at fair value	2,191	2,151
Commercial mortgage and other loans, at book value	16,287	14,268
Policy loans, at outstanding balance	2,613	2,545
Other invested assets(1)	1,577	2,021
Short-term investments	416	244
Total Japanese general account investments(2)	$173,960	$168,991
__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The increase in general account investments related to our Japanese insurance operations in the first six months of 2018 was primarily attributable to the reinvestment of net investment income, net business inflows and the translation impact of the yen strengthening against the U.S. dollar.

As of June 30, 2018, our Japanese insurance operations had $63.3 billion, at carrying value, of investments denominated in U.S. dollars, including $3.8 billion that were hedged to yen through third-party derivative contracts and $46.9 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2017, our Japanese insurance operations had $62.6 billion, at carrying value, of investments denominated in U.S. dollars, including $5.8 billion that were hedged to yen through third-party derivative contracts and $43.8 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $0.7 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2017 was primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income, partially offset by the reduction of the U.S. dollar investments hedged back to yen through third-party derivatives.

Our Japanese insurance operations had $10.8 billion and $11.4 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2018 and December 31, 2017, respectively. The $0.6 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2017 was primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2018 to 2017 Three Month Comparison

	Three Months Ended June 30, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(4)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.68%	$1,747	2.87%	$922	3.84%	$2,669	$433	$3,102
Assets supporting experience-rated contractholder liabilities	3.69	174	1.14	7	3.38	181	0	181
Equity securities	1.56	9	5.48	30	3.50	39	14	53
Commercial mortgage and other loans	3.98	328	3.93	156	3.97	484	105	589
Policy loans	5.35	65	3.83	25	4.81	90	66	156
Short-term investments and cash equivalents	2.02	61	1.92	10	2.01	71	9	80
Other invested assets(2)	3.60	66	6.47	33	4.21	99	16	115
Gross investment income	4.32	2,450	3.04	1,183	3.80	3,633	643	4,276
Investment expenses	(0.15)	(99)	(0.12)	(60)	(0.14)	(159)	(52)	(211)
Investment income after investment expenses	4.17%	2,351	2.92%	1,123	3.66%	3,474	591	4,065
Investment results of other entities and operations(3)		31		0		31	0	31
Total investment income		$2,382		$1,123		$3,505	$591	$4,096

	Three Months Ended June 30, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(4)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.53%	$1,601	3.05%	$910	3.85%	$2,511	$441	$2,952
Assets supporting experience-rated contractholder liabilities	3.50	171	1.11	6	3.25	177	0	177
Equity securities	5.83	74	2.86	21	4.71	95	14	109
Commercial mortgage and other loans	4.06	321	4.26	133	4.12	454	124	578
Policy loans	5.35	62	3.95	25	4.87	87	68	155
Short-term investments and cash equivalents	1.26	35	1.44	4	1.27	39	6	45
Other invested assets(2)	5.87	94	8.24	39	6.41	133	63	196
Gross investment income	4.34	2,358	3.20	1,138	3.89	3,496	716	4,212
Investment expenses	(0.13)	(73)	(0.12)	(44)	(0.13)	(117)	(44)	(161)
Investment income after investment expenses	4.21%	2,285	3.08%	1,094	3.76%	3,379	672	4,051
Investment results of other entities and operations(3)		38		0		38	0	38
Total investment income		$2,323		$1,094		$3,417	$672	$4,089
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on quarterly average amortized cost. Yields for fixed maturities, short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields have been revised to conform to current period presentation.

(2)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading, which are included in Other invested assets.

(3)	Includes net investment income of our investment management operations and derivative operations.

(4)	The total yield was 3.75% and 3.92% for the three months ended June 30, 2018 and 2017, respectively.

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily the result of lower yields from non-coupon investments.

The decrease in net investment income yield on the Japanese insurance operations’ portfolio, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily attributable to lower fixed income reinvestment rates and lower fixed maturity prepayment fees and call premiums.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $43.6 billion and $41.2 billion for the three months ended June 30, 2018 and 2017, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.0 billion and $10.2 billion for the three months ended June 30, 2018 and 2017, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2018 to 2017 Six Month Comparison

	Six Months Ended June 30, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(4)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.65%	$3,449	2.92%	$1,845	3.86%	$5,294	$857	$6,151
Assets supporting experience-rated contractholder liabilities	3.66	347	1.94	25	3.45	372	0	372
Equity securities	1.68	19	3.54	38	2.61	57	24	81
Commercial mortgage and other loans	3.99	647	3.92	299	3.97	946	208	1,154
Policy loans	5.34	128	3.86	50	4.82	178	130	308
Short-term investments and cash equivalents	1.81	115	1.91	17	1.82	132	17	149
Other invested assets(2)	3.36	120	5.62	60	3.87	180	49	229
Gross investment income	4.28	4,825	3.06	2,334	3.79	7,159	1,285	8,444
Investment expenses	(0.14)	(185)	(0.12)	(113)	(0.14)	(298)	(101)	(399)
Investment income after investment expenses	4.14%	4,640	2.94%	2,221	3.65%	6,861	1,184	8,045
Investment results of other entities and operations(3)		49		0		49	0	49
Total investment income		$4,689		$2,221		$6,910	$1,184	$8,094

	Six Months Ended June 30, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(4)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.55%	$3,182	3.05%	$1,786	3.87%	$4,968	$869	$5,837
Assets supporting experience-rated contractholder liabilities	3.61	351	1.88	21	3.43	372	0	372
Equity securities	5.34	131	2.45	36	4.24	167	28	195
Commercial mortgage and other loans	4.04	630	4.11	250	4.06	880	231	1,111
Policy loans	5.36	125	3.94	48	4.88	173	135	308
Short-term investments and cash equivalents	1.19	67	1.34	7	1.20	74	13	87
Other invested assets(2)	8.92	285	8.60	73	8.85	358	126	484
Gross investment income	4.42	4,771	3.19	2,221	3.94	6,992	1,402	8,394
Investment expenses	(0.14)	(143)	(0.12)	(87)	(0.13)	(230)	(85)	(315)
Investment income after investment expenses	4.28%	4,628	3.07%	$2,134	3.81%	6,762	1,317	8,079
Investment results of other entities and operations(3)		71		0		71	0	71
Total investment income		$4,699		$2,134		$6,833	$1,317	$8,150
__________

(1)
Yields are annualized, for interim periods, and are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on quarterly average amortized cost. Yields for fixed maturities, short-term investments and cash equivalents are calculated net of liabilities and rebate expenses corresponding to securities lending activity. Yields exclude investment income on assets other than those included in invested assets. Prior period yields have been revised to conform to current period presentation.

(2)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading, which are included in Other invested assets.

(3)	Includes net investment income of our investment management operations and derivative operations.

(4)	The total yield was 3.74% and 3.95% for the six months ended June 30, 2018 and 2017, respectively. Prior period yield has been revised to conform to current period presentation.

The decrease in net investment income yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily the result of lower yields from non-coupon investments.

The decrease in net investment income yield on the Japanese insurance operations’ portfolio, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily attributable to lower fixed income reinvestment rates; lower yields from non-coupon investments and lower fixed maturity prepayment fees and call premiums.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $43.6 billion and $40.8 billion for the six months ended June 30, 2018 and 2017, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $10.1 billion and $10.1 billion for the six months ended June 30, 2018 and 2017, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Retail-Related Investments

As of June 30, 2018, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $6 billion of corporate fixed maturities of which 88% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 49% and weighted-average debt service coverage ratio of 2.39 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs.

In addition, we held approximately $9 billion of commercial mortgage-backed securities, of which approximately 89% and 11% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.

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

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2018				December 31, 2017
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$27,402	$794	$628	$27,568	$25,906	$1,646	$84	$27,468
Consumer non-cyclical	24,171	1,385	575	24,981	24,812	2,359	140	27,031
Utility	21,924	1,269	545	22,648	22,265	2,196	118	24,343
Capital goods	10,972	651	251	11,372	11,232	1,076	52	12,256
Consumer cyclical	10,507	513	213	10,807	11,011	972	77	11,906
Foreign agencies	5,621	840	58	6,403	5,619	996	17	6,598
Energy	10,895	611	310	11,196	10,621	998	137	11,482
Communications	6,287	478	217	6,548	6,266	782	77	6,971
Basic industry	5,808	331	122	6,017	6,061	590	37	6,614
Transportation	8,287	498	161	8,624	8,179	777	28	8,928
Technology	3,949	204	68	4,085	4,373	318	33	4,658
Industrial other	4,004	208	89	4,123	3,866	348	23	4,191
Total corporate securities	139,827	7,782	3,237	144,372	140,211	13,058	823	152,446
Foreign government(3)	93,847	16,014	403	109,458	88,539	15,848	291	104,096
Residential mortgage-backed(4)	3,433	141	42	3,532	3,801	191	10	3,982
Asset-backed	9,512	144	20	9,636	8,389	214	7	8,596
Commercial mortgage-backed	8,831	52	184	8,699	8,850	188	64	8,974
U.S. Government	16,191	2,561	529	18,223	16,591	3,005	306	19,290
State & Municipal	9,130	698	39	9,789	8,945	1,016	6	9,955
Total(5)	$280,771	$27,392	$4,454	$303,709	$275,326	$33,520	$1,507	$307,339
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $368 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of June 30, 2018, compared to $381 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2017, on securities classified as held-to-maturity.

(3)
As of both June 30, 2018 and December 31, 2017, based on amortized cost, 75% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 10% and 11% of the balance, respectively.

(4)	As of both June 30, 2018 and December 31, 2017, based on amortized cost, more than 99% were rated A or higher.

(5)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The decrease in net unrealized gains from December 31, 2017 to June 30, 2018 was primarily due to an increase in U.S. interest rates and credit spread widening.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2018				December 31, 2017
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$211,514	$23,911	$2,621	$232,804	$207,791	$27,550	$925	$234,416
2	52,050	2,585	1,379	53,256	50,751	4,560	335	54,976
Subtotal High or Highest Quality Securities(5)	263,564	26,496	4,000	286,060	258,542	32,110	1,260	289,392
3	10,629	359	282	10,706	10,201	670	79	10,792
4	4,906	375	127	5,154	4,681	501	105	5,077
5	1,457	152	41	1,568	1,666	225	57	1,834
6	215	10	4	221	236	14	6	244
Subtotal Other Securities(6)(7)	17,207	896	454	17,649	16,784	1,410	247	17,947
Total Fixed Maturities	$280,771	$27,392	$4,454	$303,709	$275,326	$33,520	$1,507	$307,339
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of June 30, 2018 and December 31, 2017, 1,018 securities with amortized cost of $4,209 million (fair value, $4,178 million) and 982 securities with amortized cost of $6,022 million (fair value, $6,217 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $368 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of June 30, 2018, compared to $381 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2017, on securities classified as held-to-maturity.

(4)
As of June 30, 2018, includes gross unrealized losses of $295 million on public fixed maturities and $159 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2017, includes gross unrealized losses of $156 million on public fixed maturities and $91 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of June 30, 2018, includes $226,345 million of public fixed maturities and $37,219 million of private fixed maturities and, as of December 31, 2017, includes $222,763 million of public fixed maturities and $35,779 million of private fixed maturities.

(6)
On an amortized cost basis, as of June 30, 2018, includes $10,525 million of public fixed maturities and $6,682 million of private fixed maturities and, as of December 31, 2017, includes $9,975 million of public fixed maturities and $6,809 million of private fixed maturities.

(7)
On an amortized cost basis, as of June 30, 2018, securities considered below investment grade based on lowest of external rating agency ratings total $18,013 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	June 30, 2018				December 31, 2017
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,848	$8,874	$7,808	$7,697	$7,613	$7,686	$8,002	$8,125
AA	418	445	1,011	989	419	442	816	818
A	31	36	2	3	40	46	23	22
BBB	27	27	9	9	42	43	9	9
BB and below	188	254	1	1	275	379	0	0
Total(4)	$9,512	$9,636	$8,831	$8,699	$8,389	$8,596	$8,850	$8,974
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2018, including Standard & Poor’s, Moody’s, Fitch and Morningstar.

(2)
Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types. As of June 30, 2018 and December 31, 2017, based on amortized cost, 78% and 79%, respectively, were collateralized loan obligations rated A or higher.

(3)	As of June 30, 2018 and December 31, 2017, based on amortized cost, 96% and 95%, respectively, were securities with vintages of 2013 or later.

(4)	Excludes securities held outside the general account in other entities and operations.

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
As of June 30, 2018, and December 31, 2017, PFI excluding the Closed Block division had $1,245 million and $1,136 million of notional amounts of exposure where we have sold credit protection through credit derivatives, respectively, reported at fair value as an asset of $15 million and $20 million, respectively. “Realized investment gains (losses), net” from credit derivatives we sold were a gain of $3 million and less than $1 million for the three months ended June 30, 2018 and 2017 and a gain of $5 million and $1 million for the six months ended June 30, 2018 and 2017, respectively.
In addition to selling credit protection, we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. As of June 30, 2018, and December 31, 2017, PFI excluding the Closed Block division had $72 million and $100 million of notional amounts, respectively, reported at fair value as a liability of $1 million for both periods. “Realized investment gains (losses), net” from credit derivatives we purchased were a loss of less than $1 million and $1 million for the three months ended June 30, 2018 and 2017 and a loss of $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.
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

OTTI of general account fixed maturity securities attributable to PFI excluding the Closed Block division that were recognized in earnings were $35 million and $34 million for the three months ended June 30, 2018 and 2017, respectively and $66 million and $65 million for the six months ended June 30, 2018 and 2017, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.
Assets Supporting Experience-Rated Contractholder Liabilities (ASCL)

The following table sets forth the composition of the “ASCL” portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$340	$340	$245	$245
Fixed maturities:
Corporate securities	13,263	13,140	13,816	14,073
Commercial mortgage-backed securities	2,390	2,350	2,294	2,311
Residential mortgage-backed securities	888	867	961	966
Asset-backed securities	1,470	1,493	1,363	1,392
Foreign government bonds	1,063	1,061	1,050	1,057
U.S. government authorities and agencies and obligations of U.S. states	579	619	357	410
Total fixed maturities(1)	19,653	19,530	19,841	20,209
Equity securities	1,367	1,627	1,278	1,643
Total assets supporting experience-rated contractholder liabilities(2)	$21,360	$21,497	$21,364	$22,097
__________

(1)	As a percentage of amortized cost, 92% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both June 30, 2018 and December 31, 2017.

(2)	As a percentage of amortized cost, 78% and 80% of the portfolio consisted of public securities as of June 30, 2018 and December 31, 2017, respectively.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage and agricultural property loans	$48,617	$45,623
Uncollateralized loans	663	661
Residential property loans	176	196
Other collateralized loans	4	5
Total recorded investment gross of allowance(1)	49,460	46,485
Valuation allowance	(106)	(91)
Total net commercial mortgage and other loans(2)	$49,354	$46,394
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both June 30, 2018 and December 31, 2017.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	June 30, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$16,312	33.6%	$14,965	32.8%
South Atlantic	8,764	18.0	8,666	19.0
Middle Atlantic	6,020	12.4	5,776	12.7
East North Central	2,546	5.2	2,440	5.3
West South Central	5,220	10.7	4,671	10.2
Mountain	2,235	4.6	2,027	4.5
New England	1,903	3.9	1,774	3.9
West North Central	601	1.3	641	1.4
East South Central	645	1.3	612	1.3
Subtotal-U.S.	44,246	91.0	41,572	91.1
Europe	2,678	5.5	2,528	5.5
Asia	654	1.3	619	1.4
Other	1,039	2.2	904	2.0
Total commercial mortgage and agricultural property loans	$48,617	100.0%	$45,623	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	June 30, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$9,531	19.6%	$8,444	18.5%
Retail	6,722	13.8	6,595	14.5
Office	10,986	22.6	10,020	22.0
Apartments/Multi-Family	13,987	28.8	12,993	28.5
Other	3,255	6.7	3,336	7.3
Agricultural properties	2,521	5.2	2,526	5.5
Hospitality	1,615	3.3	1,709	3.7
Total commercial mortgage and agricultural property loans	$48,617	100.0%	$45,623	100.0%

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

As of June 30, 2018, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.41 times and a weighted-average loan-to-value ratio of 55%. As of June 30, 2018, 97% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2018, the weighted-average debt service coverage ratio was 2.31 times, and the weighted-average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.4 billion and approximately $1.5 billion of such loans as of June 30, 2018 and December 31, 2017, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of June 30, 2018, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2018
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$26,079	$612	$230	$26,921
60%-69.99%	14,499	501	146	15,146
70%-79.99%	5,733	646	0	6,379
80% or greater	55	116	0	171
Total commercial mortgage and agricultural property loans	$46,366	$1,875	$376	$48,617

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	June 30, 2018
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2018	$4,922	10.1%
2017	7,919	16.3
2016	7,276	15.0
2015	7,096	14.6
2014	6,676	13.7
2013	6,359	13.1
2012	3,343	6.9
2011 & Prior	5,026	10.3
Total commercial mortgage and agricultural property loans	$48,617	100.0%

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

The following table sets forth the change in valuation allowances for our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in millions)
Allowance, beginning of year	$91	$90
Addition to (release of) allowance for losses	15	1
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	0
Allowance, end of period	$106	$91
Loan-specific reserve	$15	$5
Portfolio reserve	$91	$86

The allowance for losses as of June 30, 2018 increased compared to December 31, 2017 primarily due to additions to the loan specific reserve from credit quality deterioration of certain loans in the portfolio.

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$1,069	$256	$2	$1,323	$778	$157	$0	$935
Other common stocks	2,240	916	60	3,096	2,215	1,145	30	3,330
Non-redeemable preferred stocks	9	1	1	9	11	1	1	11
Equity securities, at fair value(1)(2)	$3,318	$1,173	$63	$4,428	$3,004	$1,303	$31	$4,276
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income,” was $(34) million and $(111) million during the three and six months ended June 30, 2018, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,080	$2,067
Hedge funds	577	400
Real estate-related	482	268
Subtotal equity method	3,139	2,735
Fair value:
Private equity	863	731
Hedge funds	1,374	1,361
Real estate-related	61	63
Subtotal fair value(1)	2,298	2,155
Total LPs/LLCs	5,437	4,890
Real estate held through direct ownership(2)	1,735	1,875
Derivative instruments	89	113
Other(3)	622	632
Total other invested assets(4)	$7,883	$7,510
__________

(1)	As of December 31, 2017, $794 million was accounted for using the cost method.

(2)	As of June 30, 2018 and December 31, 2017, real estate held through direct ownership had mortgage debt of $751 million and $799 million, respectively.

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

OTTI on other invested assets attributable to PFI excluding the Closed Block division that were recognized in earnings were $3 million and $4 million for three months ended June 30, 2018 and 2017, respectively, and $6 million and $8 million for the six months ended June 30, 2018 and 2017, respectively. For a further discussion of OTTI, see “—Realized Investment Gains and Losses” above.

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

	June 30, 2018	December 31, 2017
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$450	$608
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value	1,142	1,718
Equity securities, at fair value	614	574
Commercial mortgage and other loans, at book value(1)	370	634
Other invested assets	2,241	2,704
Short-term investments	27	66
Total investments(2)	$4,845	$6,305
__________

(1)	Book value is generally based on unpaid principal balance, net of any allowance for losses, or at fair value, when the fair value option has been elected.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

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

During the six months ended June 30, 2018, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $750 million of shares of our Common Stock and declared aggregate Common Stock dividends of $769 million;

•	We issued $1.0 billion of medium-term notes to be utilized for general corporate purposes, which may include refinancing portions of our medium-term notes maturing through 2018;

•	We redeemed our $600 million 8.875% Fixed-to-Floating Rate Junior Subordinated Note due 2068;

•	We obtained additional financing for Regulation XXX reserves by entering into a new captive financing facility for $1.6 billion, of which $100 million was outstanding as of June 30, 2018;

•
We obtained additional financing for Guideline AXXX reserves by increasing an existing captive financing facility by $1 billion, for a total of $2 billion, of which $1,466 million was outstanding as of June 30, 2018; and

•	We entered into a yearly renewable term reinsurance agreement which resulted in a reduction in risk-based capital required to be held in our Group Insurance segment.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2018, the Company had $48.4 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2018	December 31, 2017
	(in millions)
Equity(1)(2)	$36,577	$37,162
Junior subordinated debt (including hybrid securities)	6,026	6,622
Other capital debt	5,799	5,402
Total capital	$48,402	$49,186
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

(2)	Prior period amount has been restated to conform to current period presentation. See Note 2 to our Unaudited Interim Consolidated Financial Statements for details.

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

In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions are subject to approval by the NAIC’s Financial Condition Committee and, if approved, will apply to the calculation of our domestic insurance life insurance companies’ RBC ratios as of December 31, 2018. While there is no impact on our ability to pay claims, the revisions to the RBC framework for the reduction of the corporate tax rate under the Tax Act of 2017 have the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios. Also, our statutory capital position will be adversely impacted by the increase in reserves for our Long-Term Care business resulting from our annual reviews and update of assumptions and other refinements, as discussed above.  The Company expects to have the necessary resources to maintain its “AA” ratings targets considering these impacts.

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2018, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	822%
Gibraltar Life consolidated(2)	919%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

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

Capital Protection Framework

We employ a Capital Protection Framework (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis for our insurance subsidiaries under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses and foreign currency exchange rates. In evaluating these potential impacts, we assess risk holistically at the enterprise level, recognizing that our business mix may produce results that partially offset on a net basis.

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

The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2018.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2018	$0.90	$387	3.3	$375
June 30, 2018	$0.90	$382	3.7	$375

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

As of June 30, 2018, Prudential Financial had highly liquid assets with a carrying value totaling $5,581 million, an increase of $391 million from December 31, 2017. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the balance of this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,697 million as of June 30, 2018, an increase of $321 million from December 31, 2017.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Six Months Ended June 30, 2018
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,114
Proceeds from the issuance of senior debt	994
Proceeds from stock-based compensation and exercise of stock options	187
Net income tax receipts	65
Total sources	3,360
Uses:
Common stock dividends(2)	769
Share repurchases	739
Repayments on long-term external debt	705
Interest paid on external debt	441
Capital contributions to subsidiaries(3)	284
Other, net	101
Total uses	3,039
Net increase (decrease) in highly liquid assets	$321
__________

(1)
Includes dividends and/or returns of capital of $1,173 million from international insurance subsidiaries, $550 million from PALAC, $307 million from PGIM subsidiaries, $79 million from Prudential Annuities Holding Company, and $5 million from other subsidiaries.

(2)	Includes cash payments made on dividends declared in prior periods.

(3)	Reflects capital contributions of $194 million to international insurance subsidiaries and $90 million to PICA.

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

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During the first six months of 2018, Prudential Financial received extraordinary dividends of $550 million from PALAC.

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

During the first six months of 2018, Prudential Financial received $942 million from Prudential International Insurance Holdings, the domestic parent of our international insurance subsidiaries, all of which was received from Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations. Of this amount, $260 million was sent to PHJ from its subsidiaries in 2016 and had been retained at PHJ since that time. PHJ received the remaining $682 million as a common stock dividend from its subsidiaries in 2018.

Other subsidiaries. The ability of our PGIM subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2018
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2017
	(in billions)
Cash and short-term investments	$6.3	$1.2	$0.4	$1.9	$0.1	$9.9	$11.7
Fixed maturity investments(1):
High or highest quality	102.1	34.9	18.9	9.2	4.8	169.9	175.1
Other than high or highest quality	7.2	2.8	1.6	0.5	0.4	12.5	13.8
Subtotal	109.3	37.7	20.5	9.7	5.2	182.4	188.9
Public equity securities, at fair value	0.2	2.1	0.0	0.0	0.0	2.3	2.8
Total	$115.8	$41.0	$20.9	$11.6	$5.3	$194.6	$203.4
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2018
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2017
	(in billions)
Cash and short-term investments	$1.1	$2.8	$1.2	$5.1	$4.2
Fixed maturity investments(3):
High or highest quality(4)	38.4	89.5	18.6	146.5	145.2
Other than high or highest quality	1.0	3.6	1.6	6.2	6.0
Subtotal	39.4	93.1	20.2	152.7	151.2
Public equity securities	1.8	1.8	0.9	4.5	4.5
Total	$42.3	$97.7	$22.3	$162.3	$159.9
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of June 30, 2018, $109.5 billion, or 75%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of June 30, 2018, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $1.7 billion compared to a net receive position of $3.3 billion as of December 31, 2017. The change in collateral position was primarily driven by an increase in interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of June 30, 2018, we have hedged 100%, 93%, 53% and 10% of expected yen-based earnings for 2018, 2019, 2020 and 2021, respectively.

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

	Six Months Ended June 30,
Cash Settlements:	2018	2017
	(in millions)
Income Hedges (External)(1)	$(30)	$1
Equity Hedges:
Internal(2)	14	(32)
External	154	(115)
Total Equity Hedges	168	(147)
Total Cash Settlements	$138	$(146)

	As of
	June 30,	December 31,
Assets (Liabilities):	2018	2017
	(in millions)
Income Hedges (External)(3)	$50	$(42)
Equity Hedges:
Internal(2)	404	623
External	147	303
Total Equity Hedges(4)	551	926
Total Assets (Liabilities)	$601	$884
__________

(1)
Includes non-yen related cash settlements of $(17) million, primarily denominated in Korean won, Chilean peso and Australian dollar and $(1) million, primarily denominated in Korean won and Brazilian real, for the six months ended June 30, 2018 and 2017, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)
Includes non-yen related assets of $28 million, primarily denominated in Brazilian real and Australian dollar, and liabilities of $(65) million, primarily denominated in Korean won and Australian dollar, as of June 30, 2018 and December 31, 2017, respectively.

(4)
As of June 30, 2018, approximately $172 million, $484 million and $(106) million of the net market value is scheduled to settle in 2018, 2019 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

PGIM operations

The principal sources of liquidity for our fee-based PGIM businesses include asset management fees and commercial mortgage origination and servicing fees. The principal uses of liquidity include general and administrative expenses and distributions of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based PGIM businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee-based PGIM businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our strategic investments held in our PGIM businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2017.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs and a put option agreement. For more information on these sources of liquidity, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2018			December 31, 2017
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,488	$3,052	$9,540	$4,960	$3,440	$8,400
Cash collateral for loaned securities	3,371	936	4,307	3,203	1,151	4,354
Securities sold but not yet purchased	4	0	4	3	0	3
Total(1)	$9,863	$3,988	$13,851	$8,166	$4,591	$12,757
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$4,528	$914	$5,442	$3,838	$1,393	$5,231
Weighted average maturity, in days(2)	10	4		12	3
__________

(1)
The daily weighted average outstanding balance for the three and six months ended June 30, 2018 was $9,225 million and $9,052 million, respectively, for PFI excluding the Closed Block division, and $4,509 million and $4,628 million, respectively, for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of June 30, 2018, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $111.8 billion, of which $13.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2018, we believe approximately $15.1 billion of the remaining eligible assets are readily lendable, including approximately $10.7 billion relating to PFI excluding the Closed Block division, of which $3.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.4 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2018, total short-term and long-term debt of the Company on a consolidated basis was $18.8 billion, an increase of $236 million from December 31, 2017. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	June 30, 2018			December 31, 2017
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$19	$516	$535	$50	$500	$550
Current portion of long-term debt	1,480	0	1,480	830	0	830
Subtotal	1,499	516	2,015	880	500	1,380
General obligation long-term debt:
Senior debt	8,982	173	9,155	8,738	173	8,911
Junior subordinated debt	5,970	56	6,026	6,566	56	6,622
Surplus notes(1)	0	841	841	0	840	840
Subtotal	14,952	1,070	16,022	15,304	1,069	16,373
Total general obligations	16,451	1,586	18,037	16,184	1,569	17,753
Limited and non-recourse borrowings(2):
Current portion of long term debt	0	41	41	0	0	0
Long-term debt	0	710	710	0	799	799
Total limited and non-recourse borrowings	0	751	751	0	799	799
Total borrowings	$16,451	$2,337	$18,788	$16,184	$2,368	$18,552
__________

(1)	Amounts are net of assets under set-off arrangements of $8,419 million and $7,287 million as of June 30, 2018, and December 31, 2017, respectively.

(2)	Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of June 30, 2018, and December 31, 2017, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Financial’s borrowings increased $267 million from December 31, 2017, driven by the issuance of $1 billion of senior debt, offset by the redemption of $600 million of junior subordinated notes, $101 million of retail note maturities, and a $31 million decrease in commercial paper outstanding. Borrowings of our subsidiaries decreased $31 million from December 31, 2017, primarily driven by a $50 million mortgage prepayment, partially offset by a $16 million increase in commercial paper outstanding.

Term and Universal Life Reserve Financing

We use captive reinsurance subsidiaries to finance the portion of the statutory reserves required to be held by our domestic life insurance companies under Regulation XXX and Guideline AXXX that we consider to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our captive reinsurers and the issuance of surplus notes by those captives that are treated as capital for statutory purposes. These surplus notes are subordinated obligations, and the payment of principal on the surplus notes can be made with prior insurance regulatory approval.

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2018, we had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $10,619 million was outstanding, as compared to an aggregate issuance capacity of $11,100 million, of which $9,487 million was outstanding, as of December 31, 2017. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2018.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of June 30, 2018		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	3,003		3,500
XXX	2014-2017	2022-2034	2,200	(2)	2,200
XXX	2014-2017	2024-2037	2,100		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	$100		$1,600
Total Credit-Linked Note Structures			$10,619		$13,700
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $2.2 billion surplus note represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of June 30, 2018, we also had outstanding an aggregate of $2.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.8 billion relates to Guideline AXXX reserves, all of which was issued by Prudential Financial. In addition, as of June 30, 2018, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

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

Off-Balance Sheet Arrangements

Guarantees, Other Contingencies and Other Contingent Commitments

In the course of our business, we provide certain guarantees and indemnities to third-parties pursuant to which we may be contingently required to make payments in the future. We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “—Commitments and Guarantees” within Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity—Liquidity associated with other activities—PGIM operations.”

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of June 30, 2018, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2018, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2018 through April 30, 2018	1,190,399	$105.15	1,188,781
May 1, 2018 through May 31, 2018	1,249,799	$100.37	1,245,300
June 1, 2018 through June 30, 2018	1,282,704	$97.73	1,279,069
Total	3,722,902	$100.99	3,713,150	$750,000,000
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

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.

Defined Terms

Board	Prudential Financial's Board of Directors	Moody's	Moody's Investor Service, Inc.
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for retired employees, their beneficiaries and covered dependents
Designated Financial Company	A non-bank financial company that is subject to stricter standards and supervision	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.
Exchange Act	The Securities Exchange Act of 1934	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Fitch	Fitch Ratings Inc.	S&P	Standard & Poor's Rating Services
Framework	Prudential's capital protection framework	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Accounting principles generally accepted in the United States of America

Acronyms

AG 48	Actuarial Guideline No. 48	IRS	Internal Revenue Service
ALM	Asset Liability Management	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ASCL	Assets Supporting Experience-rated Contractholder Liabilities	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Updates	NAIC	National Association of Insurance Commissioners
bps	Basis Points	NAV	Net Asset Value
DAC	Deferred Policy Acquisition Costs	NJDOBI	New Jersey Department of Banking and Insurance
DOL	U.S. Department of Labor	NPR	Non-Performance Risk
DSI	Deferred Sales Inducements	OCI	Other Comprehensive Income (Loss)
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTC	Over-The-Counter
FASB	Financial Accounting Standards Board	OTTI	Other-Than-Temporary Impairments
FSA	Financial Services Agency (an agency of the Japanese government)	RBC	Risk-Based Capital
GICs	Guaranteed Investment Contracts	SEC	Securities and Exchange Commission
GMAB	Guaranteed Minimum Accumulation Benefits	SVO	Securities Valuation Office
GMDB	Guaranteed Minimum Death Benefits	TIA	Trust Indenture Act
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.S.	The United States of America
GMWB	Guaranteed Minimum Withdrawal Benefits	VIEs	Variable Interest Entities
G-SII	Global Systemically Important Insurer	VOBA	Value of Business Acquired
HDI	Highest Daily Lifetime Income

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 3, 2018