Form 10-Q
period 2018-09-30
PRUDENTIAL FINANCIAL INC
filed 2018-11-08
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 413 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) changes in tax laws, (b) fiduciary rule developments, (c) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (d) insurer capital standards outside the U.S. and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2018 and December 31, 2017 (in millions, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2018-$321,168; 2017-$312,385)(1)	$340,970	$346,780
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2018-$2,287; 2017-$2,430)(1)	1,957	2,049
Fixed maturities, trading, at fair value (amortized cost: 2018-$3,162; 2017-$3,509)(1)(2)	3,083	3,507
Assets supporting experience-rated contractholder liabilities, at fair value(1)(2)	21,083	22,097
Equity securities, at fair value (cost: 2018-$5,149; 2017-$5,154)(1)(2)	7,058	7,329
Commercial mortgage and other loans (includes $401 and $593 measured at fair value under the fair value option at September 30, 2018 and December 31, 2017, respectively)(1)	59,336	56,045
Policy loans	11,928	11,891
Other invested assets (includes $5,206 and $3,159 measured at fair value at September 30, 2018 and December 31, 2017, respectively)(1)(2)	13,790	13,373
Short-term investments(2)	5,767	6,800
Total investments	464,972	469,871
Cash and cash equivalents(1)	12,466	14,490
Accrued investment income(1)	3,180	3,325
Deferred policy acquisition costs	19,789	18,992
Value of business acquired	1,962	1,591
Other assets(1)	16,938	17,250
Separate account assets	303,441	306,617
TOTAL ASSETS	$822,748	$832,136
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$260,797	$257,317
Policyholders’ account balances	149,130	148,189
Policyholders’ dividends	4,512	6,411
Securities sold under agreements to repurchase	9,176	8,400
Cash collateral for loaned securities	4,656	4,354
Income taxes	7,014	9,648
Short-term debt	2,393	1,380
Long-term debt	17,421	17,172
Other liabilities(1)	16,196	16,619
Notes issued by consolidated variable interest entities (includes $610 and $1,196 measured at fair value under the fair value option at September 30, 2018 and December 31, 2017, respectively)(1)	930	1,518
Separate account liabilities	303,441	306,617
Total liabilities	775,666	777,625
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both September 30, 2018 and December 31, 2017)	6	6
Additional paid-in capital	24,810	24,769
Common Stock held in treasury, at cost (245,720,188 and 230,537,166 shares at September 30, 2018 and December 31, 2017, respectively)	(17,246)	(16,284)
Accumulated other comprehensive income (loss)	9,150	17,074
Retained earnings	30,005	28,671
Total Prudential Financial, Inc. equity	46,725	54,236
Noncontrolling interests	357	275
Total equity	47,082	54,511
TOTAL LIABILITIES AND EQUITY	$822,748	$832,136
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

(2)	Prior period amounts have been reclassified to conform to current period presentation. See “Adoption of ASU 2016-01” in Note 2 for details.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2018 and 2017 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Premiums	$8,810	$7,795	$23,559	$22,602
Policy charges and fee income	1,498	1,502	4,482	3,760
Net investment income	4,046	4,076	12,140	12,226
Asset management and service fees	1,037	1,005	3,073	2,929
Other income (loss)	606	327	45	964
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(32)	(22)	(129)	(132)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	0	0	0	10
Other realized investment gains (losses), net	183	1,630	1,390	1,065
Total realized investment gains (losses), net	151	1,608	1,261	943
Total revenues	16,148	16,313	44,560	43,424
BENEFITS AND EXPENSES
Policyholders’ benefits	9,311	8,193	26,498	23,546
Interest credited to policyholders’ account balances	1,030	1,035	2,474	2,922
Dividends to policyholders	446	500	1,314	1,606
Amortization of deferred policy acquisition costs	563	643	1,764	1,166
General and administrative expenses	2,960	2,921	8,729	8,813
Total benefits and expenses	14,310	13,292	40,779	38,053
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,838	3,021	3,781	5,371
Total income tax expense (benefit)	184	800	604	1,320
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,654	2,221	3,177	4,051
Equity in earnings of operating joint ventures, net of taxes	21	20	62	58
NET INCOME (LOSS)	1,675	2,241	3,239	4,109
Less: Income (loss) attributable to noncontrolling interests	3	3	7	11
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,672	$2,238	$3,232	$4,098
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.97	$5.19	$7.62	$9.46
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.90	$5.09	$7.51	$9.29

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2018 and 2017 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$1,675	$2,241	$3,239	$4,109
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(274)	122	(315)	719
Net unrealized investment gains (losses)	(3,150)	153	(11,142)	1,835
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	71	62	200	161
Total	(3,353)	337	(11,257)	2,715
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(843)	101	(2,525)	757
Other comprehensive income (loss), net of taxes	(2,510)	236	(8,732)	1,958
Comprehensive income (loss)	(835)	2,477	(5,493)	6,067
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	3	5	(8)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(833)	$2,474	$(5,498)	$6,075

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2018 and 2017 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$6	$24,769	$28,671	$(16,284)	$17,074	$54,236	$275	$54,511
Cumulative effect of adoption of ASU 2016-01			904		(847)	57		57
Cumulative effect of adoption of ASU 2018-02			(1,653)		1,653	0		0
Common Stock acquired				(1,125)		(1,125)		(1,125)
Contributions from noncontrolling interests							102	102
Distributions to noncontrolling interests							(26)	(26)
Consolidations (deconsolidations) of noncontrolling interests							1	1
Stock-based compensation programs		41		163		204		204
Dividends declared on Common Stock			(1,149)			(1,149)		(1,149)
Comprehensive income:
Net income (loss)			3,232			3,232	7	3,239
Other comprehensive income (loss), net of tax					(8,730)	(8,730)	(2)	(8,732)
Total comprehensive income (loss)						(5,498)	5	(5,493)
Balance, September 30, 2018	$6	$24,810	$30,005	$(17,246)	$9,150	$46,725	$357	$47,082

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$6	$24,606	$21,946	$(15,316)	$14,621	$45,863	$225	$46,088
Cumulative effect of adoption of accounting changes		5	(5)			0		0
Elimination of Gibraltar Life reporting lag			167			167		167
Common Stock acquired				(937)		(937)		(937)
Contributions from noncontrolling interests							7	7
Distributions to noncontrolling interests							(31)	(31)
Consolidations (deconsolidations) of noncontrolling interests							(1)	(1)
Stock-based compensation programs		110		241		351		351
Dividends declared on Common Stock			(979)			(979)		(979)
Comprehensive income:
Net income (loss)			4,098			4,098	11	4,109
Other comprehensive income (loss), net of tax					1,977	1,977	(19)	1,958
Total comprehensive income (loss)						6,075	(8)	6,067
Balance, September 30, 2017	$6	$24,721	$25,227	$(16,012)	$16,598	$50,540	$192	$50,732

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017 (in millions)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,239	$4,109
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(1,261)	(943)
Policy charges and fee income	(1,642)	(1,880)
Interest credited to policyholders’ account balances	2,474	2,922
Depreciation and amortization	45	271
(Gains) losses on assets supporting experience-rated contractholder liabilities, net(1)	586	(330)
Change in:
Deferred policy acquisition costs	(353)	(966)
Future policy benefits and other insurance liabilities	9,513	6,465
Income taxes	(127)	1,348
Derivatives, net	(2,587)	(2,076)
Other, net(1)	381	(134)
Cash flows from (used in) operating activities(1)	10,268	8,786
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	42,903	42,243
Fixed maturities, held-to-maturity	76	128
Fixed maturities, trading(1)	527	1,161
Assets supporting experience-rated contractholder liabilities(1)	20,122	29,360
Equity securities(1)	2,913	3,298
Commercial mortgage and other loans	4,056	3,808
Policy loans	1,730	1,830
Other invested assets(1)	1,151	945
Short-term investments(1)	25,652	21,572
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(53,071)	(50,140)
Fixed maturities, trading(1)	(760)	(1,484)
Assets supporting experience-rated contractholder liabilities(1)	(19,671)	(29,235)
Equity securities(1)	(2,543)	(2,440)
Commercial mortgage and other loans	(7,745)	(6,195)
Policy loans	(1,487)	(1,392)
Other invested assets	(1,713)	(1,275)
Short-term investments(1)	(24,613)	(19,629)
Acquisition of business, net of cash acquired	0	(64)
Derivatives, net	(182)	(61)
Other, net(1)	(286)	(652)
Cash flows from (used in) investing activities(1)	(12,941)	(8,222)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	21,319	20,399
Policyholders’ account withdrawals	(20,454)	(19,798)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,078	903
Cash dividends paid on Common Stock	(1,147)	(976)
Net change in financing arrangements (maturities 90 days or less)	189	31
Common Stock acquired	(1,112)	(927)
Common Stock reissued for exercise of stock options	107	208
Proceeds from the issuance of debt (maturities longer than 90 days)	2,790	1,189
Repayments of debt (maturities longer than 90 days)	(1,705)	(860)
Other, net	(256)	(472)
Cash flows from (used in) financing activities	809	(303)
Effect of foreign exchange rate changes on cash balances	(68)	145
NET INCREASE IN CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT(1)	(1,932)	406
CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT, BEGINNING OF YEAR(1)	14,536	14,181
CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENT, END OF PERIOD(1)	$12,604	$14,587
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$134	$102
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$332	$2,124
Liabilities assumed	3,063	3,066
Net cash received	$2,731	$942
Acquisition:
Assets acquired, excluding cash and cash equivalents	$0	$196
Liabilities assumed	0	132
Net cash paid on acquisition	$0	$64
RECONCILIATION TO STATEMENT OF FINANCIAL POSITION
Cash and cash equivalents	$12,466	$14,541
Restricted cash and restricted cash equivalents (included in “Other assets”)	138	46
Total cash, cash equivalents restricted cash and restricted cash equivalents	$12,604	$14,587
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

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

Elimination of Gibraltar Life Reporting Lag

Prior to January 1, 2018, the Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) consolidated operations used a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. The result of this reporting date difference was a one-month reporting lag for Gibraltar Life. As a result, the Company’s unaudited interim consolidated balance sheet as of September 30 previously included the assets and liabilities of Gibraltar Life as of August 31, and the Company’s unaudited interim consolidated income statement previously included Gibraltar Life’s results of operations for the three and nine months ended August 31.

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

For the three months and nine months ended September 30, 2018, respectively, asset management and service fee revenues included $876 million and $2,593 million of asset-based management fees, $10 million and $21 million of performance-based incentive fees, and $151 million and $459 million of other fees. For the three months and nine months ended September 30, 2017, respectively, asset management and service fee revenues included $848 million and $2,460 million of asset-based management fees, $7 million and $19 million of performance-based incentive fees, and $150 million and $450 million of other fees. These fees predominantly relate to investment management activities but also include certain asset-based fees associated with insurance contracts. In accordance with the provisions of the ASU, the comparative information for the prior period was not restated and continues to be reported under the accounting standards in effect for that period.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASU adopted during the nine months ended September 30, 2018

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

ASU issued but not yet adopted as of September 30, 2018 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters

Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products
Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.

An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) a full retrospective transition method.

The options for method of adoption and the impacts of such methods are under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products
Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield and will be required to be updated each quarter with the impact recorded through Other Comprehensive Income (“OCI”).

As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.

Upon adoption, under either transition method, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between the discount rate locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.

Amortization of deferred acquisition costs (DAC) and other balances
Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.

An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its future policy benefits, as described above, it is required to also use a retrospective transition method for DAC and other balances.

The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value with changes in value attributable to changes in an entity’s non-performance risk (“NPR”) recognized in OCI.

An entity will apply a retrospective transition method which will include a cumulative-effect adjustment on the balance sheet as of the earliest period presented.
Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASU issued but not yet adopted as of September 30, 2018

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

The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. Upon adoption, we expect to apply the optional transition method and record a right-of-use asset and liability on our balance sheet related to existing operating leases. We currently estimate that the amount of the asset and liability recorded upon adoption will be less than $750 million. Any new lease arrangements and/or significant modifications entered into subsequent to the adoption date will be accounted for in accordance with the new standard.

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,078	$2,455	$1,030	$25,503	$0
Obligations of U.S. states and their political subdivisions	9,784	631	92	10,323	0
Foreign government bonds	93,835	14,012	678	107,169	0
U.S. corporate public securities	80,894	4,444	2,054	83,284	(4)
U.S. corporate private securities(1)	31,847	1,201	615	32,433	(10)
Foreign corporate public securities	27,357	2,188	339	29,206	(3)
Foreign corporate private securities	24,479	595	855	24,219	0
Asset-backed securities(2)	12,850	199	27	13,022	(166)
Commercial mortgage-backed securities	13,065	41	323	12,783	0
Residential mortgage-backed securities(3)	2,979	108	59	3,028	(1)
Total fixed maturities, available-for-sale(1)	$321,168	$25,874	$6,072	$340,970	$(184)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$856	$242	$0	$1,098
Foreign corporate public securities	647	62	0	709
Foreign corporate private securities(5)	83	2	0	85
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	371	24	0	395
Total fixed maturities, held-to-maturity(5)	$1,957	$330	$0	$2,287
__________

(1)	Excludes notes with amortized cost of $3,666 million (fair value, $3,666 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $388 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,753 million (fair value, $4,753 million), which have been offset with the associated payables under a netting agreement.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$22,837	$3,647	$346	$26,138	$0
Obligations of U.S. states and their political subdivisions	9,366	1,111	6	10,471	0
Foreign government bonds	88,062	15,650	293	103,419	0
U.S. corporate public securities	81,967	8,671	414	90,224	(10)
U.S. corporate private securities(1)	31,852	2,051	169	33,734	(13)
Foreign corporate public securities	26,389	3,118	99	29,408	(5)
Foreign corporate private securities	23,322	1,242	337	24,227	0
Asset-backed securities(2)	11,965	278	10	12,233	(237)
Commercial mortgage-backed securities	13,134	238	91	13,281	0
Residential mortgage-backed securities(3)	3,491	165	11	3,645	(2)
Total fixed maturities, available-for-sale(1)	$312,385	$36,171	$1,776	$346,780	$(267)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$865	$265	$0	$1,130
Foreign corporate public securities	654	82	0	736
Foreign corporate private securities(5)	84	2	0	86
Commercial mortgage-backed securities	0	0	0	0
Residential mortgage-backed securities(3)	446	32	0	478
Total fixed maturities, held-to-maturity(5)	$2,049	$381	$0	$2,430
__________

(1)	Excludes notes with amortized cost of $2,660 million (fair value, $2,660 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,407	$294	$5,907	$736	$14,314	$1,030
Obligations of U.S. states and their political subdivisions	3,221	72	262	20	3,483	92
Foreign government bonds	15,895	416	2,685	262	18,580	678
U.S. corporate public securities	35,457	1,395	7,371	659	42,828	2,054
U.S. corporate private securities	13,490	361	3,876	254	17,366	615
Foreign corporate public securities	7,068	218	1,543	121	8,611	339
Foreign corporate private securities	10,466	425	3,502	430	13,968	855
Asset-backed securities	6,416	23	314	4	6,730	27
Commercial mortgage-backed securities	6,626	150	2,711	173	9,337	323
Residential mortgage-backed securities	886	24	622	35	1,508	59
Total	$107,932	$3,378	$28,793	$2,694	$136,725	$6,072
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of September 30, 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,450	$28	$6,391	$318	$9,841	$346
Obligations of U.S. states and their political subdivisions	44	0	287	6	331	6
Foreign government bonds	4,417	55	2,937	238	7,354	293
U.S. corporate public securities	7,914	110	6,831	304	14,745	414
U.S. corporate private securities	4,596	76	2,009	93	6,605	169
Foreign corporate public securities	2,260	21	1,678	78	3,938	99
Foreign corporate private securities	1,213	20	5,339	317	6,552	337
Asset-backed securities	564	2	366	8	930	10
Commercial mortgage-backed securities	2,593	17	2,212	74	4,805	91
Residential mortgage-backed securities	584	4	286	7	870	11
Total	$27,635	$333	$28,336	$1,443	$55,971	$1,776
__________

(1)	Includes $12 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2017.

As of September 30, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $5,662 million and $1,470 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $410 million and $306 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2018, the $2,694 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. and foreign government bonds and in the Company’s corporate securities within the utility, consumer non-cyclical and energy sectors. As of December 31, 2017, the $1,443 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in U.S. government bonds, foreign government bonds and in the Company’s corporate securities within the energy, utility and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$10,146	$10,588	$25	$25
Due after one year through five years	51,010	53,830	149	153
Due after five years through ten years	63,461	66,596	560	620
Due after ten years(1)	167,657	181,123	852	1,094
Asset-backed securities	12,850	13,022	0	0
Commercial mortgage-backed securities	13,065	12,783	0	0
Residential mortgage-backed securities	2,979	3,028	371	395
Total	$321,168	$340,970	$1,957	$2,287
__________

(1)
Excludes available-for-sale notes with amortized cost of $3,666 million (fair value, $3,666 million) and held-to-maturity notes with amortized cost of $4,753 million (fair value, $4,753 million), which have been offset with the associated payables under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,135	$7,973	$26,209	$23,860
Proceeds from maturities/prepayments	4,941	5,068	16,720	18,488
Gross investment gains from sales and maturities	254	359	1,038	1,160
Gross investment losses from sales and maturities	(146)	(109)	(590)	(407)
OTTI recognized in earnings(2)	(32)	(22)	(129)	(122)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$17	$39	$76	$128
__________

(1)	Includes $26 million and $105 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Excludes the portion of OTTI amounts remaining in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes less than $1 million and $(1) million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in millions)
Credit loss impairments:
Balance, beginning of period	$163	$319	$341	$359
New credit loss impairments	1	1	3	10
Additional credit loss impairments on securities previously impaired	0	0	0	1
Increases due to the passage of time on previously recorded credit losses	2	8	4	11
Reductions for securities which matured, paid down, prepaid or were sold during the period	(5)	(160)	(33)	(49)
Reductions for securities impaired to fair value during the period(1)	(1)	(5)	0	(14)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	(3)	(1)	(4)
Balance, end of period	$160	$160	$314	$314
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$194	$194	$245	$245
Fixed maturities:
Corporate securities	13,021	12,892	13,816	14,073
Commercial mortgage-backed securities	2,319	2,274	2,294	2,311
Residential mortgage-backed securities(1)	854	826	961	966
Asset-backed securities(2)	1,315	1,336	1,363	1,392
Foreign government bonds	1,030	1,018	1,050	1,057
U.S. government authorities and agencies and obligations of U.S. states	824	858	357	410
Total fixed maturities	19,363	19,204	19,841	20,209
Equity securities	1,355	1,685	1,278	1,643
Total assets supporting experience-rated contractholder liabilities	$20,912	$21,083	$21,364	$22,097
__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income,” was $34 million and $66 million during the three months ended September 30, 2018 and 2017, respectively, and $(562) million and $295 million during the nine months ended September 30, 2018 and 2017, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $92 million and $16 million during the three months ended September 30, 2018 and 2017, respectively.

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(266) million and $74 million during the nine months ended September 30, 2018 and 2017, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$69,098	$79,207	$64,628	$76,311
Fixed maturities, held-to-maturity	834	1,071	844	1,103
Fixed maturities, trading	22	21	23	23
Assets supporting experience-rated contractholder liabilities	634	635	657	667
Total	$70,588	$80,934	$66,152	$78,104

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$10,053	$11,726	$9,425	$10,989
Fixed maturities, held-to-maturity	0	0	0	0
Fixed maturities, trading	0	0	0	0
Assets supporting experience-rated contractholder liabilities	15	15	15	15
Total	$10,068	$11,741	$9,440	$11,004

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2018		December 31, 2017
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$13,309	22.7%	$12,670	22.9%
Retail	8,851	15.1	8,543	15.5
Apartments/Multi-Family	16,370	27.9	15,465	28.0
Industrial	11,151	19.0	9,451	17.1
Hospitality	1,948	3.3	2,067	3.7
Other	3,729	6.4	3,888	7.0
Total commercial mortgage loans	55,358	94.4	52,084	94.2
Agricultural property loans	3,289	5.6	3,203	5.8
Total commercial mortgage and agricultural property loans by property type	58,647	100.0%	55,287	100.0%
Valuation allowance	(117)		(100)
Total net commercial mortgage and agricultural property loans by property type	58,530		55,187
Other loans:
Uncollateralized loans	647		663
Residential property loans	161		196
Other collateralized loans	3		5
Total other loans	811		864
Valuation allowance	(5)		(6)
Total net other loans	806		858
Total commercial mortgage and other loans(1)	$59,336		$56,045
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of September 30, 2018 and December 31, 2017, the net carrying value of these loans was $401 million and $593 million, respectively.

As of September 30, 2018, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (10%) and New York (8%) and included loans secured by properties in Europe (6%), Australia (1%) and Asia (1%)).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	September 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$97	$3	$1	$0	$5	$106
Addition to (release of) allowance for losses	17	0	0	0	(1)	16
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$114	$3	$1	$0	$4	$122

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Balance, beginning of year	$96	$2	$2	$0	$6	$106
Addition to (release of) allowance for losses	2	1	(1)	0	(1)	1
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Total ending balance	$97	$3	$1	$0	$5	$106

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$17	$0	$0	$0	$0	$17
Collectively evaluated for impairment	97	3	1	0	4	105
Total ending balance(1)	$114	$3	$1	$0	$4	$122

Recorded investment(2):
Individually evaluated for impairment	$67	$59	$0	$0	$2	$128
Collectively evaluated for impairment	55,291	3,230	161	3	645	59,330
Total ending balance(1)	$55,358	$3,289	$161	$3	$647	$59,458
__________

(1)	As of September 30, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	90	3	1	0	5	99
Total ending balance(1)	$97	$3	$1	$0	$5	$106

Recorded investment(2):
Individually evaluated for impairment	$75	$39	$0	$0	$2	$116
Collectively evaluated for impairment	52,009	3,164	196	5	661	56,035
Total ending balance(1)	$52,084	$3,203	$196	$5	$663	$56,151
__________

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	September 30, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$29,364	$493	$286	$30,143
60%-69.99%	17,259	498	4	17,761
70%-79.99%	6,084	868	41	6,993
80% or greater	288	148	25	461
Total commercial mortgage loans	$52,995	$2,007	$356	$55,358

Agricultural property loans

	September 30, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$3,090	$135	$0	$3,225
60%-69.99%	64	0	0	64
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,154	$135	$0	$3,289

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Total commercial mortgage and agricultural property loans

	September 30, 2018
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$32,454	$628	$286	$33,368
60%-69.99%	17,323	498	4	17,825
70%-79.99%	6,084	868	41	6,993
80% or greater	288	148	25	461
Total commercial mortgage and agricultural property loans	$56,149	$2,142	$356	$58,647

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$55,358	$0	$0	$0	$0	$55,358	$67
Agricultural property loans	3,269	0	5	15	20	3,289	22
Residential property loans	158	1	0	2	3	161	2
Other collateralized loans	3	0	0	0	0	3	0
Uncollateralized loans	647	0	0	0	0	647	0
Total	$59,435	$1	$5	$17	$23	$59,458	$91
 __________

(1)	As of September 30, 2018, there were no loans in this category accruing interest.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,999	$2,954
Hedge funds	1,199	803
Real estate-related	1,179	972
Subtotal equity method	5,377	4,729
Fair value:
Private equity	1,693	1,325
Hedge funds	2,306	2,419
Real estate-related	286	247
Subtotal fair value(1)	4,285	3,991
Total LPs/LLCs	9,662	8,720
Real estate held through direct ownership(2)	2,265	2,409
Derivative instruments	813	1,214
Other(3)	1,050	1,030
Total other invested assets(4)	$13,790	$13,373
_________

(1)	As of December 31, 2017, $1,572 million was accounted for using the cost method.

(2)	As of September 30, 2018 and December 31, 2017, real estate held through direct ownership had mortgage debt of $759 million and $799 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale(1)	$2,981	$2,873	$8,936	$8,524
Fixed maturities, held-to-maturity(1)	57	55	169	163
Fixed maturities, trading	44	38	105	125
Assets supporting experience-rated contractholder liabilities, at fair value	181	186	553	558
Equity securities, at fair value	29	104	123	308
Commercial mortgage and other loans	586	571	1,749	1,691
Policy loans	154	153	462	460
Other invested assets	152	245	456	825
Short-term investments and cash equivalents	91	51	245	141
Gross investment income	4,275	4,276	12,798	12,795
Less: investment expenses	(229)	(200)	(658)	(569)
Net investment income(2)	$4,046	$4,076	$12,140	$12,226
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

(2)	Prior period amounts have been reclassified to conform to current period presentation.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities(1)	$76	$228	$319	$631
Equity securities(2)	0	316	0	736
Commercial mortgage and other loans	16	21	33	49
Investment real estate	(1)	0	61	12
LPs/LLCs	0	(1)	16	(22)
Derivatives(3)	62	1,044	835	(463)
Other	(2)	0	(3)	0
Realized investment gains (losses), net	$151	$1,608	$1,261	$943
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income.”

(3)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2018	December 31, 2017
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$204	$286
Fixed maturity securities, available-for-sale—all other	19,598	34,109
Equity securities, available-for-sale(1)	0	2,027
Derivatives designated as cash flow hedges(2)	139	(39)
Other investments(3)	4	15
Net unrealized gains (losses) on investments	$19,945	$36,398
__________

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Other income.”

(2)	For more information on cash flow hedges, see Note 5.

(3)
As of September 30, 2018, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	September 30, 2018				December 31, 2017
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,636	$0	$165	$8,801	$911	$7,349	$0	$8,260
U.S. corporate public securities	20	0	0	20	1	0	0	1
Foreign corporate public securities	0	0	0	0	0	0	0	0
Residential mortgage-backed securities	355	0	0	355	0	139	0	139
Equity securities	0	0	0	0	0	0	0	0
Total securities sold under agreements to repurchase	$9,011	$0	$165	$9,176	$912	$7,488	$0	$8,400

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$122	$50	$172	$87	$35	$122
Obligations of U.S. states and their political subdivisions	113	0	113	103	0	103
Foreign government bonds	511	0	511	335	0	335
U.S. corporate public securities	2,858	0	2,858	2,961	0	2,961
Foreign corporate public securities	830	0	830	655	0	655
Residential mortgage-backed securities	0	0	0	0	0	0
Equity securities	172	0	172	178	0	178
Total cash collateral for loaned securities(1)	$4,606	$50	$4,656	$4,319	$35	$4,354
__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

	Consolidated VIEs for which the Company is the Investment Manager(1)(2)		Other Consolidated VIEs(1)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Fixed maturities, available-for-sale	$70	$69	$269	$275
Fixed maturities, held-to-maturity	83	83	803	810
Fixed maturities, trading	1,078	1,623	0	0
Assets supporting experience-rated contractholder liabilities	0	0	9	9
Equity securities	39	28	0	0
Commercial mortgage and other loans	627	617	0	0
Other invested assets	1,409	1,390	90	97
Cash and cash equivalents	163	164	0	0
Accrued investment income	5	7	3	4
Other assets	419	440	171	150
Total assets of consolidated VIEs	$3,893	$4,421	$1,345	$1,345
Other liabilities	$310	$433	$7	$0
Notes issued by consolidated VIEs(3)	930	1,518	0	0
Total liabilities of consolidated VIEs	$1,240	$1,951	$7	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 __________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See “Adoption of ASU 2016-01” in Note 2 for details.

(2)
Total assets of consolidated VIEs reflect $1,843 million and $1,716 million as of September 30, 2018 and December 31, 2017, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(3)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2018 and December 31, 2017, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $798 million and $1,013 million at September 30, 2018 and December 31, 2017, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in LPs/LLCs, which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $9,662 million and $8,720 million as of September 30, 2018 and December 31, 2017, respectively.

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

5. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivatives instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate contracts: futures, swaps, forwards, options, swaptions, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

•	Other contracts: to-be-announced (“TBA”) forward contracts, loan commitments, embedded derivatives and synthetic guaranteed investment contracts (“GICs”).

For detailed information on these contracts and the related strategies, see Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and non-performance risk (“NPR”). This netting impact results in total derivative assets of $806 million and $1,205 million as of September 30, 2018 and December 31, 2017, respectively, and total derivative liabilities of $686 million and $643 million as of September 30, 2018 and December 31, 2017, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2018			December 31, 2017
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,854	$112	$(75)	$3,204	$271	$(88)
Interest Rate Forwards	476	4	0	0	0	0
Foreign Currency
Foreign Currency Forwards	740	12	(2)	545	0	(8)
Currency/Interest Rate
Foreign Currency Swaps	19,768	951	(591)	17,732	766	(735)
Total Qualifying Hedges	$23,838	$1,079	$(668)	$21,481	$1,037	$(831)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$145,055	$5,605	$(4,444)	$158,552	$7,958	$(3,509)
Interest Rate Futures	18,732	28	(15)	23,792	25	(1)
Interest Rate Options	21,952	162	(347)	18,456	167	(203)
Interest Rate Forwards	3,902	11	(25)	1,498	6	(2)
Foreign Currency
Foreign Currency Forwards	22,949	319	(369)	23,905	164	(254)
Foreign Currency Options	4	0	0	59	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,509	764	(409)	13,777	822	(414)
Credit
Credit Default Swaps	3,784	72	(4)	1,314	21	(5)
Equity
Equity Futures	454	0	0	710	2	(2)
Equity Options	55,369	845	(750)	36,007	588	(364)
Total Return Swaps	17,800	41	(309)	15,558	17	(369)
Other
Other(1)	515	0	0	0	0	0
Synthetic GICs	78,512	2	0	77,290	0	(1)
Total Non-Qualifying Derivatives	$382,537	$7,849	$(6,672)	$370,918	$9,770	$(5,124)
Total Derivatives(2)	$406,375	$8,928	$(7,340)	$392,399	$10,807	$(5,955)
__________

(1)
“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gain/loss is capped at the notional amount.

(2)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $5,360 million and $8,748 million as of September 30, 2018 and December 31, 2017, respectively, primarily included in “Future policy benefits.”

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

	September 30, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$8,845	$(8,121)	$724	$(222)	$502
Securities purchased under agreement to resell	2,101	0	2,101	(2,101)	0
Total assets	$10,946	$(8,121)	$2,825	$(2,323)	$502
Offsetting of Financial Liabilities:
Derivatives(1)	$7,331	$(6,654)	$677	$(640)	$37
Securities sold under agreement to repurchase	9,176	0	9,176	(9,176)	0
Total liabilities	$16,507	$(6,654)	$9,853	$(9,816)	$37

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,710	$(9,600)	$1,110	$(625)	$485
Securities purchased under agreement to resell	240	0	240	(240)	0
Total assets	$10,950	$(9,600)	$1,350	$(865)	$485
Offsetting of Financial Liabilities:
Derivatives(1)	$5,948	$(5,312)	$636	$(588)	$48
Securities sold under agreement to repurchase	8,400	0	8,400	(8,400)	0
Total liabilities	$14,348	$(5,312)	$9,036	$(8,988)	$48
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$6	$(2)	$0	$0	$(39)	$0
Currency	(1)	0	0	0	0	0
Total fair value hedges	5	(2)	0	0	(39)	0
Cash flow hedges
Interest Rate	0	0	0	0	0	7
Currency	0	0	0	0	0	4
Currency/Interest Rate	0	56	42	0	0	29
Total cash flow hedges	0	56	42	0	0	40
Net investment hedges
Currency	0	0	0	0	0	0
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(960)	0	0	0	0	0
Currency	(139)	0	(1)	0	0	0
Currency/Interest Rate	226	0	1	0	0	0
Credit	15	0	0	0	0	0
Equity	(674)	0	0	0	0	0
Other	1	0	0	0	0	0
Embedded Derivatives	1,596	0	0	0	0	0
Total non-qualifying hedges	65	0	0	0	0	0
Total	$70	$54	$42	$0	$(39)	$40

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$28	$(8)	$0	$0	$(150)	$0
Currency	1	0	0	0	0	0
Total fair value hedges	29	(8)	0	0	(150)	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	13
Currency	0	0	0	0	0	13
Currency/Interest Rate	0	156	159	0	0	152
Total cash flow hedges	0	156	159	(1)	0	178
Net investment hedges
Currency	0	0	0	0	0	3
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	3
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,906)	0	0	0	0	0
Currency	141	0	0	0	0	0
Currency/Interest Rate	278	0	2	0	0	0
Credit	10	0	0	0	0	0
Equity	(923)	0	0	0	0	0
Other	0	0	0	0	0	0
Embedded Derivatives	4,233	0	0	0	0	0
Total non-qualifying hedges	833	0	2	0	0	0
Total	$862	$148	$161	$(1)	$(150)	$181

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited To Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$3	$(4)	$0	$0	$0	$0
Currency	(2)	0	0	0	0	0
Total fair value hedges	1	(4)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(1)	0	1
Currency/Interest Rate	0	50	(108)	0	0	(447)
Total cash flow hedges	0	50	(108)	(1)	0	(446)
Net investment hedges
Currency	0	0	0	0	0	(2)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(2)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	137	0	0	0	0	0
Currency	(113)	0	1	0	0	0
Currency/Interest Rate	(93)	0	(2)	0	0	0
Credit	(8)	0	0	0	0	0
Equity	(604)	0	0	0	0	0
Other	0	0	0	0	0	0
Embedded Derivatives	1,726	0	0	0	0	0
Total non-qualifying hedges	1,045	0	(1)	0	0	0
Total	$1,046	$46	$(109)	$(1)	$0	$(448)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

_

	Nine Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Interest Rate	$11	$(15)	$0	$0	$0	$0
Currency	(4)	0	0	0	0	0
Total fair value hedges	7	(15)	0	0	0	0
Cash flow hedges
Interest Rate	0	0	0	(2)	0	5
Currency/Interest Rate	0	142	(272)	0	0	(988)
Total cash flow hedges	0	142	(272)	(2)	0	(983)
Net investment hedges
Currency	0	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	0
Total net investment hedges	0	0	0	0	0	(9)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,101	0	0	0	0	0
Currency	(121)	0	0	0	0	0
Currency/Interest Rate	(233)	0	(4)	0	0	0
Credit	8	0	0	0	0	0
Equity	(1,761)	0	0	0	0	0
Other	0	0	0	0	0	0
Embedded Derivatives	544	0	0	0	0	0
Total non-qualifying hedges	(462)	0	(4)	0	0	0
Total	$(455)	$127	$(276)	$(2)	$0	$(992)
_________

(1)	Amounts deferred in AOCI.

For the nine months ended September 30, 2018, the ineffective portion of derivatives accounted for using hedge accounting was a loss of $13 million and for the nine months ended September 30, 2017, the ineffective portion of derivatives accounted for using hedge accounting was de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2017	$(39)
Net deferred gains/(losses) on cash flow hedges from January 1 to September 30, 2018	549
Amount reclassified into current period earnings	(371)
Balance, September 30, 2018	$139

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2018 values, it is estimated that a pre-tax gain of approximately $218 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2019, offset by amounts pertaining to the hedged items.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of future cash flows from forecasted transactions denominated in foreign currencies, the purchases of invested assets, and the receipt or payment of variable interest on existing financial instruments. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 5 years.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $529 million and $526 million as of September 30, 2018 and December 31, 2017, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $109 million and $114 million as of September 30, 2018 and December 31, 2017, respectively. These credit derivatives are reported at fair value as an asset of $1 million and $2 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the notional amount of these credit derivatives had the following NAIC ratings: $36 million in NAIC 1; $62 million in NAIC 2; $6 million in NAIC 3; $1 million in NAIC 4; $1 million in NAIC 5; and $3 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $3,555 million and $1,022 million as of September 30, 2018 and December 31, 2017, respectively. These credit derivatives are reported at fair value as an asset of $68 million and $18 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the notional amount of these credit derivatives had the following NAIC ratings: $50 million in NAIC 1; $3,305 million in NAIC 3; and $200 million NAIC 6. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 5 years, while the credit protection on the index references have maturities of less than 29 years.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2018 and December 31, 2017, the Company had $120 million and $178 million of outstanding notional amounts reported at fair value as a liability of $2 million and $5 million, respectively.

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

As of September 30, 2018, there were no net liability derivative positions with counterparties with credit risk-related contingent features; as such, all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$25,434	$69	$	$25,503
Obligations of U.S. states and their political subdivisions	0	10,318	5		10,323
Foreign government bonds	0	107,041	128		107,169
U.S. corporate public securities	0	83,125	159		83,284
U.S. corporate private securities(2)	0	30,990	1,443		32,433
Foreign corporate public securities	0	29,134	72		29,206
Foreign corporate private securities	0	23,570	649		24,219
Asset-backed securities(3)	0	12,049	973		13,022
Commercial mortgage-backed securities	0	12,440	343		12,783
Residential mortgage-backed securities	0	2,936	92		3,028
Subtotal	0	337,037	3,933		340,970
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	663	0		663
Obligations of U.S. states and their political subdivisions	0	195	0		195
Foreign government bonds	0	797	221		1,018
Corporate securities	0	12,484	408		12,892
Asset-backed securities(3)	0	1,262	74		1,336
Commercial mortgage-backed securities	0	2,274	0		2,274
Residential mortgage-backed securities	0	826	0		826
Equity securities	1,397	286	2		1,685
All other(5)	0	57	3		60
Subtotal	1,397	18,844	708		20,949
Fixed maturities, trading	0	2,897	186		3,083
Equity securities	5,505	705	711		6,921
Commercial mortgage and other loans	0	401	0		401
Other invested assets(6)	28	8,897	117	(8,121)	921
Short-term investments	3,860	1,099	6		4,965
Cash equivalents	646	4,103	0		4,749
Other assets	0	0	0		0
Separate account assets(7)(8)	45,276	230,933	1,637		277,846
Total assets	$56,712	$604,916	$7,298	$(8,121)	$660,805
Future policy benefits(9)	$0	$0	$5,231	$	$5,231
Other liabilities	18	7,325	136	(6,654)	825
Notes issued by consolidated VIEs	0	0	610		610
Total liabilities	$18	$7,325	$5,977	$(6,654)	$6,666

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,086	$52	$	$26,138
Obligations of U.S. states and their political subdivisions	0	10,466	5		10,471
Foreign government bonds	0	103,271	148		103,419
U.S. corporate public securities	0	90,115	109		90,224
U.S. corporate private securities(2)	0	31,845	1,889		33,734
Foreign corporate public securities	0	29,329	79		29,408
Foreign corporate private securities	0	23,528	699		24,227
Asset-backed securities(3)	0	5,629	6,604		12,233
Commercial mortgage-backed securities	0	13,268	13		13,281
Residential mortgage-backed securities	0	3,547	98		3,645
Subtotal	0	337,084	9,696		346,780
Assets supporting experience-rated contractholder liabilities(4):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	201	0		201
Obligations of U.S. states and their political subdivisions	0	208	0		208
Foreign government bonds	0	834	223		1,057
Corporate securities	0	13,611	462		14,073
Asset-backed securities(3)	0	670	722		1,392
Commercial mortgage-backed securities	0	2,311	0		2,311
Residential mortgage-backed securities	0	965	1		966
Equity securities	1,381	258	4		1,643
All other(5)	25	105	7		137
Subtotal	1,406	19,163	1,419		21,988
Fixed maturities, trading(4)	0	3,351	156		3,507
Equity securities(4)	5,978	556	795		7,329
Commercial mortgage and other loans	0	593	0		593
Other invested assets(4)(6)	32	10,768	137	(9,600)	1,337
Short-term investments(4)	3,931	1,850	8		5,789
Cash equivalents(4)	1,900	6,398	0		8,298
Other assets	0	1	13		14
Separate account assets(7)(8)	45,397	232,874	2,122		280,393
Total assets	$58,644	$612,638	$14,346	$(9,600)	$676,028
Future policy benefits(9)	$0	$0	$8,720	$	$8,720
Other liabilities	4	5,946	50	(5,312)	688
Notes issued by consolidated VIEs	0	0	1,196		1,196
Total liabilities	$4	$5,946	$9,966	$(5,312)	$10,604
__________

(1)
“Netting” amounts represent cash collateral of $1,467 million and $4,288 million as of September 30, 2018 and December 31, 2017, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with both fair value and carrying amount of $3,666 million and $2,660 million, as of September 30, 2018 and December 31, 2017, respectively, which have been offset with the associated payables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At September 30, 2018 and December 31, 2017, the fair values of such investments were $4,285 million and $1,969 million respectively.

(7)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. At September 30, 2018 and December 31, 2017, the fair value of such investments was $25,595 million and $26,224 million, respectively.

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

(9)
As of September 30, 2018, the net embedded derivative liability position of $5.2 billion includes $1.2 billion of embedded derivatives in an asset position and $6.4 billion of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $8.7 billion includes $0.9 billion of embedded derivatives in an asset position and $9.6 billion of embedded derivatives in a liability position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Transferred from Level 1 to Level 2	$5	$35	$185	$98
Transferred from Level 2 to Level 1	$5	$11	$16	$94

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,108	Discounted cash flow	Discount rate	0.64%	-	22.52%	7.59%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X		8.5X	8.2X	Increase
		Liquidation	Liquidation value	5.54%	-	57.12%	43.27%	Increase
Separate account assets-commercial mortgage loans(4)	$790	Discounted cash flow	Spread	1.05%	-	2.39%	1.16%	Decrease
Liabilities:
Future policy benefits(5)	$5,231	Discounted cash flow	Lapse rate(6)	1%	-	13%		Decrease
			Spread over LIBOR(7)	0.16%	-	1.21%		Decrease
			Utilization rate(8)	50%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	15%		Decrease
			Equity volatility curve	14%	-	22%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,352	Discounted cash flow	Discount rate	0.65%	-	22%	7.20%	Decrease
		Market comparables	EBITDA multiples(3)	7.4X	-	7.4X	7.4X	Increase
		Liquidation	Liquidation value	13.10%	-	25.00%	14.68%	Increase
Separate account assets-commercial mortgage loans(4)	$821	Discounted cash flow	Spread	1.08%	-	2.78%	1.20%	Decrease
Liabilities:
Future policy benefits(5)	$8,720	Discounted cash flow	Lapse rate(6)	1%	-	12%		Decrease
			Spread over LIBOR(7)	0.12%	-	1.10%		Decrease
			Utilization rate(8)	52%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	14%		Decrease
			Equity volatility curve	13%	-	24%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(10)
Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Changes in Level 3 Assets and Liabilities—The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter. During the second quarter of 2018, $5,078 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs have increased. For further information on valuation processes, see Note 20 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(6)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(8)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$67	$0	$2	$0	$0	$0	$0	$0	$0	$69	$0
U.S. states	5	0	0	0	0	0	0	0	0	5	0
Foreign government	137	0	0	0	0	0	(3)	0	(6)	128	0
Corporate securities(2)	2,691	(17)	118	(13)	0	(323)	(6)	60	(187)	2,323	(17)
Structured securities(3)	1,664	(10)	520	(226)	0	(221)	(4)	0	(315)	1,408	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	221	0	0	0	0	0	0	0	0	221	(1)
Corporate securities(2)	488	(12)	26	0	0	(75)	0	3	(22)	408	(13)
Structured securities(3)	107	0	3	0	0	(21)	0	0	(15)	74	(1)
Equity securities	4	0	0	(2)	0	0	0	0	0	2	0
All other activity	5	0	31	0	0	(33)	0	0	0	3	0
Other assets:
Fixed maturities, trading	173	4	18	(9)	0	0	1	0	(1)	186	4
Equity securities	783	3	19	(46)	0	(40)	(8)	2	(2)	711	(1)
Other invested assets	122	1	0	(3)	0	0	(3)	0	0	117	0
Short-term investments	1	0	22	0	0	(17)	0	0	0	6	0
Cash equivalents	2	0	0	0	0	(2)	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets(4)	1,816	26	67	(6)	0	(66)	0	12	(212)	1,637	24
Liabilities:
Future policy benefits	(6,585)	1,645	0	0	(291)	0	0	0	0	(5,231)	1,585
Other liabilities	(60)	(55)	9	0	(33)	3	0	0	0	(136)	(56)
Notes issued by consolidated VIEs	(609)	(1)	0	0	0	0	0	0	0	(610)	(2)

	Three Months Ended September 30, 2018
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(8)
	Realized investment gains (losses), net	Other income	Interest credited to policyholders’	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income	Interest credited to policyholders’
	(in millions)
Fixed maturities, available-for-sale	$(6)	$0	$0	$(26)	$5	$(17)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(15)	0	0	3	0	(15)	0
Other assets:
Fixed maturities, trading	0	3	0	0	1	0	4	0
Equity securities	0	3	0	0	0	0	(1)	0
Other invested assets	0	1	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0
Separate account assets(4)	0	0	25	0	1	0	0	24
Liabilities:
Future policy benefits	1,645	0	0	0	0	1,585	0	0
Other liabilities	(55)	0	0	0	0	(56)	0	0
Notes issued by consolidated VIEs	(1)	0	0	0	0	(2)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018(1)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(6)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(8)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$52	$0	$17	$0	$0	$0	$0	$0	$0	$69	$0
U.S. states	5	0	0	0	0	0	0	0	0	5	0
Foreign government	148	(2)	0	0	0	0	(6)	20	(32)	128	0
Corporate securities(2)	2,776	(35)	493	(17)	0	(778)	(25)	189	(280)	2,323	(47)
Structured securities(3)	6,716	(34)	2,508	(570)	0	(1,538)	2	1,133	(6,809)	1,408	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	223	1	0	0	0	(3)	0	0	0	221	(3)
Corporate securities(2)	462	(21)	91	0	0	(144)	0	43	(23)	408	(23)
Structured securities(3)	722	(2)	22	0	0	(163)	0	33	(538)	74	(2)
Equity securities	4	1	0	(3)	0	0	0	0	0	2	1
All other activity	7	0	74	0	0	(78)	0	0	0	3	0
Other assets:
Fixed maturities, trading	156	7	67	(51)	0	(3)	4	12	(6)	186	7
Equity securities	795	5	61	(78)	0	(79)	7	5	(5)	711	(1)
Other invested assets	137	5	1	(15)	0	0	(11)	0	0	117	3
Short-term investments	8	(1)	44	0	0	(43)	(2)	0	0	6	(1)
Cash equivalents	0	0	9	0	0	(9)	0	0	0	0	0
Other assets	13	(13)	0	0	0	0	0	0	0	0	(13)
Separate account assets(4)	2,122	15	557	(28)	0	(327)	0	236	(938)	1,637	20
Liabilities:
Future policy benefits	(8,720)	4,354	0	0	(865)	0	0	0	0	(5,231)	4,088
Other liabilities	(50)	(92)	27	0	(33)	11	1	0	0	(136)	(91)
Notes issued by consolidated VIEs	(1,196)	(1)	0	0	0	0	587	0	0	(610)	(1)

	Nine Months Ended September 30, 2018(1)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(8)
	Realized investment gains (losses), net	Other income	Interest credited to policyholders’	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income	Interest credited to policyholders’
	(in millions)
Fixed maturities, available-for-sale	$(19)	$0	$0	$(65)	$13	$(47)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(28)	0	0	7	0	(27)	0
Other assets:
Fixed maturities, trading	1	5	0	0	1	0	7	0
Equity securities	0	5	0	0	0	0	(1)	0
Other invested assets	4	1	0	0	0	2	1	0
Short-term investments	(1)	0	0	0	0	(1)	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	(13)	0	0	0	0	(13)	0	0
Separate account assets(4)	0	0	14	0	1	0	0	20
Liabilities:
Future policy benefits	4,354	0	0	0	0	4,088	0	0
Other liabilities	(92)	0	0	0	0	(91)	0	0
Notes issued by consolidated VIEs	(1)	0	0	0	0	(1)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017(9)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(6)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(8)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$32	$0	$9	$0	$0	$0	$0	$0	$0	$41	$0
U.S. states	5	0	7	0	0	0	0	0	0	12	0
Foreign government	143	(1)	0	0	0	0	8	3	0	153	0
Corporate securities(2)	1,662	(23)	36	(1)	0	(51)	(44)	223	(51)	1,751	(10)
Structured securities(3)	6,744	16	1,131	(207)	0	(605)	7	698	(684)	7,100	0
Assets supporting experience-rated contractholder liabilities(5):
Foreign government	228	1	0	0	0	0	0	0	0	229	0
Corporate securities(2)	148	(11)	10	0	0	(14)	(3)	43	(2)	171	(10)
Structured securities(3)	621	0	156	0	0	(122)	0	114	(42)	727	1
Equity securities	0	1	0	0	0	0	3	0	0	4	1
All other activity	0	0	18	0	0	(13)	0	0	0	5	0
Other assets:
Fixed maturities, trading(5)	97	0	12	(1)	0	(1)	1	53	(2)	159	(2)
Equity securities(5)	816	6	12	(10)	0	(37)	31	2	0	820	2
Other invested assets(5)	77	(1)	0	0	0	(1)	11	10	0	96	(2)
Short-term investments	2	0	12	0	0	(8)	(1)	0	0	5	0
Cash equivalents	0	0	93	0	0	0	0	0	0	93	0
Other assets	39	(47)	8	0	0	0	0	0	0	0	(47)
Separate account assets(4)	2,107	11	465	(12)	0	(174)	0	48	(162)	2,283	13
Liabilities:
Future policy benefits	(10,031)	1,777	0	0	(283)	0	0	0	0	(8,537)	1,698
Other liabilities	(34)	13	0	0	0	(18)	0	0	0	(39)	1
Notes issued by consolidated VIEs	(1,853)	12	0	0	0	0	647	0	0	(1,194)	12

	Three Months Ended September 30, 2017(9)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(8)
	Realized investment gains (losses), net	Other income	Interest credited to policyholders’	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income	Interest credited to policyholders’
	(in millions)
Fixed maturities, available-for-sale	$(8)	$0	$0	$(5)	$5	$(10)	$0	$0
Assets supporting experience-rated contractholder liabilities(5)	0	(10)	0	0	1	0	(8)	0
Other assets:
Fixed maturities, trading(5)	0	(1)	0	0	1	0	(2)	0
Equity securities(5)	(2)	4	0	4	0	(2)	4	0
Other invested assets(5)	(1)	0	0	0	0	(2)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	(47)	0	0	0	0	(47)	0	0
Separate account assets(4)	0	0	11	0	0	0	0	13
Liabilities:
Future policy benefits	1,777	0	0	0	0	1,698	0	0
Other liabilities	(6)	0	19	0	0	(6)	0	7
Notes issued by consolidated VIEs	12	0	0	0	0	12	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017(9)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(6)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(8)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$31	$0	$0	$0	$10	$0	$0	$41	$0
U.S. states	5	0	7	0	0	0	0	0	0	12	0
Foreign government	124	1	0	0	0	0	9	21	(2)	153	0
Corporate securities(2)	2,173	12	158	(145)	0	(498)	(45)	349	(253)	1,751	(50)
Structured securities(3)	4,555	67	3,572	(602)	0	(2,019)	31	3,343	(1,847)	7,100	0
Assets supporting experience-rated contractholder liabilities(5):
Foreign government	227	4	0	0	0	(2)	0	0	0	229	0
Corporate securities(2)	154	(7)	69	(2)	0	(99)	(3)	65	(6)	171	(10)
Structured securities(3)	290	3	374	(9)	0	(243)	0	512	(200)	727	3
Equity securities	0	1	0	0	0	0	3	0	0	4	1
All other activity	0	0	18	0	0	(13)	0	0	0	5	0
Other assets:
Fixed maturities, trading(5)	76	4	43	(9)	0	(13)	8	80	(30)	159	5
Equity securities(5)	752	39	44	(44)	0	(44)	41	33	(1)	820	35
Other invested assets(5)	8	(2)	0	0	0	(1)	81	10	0	96	(3)
Short-term investments	1	0	12	0	0	(8)	(1)	1	0	5	0
Cash equivalents	0	2	93	0	0	(6)	0	4	0	93	0
Other assets	0	(25)	25	0	0	0	0	0	0	0	(25)
Separate account assets(4)	1,849	58	1,003	(84)	0	(555)	0	302	(290)	2,283	53
Liabilities:
Future policy benefits	(8,238)	540	0	0	(837)	0	(2)	0	0	(8,537)	345
Other liabilities	(22)	1	0	0	0	(18)	0	0	0	(39)	1
Notes issued by consolidated VIEs	(1,839)	(2)	0	0	0	0	647	0	0	(1,194)	(2)

	Nine Months Ended September 30, 2017(9)
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(8)
	Realized investment gains (losses), net	Other income	Interest credited to policyholders’	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income	Interest credited to policyholders’
	(in millions)
Fixed maturities, available-for-sale	$78	$0	$0	$(19)	$21	$(50)	$0	$0
Assets supporting experience-rated contractholder liabilities(5)	0	(5)	0	0	6	0	(6)	0
Other assets:
Fixed maturities, trading(5)	0	3	0	0	1	0	5	0
Equity securities(5)	2	24	0	13	0	(3)	38	0
Other invested assets(5)	(2)	0	0	0	0	(3)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	2	0	0	0
Other assets	(25)	0	0	0	0	(25)	0	0
Separate account assets	0	0	57	0	1	0	0	53
Liabilities:
Future policy benefits	540	0	0	0	0	345	0	0
Other liabilities	(18)	0	19	0	0	(18)	0	19
Notes issued by consolidated VIEs	(2)	0	0	0	0	(2)	0	0
__________

(1)	Current period amounts include one additional month of activity related to the elimination of Gibraltar Life’s reporting lag.

(2)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

(3)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

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

(6)
Other, for the period ended September 30, 2018, primarily represents deconsolidation of a VIE and reclassifications of certain assets between reporting categories and foreign currency translation. Other, for the period ended September 30, 2017, primarily represents consolidations of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.

(7)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(8)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(9)	Prior period amounts have been updated to conform to current period presentation.

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

	As of September 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$28	$5,893	$2	$	$5,923
Currency	0	331	0		331
Credit	0	72	0		72
Currency/Interest Rate	0	1,715	0		1,715
Equity	0	886	0		886
Other	0	0	0		0
Netting(1)				(8,121)	(8,121)
Total derivative assets	$28	$8,897	$2	$(8,121)	$806
Derivative Liabilities:
Interest Rate	$15	$4,891	$0	$	$4,906
Currency	0	371	0		371
Credit	0	4	0		4
Currency/Interest Rate	0	1,000	0		1,000
Equity	0	1,059	0		1,059
Other	0	0	0		0
Netting(1)				(6,654)	(6,654)
Total derivative liabilities	$15	$7,325	$0	$(6,654)	$686

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$25	$8,399	$0	$	$8,424
Currency	0	165	0		165
Credit	0	21	0		21
Currency/Interest Rate	0	1,588	0		1,588
Equity	2	595	10		607
Other	0	0	0		0
Netting(1)				(9,600)	(9,600)
Total derivative assets	$27	$10,768	$10	$(9,600)	$1,205
Derivative Liabilities:
Interest Rate	$1	$3,800	$3	$	$3,804
Currency	0	262	0		262
Credit	0	5	0		5
Currency/Interest Rate	0	1,149	0		1,149
Equity	2	733	0		735
Other	0	0	0		0
Netting(1)				(5,312)	(5,312)
Total derivative liabilities	$3	$5,949	$3	$(5,312)	$643
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended September 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$2	$0	$0	$0	$0	$0	$(2)	$0	$0	$0	$0
Net Derivative - Interest Rate	2	0	0	0	0	0	0	0	0	2	4

	Nine Months Ended September 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$10	$1	$0	$0	$0	$0	$(11)	$0	$0	$0	$0
Net Derivative - Interest Rate	(3)	5	0	0	0	0	0	0	0	2	5

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(3)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$10	$0	$0	$10	$0
Net Derivative - Interest Rate	3	(2)	0	0	0	0	0	0	0	1	(3)

	Nine Months Ended September 30, 2017(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(3)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$10	$0	$0	$10	$0
Net Derivative - Interest Rate	4	(3)	0	0	0	0	0	0	0	1	(3)

__________

(1)	Represents conversion of warrants to equity shares.

(2)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

(3)	Related to warrants received in restructuring a certain asset that resulted in reclassification of reporting category.

(4)	Total realized and unrealized gains (losses) as well as unrealized gains (losses) for assets still held at the end of the period are recorded in “Realized investment gains (losses), net.”

(5)	Prior period amounts have been updated to conform to current period presentation.

Nonrecurring Fair Value Measurements—The following tables represent information for assets measured at fair value on a nonrecurring basis. The fair value measurement is nonrecurring as these assets are measured at fair value only when there is a triggering event (e.g., an evidence of impairment). Assets included in the table are those that were impaired during the respective reporting periods and that are still held as of the reporting date. The estimated fair values for these amounts were determined using significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$3	$0	$(10)	$0
Mortgage servicing rights(2)	$2	$2	$6	$8
Cost method investments(3)	$0	$(7)	$0	$(24)

	September 30, 2018	December 31, 2017
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$50	$64
Mortgage servicing rights(2)	$68	$60
Cost method investments(3)	$0	$150
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Assets:
Other invested assets(2):
Changes in fair value	$0	$33	$0	$110
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$1	$(12)	$1	$2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Commercial mortgage and other loans:
Interest income	$4	$5	$10	$10
Notes issued by consolidated VIEs:
Interest expense	$9	$16	$27	$60

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$401	$593
Aggregate contractual principal as of period end	$396	$582
Other invested assets(2):
Fair value as of period end	$0	$1,945
Notes issued by consolidated VIEs:
Fair value as of period end	$610	$1,196
Aggregate contractual principal as of period end	$632	$1,233
__________

(1)
As of September 30, 2018, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2018(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,413	$874	$2,287	$1,957
Assets supporting experience-rated contractholders liabilities	16	118	0	134	134
Commercial mortgage and other loans	0	121	58,427	58,548	58,935
Policy loans	0	0	11,928	11,928	11,928
Other invested assets	0	43	0	43	43
Short-term investments	780	22	0	802	802
Cash and cash equivalents	5,719	1,998	0	7,717	7,717
Accrued investment income	0	3,180	0	3,180	3,180
Other assets	138	2,609	499	3,246	3,246
Total assets	$6,653	$9,504	$71,728	$87,885	$87,942
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,513	$66,540	$98,053	$99,314
Securities sold under agreements to repurchase	0	9,176	0	9,176	9,176
Cash collateral for loaned securities	0	4,656	0	4,656	4,656
Short-term debt	0	1,866	669	2,535	2,393
Long-term debt(5)	1,848	15,441	1,223	18,512	17,421
Notes issued by consolidated VIEs	0	0	320	320	320
Other liabilities	0	6,139	525	6,664	6,664
Separate account liabilities—investment contracts	0	73,624	26,433	100,057	100,057
Total liabilities	$1,848	$142,415	$95,710	$239,973	$240,001

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,484	$946	$2,430	$2,049
Assets supporting experience-rated contractholders liabilities(4)	58	51	0	109	109
Commercial mortgage and other loans	0	129	56,619	56,748	55,452
Policy loans	1	0	11,890	11,891	11,891
Short-term investments	989	22	0	1,011	1,011
Cash and cash equivalents	5,997	195	0	6,192	6,192
Accrued investment income	0	3,325	0	3,325	3,325
Other assets	45	2,385	685	3,115	3,115
Total assets	$7,090	$7,591	$70,140	$84,821	$83,144
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,045	$67,141	$100,186	$99,948
Securities sold under agreements to repurchase	0	8,400	0	8,400	8,400
Cash collateral for loaned securities	0	4,354	0	4,354	4,354
Short-term debt	0	1,384	0	1,384	1,380
Long-term debt(5)	1,296	16,369	2,095	19,760	17,172
Notes issued by consolidated VIEs	0	0	322	322	322
Other liabilities	0	6,002	715	6,717	6,717
Separate account liabilities—investment contracts	0	71,336	30,490	101,826	101,826
Total liabilities	$1,296	$140,890	$100,763	$242,949	$240,119
__________

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $1,795 million and $1,571 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, as of September 30, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

(2)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(3)
As of September 30, 2018, excludes notes with fair value and carrying amount of $4,753 million and $4,753 million, respectively. As of December 31, 2017, excludes notes with fair value and carrying amount of $4,913 million and $4,627 million, respectively. These amounts have been offset with the associated payables under a netting agreement.

(4)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(5)
As of September 30, 2018, includes notes with fair value and carrying amount of $8,419 million and $8,419 million, respectively. As of December 31, 2017, includes notes with fair value and carrying amount of $7,577 million and $7,287 million, respectively. These amounts have been offset with the associated receivables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2018 and December 31, 2017, the Company recognized a policyholder dividend obligation of $2,676 million and $1,790 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $829 million and $3,656 million at September 30, 2018 and December 31, 2017, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Closed Block liabilities
Future policy benefits	$48,349	$48,870
Policyholders’ dividends payable	874	829
Policyholders’ dividend obligation	3,505	5,446
Policyholders’ account balances	5,078	5,146
Other Closed Block liabilities	4,383	5,070
Total Closed Block liabilities	62,189	65,361
Closed Block assets
Fixed maturities, available-for-sale, at fair value	39,005	41,043
Fixed maturities, trading, at fair value(1)	201	339
Equity securities, at fair value(1)	2,146	2,340
Commercial mortgage and other loans	8,915	9,017
Policy loans	4,438	4,543
Other invested assets(1)	3,345	3,159
Short-term investments	107	632
Total investments	58,157	61,073
Cash and cash equivalents	435	789
Accrued investment income	487	474
Other Closed Block assets	378	249
Total Closed Block assets	59,457	62,585
Excess of reported Closed Block liabilities over Closed Block assets	2,732	2,776
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses)	790	3,627
Allocated to policyholder dividend obligation	(829)	(3,656)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,693	$2,747
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2018
(in millions)
Balance, December 31, 2017	$5,446
Cumulative-effect adjustment from the adoption of ASU 2016-01(1)	157
Impact from earnings allocable to policyholder dividend obligation	(84)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(2,014)
Balance, September 30, 2018	$3,505
__________

(1)	See Note 2 for details.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues
Premiums	$528	$577	$1,680	$1,852
Net investment income	562	671	1,752	1,997
Realized investment gains (losses), net	(4)	107	104	461
Other income (loss)	166	25	273	85
Total Closed Block revenues	1,252	1,380	3,809	4,395
Benefits and Expenses
Policyholders’ benefits	676	727	2,182	2,371
Interest credited to policyholders’ account balances	33	35	99	100
Dividends to policyholders	424	478	1,240	1,544
General and administrative expenses	91	95	275	289
Total Closed Block benefits and expenses	1,224	1,335	3,796	4,304
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	28	45	13	91
Income tax expense (benefit)	12	30	(33)	50
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$16	$15	$46	$41

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $604 million, or 16.0% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first nine months of 2018, compared to $1,320 million, or 24.6%, in the first nine months of 2017. The Company’s 2018 effective tax rate differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at higher rates than the U.S. statutory rate and unique items described below that were recorded in the periods in which they occurred. The Company’s 2017 effective tax rate differed from the U.S statutory rate of 35% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at lower rates than the U.S. statutory rate.

2018 Industry Issue Resolution (IIR) - In August 2018, the Internal Revenue Service (“IRS”) released an IIR to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the IIR methodology resulted in an accelerated deduction for the Company’s 2017 tax return, that would have otherwise been deductible in future years. Prior to the adoption of this IIR, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the IIR, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year in which they will now be recognized resulting in a reduction in income tax expense of $198 million for the first nine months of 2018.

Resolution of tax audit issues - During the third quarter of 2018, the Company reached an agreement with the IRS to resolve outstanding tax audit issues for tax years 2015 and 2016 and partially for 2017 which resulted in a $40 million increase to our income tax expense for the first nine months of 2018.

Brazil Full Inclusion - During the third quarter of 2018, the Company made a tax election, effective for the 2017 tax year, to subject earnings from its insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related tax credits. This election will have the effect of reducing the rate at which the Company will incur taxes on these earnings from the 45% tax rate in Brazil to the 21% tax rate in the U.S., which in turn will reduce the amount of associated income tax expense in 2018 and

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

thereafter. In conjunction with this election, the Company remeasured its related deferred tax assets from the previous 45% rate in Brazil to the new rate of 21% in the U.S., which resulted in additional income tax expense in the current quarter. The net effect of the lower tax rate and the remeasurement of the deferred tax assets was a net increase in income tax expense of $51 million for the first nine months of 2018.

U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) - On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $2,880 million tax benefit in “Total income tax expense (benefit)” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 using reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first nine months of 2018, the Company recognized a $144 million reduction in income tax expense primarily related to refinements of our provisional estimates of earnings of affiliated foreign companies subject to the one-time toll charge.

The financial statement impact related to the adoption of Tax Act of 2017 for the twelve months ended December 31, 2017 and nine months ended September 30, 2018 was as follows:

	Twelve Months Ended December 31, 2017	Nine Months Ended September 30, 2018	Total
	(in millions)
Deferred tax revaluation from tax law change	$(1,592)	$16	$(1,576)
Adoption of modified territorial system	(1,785)	(24)	(1,809)
Deemed repatriation	497	(136)	361
Total provision for income tax expense (benefit)	$(2,880)	$(144)	$(3,024)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2018	December 31, 2017
	($ in millions)
Commercial paper:
Prudential Financial	$25	$50
Prudential Funding, LLC	719	500
Subtotal commercial paper	744	550
Current portion of long-term debt(1)	1,649	830
Total short-term debt(2)	$2,393	$1,380
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$207	$277
Daily average commercial paper outstanding	$1,396	$1,110
Weighted average maturity of outstanding commercial paper, in days	11	22
Weighted average interest rate on outstanding short-term debt(3)	1.76%	0.99%
__________
(1) Includes $49 million and $0 million that has recourse only to real estate investment property at September 30, 2018 and December 31, 2017, respectively.
(2) Includes Prudential Financial debt of $1,124 million and $880 million at September 30, 2018 and December 31, 2017, respectively.
(3) Excludes the current portion of long-term debt.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Financial and certain subsidiaries have access to other sources of liquidity, including: membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2018, no amounts were drawn on the credit facilities. For additional information on these alternative sources of liquidity, see Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	September 30, 2018	December 31, 2017

	(in millions)
Fixed-rate notes:
Surplus notes	$341	$840
Surplus notes subject to set-off arrangements(1)	6,319	5,187
Senior notes	8,777	8,882
Mortgage debt(2)	239	226
Floating-rate notes:
Surplus notes subject to set-off arrangements(1)	2,100	2,100
Senior notes	29	29
Mortgage debt(3)	471	573
Junior subordinated notes(4)	7,564	6,622
Subtotal	25,840	24,459
Less: assets under set-off arrangements(1)	8,419	7,287
Total long-term debt(5)	$17,421	$17,172
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $103 million and $107 million of debt denominated in foreign currency at September 30, 2018 and December 31, 2017, respectively.

(3)	Includes $211 million and $245 million of debt denominated in foreign currency at September 30, 2018 and December 31, 2017, respectively.

(4)	Includes Prudential Financial debt of $7,509 million and subsidiary debt of $55 million denominated in foreign currency at September 30, 2018.

(5)	Includes Prudential Financial debt of $16,142 million and $15,304 million at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Surplus Notes

During the first quarter of 2018, the Company established a new $1.6 billion captive financing facility to finance non-economic reserves required under Regulation XXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary issues surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. As of September 30, 2018, $100 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

During the second quarter of 2018, the Company amended its captive financing facility initially established in March 2017 for the financing of non-economic reserves required under Guideline AXXX to increase the maximum potential size of the facility to $2 billion. The Company also increased the principal amount of surplus notes outstanding under the facility by $820 million. As of September 30, 2018, an aggregate of $1.5 billion of surplus notes were outstanding under this facility and no credit-linked note payments have been required.

Under each of the above transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Senior Notes

Medium-Term Notes. Prudential Financial maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of September 30, 2018, the outstanding balance of the Company’s medium-term notes was $7.9 billion, an increase of $300 million from December 31, 2017. The increase was due to the issuance in the first quarter of $600 million of notes with an interest rate of 3.878% maturing in March 2028 and $400 million of notes with an interest rate of 4.418% maturing in March 2048, offset by $700 million of maturities in August 2018.

Mortgage Debt. As of September 30, 2018, the Company’s subsidiaries had mortgage debt of $759 million that has recourse only to real estate property held for investment by those subsidiaries. This represents a decrease of $40 million from December 31, 2017, due to $77 million of prepayment activity and $10 million from foreign currency exchange rate fluctuations, partially offset by new borrowings of $46 million.

Junior Subordinated Notes. In April 2018, the Company redeemed all of its $600 million 8.875% junior subordinated notes due 2068 and incurred a make-whole fee of $6 million.

In August 2018, Prudential Financial issued $565 million of 5.625% fixed rate junior subordinated notes in a public offering. The notes are considered hybrid capital securities that receive enhanced equity treatment from certain of the rating agencies. The notes have a maturity date of August 15, 2058. Interest is payable quarterly at a fixed rate of 5.625%. Prudential Financial may redeem the notes in whole, but not in part, at any time prior to August 15, 2023, within 90 days after the occurrence of a “tax event,” a “regulatory capital event” or a “rating agency event,” as these terms are defined in the indenture agreement, at a redemption price equal to (i) in the case of a “tax event” or a “regulatory capital event,” their principal amount plus accrued and unpaid interest or (ii) in the case of a “rating agency event,” 102% of their principal amount plus accrued and unpaid interest. On or after August 15, 2023, Prudential Financial may redeem the notes, in whole or in part, at their principal amount plus accrued and unpaid interest.

In September 2018, Prudential Financial issued $1 billion of 5.7% fixed-to-floating rate junior subordinated notes in a public offering. The notes are considered hybrid capital securities that receive enhanced equity treatment from certain of the rating agencies. The notes have a maturity date of September 15, 2048. Interest is payable semi-annually at a fixed rate of 5.7% until September 15, 2028, from which date interest is payable quarterly at a floating rate of 3-month LIBOR plus 2.665%. Prudential Financial may redeem the notes in whole, but not in part, at any time prior to September 15, 2028, within 90 days after the occurrence of a “tax event,” a “regulatory capital event” or a “rating agency event,” as these terms are defined in the indenture agreement, at a redemption price equal to (i) in the case of a “tax event” or a “regulatory capital event,” their principal amount plus accrued and unpaid interest or (ii) in the case of a “rating agency event,” 102% of their principal amount plus accrued and unpaid interest. On or after September 15, 2028, Prudential Financial may redeem the notes, in whole or in part, at their principal amount plus accrued and unpaid interest.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$78	$71	$6	$5
Interest cost	112	119	17	20
Expected return on plan assets	(204)	(195)	(27)	(25)
Amortization of prior service cost	(1)	(1)	0	0
Amortization of actuarial (gain) loss, net	53	48	4	9
Settlements	5	7	0	0
Special termination benefits	0	0	0	0
Net periodic (benefit) cost	$43	$49	$0	$9

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$236	$213	$18	$15
Interest cost	336	357	52	61
Expected return on plan assets	(613)	(585)	(81)	(76)
Amortization of prior service cost	(3)	(3)	0	0
Amortization of actuarial (gain) loss, net	160	144	13	27
Settlements	5	7	0	0
Special termination benefits	1	3	0	0
Net periodic (benefit) cost	$122	$136	$2	$27

During the nine months ended September 30, 2018, the Company made cash contributions of $45 million to its postretirement plans and anticipates making an additional $5 million of cash contributions during the remainder of 2018.

11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2017	660.1	237.5	422.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.8	(10.8)
Stock-based compensation programs(1)	0.0	(2.6)	2.6
Balance, September 30, 2018	660.1	245.7	414.4
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In December 2017, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2018 through December 31, 2018. As of September 30, 2018, 10.8 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $1.125 billion.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividends declared per share of Common Stock	$0.90	$0.75	$2.70	$2.25

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss) attributable to Prudential Financial, Inc.” for the nine months ended September 30, 2018 and 2017, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2017	$(269)	$19,968	$(2,625)	$17,074
Change in OCI before reclassifications	(314)	(10,452)	30	(10,736)
Amounts reclassified from AOCI	1	(690)	170	(519)
Income tax benefit (expense)	15	2,555	(45)	2,525
Cumulative effect of adoption of ASU 2016-01	0	(847)	0	(847)
Cumulative effect of adoption of ASU 2018-02	(231)	2,282	(398)	1,653
Balance, September 30, 2018	$(798)	$12,816	$(2,868)	$9,150

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2016	$(973)	$18,171	$(2,577)	$14,621
Change in OCI before reclassifications	735	3,164	(7)	3,892
Amounts reclassified from AOCI	3	(1,329)	168	(1,158)
Income tax benefit (expense)	(95)	(606)	(56)	(757)
Balance, September 30, 2017	$(330)	$19,400	$(2,472)	$16,598
__________

(1)
Includes cash flow hedges of $139 million and $(39) million as of September 30, 2018 and December 31, 2017, respectively, and $333 million and $1,316 million as of September 30, 2017 and December 31, 2016, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statements of Operations
	2018	2017	2018	2017
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(1)	$(1)	$(1)	$(4)	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	0	1	Other income
Total foreign currency translation adjustment	(1)	(1)	(1)	(3)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	0	0	2	(2)	(3)
Cash flow hedges—Currency	2	0	2	0	(3)
Cash flow hedges—Currency/Interest rate	122	(35)	367	(36)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	76	544	319	1,367
Total net unrealized investment gains (losses)	200	509	690	1,329	(4)
Amortization of defined benefit pension items:
Prior service cost	1	1	3	3	(5)
Actuarial gain (loss)	(57)	(57)	(173)	(171)	(5)
Total amortization of defined benefit pension items	(56)	(56)	(170)	(168)
Total reclassifications for the period	$143	$452	$519	$1,158
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2017	$286	$(2)	$3	$(46)	$(94)	$147
Net investment gains (losses) on investments arising during the period	(12)				5	(7)
Reclassification adjustment for (gains) losses included in net income	(68)				28	(40)
Reclassification adjustment for OTTI losses excluded from net income(1)	(2)				1	(1)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		3			(1)	2
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				27	(10)	17
Balance, September 30, 2018	$204	$1	$3	$(19)	$(71)	$118
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2017	$36,112	$(1,580)	$(1,243)	$(3,631)	$(9,837)	$19,821
Net investment gains (losses) on investments arising during the period	(13,709)				3,782	(9,927)
Reclassification adjustment for (gains) losses included in net income	(622)				255	(367)
Reclassification adjustment for OTTI losses excluded from net income(2)	2				(1)	1
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		937			(270)	667
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			313		(177)	136
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,989	(887)	1,102
Cumulative effect of adoption of ASU 2016-01	(2,042)			813	212	(1,017)
Cumulative effect of adoption of ASU 2018-02					2,282	2,282
Balance, September 30, 2018	$19,741	$(643)	$(930)	$(829)	$(4,641)	$12,698
__________

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended September 30,
	2018			2017
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,675			$2,241
Less: Income (loss) attributable to noncontrolling interests	3			3
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	19			27
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,653	416.2	$3.97	$2,211	426.2	$5.19
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$19			$27
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	19			27
Stock options		1.4			1.9
Deferred and long-term compensation programs		1.2			1.1
Exchangeable Surplus Notes	5	5.9		4	5.8
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,658	424.7	$3.90	$2,215	435.0	$5.09

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2018			2017
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$3,239			$4,109
Less: Income (loss) attributable to noncontrolling interests	7			11
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	37			50
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$3,195	419.2	$7.62	$4,048	428.1	$9.46
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$37			$50
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	37			50
Stock options		1.6			2.2
Deferred and long-term compensation programs		1.1			1.0
Exchangeable Surplus Notes	16	5.9		13	5.8
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$3,211	427.8	$7.51	$4,061	437.1	$9.29

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2018 and 2017, as applicable, were based on 4.8 million and 5.2 million of such awards, respectively, and for the nine months ended September 30, 2018 and 2017, as applicable, were based on 4.9 million and 5.3 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2018		2017
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.8	$108.60	0.4	$110.20
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.8		0.4

	Nine Months Ended September 30,
	2018		2017
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.6	$108.46	0.3	$110.27
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.6		0.5

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. This was equivalent to 5.1 million shares and an initial exchange price per share of Common Stock of $98.78. The exchange rate is subject to customary anti-dilution adjustments and is accordingly revalued during the fourth quarter of each year. As of September 30, 2018, the exchange rate is equal to 11.7643 shares of Common Stock per each $1,000 principal amount of surplus notes. This is equivalent to 5.88 million shares and an exchange price per share of Common Stock of $85.00. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

13. SEGMENT INFORMATION

Segments

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The PGIM division consists of the PGIM segment. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The International Insurance division consists of the International Insurance segment. The Closed Block division consists of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the divested businesses that are included in Corporate and Other operations. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested.

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles “adjusted operating income before income taxes” to “income before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$230	$259	$716	$673
Total PGIM division(1)	230	259	716	673
Retirement	239	248	833	953
Group Insurance	59	61	196	231
Total U.S. Workplace Solutions division(1)	298	309	1,029	1,184
Individual Annuities	454	577	1,480	1,657
Individual Life	170	150	249	(289)
Total U.S. Individual Solutions division(1)	624	727	1,729	1,368
International Insurance	890	799	2,530	2,421
Total International Insurance division	890	799	2,530	2,421
Corporate and Other operations	(374)	(310)	(954)	(974)
Total Corporate and Other	(374)	(310)	(954)	(974)
Total segment adjusted operating income before income taxes	1,668	1,784	5,050	4,672
Reconciling items:
Realized investment gains (losses), net, and related adjustments	271	1,395	751	(48)
Charges related to realized investment gains (losses), net	(94)	(231)	(233)	571
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	10	85	(586)	330
Change in experience-rated contractholder liabilities due to asset value changes	(21)	(31)	482	(188)
Divested businesses:
Closed Block division	18	33	(22)	49
Other divested businesses	12	10	(1,586)	51
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(26)	(24)	(75)	(66)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,838	$3,021	$3,781	$5,371
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

Reconciliation of select financial information

The table below presents revenues and total assets for the Company’s reportable segments for the periods or as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenues				Total Assets
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2018	December 31, 2017
	2018	2017	2018	2017
	(in millions)
PGIM	$817	$827	$2,459	$2,370	$48,175	$49,944
Total PGIM division(1)	817	827	2,459	2,370	48,175	49,944
Retirement	4,203	3,259	9,280	8,803	178,778	183,629
Group Insurance	1,430	1,363	4,270	4,108	41,634	41,575
Total U.S. Workplace Solutions division(1)	5,633	4,622	13,550	12,911	220,412	225,204
Individual Annuities	1,224	1,304	3,742	3,825	177,497	183,666
Individual Life	1,454	1,411	4,330	3,510	86,313	83,985
Total U.S. Individual Solutions division(1)	2,678	2,715	8,072	7,335	263,810	267,651
International Insurance	5,490	5,376	16,818	16,268	214,197	211,647
Total International Insurance division	5,490	5,376	16,818	16,268	214,197	211,647
Corporate and Other operations	(186)	(179)	(549)	(488)	16,199	14,556
Total Corporate and Other	(186)	(179)	(549)	(488)	16,199	14,556
Total	14,432	13,361	40,350	38,396	762,793	769,002
Reconciling items:
Realized investment gains (losses), net, and related adjustments	271	1,395	751	(48)
Charges related to realized investment gains (losses), net	(60)	(63)	(223)	(154)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	10	85	(586)	330
Divested businesses:
Closed Block division	1,249	1,376	3,800	4,382	59,955	63,134
Other divested businesses	276	185	551	594
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(30)	(26)	(83)	(76)
Total per Unaudited Interim Consolidated Financial Statements	$16,148	$16,313	$44,560	$43,424	$822,748	$832,136
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

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
PGIM segment intersegment revenues	$183	$181	$552	$534

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2018	December 31, 2017
	(in millions)
Total outstanding mortgage loan commitments	$2,141	$2,772
Portion of commitment where prearrangement to sell to investor exists	$1,003	$435

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2018	December 31, 2017
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$6,656	$6,319
Expected to be funded from separate accounts	$91	$141

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending Transactions

	September 30, 2018	December 31, 2017
	(in millions)
Indemnification provided to certain securities lending clients	$5,085	$4,619
Fair value of related collateral associated with above indemnifications	$5,203	$4,722
Accrued liability associated with guarantee	$0	$0

In the normal course of business, the Company may facilitate securities lending transactions on behalf of certain client accounts (collectively, “the accounts”). In certain of these arrangements, the Company has provided an indemnification to the accounts to hold them harmless against losses caused by counterparty (i.e., borrower) defaults associated with the securities lending activity facilitated by the Company. Collateral is provided by the counterparty to the accounts at the inception of the loan equal to or greater than 102% of the fair value of the loaned securities and the collateral is maintained daily at 102% or greater of the fair value of the loaned securities. The Company is only at risk if the counterparty to the securities lending transaction defaults and the value of the collateral held is less than the value of the securities loaned to such counterparty. The Company believes the possibility of any payments under these indemnities is remote.

Credit Derivatives Written

As discussed further in Note 5, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees of Asset Values

	September 30, 2018	December 31, 2017
	(in millions)
Guaranteed value of third-parties’ assets	$78,512	$77,290
Fair value of collateral supporting these assets	$77,308	$77,651
Asset (liability) associated with guarantee, carried at fair value	$2	$(1)

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	September 30, 2018	December 31, 2017
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,760	$1,609
First-loss exposure portion of above	$525	$483
Accrued liability associated with guarantees	$16	$14

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $14,070 million and $12,892 million of mortgages subject to these loss-sharing arrangements as of September 30, 2018 and December 31, 2017, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2018, these mortgages had a weighted-average debt service coverage ratio of 1.86 times and a weighted-average loan-to-value ratio of 60%. As of December 31, 2017, these mortgages had a weighted average debt service coverage ratio of 1.82 times and a weighted-average loan-to-value ratio of 59%. The Company had no losses related to indemnifications that were settled for the nine months ended September 30, 2018 and 2017, respectively.

Other Guarantees

	September 30, 2018	December 31, 2017
	(in millions)
Other guarantees where amount can be determined	$78	$31
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above is $13 million and $31 million as of September 30, 2018 and December 31, 2017, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
Individual Annuities, Individual Life and Group Insurance

Wells Fargo MyTerm Sales

In November 2018, the Company and Wells Fargo resolved the Company’s claims emanating from the MyTerm distribution agreement.

Huffman v. The Prudential Insurance Company of America

In April 2018, the Third Circuit Court of Appeals denied Prudential Insurance’s request for leave to appeal the class certification decision.

Behfarin v. Pruco Life

In September 2018, plaintiff filed a motion for class certification.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Escheatment Litigation

State of West Virginia ex. Rel. John D. Perdue v. The Prudential Insurance Company of America

In September 2018, the case was dismissed with prejudice. This matter is now closed.

State of West Virginia ex. Rel. John D. Perdue v. Pruco Life

In September 2018, the case was dismissed with prejudice. This matter is now closed.

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

PICA et al. v. U.S. Bank N.A.

In February 2018, the federal court entered a stipulated order: (i) dismissing all claims involving three trusts with prejudice; (ii) with respect to twenty trusts, dismissing with prejudice the Trust Indenture Act (“TIA”) claims for lack of standing, and the breach of contract claims without prejudice; and (iii) dismissing without prejudice the TIA and breach of contract claims concerning the four remaining trusts. In February 2018, U.S. Bank filed an appeal from the state court’s order concerning U.S. Bank’s motion to dismiss the amended complaint. In March 2018, plaintiffs filed a cross-appeal of the state court’s order concerning the motion to dismiss. In August 2018, plaintiffs filed a second class action complaint in New York state court against U.S. Bank, as trustee, asserting claims for breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, and breach of duty of care. In October 2018, the New York State Supreme Court, First Department, modified the lower court’s January 2018 order, by dismissing plaintiffs’ breach of contract claims for servicer violations involving 56 of 77 trusts, and otherwise affirmed the remainder of the lower court’s January 2018 order.

Regulatory Matters

Securities Lending and Foreign Tax Reclaim Matter

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In 2016, the Company self-reported to the SEC and the U.S. Department of Labor (“DOL”) , and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments due to a long-standing restriction benefiting the Company that limited the availability of loanable securities. The Company has removed the restriction and implemented a remediation plan for the benefit of customers. As part of the Company’s review of this matter, in 2018 it further self-reported to the SEC, and notified other regulators, that in some cases it failed to timely process foreign tax reclaims for the separate account investments.  The Company has corrected the foreign tax reclaim process and is implementing a remediation plan for the benefit of customers.

The DOL’s review of the securities lending matter is closed.  The Company is cooperating with the SEC in its review of the securities lending and foreign tax reclaim matters (which includes a review of the remediation plans) and has entered into discussions with the SEC staff regarding a possible settlement of the securities lending matter that would potentially involve charges under the Investment Advisers Act and financial remedies. We cannot predict the outcome of the discussions with the SEC regarding the foreign tax reclaim matter or the possible settlement of the securities lending matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2018, compared with December 31, 2017, and its consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.410 trillion of assets under management as of September 30, 2018, has operations primarily in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Regulatory Developments

Regulation as a Designated Financial Company

In October 2018, the Financial Stability Oversight Council rescinded the designation of the Company as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a result, the Company is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank. The Company remains subject to comprehensive regulation and supervision as described under “Business—Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2017, and the New Jersey Department of Banking and Insurance will continue to act as our group-wide supervisor.

Fiduciary Rules and other Standards of Care

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

In July 2018, the New York Department of Financial Services issued an amendment to its suitability regulations which will impose a best-interest standard on the sale of annuity and life insurance products in New York. In addition, in October 2018 the New Jersey Bureau of Securities issued proposed regulations that would impose a fiduciary standard on all New Jersey investment professionals, and other state regulators and legislatures have adopted or are considering adopting best interest standards.

Given the uncertainty as to the standards that will ultimately apply to our businesses, we cannot predict the impact of these new laws and proposals.

State Insurance Exam

In June 2018, the New Jersey Department of Banking and Insurance, along with the insurance regulators of Arizona, Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

Risk-Based Capital

In June 2018, the Capital Adequacy Task Force of the National Association of Insurance Commissioners (the “NAIC”) approved revisions to the NAIC’s risk-based capital (“RBC”) framework in respect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”). The revisions will apply to our domestic life insurance companies’ RBC ratios as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratios, see “Liquidity and Capital Resources-Capital-Insurance Regulatory Capital.”

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

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. However, more recently market interest rates have begun to climb in conjunction with a series of Federal Reserve decisions to raise interest rates in response to a strengthening economy. While market conditions and events make uncertain the timing, amount and impact of any further monetary policy decisions by the Federal Reserve, a trend of rising interest rates may enhance our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may approach or exceed the overall portfolio yield.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division, PGIM division and our Corporate and Other operations, we expect annual scheduled payments and prepayments to be approximately 6.1% of the fixed maturity security and commercial mortgage loan portfolios through 2019. The portion of the general account attributable to these operations has approximately $193 billion of such assets (based on net carrying value) as of September 30, 2018. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4.2% as of September 30, 2018.

Included in the $193 billion of fixed maturity securities and commercial mortgage loans are approximately $112 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $112 billion, approximately 63% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2018
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$114
Contracts with adjustable crediting rates subject to guaranteed minimums	57
Participating contracts where investment income risk ultimately accrues to contractholders	15
Total	$186

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

The $57 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of September 30, 2018, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.5	$1.2	$0.5	$0.0	$0.0	$2.2
1.00% - 1.99%	1.0	2.2	13.1	2.1	0.4	18.8
2.00% - 2.99%	1.3	0.7	1.9	1.0	0.6	5.5
3.00% - 4.00%	26.7	2.0	0.2	0.2	0.0	29.1
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$30.4	$6.1	$15.7	$3.3	$1.0	$56.5
Percentage of total	54%	11%	27%	6%	2%	100%
 __________

(1)	Includes approximately $0.81 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 3.10% for the period from October 1, 2018 through December 31, 2019, and credit spreads remain unchanged from levels as of September 30, 2018, we estimate that the unfavorable impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would be approximately $1 million in 2018 and $3 million in 2019. This hypothetical scenario only reflects the impact related to the approximately $57 billion of contracts shown in the table above, and does not reflect: any benefit from potential changes to the crediting rates on the corresponding contractholder liabilities where the Company has the contractual ability to do so, or other potential mitigants such as changes in investment mix that we may implement as funds are reinvested; any impact related to assets that do not directly support our liabilities; any impact from other factors, including but not limited to, new business, contractholder behavior, product modifications, changes in product offerings, changes in competitive conditions or changes in capital markets; or any impact from other factors described below. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

In order to mitigate the unfavorable impact that a low interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and hedging strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage the interest rate risk associated with our products through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based and insurance underwriting earnings play a more prominent role in product profitability.

Closed Block Division
Substantially all of the $58 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for further information on the Closed Block.

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

As of September 30, 2018
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

Assuming a hypothetical scenario within our Japanese and Korean operations where new money yields would be 25 bps lower than projected, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that the unfavorable impact would reduce adjusted operating income in 2019 by approximately $10 to $15 million. This hypothetical scenario excludes first-year premium, single pay premium, multi-currency fixed annuity cash flows, any potential benefit from repricing products and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets and the effect of derivative instruments.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues	$16,148	$16,313	$44,560	$43,424
Benefits and expenses	14,310	13,292	40,779	38,053
Income (loss) before income taxes and equity in earnings of operating joint ventures	1,838	3,021	3,781	5,371
Income tax expense (benefit)	184	800	604	1,320
Income (loss) before equity in earnings of operating joint ventures	1,654	2,221	3,177	4,051
Equity in earnings of operating joint ventures, net of taxes	21	20	62	58
Net income (loss)	1,675	2,241	3,239	4,109
Less: Income attributable to noncontrolling interests	3	3	7	11
Net income (loss) attributable to Prudential Financial, Inc.	$1,672	$2,238	$3,232	$4,098

Three Month Comparison. The $566 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2018 compared to the third quarter of 2017 reflected the following notable items:

•
$718 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information);

•
$588 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—General Account Investments” for additional information); and

•
$84 million unfavorable variance, on a pre-tax basis, from adjustments to reserves as well as DAC and other costs, reflecting updates to the estimated profitability of our businesses. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was the following item:

•
$824 million net favorable variance, on a pre-tax basis, primarily from lower income tax expense due to lower net income compared to the prior year period as well as the impact of tax reform and certain other tax matters (see Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information).

Nine Month Comparison. The $866 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2018 compared to the first nine months of 2017 reflected the following notable items:

•
$1,389 million unfavorable variance, on a pre-tax basis, from adjustments to reserves as well as DAC and other costs, reflecting updates to the estimated profitability of our businesses, including the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” for additional information);

•
$771 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed below (see “—General Account Investments” for additional information); and

•
$249 million net unfavorable variance, on a pre-tax basis, from a loss in the current period from our Divested Businesses compared to income in the prior period, excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$730 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$813 million net favorable variance, on a pre-tax basis, primarily from lower income tax expense due to lower net income compared to the prior year period as well as the impact of tax reform and certain other tax matters (see Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$230	$259	$716	$673
Total PGIM division(1)	230	259	716	673
Retirement	239	248	833	953
Group Insurance	59	61	196	231
Total U.S. Workplace Solutions division(1)	298	309	1,029	1,184
Individual Annuities	454	577	1,480	1,657
Individual Life	170	150	249	(289)
Total U.S. Individual Solutions division(1)	624	727	1,729	1,368
International Insurance	890	799	2,530	2,421
Total International Insurance division	890	799	2,530	2,421
Corporate and Other operations	(374)	(310)	(954)	(974)
Total Corporate and Other	(374)	(310)	(954)	(974)
Total segment adjusted operating income before income taxes	1,668	1,784	5,050	4,672
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	271	1,395	751	(48)
Charges related to realized investment gains (losses), net(3)	(94)	(231)	(233)	571
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(4)	10	85	(586)	330
Change in experience-rated contractholder liabilities due to asset value changes(5)	(21)	(31)	482	(188)
Divested businesses(6):
Closed Block division	18	33	(22)	49
Other divested businesses	12	10	(1,586)	51
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(26)	(24)	(75)	(66)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,838	$3,021	$3,781	$5,371
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

(2)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—General Account Investments” and Note 13 to our Unaudited Interim Consolidated Financial Statements for additional information.

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

Results for the periods presented above reflect the following:

PGIM. Segment results for the third quarter of 2018 decreased in comparison to the prior year period, primarily reflecting lower other related revenues, net of associated expenses, partially offset by higher asset management fees, net of related expenses. Results for the first nine months of 2018 increased in comparison to the prior year period, primarily reflecting higher asset management fees, net of related expenses, partially offset by higher expenses supporting business growth and lower other related revenues, net of associated expenses.

Retirement. Segment results for the third quarter of 2018 decreased in comparison to the prior year period, primarily reflecting a lower contribution from reserve experience, partially offset by higher net investment spread results. Segment results for the first nine months of 2018 decreased in comparison to the prior year period, primarily reflecting a net unfavorable comparative impact from our annual reviews and update of assumptions and other refinements, lower net investment spread results and higher general and administrative expenses, partially offset by a higher contribution from reserve experience.

Group Insurance. Segment results for the third quarter of 2018 decreased modestly in comparison to the prior year period, reflecting higher expenses partially offset by more favorable underwriting results in our group life and group disability businesses. Segment results for the first nine months of 2018 decreased in comparison to the prior year period, reflecting higher expenses, less favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, and a lower contribution from net investment spread results, partially offset by more favorable underwriting results in our group life and group disability businesses.

Individual Annuities. Segment results for both the third quarter and the first nine months of 2018 decreased in comparison to the prior year periods both reflecting less favorable comparative net impacts from changes in the estimated profitability of the business. Excluding these impacts, segment results for the third quarter of 2018 decreased in comparison to the prior year period primarily driven by higher capital hedge costs, higher distribution expenses and lower net asset-based fee income. Segment results for the first nine months of 2018 increased slightly in comparison to the prior year periods primarily driven by higher net asset-based fee income, as well as lower amortization costs and reserve provisions. These increases were mostly offset by lower net investment spread results, higher capital hedge costs and higher distribution expenses.

Individual Life. Segment results for the third quarter of 2018 increased in comparison to the prior year period, primarily reflecting a more favorable impact of mortality experience, net of reinsurance. Segment results for the first nine months of 2018 increased in comparison to the prior year period, primarily reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements.

International Insurance. Segment results for the third quarter and the first nine months of 2018 increased in comparison to the prior year periods, inclusive of favorable net impacts from foreign currency exchange rates. The nine-month comparison also included comparatively unfavorable net impacts from our annual reviews and update of assumptions and other refinements. Excluding these items, segment results increased from the prior periods as both current periods benefited from business growth and lower expenses, partially offset by a lower contribution from net investment results.

Corporate and Other operations. The results for the third quarter of 2018 reflected increased losses in comparison to the prior year period, driven by higher levels of corporate expenses and lower net investment income, partially offset by higher income from our qualified pension plan. Results for the first nine months of 2018 reflected decreased losses in comparison to the prior year period, driven by higher income from our qualified pension plan, lower levels of corporate expenses and lower interest expense, partially offset by lower net investment income.

Closed Block Division. The Closed Block division results for the third quarter of 2018 decreased in comparison to the prior year period, primarily driven by a decrease in net investment income and a less favorable policyholder dividend obligation adjustment, partially offset by higher net insurance activity and net realized investment gains and related activity results. The Closed Block division results for the first nine months of 2018 decreased in comparison to the prior year period, primarily driven by decreases in net investment income and net realized investment gains and related activity, partially offset by higher net insurance activity results and a more favorable policyholder dividend obligation adjustment.

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

	September 30, 2018	December 31, 2017
	(in billions)
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent earnings:
Forward currency hedging program(1)	$1.5	$1.6
Instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity:
U.S. dollar-denominated assets held in yen-based entities(2):
U.S. dollar-denominated investments(3)	13.3	13.7
Other	0.1	0.1
Subtotal	13.4	13.8
Dual currency and synthetic dual currency investments(4)	0.6	0.6
Total instruments hedging foreign currency exchange rate exposure on U.S. dollar-equivalent equity	14.0	14.4
Total hedges	$15.5	$16.0
__________

(1)	Represents the notional amount of forward currency contracts outstanding.

(2)
Excludes $47.3 billion and $41.2 billion as of September 30, 2018 and December 31, 2017, respectively, of U.S. dollar-denominated assets supporting U.S. dollar-denominated liabilities related to U.S. dollar-denominated products issued by our Japanese insurance operations.

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

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for U.S. dollars at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-U.S. dollar-denominated earnings are expected to be generated. In establishing the level of non-U.S. dollar-denominated earnings that will be hedged through this program, we exclude the anticipated level of U.S. dollar-denominated earnings that will be generated by U.S. dollar-denominated products and investments. For the nine months ended September 30, 2018, approximately 20% of the segment’s earnings were yen-based and, as of September 30, 2018, we have hedged 100% of expected yen-based earnings for 2018, and 95%, 56% and 13% of expected yen-based earnings for 2019, 2020 and 2021, respectively. To the extent currently unhedged, our International Insurance segment’s future expected U.S. dollar-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Insurance segment’s results for 2018 and 2017 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 111 and 112 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1150 and 1130 Korean won per U.S. dollar, respectively. We expect our 2019 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 105 yen per U.S. dollar and Korean won-denominated earnings at a fixed currency exchange rate of 1110 won per U.S. dollar. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$7	$(1)	$(14)	$2
Retirement(1)	0	0	0	2
PGIM	0	0	(1)	1
Impact of intercompany arrangements(2)	7	(1)	(15)	5
Corporate and Other operations:
Impact of intercompany arrangements(2)	(7)	1	15	(5)
Settlement gains (losses) on forward currency contracts(3)	6	(6)	(24)	(4)
Net benefit (detriment) to Corporate and Other operations	(1)	(5)	(9)	(9)
Net impact on consolidated revenues and adjusted operating income	$6	$(6)	$(24)	$(4)

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

(3)
As of September 30, 2018 and 2017, the notional amounts of these forward currency contracts within our Corporate and Other operations were $2.8 billion and $2.8 billion, respectively, of which $1.4 billion and $1.6 billion, respectively, were related to our Japanese insurance operations.

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

In the first quarter of 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the U.S. and Australian dollar-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the U.S. and Australian dollar-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $3.4 billion and $3.9 billion as of September 30, 2018 and December 31, 2017, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 2% of the $3.4 billion balance as of September 30, 2018 will be recognized throughout the remainder of 2018, approximately 10% will be recognized in 2019, and a majority of the remaining balance will be recognized from 2020 through 2024.

Highly inflationary economy in Argentina

Our insurance operations in Argentina, Prudential of Argentina (“POA”), have historically utilized the Argentine peso as the functional currency given it is the currency of the primary economic environment in which the entity operates. Argentina currently has a cumulative inflation rate that exceeds 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy shall be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the U.S. dollar) on a prospective basis. While this will change how the results of POA are remeasured and/or translated into the U.S. dollar, the impact to our financial statements was not material in the current period nor is it expected to be material in future periods given the relative size of our POA operations. It should also be noted that due to the macroeconomic environment in Argentina, POA’s sales are predominantly denominated in U.S. dollars and therefore substantially all of POA’s balance sheet consists of U.S. dollar-denominated product liabilities supported by U.S. dollar-denominated assets. As a result, this accounting change will serve to reduce the remeasurement impact reflected in net income given that the functional currency and currency in which the assets and liabilities are denominated will be more closely aligned.

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

Market Performance - Equity and Interest Rate Assumptions

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

Furthermore, the calculation of the estimated liability for future policy benefits related to certain insurance products includes an estimate of associated revenues and expenses that are dependent on both historical market performance as well as estimates of market performance in the future. Similar to DAC, DSI and VOBA described above, these liabilities are subject to quarterly adjustments for experience including market performance, in addition to annual adjustments resulting from our annual reviews of assumptions.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2018, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.9% near-term mean reversion equity expected rate of return.

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

Adoption of New Accounting Pronouncements

On August 15, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The ASU is effective January 1, 2021 (with early adoption permitted), and will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. See Note 2 to our Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

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

Operating Results

The following table sets forth the PGIM segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating results(1):
Revenues	$817	$827	$2,459	$2,370
Expenses	587	568	1,743	1,697
Adjusted operating income	230	259	716	673
Realized investment gains (losses), net, and related adjustments	(2)	(2)	(14)	(2)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(4)	(1)	(23)	(1)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$224	$256	$679	$670
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $29 million. The decrease primarily reflected lower other related revenues, net of associated expenses, mostly driven by lower strategic investing results due to the absence of outsized investment performance and a decrease in commercial mortgage agency loan originations, partially offset by an increase in net incentive fees. The decreases were also partially offset by higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows and equity market appreciation, partially offset by net equity outflows.

Nine Month Comparison. Adjusted operating income increased $43 million. The increase primarily reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of net fixed income inflows and equity market appreciation, partially offset by net equity outflows. This increase was partially offset by higher expenses supporting business growth, and lower other related revenues, net of associated expenses, primarily driven by lower strategic investing results due to less favorable investment performance and a decrease in commercial mortgage agency loan originations.

Revenues and Expenses

The following table sets forth the PGIM segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$302	$296	$893	$850
Retail customers(1)	221	203	657	582
General account	118	120	353	354
Total asset management fees	641	619	1,903	1,786
Other related revenues by source:
Incentive fees	13	6	24	20
Transaction fees	5	4	23	20
Strategic investing	7	34	60	77
Commercial mortgage(2)	23	39	79	93
Total other related revenues(3)	48	83	186	210
Service, distribution and other revenues(4)	128	125	370	374
Total revenues	$817	$827	$2,459	$2,370
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $17 million and $19 million for the three months ended September 30, 2018 and 2017, respectively, and $54 million and $61 million for the nine months ended September 30, 2018 and 2017, respectively.

Three Month Comparison. Revenues, as shown in the table above, decreased $10 million. Other related revenues decreased $35 million primarily due to lower strategic investing results from the absence of outsized investment performance and a decrease in commercial mortgage agency loan originations. This decrease was partially offset by an increase of $22 million in total asset management fees, primarily due to the increase in assets under management driven by net fixed income inflows and equity market appreciation.

Expenses, as shown in the table above under “—Operating Results,” increased $19 million, primarily reflecting an increase in compensation related expenses.

Nine Month Comparison. Revenues increased $89 million. Total asset management fees increased $117 million, primarily due to an increase in assets under management driven by net fixed income inflows and equity market appreciation. This increase was partially offset by a decrease of $24 million in other related revenues reflecting lower strategic investing results, driven by less favorable investment performance, and a decrease in commercial mortgage agency loan originations.

Expenses increased $46 million, primarily reflecting higher compensation attributable to higher compensable earnings and higher non-compensation related expenses supporting business growth.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	September 30, 2018	December 31, 2017	September 30, 2017
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$64.0	$68.0	$65.1
Fixed income	398.3	379.4	370.1
Real estate	43.4	42.1	43.1
Institutional customers(1)	505.7	489.5	478.3
Retail customers:
Equity	137.3	132.4	127.9
Fixed income	119.4	111.5	110.3
Real estate	1.6	1.7	1.7
Retail customers(2)	258.3	245.6	239.9
General account:
Equity	5.6	5.8	6.2
Fixed income	403.1	412.5	407.6
Real estate	1.9	1.9	1.9
General account	410.6	420.2	415.7
Total assets under management	$1,174.6	$1,155.3	$1,133.9
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018
	(in billions)
Institutional Customers:
Beginning assets under management	$490.8	$461.2	$489.5	$431.5	$478.3
Net additions (withdrawals), excluding money market activity:
Third-party	9.3	4.7	14.6	11.7	14.5
Third-party via affiliates(1)	0.1	0.0	(0.3)	(0.8)	2.9
Total	9.4	4.7	14.3	10.9	17.4
Market appreciation (depreciation)(3)	4.9	10.2	(0.3)	33.0	9.6
Other increases (decreases)(2)	0.6	2.2	2.2	2.9	0.4
Ending assets under management	$505.7	$478.3	$505.7	$478.3	$505.7
Retail Customers:
Beginning assets under management	$252.0	$231.2	$245.6	$209.2	$239.9
Net additions (withdrawals), excluding money market activity:
Third-party	(0.6)	1.3	2.2	2.6	3.7
Third-party via affiliates(1)	(0.9)	(1.5)	(2.1)	2.3	(6.4)
Total	(1.5)	(0.2)	0.1	4.9	(2.7)
Market appreciation (depreciation)(3)	7.8	9.3	12.8	26.2	21.3
Other increases (decreases)(2)	0.0	(0.4)	(0.2)	(0.4)	(0.2)
Ending assets under management	$258.3	$239.9	$258.3	$239.9	$258.3
General Account:
Beginning assets under management	$413.3	$412.3	$420.2	$399.4	$415.7
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	1.7	(0.9)	3.1	2.5	4.5
Total	1.7	(0.9)	3.1	2.5	4.5
Market appreciation (depreciation)(3)	(1.7)	2.5	(8.4)	11.4	(4.8)
Other increases (decreases)(2)	(2.7)	1.8	(4.3)	2.4	(4.8)
Ending assets under management	$410.6	$415.7	$410.6	$415.7	$410.6
Total assets under management	$1,174.6	$1,133.9	$1,174.6	$1,133.9	$1,174.6
__________

(1)
Represents assets that our PGIM segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in a loss of $2.8 billion and no impact for the three months ended September 30, 2018 and 2017, respectively, a loss of $2.3 billion and a gain of $4.6 billion for the nine months ended September 30, 2018 and 2017, respectively, and a loss of $2.2 billion for the twelve months ended September 30, 2018.

(3)	Includes income reinvestment, where applicable.

Strategic Investments

The following table sets forth the strategic investments of the PGIM segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30, 2018	December 31, 2017
	(in millions)
Co-Investments:
Real estate	$197	$185
Fixed income	420	584
Seed Investments:
Real estate	52	50
Public equity	702	658
Fixed income	286	309
Total	$1,657	$1,786

The decrease in strategic investments was primarily driven by sales of investments in U.S. collateralized loan obligations due to risk retention rules that were vacated in April 2018. This decrease was partially offset by investments in new collateralized loan obligations and seed investments in new mutual funds.

U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating results(1):
Revenues	$4,203	$3,259	$9,280	$8,803
Benefits and expenses	3,964	3,011	8,447	7,850
Adjusted operating income	239	248	833	953
Realized investment gains (losses), net, and related adjustments	(66)	(109)	(99)	(42)
Related charges	2	3	(14)	1
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(66)	29	(574)	219
Change in experience-rated contractholder liabilities due to asset value changes	55	25	470	(77)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$164	$196	$616	$1,054
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $9 million, primarily driven by a lower contribution from reserve experience, partially offset by higher net investment spread results. The lower contribution from reserve experience primarily reflected lower mortality gains on a comparative basis within our pension risk transfer business in the current year period. The increase in net investment spread results primarily reflected higher income on non-coupon investments and growth in average account values, partially offset by lower net prepayment fee income and the impact of higher crediting rates on full service account values.

Nine Month Comparison. Adjusted operating income decreased $120 million. Results for 2018 and 2017 reflected a net charge of $68 million and $20 million, respectively, from our annual reviews and update of assumptions and other refinements. Excluding these impacts, adjusted operating income decreased $72 million, primarily driven by lower net investment spread results and higher general and administrative expenses, partially offset by more favorable reserve experience. The decrease in net investment spread results primarily reflected lower income on non-coupon investments, lower net prepayment fee income, lower reinvestment rates and the impact of higher crediting rates on full service account values, partially offset by growth in average account values. The increase in general and administrative expenses was primarily driven by higher operating expenses. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis within our pension risk transfer business.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $944 million. Premiums increased $905 million, primarily driven by more significant pension risk transfer transactions in the current year period. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Investment income increased $16 million, primarily reflecting higher asset balances, including higher pension risk transfer account value balances, and higher income on non-coupon investments, partially offset by lower net prepayment fee income.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $953 million. Policyholders’ benefits, including the change in policy reserves, increased $935 million, primarily related to the increase in premiums discussed above.

Nine Month Comparison. Revenues increased $477 million. Premiums increased $492 million, primarily driven by more significant pension risk transfer transactions in the current year period. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income decreased $41 million, primarily reflecting lower income on non-coupon investments, lower net prepayment fee income and lower reinvestment rates, partially offset by higher asset balances, including growth in our pension risk transfer business.

Benefits and expenses increased $597 million. Excluding the impact of our annual reviews and update of assumptions, as discussed above, benefits and expenses increased $549 million primarily driven by an increase in policyholders’ benefits, including the change in policy reserves, related to the increase in premiums discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018
	(in millions)
Full Service:
Beginning total account value	$240,922	$214,731	$234,616	$202,802	$227,438
Deposits and sales	8,843	11,188	26,477	22,695	33,309
Withdrawals and benefits	(5,864)	(5,132)	(20,488)	(17,608)	(27,691)
Change in market value, interest credited and interest income and other activity	7,371	6,651	10,667	19,549	18,216
Ending total account value	$251,272	$227,438	$251,272	$227,438	$251,272
Net additions (withdrawals)	$2,979	$6,056	$5,989	$5,087	$5,618
Institutional Investment Products:
Beginning total account value	$191,722	$186,610	$194,492	$183,376	$188,399
Additions(1)	6,318	4,764	12,467	11,363	22,734
Withdrawals and benefits	(3,345)	(3,552)	(12,085)	(11,964)	(17,527)
Change in market value, interest credited and interest income	1,146	1,341	2,130	4,243	3,077
Other(2)	(604)	(764)	(1,767)	1,381	(1,446)
Ending total account value	$195,237	$188,399	$195,237	$188,399	$195,237
Net additions (withdrawals)	$2,973	$1,212	$382	$(601)	$5,207
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three and nine months ended September 30, 2018, “other” activity also includes $591 million in receipts offset by $601 million in payments and $2,822 million in receipts offset by $2,789 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the twelve months ended September 30, 2018, primarily reflected the favorable changes in the market value of customer funds and net additions from positive net plan sales. The decrease in net additions for the three months ended September 30, 2018, compared to the prior year period, was primarily driven by large plan sales in the prior year period, including a significant defined contribution transaction. The increase in net additions for the nine months ended September 30, 2018, compared to the prior year period, was primarily driven by higher large plan sales in the current year period, partially offset by higher large plan lapses.

The increase in institutional investment products account values for the twelve months ended September 30, 2018, primarily reflected net additions resulting from pension risk transfer transactions and interest credited to customer funds. These increases were partially offset by net withdrawals primarily from investment-only stable value accounts. The increase in net additions for the three months ended September 30, 2018, compared to the prior year period, were primarily driven by higher net additions related to pension risk transfer transactions. The net additions for the nine months ended September 30, 2018, compared to net withdrawals for the prior year period, was primarily driven by higher net additions related to pension risk transfer transactions.

Group Insurance

Business Update

During the second quarter of 2018, we entered into a yearly renewable term reinsurance agreement with certain external counterparties to reinsure a portion of the mortality risk associated with our group life business. This resulted in a reduction in risk-based capital required to be held in the segment. Under U.S. GAAP, this agreement will be accounted for under deposit accounting. Going forward, we expect this transaction to have a modest negative impact on the segment’s adjusted operating income as a result of risk charge expenses associated with the reinsurance arrangement and lost investment income on capital released as a result of the transaction.

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)
Operating results:
Revenues	$1,430	$1,363	$4,270	$4,108
Benefits and expenses	1,371	1,302	4,074	3,877
Adjusted operating income	59	61	196	231
Realized investment gains (losses), net, and related adjustments	(3)	(11)	(12)	(23)
Related charges	0	1	0	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$56	$51	$184	$208
Benefits ratio(1):
Group life(2)	87.3%	87.0%	87.3%	88.7%
Group disability(2)	78.9%	78.7%	73.9%	67.1%
Total Group Insurance(2)	85.7%	85.5%	84.7%	84.8%
Administrative operating expense ratio(3):
Group life	11.5%	11.2%	11.9%	10.8%
Group disability	26.8%	29.2%	26.8%	29.2%
Total Group Insurance	14.5%	14.6%	14.8%	14.2%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefits ratios for the nine months ended September 30, 2018 and 2017 reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total group insurance benefits ratios were 87.7%, 76.5% and 85.5% for the nine months ended September 30, 2018, respectively, and 88.5%, 76.6% and 86.4% for the nine months ended September 30, 2017, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $2 million, reflecting higher expenses primarily related to business growth, partially offset by more favorable underwriting results in our group life and group disability businesses primarily driven by business growth.

Nine Month Comparison. Adjusted operating income decreased $35 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2018 included a $31 million net benefit from these updates while results for 2017 included a $55 million net benefit from these updates. The net benefit in both periods was primarily driven by favorable experience related to our group disability business. Excluding the effect of these items, adjusted operating income decreased $11 million, primarily reflecting higher expenses, including expenses related to business growth and the termination of a third-party underwriting service provider contract in the second quarter of 2018, and a lower contribution from net investment spread results driven by lower income on non-coupon investments. These decreases were partially offset by more favorable underwriting results in our group life and group disability businesses primarily driven by business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $67 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in both our group life and group disability businesses.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $69 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves on non-experience-rated contracts in our group life business and long-term coverage in our group disability business, and an increase in general and administrative expenses driven by higher operating expenses supporting business growth.

Nine Month Comparison. Revenues increased $162 million. Excluding an unfavorable comparative impact of $5 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $167 million. The increase primarily reflected higher premiums and policy charges and fee income driven by business growth in both our group life and group disability businesses.

Benefits and expenses increased $197 million. Excluding an unfavorable comparative impact of $19 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $178 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves driven by less favorable experience in our group life and group disability businesses, and an increase in general and administrative expenses driven by higher operating expenses supporting business growth and the termination of a third-party underwriting service provider contract.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Annualized new business premiums(1):
Group life	$63	$23	$352	$265
Group disability	16	12	170	141
Total	$79	$35	$522	$406
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months and nine months ended September 30, 2018 increased $44 million and $116 million, respectively, compared to the prior year periods, reflecting continued growth through sales to new and existing clients in both our group life and group disability businesses.

U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Revenues	$1,224	$1,304	$3,742	$3,825
Benefits and expenses	770	727	2,262	2,168
Adjusted operating income	454	577	1,480	1,657
Realized investment gains (losses), net, and related adjustments	126	1,260	654	(472)
Related charges	(162)	(247)	(383)	512
Income (loss) before income taxes and equity in earnings of operating joint ventures	$418	$1,590	$1,751	$1,697

Adjusted Operating Income

Three Months comparison. Adjusted operating income decreased $123 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $39 million. The decrease was primarily driven by higher capital hedge costs, higher distribution expenses, and lower asset-based fee income, net of associated costs. The increase in distribution expenses is primarily due to increased sales and asset-based commissions. The decrease in asset-based fee income primarily reflects certain products reaching contractual milestones for fee tier reduction, partially offset by higher average variable annuity account values due to market appreciation.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products. These adjustments resulted in a net charge of $36 million and a net benefit of $48 million in the third quarter of 2018 and 2017, respectively, reflecting the net impact of equity market performance on contractholder accounts, as well as our hedge effectiveness relative to our assumptions.

Nine Month Comparison. Adjusted operating income decreased $177 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income increased $2 million. The increase was primarily driven by higher asset-based fee income, net of associated costs, as well as lower amortization costs and reserve provisions, mostly offset by lower net investment spread results, higher capital hedge costs and higher distribution expenses. The increase in asset-based fee income primarily reflects higher average variable annuity account values due to market appreciation, partially offset by the unfavorable fee tier impacts discussed above. The lower reserve provisions are also attributable to market appreciation of account values in comparison to the prior year period. The decrease in net investment spread results primarily reflects lower investment income on non-coupon investments and the increase in distribution expenses is primarily due to increased asset-based commissions and sales.

Adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products resulted in a net charge of $12 million and a net benefit of $167 million in the first nine months of 2018 and 2017, respectively. The net charge in the first nine months of 2018 primarily reflects our hedge effectiveness relative to our assumptions and the unfavorable fund performance relative to indices, partially offset by the favorable net impact of equity market performance on contractholder accounts, as well as a net benefit resulting from our annual reviews and update of assumptions on other refinements. The net benefit in the first nine months of 2017 primarily reflected the favorable net impact of equity market performance on contractholder accounts and our hedge effectiveness relative to our assumptions, as well as a net benefit resulting from our annual reviews and update of assumptions on other refinements.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $80 million. Excluding a $46 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues decreased $34 million. The decrease is primarily due to a decrease in asset management and service fees and other income primarily attributable to higher capital hedge costs, a decrease in net investment income driven by lower income on non-coupon investments, and a decrease in policy charges and fee income reflecting the unfavorable fee tier impacts discussed above, partially offset by higher average variable annuity account due to market appreciation.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $43 million. Excluding a $38 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses increased $5 million. General and administrative expense, net of capitalization, increased $21 million driven by higher sales and asset-based commissions, and higher technology costs, partially offset by a decrease of $12 million in policyholders’ benefits, including changes in reserves.

Nine Month Comparison. Revenues decreased $83 million. Excluding a $78 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues decreased $5 million. Net investment income decreased by $39 million driven by lower income on non-coupon investments, asset management and service fees and other income decreased by $25 million primarily due to higher capital hedge costs, and premiums decreased by $13 million due to lower annuitizations. These decreases were mostly offset by $71 million increase in policy charges and fee income due to higher average variable annuity account values from market appreciation, partially offset by the unfavorable fee tier impacts discussed above.

Benefits and expenses increased $94 million. Excluding a $101 million net increase related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses decreased $7 million. Policyholders’ benefits, including changes in reserves, decreased by $29 million primarily due to lower reserve provisions and annuitizations, interest credited to policyholders’ account balance decreased by $14 million, and amortization of DAC decreased by $6 million, primarily driven by favorable markets. These decreases were mostly offset by a $42 million increase in general and administrative expenses, net of capitalization, driven by higher asset-based commissions and sales, as well as higher technology costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$163,645	$162,694	$168,626	$156,783	$165,600
Sales	2,241	1,329	6,032	4,276	7,650
Surrenders and withdrawals	(2,923)	(2,309)	(8,775)	(7,069)	(11,527)
Net sales (withdrawals)	(682)	(980)	(2,743)	(2,793)	(3,877)
Benefit payments	(493)	(431)	(1,586)	(1,401)	(2,058)
Net flows	(1,175)	(1,411)	(4,329)	(4,194)	(5,935)
Change in market value, interest credited and other activity	4,431	5,253	4,471	15,778	10,048
Policy charges	(939)	(936)	(2,806)	(2,767)	(3,751)
Ending total account value	$165,962	$165,600	$165,962	$165,600	$165,962
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $162.4 billion and $162.1 billion as of September 30, 2018 and 2017, respectively. Fixed annuity account values were $3.6 billion and $3.5 billion as of September 30, 2018 and 2017, respectively.

Net withdrawals, for the three months and nine months ended September 30, 2018, increased reflecting higher sales attributable to pricing actions and enhanced distribution, partially offset by higher surrenders and withdrawals.

The increase in account values for the twelve months ended September 30, 2018 was largely driven by favorable changes in the market value of contractholder funds, largely offset by policy charges on contractholder accounts, negative net sales, and benefit payments.

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

	As of September 30, 2018	As of December 31, 2017
	(in millions)
U.S. GAAP liability (including non-performance risk)	$5,213	$8,663
Non-performance risk adjustment	3,050	3,228
Subtotal	8,263	11,891
Adjustments including risk margins and valuation methodology differences	(1,951)	(2,742)
Economic liability managed through the ALM strategy	$6,312	$9,149

As of September 30, 2018, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact of our Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(39)	$96	$(178)	$497
Change in portions of U.S. GAAP liability, before NPR(3)	621	2,012	1,118	2,304
Change in the NPR adjustment	(285)	(883)	(154)	(3,136)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	297	1,225	786	(335)
Related benefit (charge) to amortization of DAC and other costs	(67)	(277)	(235)	68
Net impact of assumption updates and other refinements	0	0	(173)	(85)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities	$230	$948	$378	$(352)
__________

(1)	Positive amount represents income; negative amount represents a loss.

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

For the three months ended September 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $230 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $297 million primarily reflecting the impact of rising rates and favorable equity markets. Partial offsets are included in the $67 million of related charges to amortization of DAC and other costs. For the nine months ended September 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impacts of NPR, DAC and other costs, was a benefit of $378 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $786 million primarily reflecting the impacts of credit spread widening coupled with rising rates and favorable equity markets. Partial offsets are included in the $235 million of related charges to amortization of DAC and other costs. The net charge of $173 million resulted from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions.

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

External Reinsurance

As of September 30, 2018, $3.2 billion of Highest Daily Lifetime Income (“HDI”) v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

	September 30, 2018		December 31, 2017		September 30, 2017
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$112,377	69%	$114,686	69%	$112,650	69%
ALM strategy only	8,607	5%	9,317	6%	9,324	6%
Automatic rebalancing only	880	1%	1,003	1%	1,040	1%
External reinsurance(3)	3,184	2%	3,227	2%	3,153	2%
Prudential Defined Income Variable Annuity	10,813	6%	9,996	5%	9,464	5%
Other products	2,661	2%	2,791	2%	2,772	2%
Total living benefit/GMDB features	$138,522		$141,020		$138,403
GMDB features and other(4)	23,847	15%	24,133	15%	23,704	15%
Total variable annuity account value	$162,369		$165,153		$162,107
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered certain new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Revenues	$1,454	$1,411	$4,330	$3,510
Benefits and expenses	1,284	1,261	4,081	3,799
Adjusted operating income	170	150	249	(289)
Realized investment gains (losses), net, and related adjustments	(91)	25	(363)	84
Related charges	58	12	151	94
Income (loss) before income taxes and equity in earnings of operating joint ventures	$137	$187	$37	$(111)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $20 million, primarily reflecting a more favorable impact from mortality experience, net of reinsurance.

Nine Month Comparison. Adjusted operating income increased $538 million, primarily reflecting favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2018 included a $65 million net charge from this annual review, mainly driven by unfavorable impacts related to lapse and mortality rate assumptions. Results for 2017 included a $653 million net charge from this annual review mainly driven by a charge related to modeling refinements as a result of a valuation systems conversion, including a change in the method of accounting for reinsurance associated with certain long-duration insurance contracts, and changes in lapse rate assumptions. Excluding these impacts, adjusted operating income decreased $50 million, primarily reflecting lower underwriting results, driven by the unfavorable ongoing impact of our annual reviews and updates of assumptions and other refinements, and lower income on non-coupon investments, partially offset by less unfavorable mortality experience, net of reinsurance.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $43 million. This increase was primarily driven by an increase in net investment income from higher average invested assets, resulting from continued business growth, and higher investment income from unaffiliated reserve financing activity, which resulted in a corresponding increase in interest expense, as discussed below, as well as higher premiums driven by continued business growth.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $23 million. This increase was primarily related to higher reserve financing costs, as discussed above, and higher policyholders’ benefits and interest credited to account balances attributable to continued business growth, partially offset by more favorable mortality experience.

Nine Month Comparison. Revenues increased $820 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $43 million. This increase was primarily driven by an increase in net investment income from higher average invested assets, resulting from continued business growth, and higher investment income from unaffiliated reserve financing activity, which resulted in a corresponding increase in interest expense, as discussed below, as well as higher premiums driven by continued business growth. These increases were partially offset by lower revenues reflecting higher ceded net reinsurance premiums, as a result of the unfavorable ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance, which was partially offset by related lower benefits and expenses, as discussed below.

Benefits and expenses increased $282 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $93 million. This increase was primarily related to higher reserve financing costs, as discussed above, higher policyholders’ benefits and interest credited to account balances attributable to continued business growth and increased DAC amortization, partially offset by the favorable ongoing impact of the second quarter 2017 change in the method of accounting for reinsurance, which was more than offset by the related unfavorable impact in revenues, as discussed above.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$7	$48	$55	$7	$50	$57
Guaranteed Universal Life(1)	2	21	23	3	28	31
Other Universal Life(1)	12	32	44	10	18	28
Variable Life	14	27	41	9	17	26
Total	$35	$128	$163	$29	$113	$142

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$21	$137	$158	$22	$138	$160
Guaranteed Universal Life(1)	7	61	68	13	111	124
Other Universal Life(1)	32	67	99	27	55	82
Variable Life	38	67	105	23	52	75
Total	$98	$332	$430	$85	$356	$441
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 8% and 21% of Guaranteed Universal Life and 0% and 1% of Other Universal Life annualized new business premiums for the three months ended September 30, 2018 and 2017, respectively, and approximately 12% and 17% of Guaranteed Universal Life and 0% and 1% of Other Universal Life annualized new business premiums for the nine months ended September 30, 2018 and 2017, respectively.

Total annualized new business premiums for the third quarter of 2018 increased $21 million compared to the prior year period, primarily driven by higher sales of variable life and other universal life products, partially offset by lower guaranteed universal life sales. Total annualized new business premiums for the first nine months of 2018 decreased $11 million compared to the prior year period, primarily driven by lower guaranteed universal life sales, partially offset by higher sales of variable life and other universal life products. Overall lower guaranteed universal life sales are primarily attributable to certain distribution and product design and pricing actions implemented to enhance product mix diversification and in response to the adoption in 2017 of the principle-based reserving method for new guaranteed universal life products.

International Insurance Division

International Insurance

Business Update

We regularly review our existing international businesses and may seek to deploy capital in support of our strategy or to exit an operation if it is determined that it no longer aligns with our broader international strategy.

•
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

•
As previously disclosed, in January 2018 we entered into a definitive agreement to sell our Pramerica of Poland subsidiary. This transaction closed in October 2018 and will result in a gain that will be recorded in “Other Divested Businesses” in the fourth quarter of 2018 (see “—Results of Operations by Segment—Divested Businesses—Divested Businesses Included in Corporate and Other” for additional information).

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,696	$2,627	$8,461	$7,982
Gibraltar Life and Other operations	2,794	2,749	8,357	8,286
Total revenues	5,490	5,376	16,818	16,268
Benefits and expenses:
Life Planner operations	2,247	2,254	7,220	6,872
Gibraltar Life and Other operations	2,353	2,323	7,068	6,975
Total benefits and expenses	4,600	4,577	14,288	13,847
Adjusted operating income:
Life Planner operations	449	373	1,241	1,110
Gibraltar Life and Other operations	441	426	1,289	1,311
Total adjusted operating income	890	799	2,530	2,421
Realized investment gains (losses), net, and related adjustments	188	332	238	782
Related charges	4	(6)	5	(15)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	76	56	(12)	111
Change in experience-rated contractholder liabilities due to asset value changes	(76)	(56)	12	(111)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(19)	(15)	(52)	(49)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,063	$1,110	$2,721	$3,139

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $76 million, including a net favorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $74 million, primarily reflecting the growth of business in force in our Japan, Korea and Brazil operations and lower expenses, including lower legal costs. These increases were partially offset by lower net investment results, driven by the impact of lower reinvestment rates, and a less favorable impact from mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations increased $15 million, including a net favorable impact of $1 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income from our Gibraltar Life and Other operations increased $14 million, primarily reflecting the growth of business in force, driven by higher sales of U.S. dollar-denominated products. This increase was partially offset by a lower contribution from net investment results driven by the impact of lower income on non-coupon investments, lower reinvestment rates and lower prepayment fee income, partially offset by higher average invested assets resulting from continued business growth.

Nine Month Comparison. Adjusted operating income from our Life Planner operations increased $131 million, including a net favorable impact of $4 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $49 million net charge in 2018 compared to a $67 million net charge in 2017. The net charge in both 2018 and 2017 was primarily driven by the impact from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan. Excluding the effect of these items, adjusted operating income increased $109 million, primarily reflecting the growth of business in force in our Japan, Korea and Brazil operations, and lower expenses, including lower legal costs. These increases were partially offset by lower net investment results, driven by the impact of lower reinvestment rates, and an unfavorable impact from mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations decreased $22 million, including a net favorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $32 million net charge in 2018 compared to a $21 million net benefit in 2017. Excluding the effect of these items, adjusted operating income from our Gibraltar Life and Other operations increased $28 million, primarily reflecting the growth of business in force, driven by higher sales of U.S. dollar-denominated products, and a favorable impact from mortality experience. These increases were partially offset by a lower contribution from net investment results driven by the impact of lower income on non-coupon investments, lower reinvestment rates and lower prepayment fee income, partially offset by higher average invested assets resulting from continued business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $69 million, including a net unfavorable impact of $52 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $121 million, primarily driven by higher premiums related to the growth of business in force, as discussed above.

Benefits and expenses of our Life Planner operations decreased $7 million, including a net favorable impact of $54 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $47 million. This increase primarily reflects higher policyholders’ benefits, including changes in reserves, driven by business growth and a less favorable impact from mortality experience, partially offset by lower general and administrative expenses, net of capitalization, including lower legal costs.

Revenues from our Gibraltar Life and Other operations increased $45 million, including a net unfavorable impact of $5 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $50 million, primarily driven by higher premiums related to the growth of business in force, as discussed above.

Benefits and expenses of our Gibraltar Life and Other operations increased $30 million, including a net favorable impact of $6 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $36 million, driven by an increase in policyholders’ benefits, including changes in reserves, driven by business growth.

Nine Month Comparison. Revenues from our Life Planner operations increased $479 million, including a net favorable impact of $64 million from currency fluctuations and a net benefit of $3 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $412 million, primarily driven by higher premiums and policy charges and fee income related to the growth of business in force, as discussed above.

Benefits and expenses of our Life Planner operations increased $348 million, including a net unfavorable impact of $60 million from currency fluctuations and a net benefit of $15 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $303 million. This increase primarily reflects higher policyholders’ benefits, including changes in reserves, driven by business growth and an unfavorable impact from mortality experience, partially offset by lower general and administrative expenses, net of capitalization, including lower legal costs.

Revenues from our Gibraltar Life and Other operations increased $71 million, including a net favorable impact of $100 million from currency fluctuations and a net charge of $13 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $16 million.

Benefits and expenses of our Gibraltar Life and Other operations increased $93 million, including a net unfavorable impact of $97 million from currency fluctuations and a net charge of $40 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $44 million, primarily driven by a decrease in policyholders’ benefits, including changes in reserves, related to a favorable impact from mortality experience, as discussed above.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$294	$277	$941	$1,098
Gibraltar Life(1)	351	403	1,157	1,243
Total(1)	$645	$680	$2,098	$2,341
On a constant exchange rate basis:
Life Planner operations	$299	$270	$931	$1,087
Gibraltar Life(1)	350	403	1,154	1,246
Total(1)	$649	$673	$2,085	$2,333
__________

(1)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the elimination of the one-month reporting lag for Gibraltar and Other operations.

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

	Three Months Ended September 30, 2018					Three Months Ended September 30, 2017
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$168	$29	$80	$22	$299	$153	$29	$68	$20	$270
Gibraltar Life(2):
Life Consultants	$82	$11	$24	$60	$177	$84	$12	$28	$54	$178
Banks(3)	106	1	7	8	122	157	0	8	13	178
Independent Agency	26	2	15	8	51	26	2	14	5	47
Subtotal	214	14	46	76	350	267	14	50	72	403
Total(2)	$382	$43	$126	$98	$649	$420	$43	$118	$92	$673
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the elimination of the one-month reporting lag for Gibraltar Life and Other operations.

(3)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 70%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2018, and 4% and 71%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2017.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $29 million, as the increase in sales of U.S. dollar-denominated products, primarily term life products, more than offset the decline in sales of yen-based products in our Japan operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $53 million primarily reflecting bank channel sales decreases partially offset by independent agency sales increases. Bank channel sales decreased $56 million, primarily from lower sales of U.S. dollar-denominated life products due to increased competition in recurring pay life products and the discontinuation of a single pay life product in the fourth quarter of 2017. Independent agency sales increased $4 million, primarily from higher sales of U.S. dollar-denominated products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$513	$86	$263	$69	$931	$648	$93	$282	$64	$1,087
Gibraltar Life(2):
Life Consultants	$229	$33	$78	$266	$606	$286	$39	$85	$166	$576
Banks(3)	330	1	21	32	384	406	0	24	49	479
Independent Agency	84	9	48	23	164	109	17	48	17	191
Subtotal	643	43	147	321	1,154	801	56	157	232	1,246
Total(2)	$1,156	$129	$410	$390	$2,085	$1,449	$149	$439	$296	$2,333
_____

(1)	Includes retirement income, endowment and savings variable universal life.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the elimination of the one-month reporting lag for Gibraltar Life and Other operations.

(3)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 72%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2018, and 5% and 64%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2017.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $156 million, primarily reflecting accelerated sales in our Japan operations in the prior year period in advance of premium rate increases on yen-based products in the second quarter of 2017 and lower sales of these yen-based products post repricing. The decrease was partially offset by higher sales of U.S. dollar-denominated products in our Japan operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $92 million. Life Consultants sales increased $30 million, primarily reflecting higher sales of U.S. dollar-denominated annuity products, and higher sales of U.S. dollar-denominated life products resulting from the introduction of a new recurring pay life product in the second quarter of 2017. The increase was partially offset by lower sales of yen-denominated life products after the second quarter of 2017 repricing discussed above. Bank channel sales decreased $95 million, primarily from lower sales of U.S. dollar-denominated life products due to increased competition in recurring pay life products and the discontinuation of a single pay life product in the fourth quarter of 2017. Independent Agency sales decreased $27 million, primarily reflecting lower sales of yen-denominated life products after the second quarter of 2017 repricing discussed above and increased competition, partially offset by higher sales of U.S. dollar-denominated life and annuity products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Operating results:
Capital debt interest expense	$(178)	$(178)	$(531)	$(522)
Investment income, net of operating debt interest expense	7	25	43	68
Pension and employee benefits	59	43	155	116
Other corporate activities(1)	(262)	(200)	(621)	(636)
Adjusted operating income	(374)	(310)	(954)	(974)
Realized investment gains (losses), net, and related adjustments	119	(100)	347	(375)
Related charges	4	6	8	(21)
Divested Businesses	12	10	(1,586)	51
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(2)	(7)	1	(16)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(241)	$(401)	$(2,184)	$(1,335)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $64 million. Net charges from other corporate activities increased $62 million, primarily reflecting increased expenses related to corporate initiatives, higher costs for employee compensation plans tied to Company stock performance and increases in other corporate costs. Results for investment income, net of operating debt interest expense, decreased $18 million, including lower net investment income driven by transfers of investments in the second quarter of 2018 to support higher capital requirements in the Long-Term Care Divested Business. This decrease was partially offset by higher income on highly liquid assets. Results from pension and employee benefits increased $16 million, including higher income from our qualified pension plan from higher expected earnings on plan assets and lower interest costs on the plan obligation driven by the decline in interest rates in 2017.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $20 million. Results from pension and employee benefits increased $39 million, including higher income from our qualified pension plan from higher expected earnings on plan assets and lower interest costs on the plan obligation driven by the decline in interest rates in 2017. Net charges from other corporate activities decreased $15 million, including lower costs for employee compensation plans tied to Company stock performance, partially offset by increased expenses related to corporate initiatives. Results for investment income, net of operating debt interest expense, decreased $25 million, including lower net investment income driven by transfers of investments in the second quarter of 2018 to support higher capital requirements in the Long-Term Care Divested Business and the absence of a non-coupon investment gain in the prior year period. This decrease was partially offset by higher income on highly liquid assets and lower operating debt interest expense. Capital debt interest expense increased $9 million, reflecting higher debt balances from debt issuances in the third quarter of 2017 and the first and third quarters of 2018, partially offset by the extinguishment of junior subordinated debt in the second quarter of 2018 and a senior debt maturity in the fourth quarter of 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Long-Term Care	$14	$10	$(1,484)	$53
Other	(2)	0	(102)	(2)
Total Divested Businesses income (loss) excluded from adjusted operating income	$12	$10	$(1,586)	$51

Long-Term Care. Results for the third quarter of 2018 increased compared to the prior year period, primarily driven by an increase in the market value of investments in equity securities which, effective January 1, 2018 as a result of ASU 2016-01, are reported in net income as opposed to other comprehensive income. The increase was partially offset by higher net realized investment losses in the current period driven by a decline in the market values of derivatives used for duration management. Results for the first nine months of 2018 decreased compared to the prior year period, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Results for 2018 include a $1,458 million net charge from these updates including the removal of our assumption of expected future morbidity improvement, reflecting unfavorable morbidity experience relative to prior expectations. For additional information about our Long-Term Care in-force and reserves, see “MD&A—Results of Operations by Segment—Divested Businesses—Divested Businesses Included in Corporate and Other” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. Excluding these impacts, results for the first nine months of 2018 decreased compared to the prior year period, primarily reflecting net realized investment losses in the current period compared to net realized investment gains in the prior year period driven by an unfavorable comparative change in market values of derivatives used for duration management, partially offset by an increase in the market value of investments in equity securities in the current period, as discussed above.

Other. Results for the first nine months of 2018 decreased in comparison to the prior year period primarily reflecting losses related to the anticipated sale of our Pramerica of Italy subsidiary and the exit of our PGIM Brazil operations (see “—Results of Operations by Segment—International Insurance Division—International Insurance” and “—Results of Operations by Segment—PGIM Division—PGIM” for additional information).

As previously disclosed, in January 2018 we entered into a definitive agreement to sell our Pramerica of Poland subsidiary. This transaction closed in October 2018 and will result in a gain that will be recorded in “Other Divested Businesses” in the fourth quarter of 2018.

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

As of September 30, 2018, the excess of actual cumulative earnings over the expected cumulative earnings was $2,676 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $829 million at September 30, 2018, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
	(in millions)
U.S. GAAP results:
Revenues	$1,249	$1,376	$3,800	$4,382
Benefits and expenses	1,231	1,343	3,822	4,333
Income (loss) before income taxes and equity in earnings of operating joint ventures	$18	$33	$(22)	$49

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income before income taxes and equity in earnings of operating joint ventures decreased $15 million. Net investment income decreased $106 million, primarily driven by lower income on non-coupon investments, lower prepayment income and lower reinvestment yields. Net insurance activity results increased $60 million, primarily due to a decrease in the 2018 dividend scale and runoff of policies in force. Net realized investment gains and related activity increased $28 million, primarily due to favorable changes in the value of equity securities included in “Other income,” and derivatives used in risk management activities, partially offset by losses from sales of fixed maturities. As a result of the above and other variances, a $9 million reduction in the policyholder dividend obligation was recorded in the third quarter of 2018, compared to a $13 million reduction in the third quarter of 2017. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—General Account Investments.”

Nine Month Comparison. Income before income taxes and equity in earnings of operating joint ventures decreased $71 million. Net investment income decreased $239 million, primarily driven by lower income on non-coupon investments, lower reinvestment yields and lower prepayment income. Net realized investment gains and related activity decreased $171 million primarily due to lower gains on equity securities included in “Other income,” and lower gains from sales of fixed maturities, partially offset by favorable changes in the value of derivatives used in risk management activities. Net insurance activity results increased $172 million, primarily due to a decrease in the 2018 dividend scale and runoff of policies in force. As a result of the above and other variances, an $84 million reduction in the policyholder dividend obligation was recorded in the first nine months of 2018, compared to a $64 million increase in the first nine months of 2017.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—U.S. GAAP results,” decreased $127 million, primarily due to decreases of $106 million in net investment income, as discussed above, as well as a $49 million decrease in premiums due to runoff of policies in force. Partially offsetting these decreases was a net increase of $28 million in net realized investment gains and other income, as discussed above.

Benefits and expenses, as shown in the table above under “—U.S. GAAP results,” decreased $112 million, primarily due to a $56 million decrease in policyholder dividend expense driven by a decrease in the 2018 dividend scale. In addition, policyholders’ benefits, including changes in reserves, decreased $52 million, primarily due to the runoff of policies in force, as discussed above.

Nine Month Comparison. Revenues decreased $582 million, primarily due to a net decrease of $171 million in net realized investment gains and other income and a $239 million decrease in net investment income, as discussed above, as well as a $172 million decrease in premiums due to the runoff of policies in force.

Benefits and expenses decreased $511 million, primarily due to a $304 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend expense driven by a decrease in the 2018 dividend scale as well as changes in cumulative earnings. In addition, policyholders’ benefits, including changes in reserves, decreased $189 million, primarily due to the runoff of policies in force, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$(66)	$29	$(574)	$219
Derivatives	8	(51)	48	(136)
Commercial mortgages and other loans	6	(5)	9	(6)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	55	25	470	(77)
Net gains (losses)	$3	$(2)	$(47)	$0
International Insurance Segment:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$76	$56	$(12)	$111
Change in experience-rated contractholder liabilities due to asset value changes	(76)	(56)	12	(111)
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$10	$85	$(586)	$330
Derivatives	8	(51)	48	(136)
Commercial mortgages and other loans	6	(5)	9	(6)
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(21)	(31)	482	(188)
Net gains (losses)	$3	$(2)	$(47)	$0
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $132 million and $9 million as of September 30, 2018 and 2017, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are decreases of $9 million and $8 million for the three months ended September 30, 2018 and 2017, respectively, and decreases of $40 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of September 30, 2018				As of December 31, 2017
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$301,764	$3,009	$39,206	$924	$305,518	$7,557	$41,262	$2,139
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	19,204	703	0	0	20,209	1,408	0	0
Equity securities	1,685	2	0	0	1,643	4	0	0
All other(2)	60	3	0	0	137	7	0	0
Subtotal	20,949	708	0	0	21,989	1,419	0	0
Fixed maturities, trading	2,882	184	201	2	3,307	155	200	1
Equity securities	4,775	631	2,146	80	4,855	712	2,479	83
Commercial mortgage and other loans	401	0	0	0	593	0	0	0
Other invested assets(3)	921	117	0	0	1,330	137	2	0
Short-term investments	4,902	5	63	1	5,351	8	436	0
Cash equivalents	4,449	0	300	0	7,722	0	577	0
Other assets	0	0	0	0	14	13	0	0
Separate account assets	277,846	1,637	0	0	280,393	2,122	0	0
Total assets	$618,889	$6,291	$41,916	$1,007	$631,072	$12,123	$44,956	$2,223
Future policy benefits	$5,231	$5,231	$0	$0	$8,720	$8,720	$0	$0
Other liabilities(3)	825	136	0	0	688	50	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	610	610	0	0	1,196	1,196	0	0
Total liabilities	$6,666	$5,977	$0	$0	$10,604	$9,966	$0	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.0% and 2.4%, respectively, as of September 30, 2018, and 1.9% and 4.9%, respectively, as of December 31, 2017.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.8 billion of public fixed maturities as of September 30, 2018, with values primarily based on indicative broker quotes, and approximately $2.1 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

The Company’s determination to classify assets and liabilities within Level 3 is based on significance of the unobservable inputs in the overall fair value measurement. Periodically, transfers between levels are made to reflect changes in observability of inputs and market activity. During the second quarter of 2018, $5,078 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs has increased. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $5.2 billion as of September 30, 2018. For additional information, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities.”

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

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	September 30, 2018
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$257,178	64.1%	$26,377	$283,555
Public, held-to-maturity, at amortized cost	1,699	0.4	0	1,699
Private, available-for-sale, at fair value	44,131	11.0	12,828	56,959
Private, held-to-maturity, at amortized cost	258	0.1	0	258
Fixed maturities, trading, at fair value	1,731	0.4	201	1,932
Assets supporting experience-rated contractholder liabilities, at fair value	21,083	5.2	0	21,083
Equity securities, at fair value	4,301	1.1	2,146	6,447
Commercial mortgage and other loans, at book value	49,980	12.4	8,915	58,895
Policy loans, at outstanding balance	7,490	1.9	4,438	11,928
Other invested assets(1)	8,172	2.0	3,345	11,517
Short-term investments	5,633	1.4	108	5,741
Total general account investments	401,656	100.0%	58,358	460,014
Invested assets of other entities and operations(2)	4,958		0	4,958
Total investments	$406,614		$58,358	$464,972

	December 31, 2017
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$260,430	64.7%	$27,448	$287,878
Public, held-to-maturity, at amortized cost	1,747	0.4	0	1,747
Private, available-for-sale, at fair value	44,479	11.1	13,814	58,293
Private, held-to-maturity, at amortized cost	302	0.1	0	302
Fixed maturities, trading, at fair value	1,589	0.4	200	1,789
Assets supporting experience-rated contractholder liabilities, at fair value	22,097	5.5	0	22,097
Equity securities, at fair value	4,276	1.1	2,479	6,755
Commercial mortgage and other loans, at book value	46,394	11.5	9,017	55,411
Policy loans, at outstanding balance	7,348	1.8	4,543	11,891
Other invested assets(1)	7,510	1.9	3,159	10,669
Short-term investments	6,103	1.5	631	6,734
Total general account investments	402,275	100.0%	61,291	463,566
Invested assets of other entities and operations(2)	6,305		0	6,305
Total investments(3)	$408,580		$61,291	$469,871
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2018 was primarily due to an increase in U.S. interest rates and credit spread widening, partially offset by the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2018 and December 31, 2017, 43% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$127,189	$128,332
Public, held-to-maturity, at amortized cost	1,699	1,747
Private, available-for-sale, at fair value	15,547	14,538
Private, held-to-maturity, at amortized cost	258	302
Fixed maturities, trading, at fair value	296	257
Assets supporting experience-rated contractholder liabilities, at fair value	2,575	2,586
Equity securities, at fair value	2,155	2,151
Commercial mortgage and other loans, at book value	16,823	14,268
Policy loans, at outstanding balance	2,604	2,545
Other invested assets(1)	1,830	2,021
Short-term investments	226	244
Total Japanese general account investments(2)	$171,202	$168,991

__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The increase in general account investments related to our Japanese insurance operations in the first nine months of 2018 was primarily attributable to the reinvestment of net investment income and net business inflows, partially offset by the impact of the rise in U.S. Treasury and Japanese Government Bond rates and the translation impact of the yen weakening against the U.S. dollar.

As of September 30, 2018, our Japanese insurance operations had $63.2 billion, at carrying value, of investments denominated in U.S. dollars, including $2.6 billion that were hedged to yen through third-party derivative contracts and $48 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2017, our Japanese insurance operations had $62.6 billion, at carrying value, of investments denominated in U.S. dollars, including $5.8 billion that were hedged to yen through third-party derivative contracts and $43.8 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $0.6 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2017 was primarily attributable to portfolio growth as a result of net business inflows and the reinvestment of net investment income, partially offset by the reduction of the U.S. dollar investments hedged back to yen through third-party derivatives.

Our Japanese insurance operations had $10.3 billion and $11.4 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2018 and December 31, 2017, respectively. The $1.1 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2017 was primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar and portfolio reduction as a result of net business outflows. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2018 to 2017 Three Month Comparison

	Three Months Ended September 30, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.63%	$1,746	2.90%	$925	3.83%	$2,671	$415	$3,086
Assets supporting experience-rated contractholder liabilities	3.51	164	2.08	13	3.34	177	0	177
Equity securities	4.05	21	2.13	12	3.09	33	10	43
Commercial mortgage and other loans	3.94	325	3.84	158	3.90	483	99	582
Policy loans	5.33	64	3.92	25	4.84	89	65	154
Short-term investments and cash equivalents	2.50	68	3.47	9	2.56	77	6	83
Gross investment income	4.34	2,388	2.99	1,142	3.78	3,530	595	4,125
Investment expenses	(0.16)	(100)	(0.13)	(61)	(0.15)	(161)	(50)	(211)
Investment income after investment expenses	4.18%	2,288	2.86%	1,081	3.63%	3,369	545	3,914
Other invested assets(3)		60		26		86	15	101
Investment results of other entities and operations(4)		31		0		31	0	31
Total investment income		$2,379		$1,107		$3,486	$560	$4,046

	Three Months Ended September 30, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.52%	$1,608	3.01%	$918	3.82%	$2,526	$446	$2,972
Assets supporting experience-rated contractholder liabilities	3.52	172	2.22	14	3.38	186	0	186
Equity securities	5.01	64	3.22	23	4.38	87	12	99
Commercial mortgage and other loans	4.06	324	3.91	130	4.02	454	112	566
Policy loans	5.29	62	3.97	24	4.83	86	67	153
Short-term investments and cash equivalents	1.30	40	1.15	3	1.29	43	6	49
Gross investment income	4.26	2,270	3.11	1,112	3.79	3,382	643	4,025
Investment expenses	(0.15)	(83)	(0.12)	(48)	(0.14)	(131)	(47)	(178)
Investment income after investment expenses	4.11%	2,187	2.99%	1,064	3.65%	3,251	596	3,847
Other invested assets(3)		78		27		105	70	175
Investment results of other entities and operations(4)		54		0		54	0	54
Total investment income		$2,319		$1,091		$3,410	$666	$4,076
__________

(1)
For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets. Prior period yields have been revised to conform to current period presentation.

(2)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading, which are included in other invested assets.

(3)
Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities designated as trading and other miscellaneous investments.

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.74% and 3.79% for the three months ended September 30, 2018 and 2017, respectively. Prior period yield has been revised to conform to current period presentation.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily the result of higher fixed income reinvestment rates.

The decrease in investment income after investment expenses yield on the Japanese insurance operations’ portfolio, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily attributable to lower fixed income reinvestment rates and lower fixed maturity prepayment fees and call premiums.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $43.6 billion and $42.6 billion for the three months ended September 30, 2018 and 2017, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $9.5 billion and $10.6 billion for the three months ended September 30, 2018 and 2017, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2018 to 2017 Nine Month Comparison

	Nine Months Ended September 30, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.67%	$5,195	2.93%	$2,770	3.87%	$7,965	$1,272	$9,237
Assets supporting experience-rated contractholder liabilities	3.64	511	1.99	38	3.44	549	0	549
Equity securities	2.49	40	3.09	50	2.79	90	34	124
Commercial mortgage and other loans	4.00	972	3.92	457	3.98	1,429	307	1,736
Policy loans	5.38	192	3.91	75	4.86	267	195	462
Short-term investments and cash equivalents	2.03	183	2.41	26	2.06	209	23	232
Gross investment income	4.35	7,093	3.04	3,416	3.81	10,509	1,831	12,340
Investment expenses	(0.17)	(285)	(0.13)	(174)	(0.15)	(459)	(151)	(610)
Investment income after investment expenses	4.18%	6,808	2.91%	3,242	3.66%	10,050	1,680	11,730
Other invested assets(3)		180		86		266	64	330
Investment results of other entities and operations(4)		80		0		80	0	80
Total investment income		$7,068		$3,328		$10,396	$1,744	$12,140

	Nine Months Ended September 30, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.57%	$4,790	3.05%	$2,704	3.88%	$7,494	$1,315	$8,809
Assets supporting experience-rated contractholder liabilities	3.60	523	2.00	35	3.43	558	0	558
Equity securities	5.28	195	2.75	59	4.35	254	40	294
Commercial mortgage and other loans	4.08	954	4.07	380	4.07	1,334	343	1,677
Policy loans	5.38	187	3.98	72	4.90	259	202	461
Short-term investments and cash equivalents	1.23	107	1.33	10	1.24	117	19	136
Gross investment income	4.30	6,756	3.14	3,260	3.84	10,016	1,919	11,935
Investment expenses	(0.14)	(226)	(0.12)	(135)	(0.13)	(361)	(132)	(493)
Investment income after investment expenses	4.16%	6,530	3.02%	3,125	3.71%	9,655	1,787	11,442
Other invested assets(3)		363		100		463	196	659
Investment results of other entities and operations(4)		125		0		125	0	125
Total investment income		$7,018		$3,225		$10,243	$1,983	$12,226
__________

(1)
For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets. Prior period yields have been revised to conform to current period presentation.

(2)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading, which are included in other invested assets.

(3)
Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities designated as trading and other miscellaneous investments.

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.77% and 3.84% for the nine months ended September 30, 2018 and 2017, respectively. Prior period yield has been revised to conform to current period presentation.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily the result of higher fixed income reinvestment rates.

The decrease in investment income after investment expenses yield on the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily attributable to lower fixed income reinvestment rates and lower fixed maturity prepayment fees and call premiums.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $43.8 billion and $41.2 billion for the nine months ended September 30, 2018 and 2017, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $9.9 billion and $10.5 billion for the nine months ended September 30, 2018 and 2017, respectively. The Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net,” by investment type of our general account apportioned between PFI excluding Closed Block division and the Closed Block division as well as related charges and adjustments, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$0	$(10)	$(16)	$(34)
Due to securities actively marketed for sale	1	(5)	(10)	(11)
Due to credit or adverse conditions of the respective issuer(1)	(24)	(3)	(63)	(38)
OTTI losses on fixed maturities recognized in earnings(2)	(23)	(18)	(89)	(83)
Net gains (losses) on sales and maturities	111	166	426	545
Fixed maturity securities(3)	88	148	337	462
OTTI losses on equity securities recognized in earnings(4)	0	(12)	0	(20)
Net gains (losses) on sales and maturities	0	247	0	329
Equity securities(5)	0	235	0	309
Commercial mortgage and other loans	2	(1)	(12)	(6)
Derivative instruments	62	1,121	688	(280)
OTTI losses on other invested assets recognized in earnings(6)	0	(4)	(6)	(12)
Other net gains (losses)	(2)	3	77	11
Other	(2)	(1)	71	(1)
Subtotal	150	1,502	1,084	484
Investment results of other entities and operations(7)	5	(1)	73	(3)
Total — PFI excluding Closed Block Division	155	1,501	1,157	481
Related adjustments	116	(106)	(406)	(529)
Realized investment gains (losses), net, and related adjustments	271	1,395	751	(48)
Related charges	(94)	(231)	(233)	571
Realized investment gains (losses), net, and related charges and adjustments	$177	$1,164	$518	$523
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$(1)	$(2)	$(23)	$(15)
Due to securities actively marketed for sale	(6)	(2)	(8)	(9)
Due to credit or adverse conditions of the respective issuer(1)	(2)	0	(9)	(15)
OTTI losses on fixed maturities recognized in earnings(2)	(9)	(4)	(40)	(39)
Net gains (losses) on sales and maturities	(3)	84	22	208
Fixed maturity securities(3)	(12)	80	(18)	169
OTTI losses on equity securities recognized in earnings(4)	0	0	0	(3)
Net gains (losses) on sales and maturities	0	81	0	430
Equity securities(5)	0	81	0	427
Commercial mortgage and other loans	0	(1)	(2)	1
Derivative instruments	8	(53)	121	(125)
OTTI losses on other invested assets recognized in earnings(6)	0	(3)	(1)	(12)
Other net gains (losses)	0	3	4	2
Other	0	0	3	(10)
Subtotal — Closed Block Division	(4)	107	104	462
Consolidated PFI realized investment gains (losses), net	$151	$1,608	$1,261	$943

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

(4)
Effective January 1, 2018, the identification of OTTI for equity securities is no longer needed as all of these investments are now measured at fair value with changes in fair value reported in earnings.

(5)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income.”

(6)	Primarily includes OTTI related to investments in LPs/LLCs and real estate held through direct ownership.

(7)	Includes “realized investment gains (losses), net” of our investment management operations.

Three Month Comparison. Net realized gains on sales and maturities of fixed maturity securities were $111 million and $166 million for the third quarter of 2018 and 2017, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Insurance segment.

Net realized gains on derivatives were $62 million for the third quarter of 2018, compared to net realized gains of $1,121 million in the third quarter of 2017. The net derivative gains in the third quarter of 2018 primarily reflected $257 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; $138 million of gains on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies; and net gains of $37 million primarily representing the fees earned on fee-based synthetic guaranteed investment contracts (“GICs”), which are accounted for as derivatives. Partially offsetting these gains were net losses of $294 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates increased; and net losses of $75 million on currency derivatives primarily in Japanese insurance operations used to hedge non-yen denominated investments as the Japanese yen weakened against various currencies. The net derivative gains in the third quarter of 2017 primarily reflected $1,294 million of gains on product related embedded derivatives and related hedges mainly associated with certain variable annuity contracts; and $37 million of gains primarily representing the fees earned on fee-based GICs which are accounted for as derivatives. Partially offsetting these gains were net losses of $158 million on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against various currencies; and losses of $93 million on equity futures and options as the equity index increased. For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

Related adjustments include the portion of “Realized investment gains (losses), net” that are included in adjusted operating income and the portion of “Other income” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the third quarter of 2018 reflected related adjustments of net positive $116 million compared to net negative $106 million for the third quarter of 2017. Both periods’ results were driven by settlements and changes in values of interest rate and currency derivatives. Additionally, the results for the third quarter of 2018 were also driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net,” as well as the change in fair value of equity securities which is recorded within “Other income.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the third quarter of 2018 and 2017 included net related charges of $94 million and $231 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

Nine Month Comparison. Net realized gains on sales and maturities of fixed maturity securities were $426 million and $545 million for the first nine months of 2018 and 2017, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Insurance segment.

Net realized gains on derivatives were $688 million in the first nine months of 2018, compared to net realized losses of $280 million in the first nine months of 2017. The net derivative gains in the first nine months of 2018 reflected gains of $1,057 million on product-related embedded derivatives and related hedges mainly associated with certain variable annuity contracts; net gains of $318 million on foreign currency derivatives used to hedge foreign-denominated investments as the U.S. dollar strengthened against various currencies; and net gains of $113 million primarily representing the fees earned on fee-based synthetic GICs, which are accounted for as derivatives. Partially offsetting these gains were net losses of $745 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates increased. The net derivative losses in the first nine months of 2017 reflected $443 million of losses on product related embedded derivatives and related hedges mainly associated with certain variable annuity contracts; $352 million of losses on foreign currency derivatives used to hedge foreign denominated investments as the U.S. dollar weakened against various currencies; and losses of $93 million on equity futures and options as the equity index increased. Partially offsetting these losses were net gains of $294 million on interest rate derivatives used to manage duration as swap rates and U.S. Treasury rates declined; net gains of $117 million on currency derivatives primarily in Japan operations used to hedge non-yen denominated investments as the Japanese yen strengthened against various currencies; and net gains of $116 million primarily representing the fees earned on fee-based GICs which are accounted for as derivatives. For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

Results for the first nine months of 2018 and 2017 included net negative related adjustments of $406 million and $529 million, respectively. Both periods’ results were driven by settlements and changes in values of interest rate and currency derivatives, as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.”

Results for the first nine months of 2018 included a net related charge of $233 million, compared to a net related benefit of $571 million for the first nine months of 2017. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, and other costs and certain policyholder reserves.

Impairments

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

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities that require special scrutiny and management. For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our public and private fixed maturity investment managers formally review all public and private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry-specific concerns.

For LPs/LLCs accounted for using the equity method, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Retail-Related Investments

As of September 30, 2018, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $6 billion of corporate fixed maturities of which 88% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 51% and a weighted-average debt service coverage ratio of 2.44 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs.

In addition, we held approximately $9 billion of commercial mortgage-backed securities, of which approximately 88% and 12% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.

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

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2018				December 31, 2017
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$28,350	$728	$638	$28,440	$25,906	$1,646	$84	$27,468
Consumer non-cyclical	24,348	1,320	605	25,063	24,812	2,359	140	27,031
Utility	22,024	1,128	650	22,502	22,265	2,196	118	24,343
Capital goods	10,966	628	260	11,334	11,232	1,076	52	12,256
Consumer cyclical	10,610	512	202	10,920	11,011	972	77	11,906
Foreign agencies	5,632	813	54	6,391	5,619	996	17	6,598
Energy	11,180	639	275	11,544	10,621	998	137	11,482
Communications	6,235	510	152	6,593	6,266	782	77	6,971
Basic industry	5,547	304	116	5,735	6,061	590	37	6,614
Transportation	8,388	476	178	8,686	8,179	777	28	8,928
Technology	3,841	202	62	3,981	4,373	318	33	4,658
Industrial other	4,214	174	128	4,260	3,866	348	23	4,191
Total corporate securities	141,335	7,434	3,320	145,449	140,211	13,058	823	152,446
Foreign government(3)	94,201	14,209	669	107,741	88,539	15,848	291	104,096
Residential mortgage-backed(4)	3,246	129	57	3,318	3,801	191	10	3,982
Asset-backed	9,495	150	22	9,623	8,389	214	7	8,596
Commercial mortgage-backed	8,666	36	186	8,516	8,850	188	64	8,974
U.S. Government	17,830	2,152	869	19,113	16,591	3,005	306	19,290
State & Municipal	9,359	567	90	9,836	8,945	1,016	6	9,955
Total(5)	$284,132	$24,677	$5,213	$303,596	$275,326	$33,520	$1,507	$307,339
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $330 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of September 30, 2018, compared to $381 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2017, on securities classified as held-to-maturity.

(3)
As of both September 30, 2018 and December 31, 2017, based on amortized cost, 75% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 11% of the balance, respectively.

(4)	As of both September 30, 2018 and December 31, 2017, based on amortized cost, more than 99% were rated A or higher.

(5)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The decrease in net unrealized gains from December 31, 2017 to September 30, 2018 was primarily due to an increase in U.S. interest rates and credit spread widening.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent ratings attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2018				December 31, 2017
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$214,659	$21,171	$3,465	$232,365	$207,791	$27,550	$925	$234,416
2	53,284	2,620	1,406	54,498	50,751	4,560	335	54,976
Subtotal High or Highest Quality Securities(5)	267,943	23,791	4,871	286,863	258,542	32,110	1,260	289,392
3	9,575	330	197	9,708	10,201	670	79	10,792
4	5,061	397	101	5,357	4,681	501	105	5,077
5	1,360	142	40	1,462	1,666	225	57	1,834
6	193	17	4	206	236	14	6	244
Subtotal Other Securities(6)(7)	16,189	886	342	16,733	16,784	1,410	247	17,947
Total Fixed Maturities	$284,132	$24,677	$5,213	$303,596	$275,326	$33,520	$1,507	$307,339
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of September 30, 2018 and December 31, 2017, 1,052 securities with amortized cost of $4,806 million (fair value, $4,777 million) and 982 securities with amortized cost of $6,022 million (fair value, $6,217 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $330 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of September 30, 2018, compared to $381 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2017, on securities classified as held-to-maturity.

(4)
As of September 30, 2018, includes gross unrealized losses of $208 million on public fixed maturities and $134 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2017, includes gross unrealized losses of $156 million on public fixed maturities and $91 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of September 30, 2018, includes $229,622 million of public fixed maturities and $38,321 million of private fixed maturities and, as of December 31, 2017, includes $222,763 million of public fixed maturities and $35,779 million of private fixed maturities.

(6)
On an amortized cost basis, as of September 30, 2018, includes $10,431 million of public fixed maturities and $5,758 million of private fixed maturities and, as of December 31, 2017, includes $9,975 million of public fixed maturities and $6,809 million of private fixed maturities.

(7)
On an amortized cost basis, as of September 30, 2018, securities considered below investment grade based on lowest of external rating agency ratings total $18,786 million, or 7% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	September 30, 2018				December 31, 2017
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,862	$8,886	$7,606	$7,488	$7,613	$7,686	$8,002	$8,125
AA	413	441	1,049	1,017	419	442	816	818
A	28	32	2	2	40	46	23	22
BBB	17	17	9	9	42	43	9	9
BB and below	175	247	0	0	275	379	0	0
Total(4)	$9,495	$9,623	$8,666	$8,516	$8,389	$8,596	$8,850	$8,974
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2018, including Standard & Poor’s, Moody’s, Fitch and Morningstar.

(2)
Includes collateralized loan obligations, credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types. As of September 30, 2018 and December 31, 2017, total asset-backed securities included collateralized loan obligations with amortized cost of $7,183 million (fair value of $7,214 million) and $6,609 million (fair value of $6,679 million), respectively, all of which were rated AAA.

(3)	As of September 30, 2018 and December 31, 2017, based on amortized cost, 96% and 95%, respectively, were securities with vintages of 2013 or later.

(4)	Excludes securities held outside the general account in other entities and operations.

Assets Supporting Experience-Rated Contractholder Liabilities (ASCL)

The following table sets forth the composition of the “ASCL” portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2018		December 31, 2017
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$194	$194	$245	$245
Fixed maturities:
Corporate securities	13,021	12,892	13,816	14,073
Commercial mortgage-backed securities	2,319	2,274	2,294	2,311
Residential mortgage-backed securities	854	826	961	966
Asset-backed securities	1,315	1,336	1,363	1,392
Foreign government bonds	1,030	1,018	1,050	1,057
U.S. government authorities and agencies and obligations of U.S. states	824	858	357	410
Total fixed maturities(1)	19,363	19,204	19,841	20,209
Equity securities	1,355	1,685	1,278	1,643
Total assets supporting experience-rated contractholder liabilities(2)	$20,912	$21,083	$21,364	$22,097
__________

(1)
As a percentage of amortized cost, 93% and 92% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of September 30, 2018 and December 31, 2017, respectively.

(2)	As a percentage of amortized cost, 78% and 80% of the portfolio consisted of public securities as of September 30, 2018 and December 31, 2017, respectively.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage and agricultural property loans	$49,276	$45,623
Uncollateralized loans	645	661
Residential property loans	161	196
Other collateralized loans	3	5
Total recorded investment gross of allowance(1)	50,085	46,485
Valuation allowance	(105)	(91)
Total net commercial mortgage and other loans(2)	$49,980	$46,394
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both September 30, 2018 and December 31, 2017.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	September 30, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$16,386	33.3%	$14,965	32.8%
South Atlantic	8,566	17.4	8,666	19.0
Middle Atlantic	6,029	12.2	5,776	12.7
East North Central	2,787	5.7	2,440	5.3
West South Central	5,437	11.0	4,671	10.2
Mountain	2,478	5.0	2,027	4.5
New England	1,885	3.8	1,774	3.9
West North Central	544	1.1	641	1.4
East South Central	637	1.3	612	1.3
Subtotal-U.S.	44,749	90.8	41,572	91.1
Europe	2,872	5.8	2,528	5.5
Asia	629	1.3	619	1.4
Other	1,026	2.1	904	2.0
Total commercial mortgage and agricultural property loans	$49,276	100.0%	$45,623	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	September 30, 2018		December 31, 2017
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$10,056	20.4%	$8,444	18.5%
Retail	6,877	14.0	6,595	14.5
Office	10,896	22.1	10,020	22.0
Apartments/Multi-Family	14,033	28.5	12,993	28.5
Other	3,163	6.4	3,336	7.3
Agricultural properties	2,649	5.4	2,526	5.5
Hospitality	1,602	3.2	1,709	3.7
Total commercial mortgage and agricultural property loans	$49,276	100.0%	$45,623	100.0%

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

As of September 30, 2018, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.42 times and a weighted-average loan-to-value ratio of 55%. As of September 30, 2018, 97% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2018, the weighted-average debt service coverage ratio was 2.30 times, and the weighted-average loan-to-value ratio was 65%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.1 billion and approximately $1.5 billion of such loans as of September 30, 2018 and December 31, 2017, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of September 30, 2018, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2018
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$26,386	$590	$237	$27,213
60%-69.99%	14,872	414	2	15,288
70%-79.99%	5,598	746	32	6,376
80% or greater	283	114	2	399
Total commercial mortgage and agricultural property loans	$47,139	$1,864	$273	$49,276

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	September 30, 2018
Year of Origination	Gross Carrying Value	% of Total
	($ in millions)
2018	$6,763	13.7%
2017	8,000	16.2
2016	7,209	14.6
2015	6,904	14.0
2014	6,508	13.2
2013	5,986	12.2
2012	3,183	6.5
2011 & Prior	4,723	9.6
Total commercial mortgage and agricultural property loans	$49,276	100.0%

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

The following table sets forth the change in valuation allowances for our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in millions)
Allowance, beginning of year	$91	$90
Addition to (release of) allowance for losses	14	1
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	0
Allowance, end of period	$105	$91
Loan-specific reserve	$13	$5
Portfolio reserve	$92	$86

The allowance for losses as of September 30, 2018 increased compared to December 31, 2017 primarily due to additions to the loan-specific reserve from credit quality deterioration of certain loans in the portfolio.

Equity Securities

Investment Mix

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2018				December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$776	$175	$2	$949	$778	$157	$0	$935
Other common stocks	2,343	1,056	66	3,333	2,215	1,145	30	3,330
Non-redeemable preferred stocks	19	1	1	19	11	1	1	11
Equity securities, at fair value(1)(2)	$3,138	$1,232	$69	$4,301	$3,004	$1,303	$31	$4,276
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income,” was $53 million and $(109) million during the three and nine months ended September 30, 2018, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2018	December 31, 2017
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,155	$2,067
Hedge funds	729	400
Real estate-related	523	268
Subtotal equity method	3,407	2,735
Fair value:
Private equity	927	731
Hedge funds	1,351	1,361
Real estate-related	45	63
Subtotal fair value(1)	2,323	2,155
Total LPs/LLCs	5,730	4,890
Real estate held through direct ownership(2)	1,735	1,875
Derivative instruments	82	113
Other(3)	625	632
Total other invested assets(4)	$8,172	$7,510
__________

(1)	As of December 31, 2017, $794 million was accounted for using the cost method.

(2)	As of September 30, 2018 and December 31, 2017, real estate held through direct ownership had mortgage debt of $759 million and $799 million, respectively.

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

	September 30, 2018	December 31, 2017
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$455	$608
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value	1,151	1,718
Equity securities, at fair value	611	574
Commercial mortgage and other loans, at book value(1)	441	634
Other invested assets	2,273	2,704
Short-term investments	26	66
Total investments(2)	$4,958	$6,305
__________

(1)	Book value is generally based on unpaid principal balance, net of any allowance for losses, or at fair value, when the fair value option has been elected.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2 to the Unaudited Interim Consolidated Financial Statements.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios. We have a capital management framework in place that governs the allocation of capital and approval of capital uses. We also employ a Capital Protection Framework to ensure the availability of capital resources to maintain adequate capitalization on a consolidated basis and for our insurance subsidiaries under various stress scenarios.

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on regulation and its potential impact, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Regulatory Developments” within this Form 10-Q.

During the nine months ended September 30, 2018, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $1,125 million of shares of our Common Stock and declared aggregate Common Stock dividends of $1,149 million;

•
We issued $1.6 billion of junior subordinated notes and $1.0 billion of medium-term notes to be utilized for general corporate purposes, which included refinancing portions of our medium-term notes maturing during 2018;

•	We redeemed our $600 million 8.875% Fixed-to-Floating Rate Junior Subordinated Note due 2068;

•	We obtained additional financing for Regulation XXX reserves by entering into a new captive financing facility for $1.6 billion, of which $100 million was outstanding as of September 30, 2018;

•
We obtained additional financing for Guideline AXXX reserves by increasing an existing captive financing facility by $1 billion, for a total of $2 billion, of which $1,466 million was outstanding as of September 30, 2018; and

•	We entered into a yearly renewable term reinsurance agreement which resulted in a reduction in risk-based capital required to be held in our Group Insurance segment.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2018, the Company had $50.9 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2018	December 31, 2017
	(in millions)
Equity(1)(2)	$37,575	$37,162
Junior subordinated debt (including hybrid securities)	7,564	6,622
Other capital debt	5,797	5,402
Total capital	$50,936	$49,186
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

(2)	Prior period amount has been restated to conform to current period presentation. See Note 2 to our Unaudited Interim Consolidated Financial Statements for details.

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

In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions will apply to the calculation of our domestic insurance life insurance companies’ RBC ratios as of December 31, 2018. While there is no impact on our ability to pay claims, the revisions to the RBC framework for the reduction of the corporate tax rate under the Tax Act of 2017 have the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios. Also, our statutory capital position has been adversely impacted by the increase in reserves for our Long-Term Care business resulting from our annual reviews and update of assumptions and other refinements (see “—Results of Operations by Segment—Divested Businesses” for additional information).  The Company expects to have the necessary resources to maintain its “AA” ratings targets considering these impacts.

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2018, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	850%
Gibraltar Life consolidated(2)	931%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2017, our Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2018 through December 31, 2018.

The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2018.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2018	$0.90	$387	3.3	$375
June 30, 2018	$0.90	$382	3.7	$375
September 30, 2018	$0.90	$380	3.8	$375

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

As of September 30, 2018, Prudential Financial had highly liquid assets with a carrying value totaling $6,340 million, an increase of $1,150 million from December 31, 2017. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the balance of this intercompany liquidity account, Prudential Financial had highly liquid assets of $5,161 million as of September 30, 2018, an increase of $785 million from December 31, 2017.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Nine Months Ended September 30, 2018
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,067
Proceeds from the issuance of debt	2,531
Proceeds from stock-based compensation and exercise of stock options	268
Net income tax receipts	125
Net receipts under intercompany loan agreements(2)	88
Total sources	6,079
Uses:
Repayments on external debt	1,437
Common stock dividends(3)	1,147
Share repurchases	1,112
Interest paid on external debt	576
Capital contributions to subsidiaries(4)	874
Other, net	148
Total uses	5,294
Net increase (decrease) in highly liquid assets	$785
__________

(1)
Includes dividends and/or returns of capital of $1,715 million from international insurance subsidiaries, $800 million from PALAC, $432 million from PGIM subsidiaries, $114 million from Prudential Annuities Holding Company, and $6 million from other subsidiaries.

(2)
Includes net receipts of $750 from million from Gibraltar Universal Life Reinsurance Company and $215 million from PGIM, offset by net payments of $623 million to international insurance subsidiaries, $150 million to Dryden Arizona Reinsurance Term Company, $100 million to Prudential Universal Reinsurance Company and $4 million to other subsidiaries.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)	Reflects capital contributions of $590 million to PICA and $284 million to international insurance subsidiaries.

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

Domestic insurance subsidiaries. Prudential Insurance is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve-month period are considered to be “extraordinary” dividends, and the approval of NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. During the first nine months of 2018, Prudential Financial received extraordinary dividends of $800 million from PALAC.

International insurance subsidiaries. Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. In addition to paying common stock dividends, international insurance operations may return capital to Prudential Financial through other means, such as the repayment of subordinated debt or preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance.

During the first nine months of 2018, Prudential Financial received $1,689 million from Prudential International Insurance Holdings, the domestic parent of our international insurance subsidiaries, all of which was received from Prudential Holdings of Japan, Inc. (“PHJ”), the parent of the Company’s Japanese operations. Of this amount, $260 million was sent to PHJ from its subsidiaries in 2016 and had been retained at PHJ since that time. PHJ received the remaining $1,429 million as a common stock dividend from its subsidiaries in 2018.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2018
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2017
	(in billions)
Cash and short-term investments	$5.5	$0.6	$0.3	$0.6	$0.3	$7.3	$11.7
Fixed maturity investments(1):
High or highest quality	105.0	35.0	18.8	9.1	4.9	172.8	175.1
Other than high or highest quality	6.8	2.6	1.5	0.5	0.4	11.8	13.8
Subtotal	111.8	37.6	20.3	9.6	5.3	184.6	188.9
Public equity securities, at fair value	0.2	2.1	0.0	0.0	0.0	2.3	2.8
Total	$117.5	$40.3	$20.6	$10.2	$5.6	$194.2	$203.4
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2018
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2017
	(in billions)
Cash and short-term investments	$0.6	$2.1	$1.3	$4.0	$4.2
Fixed maturity investments(3):
High or highest quality(4)	37.3	87.4	17.9	142.6	145.2
Other than high or highest quality	0.9	3.2	1.6	5.7	6.0
Subtotal	38.2	90.6	19.5	148.3	151.2
Public equity securities	1.9	1.8	0.8	4.5	4.5
Total	$40.7	$94.5	$21.6	$156.8	$159.9
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Classified by NAIC or equivalent rating.

(4)	As of September 30, 2018, $105.7 billion, or 74%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of September 30, 2018, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $0.4 billion compared to a net receive position of $3.3 billion as of December 31, 2017. The change in collateral position was primarily driven by an increase in interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of September 30, 2018, we have hedged 100%, 95%, 56% and 13% of expected yen-based earnings for 2018, 2019, 2020 and 2021, respectively.

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

	Nine Months Ended September 30,
Cash Settlements:	2018	2017
	(in millions)
Income Hedges (External)(1)	$(25)	$(5)
Equity Hedges:
Internal(2)	66	10
External	205	(150)
Total Equity Hedges	271	(140)
Total Cash Settlements	$246	$(145)

	As of
	September 30,	December 31,
Assets (Liabilities):	2018	2017
	(in millions)
Income Hedges (External)(3)	$102	$(42)
Equity Hedges:
Internal(2)	691	623
External	128	303
Total Equity Hedges(4)	819	926
Total Assets (Liabilities)	$921	$884
__________

(1)
Includes non-yen related cash settlements of $(15) million, primarily denominated in Korean won, Chilean peso and Australian dollar and $(6) million, primarily denominated in Brazilian real and Chilean peso, for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)
Includes non-yen related assets of $42 million, primarily denominated in Brazilian real and Australian dollar, and liabilities of $(65) million, primarily denominated in Korean won and Australian dollar, as of September 30, 2018 and December 31, 2017, respectively.

(4)
As of September 30, 2018, approximately $74 million, $543 million and $201 million of the net market value is scheduled to settle in 2018, 2019 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2018			December 31, 2017
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,288	$2,888	$9,176	$4,960	$3,440	$8,400
Cash collateral for loaned securities	3,618	1,038	4,656	3,203	1,151	4,354
Securities sold but not yet purchased	3	0	3	3	0	3
Total(1)	$9,909	$3,926	$13,835	$8,166	$4,591	$12,757
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$3,918	$1,083	$5,001	$3,838	$1,393	$5,231
Weighted average maturity, in days(2)	7	2		12	3
__________

(1)
The daily weighted average outstanding balance for the three and nine months ended September 30, 2018 was $9,986 million and $9,367 million, respectively, for PFI excluding the Closed Block division, and $4,064 million and $4,438 million, respectively, for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight.

As of September 30, 2018, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $113.5 billion, of which $13.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2018, we believe approximately $15.9 billion of the remaining eligible assets are readily lendable, including approximately $11.3 billion relating to PFI excluding the Closed Block division, of which $3.4 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.6 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2018, total short-term and long-term debt of the Company on a consolidated basis was $19.8 billion, an increase of $1.3 billion from December 31, 2017. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	September 30, 2018			December 31, 2017
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$719	$744	$50	$500	$550
Current portion of long-term debt	1,100	500	1,600	830	0	830
Subtotal	1,125	1,219	2,344	880	500	1,380
General obligation long-term debt:
Senior debt	8,633	173	8,806	8,738	173	8,911
Junior subordinated debt	7,509	55	7,564	6,566	56	6,622
Surplus notes(1)	0	341	341	0	840	840
Subtotal	16,142	569	16,711	15,304	1,069	16,373
Total general obligations	17,267	1,788	19,055	16,184	1,569	17,753
Limited and non-recourse borrowings(2):
Current portion of long term debt	0	49	49	0	0	0
Long-term debt	0	710	710	0	799	799
Total limited and non-recourse borrowings	0	759	759	0	799	799
Total borrowings	$17,267	$2,547	$19,814	$16,184	$2,368	$18,552
__________

(1)	Amounts are net of assets under set-off arrangements of $8,419 million and $7,287 million as of September 30, 2018, and December 31, 2017, respectively.

(2)	Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property.

As of September 30, 2018, and December 31, 2017, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Prudential Financial’s borrowings increased $1,083 million from December 31, 2017, primarily driven by the issuance of $994 million of senior debt and $1,538 million of junior subordinated notes, offset by $700 million of senior debt maturities, the redemption of $600 million of junior subordinated notes, $131 million of retail note maturities, and a $25 million decrease in commercial paper outstanding. Borrowings of our subsidiaries increased $179 million from December 31, 2017, primarily driven by a $219 million increase in commercial paper outstanding, offset by a $40 million decrease in mortgage borrowings.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2018, we had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $10,619 million was outstanding, as compared to an aggregate issuance capacity of $11,100 million, of which $9,487 million was outstanding, as of December 31, 2017. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2018.

	Surplus Notes
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	Outstanding as of September 30, 2018		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$2,000
AXXX	2013	2033	3,003		3,500
XXX	2014-2017	2022-2034	2,200	(2)	2,200
XXX	2014-2017	2024-2037	2,100		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	100		1,600
Total Credit-Linked Note Structures			$10,619		$13,700
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $2.2 billion surplus note represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of September 30, 2018, we also had outstanding an aggregate of $2.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.8 billion relates to Guideline AXXX reserves, all of which was issued by Prudential Financial. In addition, as of September 30, 2018, for purposes of financing Guideline AXXX reserves, our captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The total additional asset requirement from the inception of AG 48 through December 31, 2017 is approximately $1.8 billion, which we funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe we have sufficient internal resources to satisfy the additional asset requirement.

The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. Notably, the Company adopted principle-based reserving for its guaranteed universal life products and introduced updated versions of these products in 2017. The guaranteed universal life updated products support the principle-based statutory reserve level without the need for financing through captive reinsurance. The Company is continuing to assess the impact of principle-based reserving on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of September 30, 2018, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2018, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2018 through July 31, 2018	1,300,437	$96.60	1,293,953
August 1, 2018 through August 31, 2018	1,268,756	$98.73	1,266,049
September 1, 2018 through September 30, 2018	1,248,210	$100.40	1,245,016
Total	3,817,403	$98.55	3,805,018	$375,000,000
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

ITEM 6. EXHIBITS

EXHIBIT INDEX

10.1	Fourth Amendment to the Prudential Supplemental Retirement Plan.

10.2	Fourth Amendment to the Prudential Supplemental Employee Savings Plan.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
POA	Prudential of Argentina

Defined Terms

Board	Prudential Financial's Board of Directors	Moody's	Moody's Investor Service, Inc.
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for retired employees, their beneficiaries and covered dependents
Designated Financial Company	A non-bank financial company that is subject to stricter standards and supervision	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.
Exchange Act	The Securities Exchange Act of 1934	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Fitch	Fitch Ratings Inc.	S&P	Standard & Poor's Rating Services
Framework	Prudential's capital protection framework	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Accounting principles generally accepted in the United States of America

Acronyms

AG 48	Actuarial Guideline No. 48	IRS	Internal Revenue Service
ALM	Asset Liability Management	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income (Loss)	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ASCL	Assets Supporting Experience-rated Contractholder Liabilities	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	NAIC	National Association of Insurance Commissioners
bps	Basis Points	NAV	Net Asset Value
DAC	Deferred Policy Acquisition Costs	NJDOBI	New Jersey Department of Banking and Insurance
DOL	U.S. Department of Labor	NPR	Non-Performance Risk
DSI	Deferred Sales Inducements	OCI	Other Comprehensive Income (Loss)
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTC	Over-The-Counter
FASB	Financial Accounting Standards Board	OTTI	Other-Than-Temporary Impairments
FSA	Financial Services Agency (an agency of the Japanese government)	RBC	Risk-Based Capital
GICs	Guaranteed Investment Contracts	SEC	Securities and Exchange Commission
GMAB	Guaranteed Minimum Accumulation Benefits	SVO	Securities Valuation Office
GMDB	Guaranteed Minimum Death Benefits	TIA	Trust Indenture Act
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.S.	The United States of America
GMWB	Guaranteed Minimum Withdrawal Benefits	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ ROBERT M. FALZON
Robert M. Falzon Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 8, 2018