Form 10-Q
period 2019-03-31
PRUDENTIAL FINANCIAL INC
filed 2019-05-03
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	PRU	New York Stock Exchange
5.625% Junior Subordinated Notes	PRS	New York Stock Exchange
As of April 30, 2019, 406 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2019 and December 31, 2018 (in millions, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019-$333,648; 2018-$331,745)(1)	$365,928	$353,656
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2019-$2,365; 2018-$2,372)(1)	1,982	2,013
Fixed maturities, trading, at fair value (amortized cost: 2019-$3,512; 2018-$3,392)(1)	3,435	3,243
Assets supporting experience-rated contractholder liabilities, at fair value(1)	21,668	21,254
Equity securities, at fair value (cost: 2019-$5,230; 2018-$5,219)(1)	6,778	6,238
Commercial mortgage and other loans (includes $463 and $763 measured at fair value under the fair value option at March 31, 2019 and December 31, 2018, respectively)(1)	60,875	59,830
Policy loans	11,986	12,016
Other invested assets (includes $5,453 and $5,524 measured at fair value at March 31, 2019 and December 31, 2018, respectively)(1)	14,840	14,526
Short-term investments	6,911	6,469
Total investments	494,403	479,245
Cash and cash equivalents(1)	14,699	15,353
Accrued investment income(1)	3,233	3,318
Deferred policy acquisition costs	19,978	20,058
Value of business acquired	1,575	1,850
Other assets(1)	18,192	16,118
Separate account assets	297,244	279,136
TOTAL ASSETS	$849,324	$815,078
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$277,085	$273,846
Policyholders’ account balances	151,224	150,338
Policyholders’ dividends	5,360	4,110
Securities sold under agreements to repurchase	9,873	9,950
Cash collateral for loaned securities	4,093	3,929
Income taxes	10,031	7,936
Short-term debt	2,549	2,451
Long-term debt	18,309	17,378
Other liabilities(1)	16,881	16,018
Notes issued by consolidated variable interest entities (includes $817 and $595 measured at fair value under the fair value option at March 31, 2019 and December 31, 2018, respectively)(1)	1,225	955
Separate account liabilities	297,244	279,136
Total liabilities	793,874	766,047
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both March 31, 2019 and December 31, 2018)	6	6
Additional paid-in capital	24,782	24,828
Common Stock held in treasury, at cost (252,761,744 and 249,398,887 shares at March 31, 2019 and December 31, 2018, respectively)	(17,962)	(17,593)
Accumulated other comprehensive income (loss)	17,218	10,906
Retained earnings	30,966	30,470
Total Prudential Financial, Inc. equity	55,010	48,617
Noncontrolling interests	440	414
Total equity	55,450	49,031
TOTAL LIABILITIES AND EQUITY	$849,324	$815,078
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2019 and 2018 (in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES
Premiums	$7,900	$7,311
Policy charges and fee income	1,471	1,504
Net investment income	4,216	3,998
Asset management and service fees	1,016	1,026
Other income (loss)	1,254	(507)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(35)	(39)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	(12)	0
Other realized investment gains (losses), net	(719)	464
Total realized investment gains (losses), net	(766)	425
Total revenues	15,091	13,757
BENEFITS AND EXPENSES
Policyholders’ benefits	8,438	7,675
Interest credited to policyholders’ account balances	1,345	550
Dividends to policyholders	577	328
Amortization of deferred policy acquisition costs	435	588
General and administrative expenses	3,156	2,923
Total benefits and expenses	13,951	12,064
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,140	1,693
Total income tax expense (benefit)	232	352
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	908	1,341
Equity in earnings of operating joint ventures, net of taxes	29	23
NET INCOME (LOSS)	937	1,364
Less: Income (loss) attributable to noncontrolling interests	5	1
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$932	$1,363
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$2.25	$3.19
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$2.22	$3.14

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2019 and 2018 (in millions)

	Three Months Ended March 31,
	2019	2018
NET INCOME (LOSS)	$937	$1,364
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(105)	662
Net unrealized investment gains (losses)	8,289	(4,666)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	64	54
Total	8,248	(3,950)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,944	(844)
Other comprehensive income (loss), net of taxes	6,304	(3,106)
Comprehensive income (loss)	7,241	(1,742)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	14
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$7,237	$(1,756)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2019 and 2018 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$6	$24,828	$30,470	$(17,593)	$10,906	$48,617	$414	$49,031
Cumulative effect of adoption of accounting changes(1)			(21)		7	(14)		(14)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(4)	(4)
Stock-based compensation programs		(46)		131		85		85
Dividends declared on Common Stock			(415)			(415)		(415)
Comprehensive income:
Net income (loss)			932			932	5	937
Other comprehensive income (loss), net of tax					6,305	6,305	(1)	6,304
Total comprehensive income (loss)						7,237	4	7,241
Balance, March 31, 2019	$6	$24,782	$30,966	$(17,962)	$17,218	$55,010	$440	$55,450

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$6	$24,769	$28,671	$(16,284)	$17,074	$54,236	$275	$54,511
Cumulative effect of adoption of ASU 2016-01			904		(847)	57		57
Cumulative effect of adoption of ASU 2018-02			(1,653)		1,653	0		0
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							61	61
Distributions to noncontrolling interests							(5)	(5)
Stock-based compensation programs		(47)		102		55		55
Dividends declared on Common Stock			(387)			(387)		(387)
Comprehensive income:
Net income (loss)			1,363			1,363	1	1,364
Other comprehensive income (loss), net of tax					(3,119)	(3,119)	13	(3,106)
Total comprehensive income (loss)						(1,756)	14	(1,742)
Balance, March 31, 2018	$6	$24,722	$28,898	$(16,557)	$14,761	$51,830	$345	$52,175

__________

(1)	Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018 (in millions)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$937	$1,364
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	766	(425)
Policy charges and fee income	(601)	(560)
Interest credited to policyholders’ account balances	1,345	550
Depreciation and amortization	20	(22)
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(454)	403
Change in:
Deferred policy acquisition costs	(326)	(131)
Future policy benefits and other insurance liabilities	2,504	1,859
Income taxes	152	421
Derivatives, net	(159)	(1,302)
Other, net	(1,099)	144
Cash flows from (used in) operating activities	3,085	2,301
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,063	14,665
Fixed maturities, held-to-maturity	14	36
Fixed maturities, trading	77	207
Assets supporting experience-rated contractholder liabilities	2,992	3,487
Equity securities	675	980
Commercial mortgage and other loans	1,080	1,319
Policy loans	576	656
Other invested assets	374	434
Short-term investments	8,202	9,870
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(17,395)	(15,652)
Fixed maturities, trading	(178)	(109)
Assets supporting experience-rated contractholder liabilities	(3,063)	(3,271)
Equity securities	(737)	(890)
Commercial mortgage and other loans	(2,354)	(3,489)
Policy loans	(473)	(561)
Other invested assets	(559)	(713)
Short-term investments	(8,837)	(8,837)
Derivatives, net	341	(365)
Other, net	(97)	(40)
Cash flows from (used in) investing activities	(5,299)	(2,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	7,417	7,456
Policyholders’ account withdrawals	(6,823)	(7,080)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	88	191
Cash dividends paid on Common Stock	(420)	(388)
Net change in financing arrangements (maturities 90 days or less)	85	(90)
Common Stock acquired	(484)	(363)
Common Stock reissued for exercise of stock options	36	45
Proceeds from the issuance of debt (maturities longer than 90 days)	1,120	1,071
Repayments of debt (maturities longer than 90 days)	(55)	(19)
Proceeds from notes issued by consolidated VIEs	910	0
Repayments of notes issued by consolidated VIEs	(638)	0
Other, net	330	66
Cash flows from (used in) financing activities	1,566	889
Effect of foreign exchange rate changes on cash balances	(2)	304
NET INCREASE IN CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(650)	1,221
CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	15,495	14,536
CASH, CASH EQUIVALENTS RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$14,845	$15,757
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$165	$129
RECONCILIATION TO STATEMENT OF FINANCIAL POSITION
Cash and cash equivalents	$14,699	$15,676
Restricted cash and restricted cash equivalents (included in “Other assets”)	146	81
Total cash, cash equivalents restricted cash and restricted cash equivalents	$14,845	$15,757

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

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The PGIM division is comprised of the PGIM segment, the global investment management businesses of the Company. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The International Insurance division is comprised of the International Insurance segment, and the Closed Block division is comprised of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in the Company’s Corporate and Other operations. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division.

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated. The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. See Note 4 for more information on the Company’s consolidated variable interest entities.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Adoption of ASU 2016-02

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the optional transition method with a cumulative-effect adjustment recorded as of the beginning of the period of adoption. This ASU substantially changes a lessee’s accounting for leases and requires the recording, on balance sheet, using a dual lease accounting model, of a “right-of-use” asset and lease liability. Leases are to be classified as either operating or finance leases. Under the standard, operating leases will recognize total lease expense using a straight-line recognition method and finance leases are to be treated as the purchase of an asset on a financed basis. For lessors, the standard modifies classification criteria and accounting for sales-type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). The standard also eliminates the leveraged lease accounting model for lessors and real estate specific provisions (i.e., those related to sale-leaseback transactions); it does allow, however, a grandfathering of the leveraged lease accounting model for those existing leases that are being accounted for using such model.
In addition, the Company elected the package of practical expedients permitted under the transition guidance within the standard which eliminated the need to reassess: (a) whether any existing contracts are, or contain, leases; (b) the lease classification for any existing leases (i.e., all existing lessee arrangements that were classified as operating leases before are now classified as operating leases, and all existing lessee arrangements that were classified as capital leases before are now classified as finance leases); and (c) initial direct costs for any existing leases. The Company did not elect the practical expedient, which may be applied separately, to use hindsight in determining the lease term and in assessing impairment of the Company’s right-of-use assets.
Adoption of the standard resulted in the recording of right-of-use assets and lease liabilities related to existing operating leases of approximately $600 million as of January 1, 2019. Adoption of the standard also resulted in additional required disclosures. See Note 7 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASU adopted during the three months ended March 31, 2019

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method which included cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The impact of the cumulative-effect adjustment to retained earnings was immaterial.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This ASU makes targeted changes to the existing hedge accounting model to better portray the economics of an entity’s risk management activities and to simplify the use of hedge accounting. The ASU eliminates separate measurement and recording of hedge ineffectiveness. It requires entities to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported and also requires expanded disclosures.
January 1, 2019 using the modified retrospective method which included cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The impact of the cumulative-effect adjustment to retained earnings and accumulated other comprehensive income (loss) (“AOCI”) related to ineffectiveness of the hedge instruments outstanding at the date of adoption was immaterial. See Note 5 for additional required disclosures.

ASU issued but not yet adopted as of March 31, 2019 — ASU 2018-12

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

Other ASU issued but not yet adopted as of March 31, 2019

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current OTTI standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces the existing standard for purchased credit deteriorated loans and debt securities.

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
The Company does not plan to early adopt this ASU and is currently assessing its impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
The Company does not plan to early adopt this ASU. The Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,476	$3,664	$329	$32,811	$0
Obligations of U.S. states and their political subdivisions	9,864	990	6	10,848	0
Foreign government bonds	96,130	19,399	113	115,416	0
U.S. public corporate securities	82,529	5,722	902	87,349	(2)
U.S. private corporate securities(1)	32,624	1,531	291	33,864	(10)
Foreign public corporate securities	27,483	2,459	179	29,763	(8)
Foreign private corporate securities	26,243	694	808	26,129	0
Asset-backed securities(2)	12,566	176	53	12,689	(147)
Commercial mortgage-backed securities	13,834	279	54	14,059	0
Residential mortgage-backed securities(3)	2,899	115	14	3,000	(1)
Total fixed maturities, available-for-sale(1)	$333,648	$35,029	$2,749	$365,928	$(168)

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$876	$285	$0	$1,161
Foreign public corporate securities	663	70	0	733
Foreign private corporate securities(5)	94	3	0	97
Residential mortgage-backed securities(3)	349	25	0	374
Total fixed maturities, held-to-maturity(5)	$1,982	$383	$0	$2,365
__________

(1)	Excludes notes with amortized cost of $4,216 million (fair value, $4,216 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $419 million of net unrealized gains on impaired available-for-sale securities and $2 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,879 million (fair value, $4,930 million), which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,242	$2,994	$642	$30,594	$0
Obligations of U.S. states and their political subdivisions	9,880	676	63	10,493	0
Foreign government bonds	96,710	16,714	314	113,110	0
U.S. public corporate securities	82,257	3,912	2,754	83,415	(2)
U.S. private corporate securities(1)	32,450	1,151	581	33,020	0
Foreign public corporate securities	27,671	2,061	531	29,201	(3)
Foreign private corporate securities	25,314	434	1,217	24,531	0
Asset-backed securities(2)	12,888	162	77	12,973	(160)
Commercial mortgage-backed securities	13,396	99	180	13,315	0
Residential mortgage-backed securities(3)	2,937	99	32	3,004	(1)
Total fixed maturities, available-for-sale(1)	$331,745	$28,302	$6,391	$353,656	$(166)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$885	$269	$0	$1,154
Foreign public corporate securities	668	64	0	732
Foreign private corporate securities(5)	95	3	0	98
Residential mortgage-backed securities(3)	365	23	0	388
Total fixed maturities, held-to-maturity(5)	$2,013	$359	$0	$2,372
__________

(1)	Excludes notes with amortized cost of $4,216 million (fair value, $4,216 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,304	$2	$6,431	$327	$7,735	$329
Obligations of U.S. states and their political subdivisions	0	0	345	6	345	6
Foreign government bonds	751	59	1,512	54	2,263	113
U.S. public corporate securities	4,111	104	17,720	798	21,831	902
U.S. private corporate securities	1,747	74	7,379	217	9,126	291
Foreign public corporate securities	1,228	37	3,145	142	4,373	179
Foreign private corporate securities	4,411	158	7,551	650	11,962	808
Asset-backed securities	6,223	41	1,511	12	7,734	53
Commercial mortgage-backed securities	72	0	3,293	54	3,365	54
Residential mortgage-backed securities	23	0	883	14	906	14
Total	$19,870	$475	$49,770	$2,274	$69,640	$2,749
__________

(1)	Includes $13 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of March 31, 2019.

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,007	$67	$6,986	$575	$9,993	$642
Obligations of U.S. states and their political subdivisions	1,725	25	999	38	2,724	63
Foreign government bonds	2,369	136	3,515	178	5,884	314
U.S. public corporate securities	34,064	1,570	13,245	1,184	47,309	2,754
U.S. private corporate securities	8,923	225	7,985	356	16,908	581
Foreign public corporate securities	7,363	308	2,928	223	10,291	531
Foreign private corporate securities	12,218	692	4,468	525	16,686	1,217
Asset-backed securities	8,255	70	669	7	8,924	77
Commercial mortgage-backed securities	1,781	14	4,733	166	6,514	180
Residential mortgage-backed securities	194	1	1,042	31	1,236	32
Total	$79,899	$3,108	$46,570	$3,283	$126,469	$6,391

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Includes $13 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity, as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $2,249 million and $5,391 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $500 million and $1,000 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2019, the $2,274 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the consumer non-cyclical, utility, and finance sectors. As of December 31, 2018, the $3,283 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either March 31, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$17,488	$17,954	$66	$67
Due after one year through five years	49,857	52,880	112	115
Due after five years through ten years	64,580	69,373	582	651
Due after ten years(1)	172,424	195,973	873	1,158
Asset-backed securities	12,566	12,689	0	0
Commercial mortgage-backed securities	13,834	14,059	0	0
Residential mortgage-backed securities	2,899	3,000	349	374
Total	$333,648	$365,928	$1,982	$2,365
__________

(1)
Excludes available-for-sale notes with amortized cost of $4,216 million (fair value, $4,216 million) and held-to-maturity notes with amortized cost of $4,879 million (fair value, $4,930 million), which have been offset with the associated payables under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$10,162	$9,585
Proceeds from maturities/prepayments	4,488	5,226
Gross investment gains from sales and maturities	483	374
Gross investment losses from sales and maturities	(188)	(257)
OTTI recognized in earnings(2)	(35)	(39)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$14	$36
__________

(1)	Includes $587 million and $146 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2019 and 2018, respectively.

(2)
Excludes the portion of OTTI amounts remaining in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes $0 million of non-cash related proceeds due to the timing of trade settlements for both three months ended March 31, 2019 and 2018.

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Credit loss impairments:
Balance, beginning of period	$140	$319
New credit loss impairments	16	0
Additional credit loss impairments on securities previously impaired	0	0
Increases due to the passage of time on previously recorded credit losses	1	2
Reductions for securities which matured, paid down, prepaid or were sold during the period	(7)	(113)
Reductions for securities impaired to fair value during the period(1)	0	(4)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(1)
Balance, end of period	$149	$203
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$368	$368	$215	$215
Fixed maturities:
Corporate securities	13,443	13,572	13,258	13,119
Commercial mortgage-backed securities	2,282	2,297	2,346	2,324
Residential mortgage-backed securities(1)	860	855	828	811
Asset-backed securities(2)	1,629	1,651	1,649	1,665
Foreign government bonds	862	878	1,087	1,083
U.S. government authorities and agencies and obligations of U.S. states	414	461	538	577
Total fixed maturities(3)	19,490	19,714	19,706	19,579
Equity securities	1,386	1,586	1,378	1,460
Total assets supporting experience-rated contractholder liabilities(4)	$21,244	$21,668	$21,299	$21,254

__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)
Includes collateralized loan obligations, credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types. Collateralized loan obligations at fair value were $1,031 million and $1,028 million as of March 31, 2019 and December 31, 2018, respectively, all of which were rated AAA.

(3)	As a percentage of amortized cost, 93% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both March 31, 2019 and December 31, 2018.

(4)	As a percentage of amortized cost, 77% and 78% of the portfolio consisted of public securities as of March 31, 2019 and December 31, 2018, respectively.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $469 million and $(398) million during the three months ended March 31, 2019 and 2018, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $529 million and $(188) million during the three months ended March 31, 2019 and 2018, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$71,107	$85,874	$71,952	$84,461
Fixed maturities, held-to-maturity	855	1,133	864	1,127
Fixed maturities, trading	22	22	22	22
Assets supporting experience-rated contractholder liabilities	670	686	691	697
Total	$72,654	$87,715	$73,529	$86,307

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$10,325	$12,707	$10,339	$12,586
Fixed maturities, held-to-maturity	0	0	0	0
Fixed maturities, trading	0	0	0	0
Assets supporting experience-rated contractholder liabilities	15	16	15	15
Total	$10,340	$12,723	$10,354	$12,601

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$13,097	21.7%	$13,280	22.4%
Retail	8,502	14.1	8,639	14.6
Apartments/Multi-Family	16,789	27.9	16,538	28.0
Industrial	12,255	20.4	11,574	19.6
Hospitality	2,187	3.6	1,931	3.3
Other	3,948	6.6	3,846	6.5
Total commercial mortgage loans	56,778	94.3	55,808	94.4
Agricultural property loans	3,402	5.7	3,316	5.6
Total commercial mortgage and agricultural property loans by property type	60,180	100.0%	59,124	100.0%
Allowance for credit losses	(115)		(123)
Total net commercial mortgage and agricultural property loans by property type	60,065		59,001
Other loans:
Uncollateralized loans	651		660
Residential property loans	147		157
Other collateralized loans	17		17
Total other loans	815		834
Allowance for credit losses	(5)		(5)
Total net other loans	810		829
Total commercial mortgage and other loans(1)	$60,875		$59,830
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of March 31, 2019 and December 31, 2018, the net carrying value of these loans was $463 million and $763 million, respectively.

As of March 31, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (6%), Australia (1%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2017	$97	$3	$1	$0	$5	$106
Addition to (release of) allowance for credit losses	23	0	(1)	0	0	22
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Balance at December 31, 2018	120	3	0	0	5	128
Addition to (release of) allowance for credit losses	(8)	0	0	0	0	(8)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Balance at March 31, 2019	$112	$3	$0	$0	$5	$120

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$8	$0	$0	$0	$0	$8
Collectively evaluated for impairment	104	3	0	0	5	112
Total ending balance(1)	$112	$3	$0	$0	$5	$120

Recorded investment(2):
Individually evaluated for impairment	$30	$18	$0	$0	$0	$48
Collectively evaluated for impairment	56,748	3,384	147	17	651	60,947
Total ending balance(1)	$56,778	$3,402	$147	$17	$651	$60,995
__________

(1)	As of March 31, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$19	$0	$0	$0	$0	$19
Collectively evaluated for impairment	101	3	0	0	5	109
Total ending balance(1)	$120	$3	$0	$0	$5	$128

Recorded investment(2):
Individually evaluated for impairment	$67	$35	$0	$0	$2	$104
Collectively evaluated for impairment	55,741	3,281	157	17	658	59,854
Total ending balance(1)	$55,808	$3,316	$157	$17	$660	$59,958

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	March 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$29,977	$652	$129	$30,758
60%-69.99%	17,205	688	0	17,893
70%-79.99%	6,971	744	42	7,757
80% or greater	195	83	92	370
Total commercial mortgage loans	$54,348	$2,167	$263	$56,778

Agricultural property loans

	March 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$3,098	$167	$58	$3,323
60%-69.99%	63	0	0	63
70%-79.99%	0	16	0	16
80% or greater	0	0	0	0
Total agricultural property loans	$3,161	$183	$58	$3,402

Total commercial mortgage and agricultural property loans

	March 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$33,075	$819	$187	$34,081
60%-69.99%	17,268	688	0	17,956
70%-79.99%	6,971	760	42	7,773
80% or greater	195	83	92	370
Total commercial mortgage and agricultural property loans	$57,509	$2,350	$321	$60,180

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$56,778	$0	$0	$0	$0	$56,778	$22
Agricultural property loans	3,383	1	0	18	19	3,402	21
Residential property loans	144	0	1	2	3	147	2
Other collateralized loans	17	0	0	0	0	17	0
Uncollateralized loans	651	0	0	0	0	651	0
Total	$60,973	$1	$1	$20	$22	$60,995	$45
 __________

(1)	As of March 31, 2019, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$3,254	$3,182
Hedge funds	1,481	1,337
Real estate-related	1,226	1,207
Subtotal equity method	5,961	5,726
Fair value:
Private equity	1,621	1,684
Hedge funds	2,135	2,135
Real estate-related	307	296
Subtotal fair value	4,063	4,115
Total LPs/LLCs	10,024	9,841
Real estate held through direct ownership(1)	2,632	2,466
Derivative instruments	1,028	1,155
Other(2)	1,156	1,064
Total other invested assets	$14,840	$14,526
_________

(1)	As of March 31, 2019 and December 31, 2018, real estate held through direct ownership had mortgage debt of $804 million and $776 million, respectively.

(2)
Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Fixed maturities, available-for-sale(1)	$3,088	$2,954
Fixed maturities, held-to-maturity(1)	57	55
Fixed maturities, trading	34	31
Assets supporting experience-rated contractholder liabilities, at fair value	185	191
Equity securities, at fair value	30	35
Commercial mortgage and other loans	600	569
Policy loans	151	152
Other invested assets	205	141
Short-term investments and cash equivalents	118	72
Gross investment income	4,468	4,200
Less: investment expenses	(252)	(202)
Net investment income	$4,216	$3,998
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Fixed maturities(1)	$260	$78
Commercial mortgage and other loans	10	12
Investment real estate	0	2
LPs/LLCs	(5)	6
Derivatives(2)	(1,032)	328
Other	1	(1)
Realized investment gains (losses), net	$(766)	$425
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2019	December 31, 2018
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$251	$190
Fixed maturity securities, available-for-sale—all other	32,029	21,721
Derivatives designated as cash flow hedges(1)	776	811
Other investments(2)	(2)	(2)
Net unrealized gains (losses) on investments	$33,054	$22,720
__________

(1)	For more information on cash flow hedges, see Note 5.

(2)
As of March 31, 2019, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$780	$8,718	$9,498	$975	$8,614	$9,589
U.S. public corporate securities	19	0	19	19	0	19
Residential mortgage-backed securities	0	356	356	0	342	342
Total securities sold under agreements to repurchase(1)	$799	$9,074	$9,873	$994	$8,956	$9,950
__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$86	$0	$86	$105	$0	$105
Obligations of U.S. states and their political subdivisions	47	0	47	88	0	88
Foreign government bonds	440	0	440	325	0	325
U.S. public corporate securities	2,703	0	2,703	2,563	0	2,563
Foreign public corporate securities	673	0	673	693	0	693
Equity securities	144	0	144	155	0	155
Total cash collateral for loaned securities(1)	$4,093	$0	$4,093	$3,929	$0	$3,929

__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Fixed maturities, available-for-sale	$97	$73	$282	$282
Fixed maturities, held-to-maturity	94	95	824	831
Fixed maturities, trading	1,112	1,076	0	0
Assets supporting experience-rated contractholder liabilities	0	0	7	8
Equity securities	50	41	0	0
Commercial mortgage and other loans	751	730	0	0
Other invested assets	1,761	1,526	93	77
Cash and cash equivalents	124	131	0	0
Accrued investment income	5	5	4	4
Other assets	457	463	733	721
Total assets of consolidated VIEs	$4,451	$4,140	$1,943	$1,923
Other liabilities	$325	$295	$10	$17
Notes issued by consolidated VIEs(2)	1,225	955	0	0
Total liabilities of consolidated VIEs	$1,550	$1,250	$10	$17

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 __________

(1)
Total assets of consolidated VIEs reflect $2,210 million and $2,013 million as of March 31, 2019 and December 31, 2018, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2019 and December 31, 2018, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $911 million and $836 million at March 31, 2019 and December 31, 2018, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in LPs/LLCs, which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $10,024 million and $9,841 million as of March 31, 2019 and December 31, 2018, respectively.

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

Other types of financial contracts that the Company accounts for as derivatives are:

•	To-be-announced (“TBA”) forward contracts, loan commitments, embedded derivatives and synthetic guaranteed investment contracts (“GICs”).

For detailed information on these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and non-performance risk (“NPR”). This netting impact results in total derivative assets of $1,018 million and $1,148 million as of March 31, 2019 and December 31, 2018, respectively, and total derivative liabilities of $433 million and $127 million as of March 31, 2019 and December 31, 2018, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2019			December 31, 2018
		Gross Fair Value			Gross Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,835	$421	$(69)	$3,885	$305	$(67)
Interest Rate Forwards	0	0	0	600	26	0
Foreign Currency
Foreign Currency Forwards	750	22	(4)	722	26	(2)
Currency/Interest Rate
Foreign Currency Swaps	21,372	1,359	(352)	20,724	1,520	(358)
Total Derivatives Designated as Hedge Accounting Instruments	$25,957	$1,802	$(425)	$25,931	$1,877	$(427)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$139,741	$6,685	$(3,288)	$140,963	$5,792	$(3,435)
Interest Rate Futures	16,367	1	(23)	13,991	23	(2)
Interest Rate Options	22,383	162	(332)	24,002	147	(314)
Interest Rate Forwards	2,504	42	0	5,049	72	0
Foreign Currency
Foreign Currency Forwards	21,897	241	(189)	19,849	246	(138)
Foreign Currency Options	1	0	0	2	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,645	800	(351)	13,784	773	(421)
Credit
Credit Default Swaps	1,181	20	(5)	5,207	33	(23)
Equity
Equity Futures	1,325	0	(7)	1,141	0	(8)
Equity Options	68,321	478	(614)	58,693	384	(554)
Total Return Swaps	16,691	34	(538)	17,309	1,131	(86)
Other
Other(1)	512	0	0	508	0	0
Synthetic GICs	80,168	1	0	79,215	2	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$384,736	$8,464	$(5,347)	$379,713	$8,603	$(4,981)
Total Derivatives(2)(3)	$410,693	$10,266	$(5,772)	$405,644	$10,480	$(5,408)
__________

(1)
“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.

(2)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $10,123 million and $8,959 million as of March 31, 2019 and December 31, 2018, respectively, primarily included in “Future policy benefits.”

(3)	Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2019, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$421	$56
Commercial mortgage and other loans	$34	$2
Policyholders’ account balances	$(1,704)	$13
Future policy benefits	$(562)	$(77)
________

(1)	There are no fair value hedging adjustments for hedged assets and liabilities for which hedge accounting has been discontinued.

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

	March 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,177	$(9,247)	$930	$(736)	$194
Securities purchased under agreement to resell	1,199	0	1,199	(1,199)	0
Total assets	$11,376	$(9,247)	$2,129	$(1,935)	$194
Offsetting of Financial Liabilities:
Derivatives(1)	$5,764	$(5,339)	$425	$(152)	$273
Securities sold under agreement to repurchase	9,873	0	9,873	(9,873)	0
Total liabilities	$15,637	$(5,339)	$10,298	$(10,025)	$273

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,407	$(9,331)	$1,076	$(614)	$462
Securities purchased under agreement to resell	986	0	986	(986)	0
Total assets	$11,393	$(9,331)	$2,062	$(1,600)	$462
Offsetting of Financial Liabilities:
Derivatives(1)	$5,387	$(5,281)	$106	$(45)	$61
Securities sold under agreement to repurchase	9,950	0	9,950	(9,950)	0
Total liabilities	$15,337	$(5,281)	$10,056	$(9,995)	$61
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Fair Value, Cash Flow and Net Investment Hedges

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, including the offset of the hedged item in fair value hedge relationships.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(5)	$(2)	$0	$0	$68	$51	$0
Currency	(1)	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	(6)	(2)	0	0	68	51	0
Gains (losses) on the hedged item:
Interest Rate	2	5	0	0	(66)	(46)	0
Currency	1	1	0	0	0	0	0
Total gains (losses) on hedged item	3	6	0	0	(66)	(46)	0
Total gains (losses) on fair value hedges net of hedged item	(3)	4	0	0	2	5	0
Cash flow hedges
Interest Rate	(1)	0	0	0	0	0	23
Currency	1	0	0	0	0	0	(9)
Currency/Interest Rate	(8)	68	(45)	0	0	0	(58)
Total gains (losses) on cash flow hedges	(8)	68	(45)	0	0	0	(44)
Net investment hedges
Currency	0	0	0	0	0	0	1
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	1
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,389	0	0	0	0	0	0
Currency	(39)	0	4	0	0	0	0
Currency/Interest Rate	184	0	0	0	0	0	0
Credit	69	0	0	0	0	0	0
Equity	(1,811)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(812)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,020)	0	4	0	0	0	0
Total	$(1,031)	$72	$(41)	$0	$2	$5	$(43)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$17	$(3)	$0	$0	$(83)	$0
Currency	2	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	19	(3)	0	0	(83)	0
Gains (losses) on the hedged item:
Interest Rate	(20)	14	0	0	86	0
Currency	(2)	1	0	0	0	0
Total gains (losses) on hedged item	(22)	15	0	0	86	0
Total gains (losses) on fair value hedges net of hedged item	(3)	12	0	0	3	0
Cash flow hedges
Interest Rate	0	0	0	0	0	7
Currency	(2)	0	0	0	0	(8)
Currency/Interest Rate	(6)	47	(91)	0	0	(582)
Total gains (losses) on cash flow hedges	(8)	47	(91)	0	0	(583)
Net investment hedges
Currency	(2)	0	0	0	0	(2)
Currency/Interest Rate	0	0	0	0	0	0
Total gains (losses) on net investment hedges	(2)	0	0	0	0	(2)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,516)	0	0	0	0	0
Currency	414	0	1	0	0	0
Currency/Interest Rate	(549)	0	(1)	0	0	0
Credit	(5)	0	0	0	0	0
Equity	10	0	0	0	0	0
Other	0	0	0	0	0	0
Embedded Derivatives	1,979	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	333	0	0	0	0	0
Total	$320	$59	$(91)	$0	$3	$(585)
_________

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2018	$811
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	9
Amount recorded in AOCI
Interest Rate	22
Currency	(8)
Currency/Interest Rate	(43)
Total amount recorded in AOCI	(29)
Amount reclassified from AOCI to income
Interest Rate	1
Currency	(1)
Currency/Interest Rate	(15)
Total amount reclassified from AOCI to income	(15)
Balance, March 31, 2019	$776

_________

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2019 values, it is estimated that a pre-tax gain of approximately $246 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2020, offset by amounts pertaining to the hedged items.

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

There were no material amounts reclassified from AOCI into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within AOCI were $533 million and $532 million as of March 31, 2019 and December 31, 2018, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $103 million and $110 million as of March 31, 2019 and December 31, 2018, respectively. These credit derivatives are reported at fair value as an asset of $1 million as of both March 31, 2019 and December 31, 2018. As of March 31, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $36 million in NAIC 1; $61 million in NAIC 2; $4 million in NAIC 3; and $2 million in NAIC 6. The Company has also written credit protection on certain index references with notional amounts of $973 million and $4,953 million as of March 31, 2019 and December 31, 2018, respectively. These credit derivatives are reported at fair value as an asset of $15 million and $10 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $53 million in NAIC 1; $693 million in NAIC 3; and $227 million NAIC 6. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These single name credit derivatives have maturities of less than 6 years, while the index references have maturities of less than 43 years.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2019 and December 31, 2018, the Company had $105 million and $145 million of outstanding notional amounts and reported at fair value as a liability of $1 million for both periods.

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

As of March 31, 2019, there were no net liability derivative positions with counterparties with credit risk-related contingent features; as such, all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

 Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$32,723	$88	$	$32,811
Obligations of U.S. states and their political subdivisions	0	10,844	4		10,848
Foreign government bonds	0	115,278	138		115,416
U.S. corporate public securities	0	87,231	118		87,349
U.S. corporate private securities(2)	0	32,090	1,774		33,864
Foreign corporate public securities	0	29,694	69		29,763
Foreign corporate private securities	0	25,333	796		26,129
Asset-backed securities(3)	0	11,796	893		12,689
Commercial mortgage-backed securities	0	13,114	945		14,059
Residential mortgage-backed securities	0	2,923	77		3,000
Subtotal	0	361,026	4,902		365,928
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	258	0		258
Obligations of U.S. states and their political subdivisions	0	203	0		203
Foreign government bonds	0	849	29		878
Corporate securities	0	12,980	592		13,572
Asset-backed securities(3)	0	1,591	60		1,651
Commercial mortgage-backed securities	0	2,297	0		2,297
Residential mortgage-backed securities	0	855	0		855
Equity securities	1,324	261	1		1,586
All other(4)	0	264	0		264
Subtotal	1,324	19,558	682		21,564
Fixed maturities, trading	0	3,195	240		3,435
Equity securities	5,188	779	674		6,641
Commercial mortgage and other loans	0	463	0		463
Other invested assets(5)	3	10,261	373	(9,247)	1,390
Short-term investments	2,412	2,749	168		5,329
Cash equivalents	1,636	5,318	1		6,955
Other assets	0	0	48		48
Separate account assets(6)(7)	43,565	227,125	1,635		272,325
Total assets	$54,128	$630,474	$8,723	$(9,247)	$684,078
Future policy benefits(8)	$0	$0	$10,025	$	$10,025
Other liabilities	35	5,740	146	(5,339)	582
Notes issued by consolidated VIEs	0	0	817		817
Total liabilities	$35	$5,740	$10,988	$(5,339)	$11,424

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$30,513	$81	$	$30,594
Obligations of U.S. states and their political subdivisions	0	10,488	5		10,493
Foreign government bonds	0	112,985	125		113,110
U.S. corporate public securities	0	83,282	133		83,415
U.S. corporate private securities(2)	0	31,265	1,755		33,020
Foreign corporate public securities	0	29,148	53		29,201
Foreign corporate private securities	0	23,787	744		24,531
Asset-backed securities(3)	0	11,726	1,247		12,973
Commercial mortgage-backed securities	0	13,302	13		13,315
Residential mortgage-backed securities	0	2,925	79		3,004
Subtotal	0	349,421	4,235		353,656
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	381	0		381
Obligations of U.S. states and their political subdivisions	0	196	0		196
Foreign government bonds	0	858	225		1,083
Corporate securities	0	12,675	444		13,119
Asset-backed securities(3)	0	1,516	149		1,665
Commercial mortgage-backed securities	0	2,324	0		2,324
Residential mortgage-backed securities	0	811	0		811
Equity securities	1,222	237	1		1,460
All other(4)	0	215	0		215
Subtotal	1,222	19,213	819		21,254
Fixed maturities, trading	0	3,037	206		3,243
Equity securities	4,819	610	671		6,100
Commercial mortgage and other loans	0	763	0		763
Other invested assets(5)	23	10,454	263	(9,331)	1,409
Short-term investments	2,713	2,691	89		5,493
Cash equivalents	2,848	6,553	77		9,478
Other assets	0	0	25		25
Separate account assets(6)(7)	39,534	212,998	1,534		254,066
Total assets	$51,159	$605,740	$7,919	$(9,331)	$655,487
Future policy benefits(8)	$0	$0	$8,926	$	$8,926
Other liabilities	18	5,398	56	(5,281)	191
Notes issued by consolidated VIEs	0	0	595		595
Total liabilities	$18	$5,398	$9,577	$(5,281)	$9,712
__________

(1)
“Netting” amounts represent cash collateral of $3,908 million and $4,050 million as of March 31, 2019 and December 31, 2018, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with both fair value and carrying amount of $4,216 million and $4,216 million, as of March 31, 2019 and December 31, 2018, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	All other represents cash equivalents and short-term investments.

(5)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2019 and December 31, 2018, the fair values of such investments were $4,063 million and $4,115 million respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of March 31, 2019 and December 31, 2018, the fair value of such investments was $24,919 million and $25,070 million, respectively.

(7)
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

(8)
As of March 31, 2019, the net embedded derivative liability position of $10.0 billion includes $0.7 billion of embedded derivatives in an asset position and $10.7 billion of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $8.9 billion includes $0.7 billion of embedded derivatives in an asset position and $9.6 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,362	Discounted cash flow	Discount rate	0.49%	-	20.00%	8.23%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X		9.2X	8.1X	Increase
		Liquidation	Liquidation value	12.35%	-	100.00%	62.59%	Increase
Separate account assets-commercial mortgage loans(4)	$822	Discounted cash flow	Spread	1.06%	-	2.45%	1.22%	Decrease
Liabilities:
Future policy benefits(5)	$10,025	Discounted cash flow	Lapse rate(6)	1%	-	13%		Decrease
			Spread over LIBOR(7)	0.12%	-	1.35%		Decrease
			Utilization rate(8)	50%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	15%		Decrease
			Equity volatility curve	15%	-	22%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,392	Discounted cash flow	Discount rate	0.57%	-	20%	8.58%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X	-	8.5X	8.1X	Increase
		Liquidation	Liquidation value	11.77%	-	94.00%	32.16%	Increase
Separate account assets-commercial mortgage loans(4)	$785	Discounted cash flow	Spread	1.12%	-	2.55%	1.29%	Decrease
Liabilities:
Future policy benefits(5)	$8,926	Discounted cash flow	Lapse rate(6)	1%	-	13%		Decrease
			Spread over LIBOR(7)	0.36%	-	1.60%		Decrease
			Utilization rate(8)	50%	-	97%		Increase
			Withdrawal rate	See table footnote (9) below.
			Mortality rate(10)	0%	-	15%		Decrease
			Equity volatility curve	18%	-	22%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

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

(9)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interrelationships Between Unobservable Inputs—In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another or multiple inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$81	$0	$7	$0	$0	$0	$0	$0	$0	$88	$0
U.S. states	5	0	0	0	0	(1)	0	0	0	4	0
Foreign government	125	3	0	0	0	0	1	9	0	138	0
Corporate securities(3)	2,685	4	319	(12)	0	(379)	(2)	164	(22)	2,757	(21)
Structured securities(4)	1,339	17	318	0	0	(231)	(2)	733	(259)	1,915	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	225	0	0	0	0	0	(196)	0	0	29	0
Corporate securities(3)	444	5	27	0	0	(76)	196	0	(4)	592	(5)
Structured securities(4)	149	0	6	0	0	(21)	0	0	(74)	60	0
Equity securities	1	0	0	0	0	0	0	0	0	1	0
All other activity	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	206	(4)	38	(1)	0	0	2	0	(1)	240	0
Equity securities	671	8	23	(11)	0	(15)	(2)	0	0	674	7
Other invested assets	263	(1)	157	0	0	(42)	(4)	0	0	373	(1)
Short-term investments	89	0	153	0	0	(74)	0	0	0	168	0
Cash equivalents	77	0	1	0	0	(77)	0	0	0	1	0
Other assets	25	14	9	0	0	0	0	0	0	48	14
Separate account assets(5)	1,534	81	89	(11)	0	(23)	0	0	(35)	1,635	74
Liabilities:
Future policy benefits	(8,926)	(810)	0	0	(290)	0	1	0	0	(10,025)	(879)
Other liabilities	(56)	(51)	0	0	(30)	(6)	(3)	0	0	(146)	(51)
Notes issued by consolidated VIEs	(595)	(2)	0	0	(858)	638	0	0	0	(817)	(2)

	Three Months Ended March 31, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(2)	$0	$0	$22	$4	$(21)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	3	0	0	2	0	(5)	0
Other assets:
Fixed maturities, trading	0	(4)	0	0	0	0	0	0
Equity securities	0	8	0	0	0	0	7	0
Other invested assets	(1)	0	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	14	0	0	0	0	14	0	0
Separate account assets(5)	0	0	80	0	1	0	0	74
Liabilities:
Future policy benefits	(810)	0	0	0	0	(879)	0	0
Other liabilities	(51)	0	0	0	0	(51)	0	0
Notes issued by consolidated VIEs	(2)	0	0	0	0	(2)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$52	$0	$7	$0	$0	$0	$0	$0	$0	$59	$0
U.S. states	5	0	0	0	0	0	0	0	0	5	0
Foreign government	148	0	0	0	0	0	1	5	(26)	128	0
Corporate securities(3)	2,776	11	118	(1)	0	(169)	12	60	(72)	2,735	(9)
Structured securities(4)	6,715	(15)	1,548	(66)	0	(649)	30	1,071	(1,735)	6,899	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	223	(3)	0	0	0	0	0	0	0	220	(4)
Corporate securities(3)	462	1	24	0	0	(18)	0	0	(1)	468	0
Structured securities(4)	722	0	3	0	0	(13)	0	28	(76)	664	0
Equity securities	4	1	0	0	0	0	0	0	0	5	1
All other activity	7	0	19	0	0	(19)	0	0	0	7	0
Other assets:
Fixed maturities, trading	156	(2)	40	(4)	0	0	5	11	(2)	204	4
Equity securities	795	14	7	(17)	0	(37)	26	0	(3)	785	13
Other invested assets	137	8	1	0	0	0	(2)	0	0	144	1
Short-term investments	8	(1)	14	0	0	(12)	1	0	0	10	(1)
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	13	(13)	0	0	0	0	0	0	0	0	(13)
Separate account assets(5)	2,122	(33)	237	(8)	0	(121)	0	195	(32)	2,360	(26)
Liabilities:
Future policy benefits	(8,720)	2,026	0	0	(287)	0	0	0	0	(6,981)	1,937
Other liabilities	(50)	(19)	10	0	0	2	1	0	0	(56)	(13)
Notes issued by consolidated VIEs	(1,196)	(3)	0	0	0	0	587	0	0	(612)	(3)

	Three Months Ended March 31, 2018
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$6	$0	$0	$(14)	$4	$(9)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(2)	0	0	1	0	(3)	0
Other assets:
Fixed maturities, trading	0	(2)	0	0	0	0	4	0
Equity securities	0	14	0	0	0	0	13	0
Other invested assets	8	0	0	0	0	1	0	0
Short-term investments	(1)	0	0	0	0	(1)	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	(13)	0	0	0	0	(13)	0	0
Separate account assets(5)	0	0	(33)	0	0	0	0	(26)
Liabilities:
Future policy benefits	2,026	0	0	0	0	1,937	0	0
Other liabilities	(19)	0	0	0	0	(13)	0	0
Notes issued by consolidated VIEs	(3)	0	0	0	0	(3)	0	0
__________

(1)
Other, for the periods ended March 31, 2019 and March 31, 2018, primarily represent deconsolidation of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(5)
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

	As of March 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$1	$7,309	$1	$	$7,311
Currency	0	263	0		263
Credit	0	20	0		20
Currency/Interest Rate	0	2,159	0		2,159
Equity	1	511	0		512
Other	0	0	0		0
Netting(1)				(9,247)	(9,247)
Total derivative assets	$2	$10,262	$1	$(9,247)	$1,018
Derivative Liabilities:
Interest Rate	$23	$3,689	$0	$	$3,712
Currency	0	193	0		193
Credit	0	5	0		5
Currency/Interest Rate	0	703	0		703
Equity	7	1,152	0		1,159
Other	0	0	0		0
Netting(1)				(5,339)	(5,339)
Total derivative liabilities	$30	$5,742	$0	$(5,339)	$433

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$23	$6,341	$2	$	$6,366
Currency	0	273	0		273
Credit	0	33	0		33
Currency/Interest Rate	0	2,292	0		2,292
Equity	0	1,515	0		1,515
Other	0	0	0		0
Netting(1)				(9,331)	(9,331)
Total derivative assets	$23	$10,454	$2	$(9,331)	$1,148
Derivative Liabilities:
Interest Rate	$2	$3,818	$0	$	$3,820
Currency	0	140	0		140
Credit	0	23	0		23
Currency/Interest Rate	0	778	0		778
Equity	7	640	0		647
Other	0	0	0		0
Netting(1)				(5,281)	(5,281)
Total derivative liabilities	$9	$5,399	$0	$(5,281)	$127
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	2	(1)	0	0	0	0	0	0	0	1	(1)

	Three Months Ended March 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(3)	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$10	$0	$0	$0	$0	$0	$(5)	$1	$0	$6	$1
Net Derivative - Interest Rate	(3)	9	0	0	0	0	0	0	0	6	8

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Total realized and unrealized gains (losses) as well as unrealized gains (losses) for assets still held at the end of the period are recorded in “Realized investment gains (losses), net.”

(2)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

(3)	Represents conversion of warrants to equity shares.

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

	Three Months Ended March 31,
	2019	2018
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$0	$0
Mortgage servicing rights(2)	$(1)	$2

	March 31, 2019	December 31, 2018
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$14	$47
Mortgage servicing rights(2)	$70	$73
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that result from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income (loss)” for other assets and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Interest income on commercial mortgage and other loans is included in “Net investment income.” Interest income on these loans is recorded based on the effective interest rates as determined at the closing of the loan.

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$2	$3

	Three Months Ended March 31,
	2019	2018
	(in millions)
Commercial mortgage and other loans:
Interest income	$6	$2
Notes issued by consolidated VIEs:
Interest expense	$9	$9

	March 31, 2019	December 31, 2018
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$463	$763
Aggregate contractual principal as of period end	$457	$754
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$817	$595
Aggregate contractual principal as of period end	$857	$632
__________

(1)	As of March 31, 2019, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,468	$897	$2,365	$1,982
Assets supporting experience-rated contractholders liabilities	52	52	0	104	104
Commercial mortgage and other loans	0	108	61,512	61,620	60,412
Policy loans	0	0	11,986	11,986	11,986
Other invested assets	0	36	0	36	36
Short-term investments	1,553	29	0	1,582	1,582
Cash and cash equivalents	6,574	1,170	0	7,744	7,744
Accrued investment income	0	3,233	0	3,233	3,233
Other assets	146	2,994	555	3,695	3,693
Total assets	$8,325	$9,090	$74,950	$92,365	$90,772
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,903	$68,830	$100,733	$100,903
Securities sold under agreements to repurchase	0	9,873	0	9,873	9,873
Cash collateral for loaned securities	0	4,093	0	4,093	4,093
Short-term debt	0	1,862	771	2,633	2,549
Long-term debt(3)	1,887	16,803	1,135	19,825	18,309
Notes issued by consolidated VIEs	0	0	408	408	408
Other liabilities	0	6,290	555	6,845	6,845
Separate account liabilities—investment contracts	0	71,642	25,982	97,624	97,624
Total liabilities	$1,887	$142,466	$97,681	$242,034	$240,604

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,468	$904	$2,372	$2,013
Assets supporting experience-rated contractholders liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	109	59,106	59,215	59,067
Policy loans	0	0	12,016	12,016	12,016
Other invested assets	0	40	0	40	40
Short-term investments	951	25	0	976	976
Cash and cash equivalents	4,871	1,004	0	5,875	5,875
Accrued investment income	0	3,318	0	3,318	3,318
Other assets	141	2,189	483	2,813	2,813
Total assets	$5,963	$8,153	$72,509	$86,625	$86,118
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,422	$67,006	$98,428	$99,829
Securities sold under agreements to repurchase	0	9,950	0	9,950	9,950
Cash collateral for loaned securities	0	3,929	0	3,929	3,929
Short-term debt	0	1,854	658	2,512	2,451
Long-term debt(3)	1,734	15,057	1,181	17,972	17,378
Notes issued by consolidated VIEs	0	0	360	360	360
Other liabilities	0	6,338	510	6,848	6,848
Separate account liabilities—investment contracts	0	66,914	26,022	92,936	92,936
Total liabilities	$1,734	$135,464	$95,737	$232,935	$233,681
__________

(1)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(2)
Excludes notes with fair value of $4,930 million (carrying amount of $4,879 million) and $4,879 million (carrying amount of $4,879 million) as of both March 31, 2019 and December 31, 2018, respectively, which have been offset with the associated payables under a netting agreement.

(3)
Includes notes with fair value of $9,146 million (carrying amount of $9,095 million) and $9,095 million (carrying amount of $9,095 million) as of March 31, 2019 and December 31, 2018, respectively, which have been offset with the associated receivables under a netting agreement.

7.	LEASES

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 30 years, some of which include options to extend the leases for up to 18 years, and some of which include options to terminate the leases within 8 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and, hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

The Company does not have residual guarantees associated with its lessee arrangements, nor are there any restrictions or covenants associated with its lease arrangements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Lessee

Supplemental balance sheet information related to leases where the Company is the lessee is included below. Right-of-use assets and lease liabilities are included within “Other assets” and “Other liabilities” respectively.

March 31, 2019
(in millions)
Operating Leases:

Right-of-use assets	$527
Lease liabilities	$551

Weighted average remaining lease term	6 years
Weighted average discount rate	2.73%

Maturities of operating lease liabilities are as follows:

March 31, 2019
(in millions)
2019 (April - December)	$117
2020	125
2021	103
2022	77
2023	58
Thereafter	128
Total lease payments	608
Less imputed interest	(57)
Total	$551

Lease expense is included in “General and administrative expenses.” For the period ended March 31, 2019, lease expense includes operating lease costs of $34 million and short-term lease costs of $24 million. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Lessor

The Company directly owns real estate properties within its investment portfolio. Such real estate is leased to third-parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying the practical expedient discussed in Note 2. Lease income included in “Net investment income” for the period ended March 31, 2019 was $50 million.

8. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For more information on the Closed Block, see Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2019 and December 31, 2018, the Company recognized a policyholder dividend obligation of $2,375 million and $2,252 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1,980 million and $899 million at March 31, 2019 and December 31, 2018, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Closed Block liabilities
Future policy benefits	$48,044	$48,282
Policyholders’ dividends payable	838	812
Policyholders’ dividend obligation	4,355	3,150
Policyholders’ account balances	5,036	5,061
Other Closed Block liabilities	4,147	3,955
Total Closed Block liabilities	62,420	61,260
Closed Block assets
Fixed maturities, available-for-sale, at fair value	39,499	38,538
Fixed maturities, trading, at fair value	185	195
Equity securities, at fair value	2,002	1,784
Commercial mortgage and other loans	8,623	8,782
Policy loans	4,365	4,410
Other invested assets	3,296	3,316
Short-term investments	548	477
Total investments	58,518	57,502
Cash and cash equivalents	549	467
Accrued investment income	475	466
Other Closed Block assets	175	105
Total Closed Block assets	59,717	58,540
Excess of reported Closed Block liabilities over Closed Block assets	2,703	2,720
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	1,938	857
Allocated to policyholder dividend obligation	(1,980)	(899)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,661	$2,678

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2019
(in millions)
Balance, December 31, 2018	$3,150
Impact from earnings allocable to policyholder dividend obligation	123
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,082
Balance, March 31, 2019	$4,355

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues
Premiums	$527	$551
Net investment income	565	597
Realized investment gains (losses), net	56	(2)
Other income (loss)	228	21
Total Closed Block revenues	1,376	1,167
Benefits and Expenses
Policyholders’ benefits	709	727
Interest credited to policyholders’ account balances	32	33
Dividends to policyholders	553	308
General and administrative expenses	89	93
Total Closed Block benefits and expenses	1,383	1,161
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(7)	6
Income tax expense (benefit)	(24)	(9)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$17	$15

9. INCOME TAXES

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $232 million, or 20.4% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first three months of 2019, compared to $352 million, or 20.8%, in the first three months of 2018. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at higher rates than the U.S. statutory rate. In addition, the first three months of 2018 also includes a $20 million reduction in income tax expense primarily related to refinements of our provisional estimates related to the U.S. Tax Cuts and Jobs Act of 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2019	December 31, 2018
	($ in millions)
Commercial paper:
Prudential Financial	$25	$15
Prudential Funding, LLC	714	727
Subtotal commercial paper	739	742
Mortgage Debt(1)	53	53
Current portion of long-term debt(2)	1,740	1,656
Other(3)	17	—
Total short-term debt(4)	$2,549	$2,451
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$327	$301
Daily average commercial paper outstanding	$1,624	$1,554
Weighted average maturity of outstanding commercial paper, in days	15	12
Weighted average interest rate on outstanding short-term debt(5)	2.22%	1.9%
__________
(1) Includes $53 million of mortgage debt denominated in foreign currency at both March 31, 2019 and December 31, 2018.
(2) Includes $1,100 million of senior notes at both March 31, 2019 and December 31, 2018, and $141 million and $57 million of mortgage debt that has recourse only to real estate investment property at March 31, 2019 and December 31, 2018, respectively.
(3) Includes $17 million drawn on a revolving line of credit held by a subsidiary at March 31, 2019.
(4) Includes Prudential Financial debt of $1,125 million and $1,115 million at March 31, 2019 and December 31, 2018, respectively.
(5) Excludes the current portion of long-term debt.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2019, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2019	December 31, 2018

	(in millions)
Fixed-rate notes:
Surplus notes	$342	$341
Surplus notes subject to set-off arrangements(1)	6,895	6,895
Senior notes	9,760	8,774
Mortgage debt(2)	239	237
Floating-rate notes:
Surplus notes subject to set-off arrangements(1)	2,200	2,200
Senior notes	29	29
Mortgage debt(3)	371	430
Junior subordinated notes(4)	7,568	7,568
Subtotal	27,404	26,473
Less: assets under set-off arrangements(1)	9,095	9,095
Total long-term debt(5)	$18,309	$17,378
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $103 million and $101 million of debt denominated in foreign currency at March 31, 2019 and December 31, 2018, respectively.

(3)	Includes $211 million and $206 million of debt denominated in foreign currency at March 31, 2019 and December 31, 2018, respectively.

(4)	Includes Prudential Financial debt of $7,512 million and subsidiary debt of $56 million denominated in foreign currency at March 31, 2019.

(5)	Includes Prudential Financial debt of $17,128 million and $16,141 million at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Senior Notes. As of March 31, 2019, the outstanding balance of the Company’s senior notes was $10.89 billion, an increase of $1 billion from December 31, 2018. The increase was due to the issuance in the first quarter of $1 billion of notes with an interest rate of 4.350% maturing in February 2050.

Mortgage Debt. As of March 31, 2019, the Company’s subsidiaries had mortgage debt of $804 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $28 million from December 31, 2018, due to $21 million in new borrowings and $7 million from foreign currency exchange rate fluctuations.

11. EMPLOYEE BENEFIT PLANS

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$73	$79	$6	$6
Interest cost	123	112	19	18
Expected return on plan assets	(204)	(204)	(24)	(27)
Amortization of prior service cost	(1)	(1)	1	0
Amortization of actuarial (gain) loss, net	54	53	6	4
Settlements	0	0	0	0
Special termination benefits	0	0	0	0
Net periodic (benefit) cost	$45	$39	$8	$1

12. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2018	660.1	249.4	410.7
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	5.4	(5.4)
Stock-based compensation programs(1)	0.0	(2.0)	2.0
Balance, March 31, 2019	660.1	252.8	407.3
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2018, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2019 through December 31, 2019. As of March 31, 2019, 5.4 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Dividends declared per share of Common Stock	$1.00	$0.90

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2018	$(564)	$14,745	$(3,275)	$10,906
Change in OCI before reclassifications	(109)	8,564	4	8,459
Amounts reclassified from AOCI	5	(275)	60	(210)
Income tax benefit (expense)	(3)	(1,926)	(15)	(1,944)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, March 31, 2019	$(671)	$21,115	$(3,226)	$17,218

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2017	$(269)	$19,968	$(2,625)	$17,074
Change in OCI before reclassifications	649	(4,640)	(2)	(3,993)
Amounts reclassified from AOCI	0	(26)	56	30
Income tax benefit (expense)	8	845	(9)	844
Cumulative effect of adoption of ASU 2016-01	0	(847)	0	(847)
Cumulative effect of adoption of ASU 2018-02	(231)	2,282	(398)	1,653
Balance, March 31, 2018	$157	$17,582	$(2,978)	$14,761
__________

(1)
Includes cash flow hedges of $776 million and $811 million as of March 31, 2019 and December 31, 2018, respectively, and $(622) million and $(39) million as of March 31, 2018 and December 31, 2017, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2019	2018
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(5)	$0	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	Other income (loss)
Total foreign currency translation adjustment	(5)	0
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(1)	0	(3)
Cash flow hedges—Currency	1	(3)	(3)
Cash flow hedges—Currency/Interest rate	15	(49)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	260	78
Total net unrealized investment gains (losses)	275	26	(4)
Amortization of defined benefit pension items:
Prior service cost	0	1	(5)
Actuarial gain (loss)	(60)	(57)	(5)
Total amortization of defined benefit pension items	(60)	(56)
Total reclassifications for the period	$210	$(30)
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

(5)	See Note 11 for information on employee benefit plans.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income (loss)” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2018	$189	$(1)	$4	$(23)	$(61)	$108
Net investment gains (losses) on investments arising during the period	68				(16)	52
Reclassification adjustment for (gains) losses included in net income	(5)				1	(4)
Reclassification adjustment for OTTI losses excluded from net income(1)	(1)				0	(1)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		0			0	0
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(9)	2	(7)
Balance, March 31, 2019	$251	$(1)	$4	$(32)	$(74)	$148
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2018	$22,531	$(738)	$(791)	$(894)	$(5,471)	$14,637
Net investment gains (losses) on investments arising during the period	10,532				(2,401)	8,131
Reclassification adjustment for (gains) losses included in net income	(270)				62	(208)
Reclassification adjustment for OTTI losses excluded from net income(2)	1				0	1
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(459)			103	(356)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			(492)		98	(394)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,078)	227	(851)
Cumulative effect of adoption of ASU 2017-12	9				(2)	7
Balance, March 31, 2019	$32,803	$(1,197)	$(1,283)	$(1,972)	$(7,384)	$20,967
__________

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended March 31,
	2019			2018
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$937			$1,364
Less: Income (loss) attributable to noncontrolling interests	5			1
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	10			16
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$922	409.2	$2.25	$1,347	422.0	$3.19
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$10			$16
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	10			16
Stock options		1.2			1.9
Deferred and long-term compensation programs		1.1			1.1
Exchangeable Surplus Notes	5	6.1		5	5.9
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$927	417.6	$2.22	$1,352	430.9	$3.14

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2019 and 2018, as applicable, were based on 4.6 million and 4.9 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2019		2018
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.1	$103.47	0.3	$107.65
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	1.1		0.3

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which are exchangeable at the option of the note holders for shares of Common Stock. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. This was equivalent to 5.1 million shares and an initial exchange price per share of Common Stock of $98.78. The exchange rate is subject to customary anti-dilution adjustments and is accordingly revalued during the fourth quarter of each year. As of March 31, 2019, the exchange rate is equal to 12.1719 shares of Common Stock per each $1,000 principal amount of surplus notes. This is equivalent to 6.09 million shares and an exchange price per share of Common Stock of $82.16. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

14. SEGMENT INFORMATION

Segments

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The PGIM division consists of the PGIM segment. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The International Insurance division consists of the International Insurance segment. The Closed Block division consists of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Black division.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For more information on these reconciling items, see Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$214	$232
Total PGIM division	214	232
Retirement	251	317
Group Insurance	53	55
Total U.S. Workplace Solutions division	304	372
Individual Annuities(1)	472	519
Individual Life	105	36
Total U.S. Individual Solutions division	577	555
International Insurance	922	856
Total International Insurance division	922	856
Corporate and Other operations	(412)	(294)
Total Corporate and Other	(412)	(294)
Total segment adjusted operating income before income taxes	1,605	1,721
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(663)	87
Charges related to realized investment gains (losses), net	25	(23)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	454	(403)
Change in experience-rated contractholder liabilities due to asset value changes	(403)	418
Divested and Run-off businesses:
Closed Block division	(19)	(9)
Other Divested and Run-off businesses	174	(72)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(33)	(26)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,140	$1,693

__________

(1)
Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

Reconciliation of selected financial information

The table below presents total revenues and assets for the Company’s reportable segments and its Corporate and Other operations for the periods and as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenues		Total Assets
	Three Months Ended March 31,		March 31, 2019	December 31, 2018
	2019	2018
	(in millions)
PGIM	$870	$826	$47,987	$47,690
Total PGIM division	870	826	47,987	47,690
Retirement	2,639	2,089	183,175	175,525
Group Insurance	1,441	1,416	42,642	41,727
Total U.S. Workplace Solutions division	4,080	3,505	225,817	217,252
Individual Annuities	1,235	1,252	178,103	167,899
Individual Life	1,482	1,425	88,468	83,739
Total U.S. Individual Solutions division	2,717	2,677	266,571	251,638
International Insurance	6,152	6,040	230,090	222,633
Total International Insurance division	6,152	6,040	230,090	222,633
Corporate and Other operations	(171)	(173)	18,647	16,826
Total Corporate and Other	(171)	(173)	18,647	16,826
Total	13,648	12,875	789,112	756,039
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(663)	87
Charges related to realized investment gains (losses), net	(72)	(71)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	454	(403)
Divested and Run-off businesses:
Closed Block division	1,374	1,163	60,212	59,039
Other Divested and Run-off businesses	388	132
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(38)	(26)
Total per Unaudited Interim Consolidated Financial Statements	$15,091	$13,757	$849,324	$815,078

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
PGIM segment intersegment revenues	$180	$184

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2019	2018
	(in millions)

Asset-based management fees	$843	$862
Performance-based incentive fees	35	5
Other fees	138	159
Total asset management and service fees	$1,016	$1,026

15. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2019	December 31, 2018
	(in millions)
Total outstanding mortgage loan commitments	$1,878	$3,299
Portion of commitment where prearrangement to sell to investor exists	$822	$1,490

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2019	December 31, 2018
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$6,456	$6,941
Expected to be funded from separate accounts	$59	$147

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	March 31, 2019	December 31, 2018
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$6,001	$5,399
Fair value of related collateral associated with above indemnifications(1)	$6,133	$5,503
Accrued liability associated with guarantee	$0	$0

__________

(1)
As of March 31, 2019, indemnification provided to certain clients and fair value of related collateral associated with such indemnification include $89 million and $87 million, respectively, related to securities repurchase transactions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In the normal course of business, the Company may facilitate securities lending or securities repurchase transactions on behalf of certain client accounts (collectively, “the accounts”). In certain of these arrangements, the Company has provided an indemnification to the accounts to hold them harmless against losses caused by counterparty (i.e., borrower) defaults associated with such transactions facilitated by the Company. In securities lending transactions, collateral is provided by the counterparty to the accounts at the inception of the transaction in an amount at least equal to 102% of the fair value of the loaned securities and the collateral is maintained daily to equal at least 102% of the fair value of the loaned securities. In securities repurchase transactions, collateral is provided by the counterparty to the accounts at the inception of the transaction in an amount at least equal to 95% of the fair value of the securities subject to repurchase and the collateral is maintained daily to equal at least 95% of the fair value of the securities subject to repurchase. The Company is only at risk if the counterparty to the transaction defaults and the value of the collateral held is less than the value of the securities loaned to, or subject to repurchase from, such counterparty. The Company believes the possibility of any payments under these indemnities is remote.

Credit Derivatives Written

As discussed further in Note 5, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security.

Guarantees of Asset Values

	March 31, 2019	December 31, 2018
	(in millions)
Guaranteed value of third-parties’ assets	$80,168	$79,215
Fair value of collateral supporting these assets	$79,771	$77,897
Asset (liability) associated with guarantee, carried at fair value	$1	$2

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2019	December 31, 2018
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,874	$1,828
First-loss exposure portion of above	$554	$543
Accrued liability associated with guarantees	$18	$17

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $14,790 million and $14,335 million of mortgages subject to these loss-sharing arrangements as of March 31, 2019 and December 31, 2018, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2019, these mortgages had a weighted-average debt service coverage ratio of 1.87 times and a weighted-average loan-to-value ratio of 61%. As of December 31, 2018, these mortgages had a weighted average debt service coverage ratio of 1.83 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for the three months ended March 31, 2019 and 2018, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Guarantees

	March 31, 2019	December 31, 2018
	(in millions)
Other guarantees where amount can be determined	$68	$77
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above is $13 million for both March 31, 2019 and December 31, 2018 of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liabilities identified above do not include retained liabilities associated with sold businesses.

Contingent Liabilities

On an ongoing basis, the Company and its regulators review its operations including, but not limited to, sales and other customer interface procedures and practices, and procedures for meeting obligations to our customers and other parties. These reviews may result in the modification or enhancement of processes or the imposition of other action plans, including concerning management oversight, sales and other customer interface procedures and practices, and the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 22 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Individual Annuities, Individual Life and Group Insurance

Huffman v. The Prudential Insurance Company of America

In April 2019, the court entered a Final Judgment and Order of Dismissal. This matter is now closed.

Escheatment Litigation

Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

In April 2019, defendants’ motion to dismiss the Second Amended Complaint was granted and plaintiff subsequently filed a Notice of Appeal with the New York State Supreme Court, First Department.

Residential Mortgage-Backed Securities (“RMBS”) Trustee Litigation

PICA et al. v. U.S. Bank N.A.

In April 2019, a decision and order was issued dismissing plaintiffs’ state court action with prejudice.

Regulatory Matters

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

The DOL’s review of the securities lending matter is closed. The Company is cooperating with the SEC in its review of the securities lending and foreign tax reclaim matters (which includes a review of the remediation plans) and has entered into discussions with the SEC staff regarding a possible settlement of both matters that would potentially involve charges under the Investment Advisers Act and financial remedies. We cannot predict the outcome of the discussions with the SEC regarding these matters.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2019, compared with December 31, 2018, and its consolidated results of operations for the three months ended March 31, 2019 and 2018. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.456 trillion of assets under management as of March 31, 2019, has operations primarily in the United States of America (“U.S”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our principal operations are comprised of five divisions, which together encompass seven segments, and our Corporate and Other operations. The PGIM division is comprised of the PGIM segment, our global investment management businesses. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance segments. The U.S. Individual Solutions division consists of our Individual Annuities and Individual Life segments. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division.

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

Regulatory Developments

Japan Corporate Product Tax Rules

During the first quarter of 2019, the Japan National Tax Authority announced plans to limit policyholders’ tax deductions for premiums paid on certain corporate insurance products. Following the announcement, the Company and other life insurers in Japan suspended sales of these products pending further development of the rulemaking process, which is expected to be completed later in 2019. Continued uncertainty around the tax deduction and any final rules that limit policyholders’ tax deductions may adversely impact sales in our Life Planner and Gibraltar Life and Other operations.

For additional information on the potential impacts of regulation on the Company, see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

See below for discussions related to the current interest rate environments in our two largest markets, the U.S. and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our results if these interest rate environments are sustained.

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, a trend of rising interest rates may enhance our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may approach or exceed the overall portfolio yield. Conversely, if interest rates were to decline, our reinvestment yield may fall below our overall portfolio yield, resulting in an unfavorable impact to earnings.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division, PGIM division and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.2% of the fixed maturity security and commercial mortgage loan portfolios through 2020. The portion of the general account attributable to these operations has approximately $206 billion of such assets (based on net carrying value) as of March 31, 2019. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4.3% as of March 31, 2019.

Included in the $206 billion of fixed maturity securities and commercial mortgage loans are approximately $129 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $129 billion, approximately 59% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of March 31, 2019
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$125
Contracts with adjustable crediting rates subject to guaranteed minimums	57
Participating contracts where investment income risk ultimately accrues to contractholders	16
Total	$198

The $125 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $57 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of March 31, 2019, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.5	$1.3	$0.4	$0.1	$0.0	$2.3
1.00% - 1.99%	1.0	3.8	11.7	1.7	0.7	18.9
2.00% - 2.99%	1.3	0.7	2.0	1.1	0.8	5.9
3.00% - 4.00%	26.6	2.1	0.1	0.2	0.0	29.0
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$30.3	$7.9	$14.2	$3.1	$1.5	$57.0
Percentage of total	53%	14%	25%	5%	3%	100%
 __________

(1)	Includes approximately $0.77 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $16 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.50%, which is reasonably consistent with the current rate, for the period from April 1, 2019 through December 31, 2020, and credit spreads remain unchanged from levels as of March 31, 2019, we estimate that the impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to reinvesting at current average portfolio yields, would not be significant.
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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of March 31, 2019
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$121
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	10
Total	$157

The $121 billion above is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $10 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario within our Japanese operations where new money yields would be 25 bps lower than projected, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that the unfavorable impact would reduce adjusted operating income in 2019 by approximately $15 million. This hypothetical scenario excludes first-year premium, single pay premium, multi-currency fixed annuity cash flows, any potential benefit from repricing products and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets and the effect of derivative instruments.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues	$15,091	$13,757
Benefits and expenses	13,951	12,064
Income (loss) before income taxes and equity in earnings of operating joint ventures	1,140	1,693
Income tax expense (benefit)	232	352
Income (loss) before equity in earnings of operating joint ventures	908	1,341
Equity in earnings of operating joint ventures, net of taxes	29	23
Net income (loss)	937	1,364
Less: Income attributable to noncontrolling interests	5	1
Net income (loss) attributable to Prudential Financial, Inc.	$932	$1,363

The $431 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2019 compared to the first quarter of 2018 reflected the following notable items:

•
$935 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$47 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—General Account Investments” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•	$315 million favorable variance, primarily from lower income tax expense due to lower net income compared to the prior year period; and

•	$236 million favorable variance, on a pre-tax basis, from income in the current period from our Divested and Run-off Businesses compared to a loss in the prior period.

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

	Three Months Ended March 31,
	2019	2018
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$214	$232
Total PGIM division	214	232
Retirement	251	317
Group Insurance	53	55
Total U.S. Workplace Solutions division	304	372
Individual Annuities	472	519
Individual Life	105	36
Total U.S. Individual Solutions division	577	555
International Insurance	922	856
Total International Insurance division	922	856
Corporate and Other operations	(412)	(294)
Total Corporate and Other	(412)	(294)
Total segment adjusted operating income before income taxes	1,605	1,721
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	(663)	87
Charges related to realized investment gains (losses), net(2)	25	(23)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(3)	454	(403)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(403)	418
Divested and Run-off Businesses(5):
Closed Block division	(19)	(9)
Other Divested and Run-off Businesses	174	(72)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(6)	(33)	(26)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,140	$1,693
__________

(1)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—General Account Investments” and Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

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

Results for the periods presented above reflect the following:

PGIM. Segment results for the first quarter of 2019 decreased in comparison to the prior year period, reflecting higher expenses, partially offset by an increase in asset management fees.

Retirement. Segment results for the first quarter of 2019 decreased in comparison to the prior year period, primarily reflecting lower net investment spread results and higher general and administrative expenses, partially offset by more favorable reserve experience.

Group Insurance. Segment results for the first quarter of 2019 decreased modestly in comparison to the prior year period, reflecting less favorable underwriting results in our group life business, partially offset by more favorable underwriting results in our group disability business.

Individual Annuities. Segment results for the first quarter of 2019 decreased in comparison to the prior year period, primarily reflecting lower net asset-based fee income and higher expenses. These decreases were partially offset by an increase in net investment income, and lower amortization costs and reserve provisions.

Individual Life. Segment results for the first quarter of 2019 increased in comparison to the prior year period, primarily reflecting a favorable comparative net impact from changes in the estimated profitability of the business and higher underwriting results.

International Insurance. Segment results for the first quarter of 2019 increased in comparison to the prior year period, inclusive of favorable net impacts from foreign currency exchange rates. Excluding the impact of currency fluctuations, the increase in segment results primarily reflects business growth and higher underwriting results, partially offset by higher general and administrative expenses.

Corporate and Other operations. The results for the first quarter of 2019 reflected increased losses in comparison to the prior year period, driven by higher levels of corporate expenses, higher capital debt interest expense and lower income from our qualified pension plan, partially offset by higher net investment income.

Closed Block Division. The Closed Block division results for the first quarter of 2019 decreased in comparison to the prior year period, primarily reflecting an increase in the policyholder dividend obligation as a result of higher net realized investment gains and related activity, partially offset by lower net investment income and lower premiums.

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

See Note 14 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results and our definition of adjusted operating income.

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

	March 31, 2019	December 31, 2018
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$1.2	$1.3
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	12.9	13.5
Dual currency and synthetic dual currency investments(2)	0.6	0.6
Total USD-equivalent equity foreign currency hedging instruments	13.5	14.1
Total foreign currency hedges	$14.7	$15.4
__________

(1)
Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $50.2 billion and $48.9 billion as of March 31, 2019 and December 31, 2018, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.

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

Impact of intercompany foreign currency exchange rate arrangements on segment results of operations

The financial results of our International Insurance and PGIM segments reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which certain of these segments’ non-USD-denominated earnings are translated at fixed currency exchange rates. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Insurance segment where we hedge certain currencies, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the three months ended March 31, 2019, approximately 21% of the segment’s earnings were yen-based and, as of March 31, 2019, we have hedged 100% of expected yen-based earnings for 2019, and 87% and 45% of expected yen-based earnings for 2020 and 2021, respectively. To the extent currently unhedged, our International Insurance segment’s future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Insurance segment’s results for 2019 and 2018 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 105 and 111 yen per U.S. dollar, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1110 and 1150 Korean won per U.S. dollar, respectively. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

As a result of these arrangements, for PGIM and certain other currencies within International Insurance, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Insurance and PGIM segments and for Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$15	$(15)
PGIM	1	(1)
Impact of intercompany arrangements(1)	16	(16)
Corporate and Other operations:
Impact of intercompany arrangements(1)	(16)	16
Settlement gains (losses) on forward currency contracts(2)	12	(23)
Net benefit (detriment) to Corporate and Other operations	(4)	(7)
Net impact on consolidated revenues and adjusted operating income	$12	$(23)

__________

(1)
Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of March 31, 2019 and 2018, the notional amounts of these forward currency contracts within our Corporate and Other operations were $2.5 billion and $2.8 billion, respectively, of which $1.2 billion and $1.5 billion, respectively, were related to our Japanese insurance operations.

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

In the first quarter of 2015 we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $3.0 billion and $3.2 billion as of March 31, 2019 and December 31, 2018, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 7% of the $3.0 billion balance as of March 31, 2019 will be recognized throughout the remainder of 2019, approximately 13% will be recognized in 2020, and a majority of the remaining balance will be recognized from 2021 through 2024.

Highly inflationary economy in Argentina

Our insurance operations in Argentina, Prudential of Argentina (“POA”), have historically utilized the Argentine peso as the functional currency given it is the currency of the primary economic environment in which the entity operates. During 2018, Argentina experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of POA are remeasured and/or translated into USD, the impact to our financial statements was not material nor is it expected to be material in future periods given the relative size of our POA operations. It should also be noted that due to the macroeconomic environment in Argentina, POA’s sales are predominantly denominated in USD and therefore substantially all of POA’s balance sheet consists of USD-denominated product liabilities supported by USD-denominated assets. As a result, this accounting change serves to reduce the remeasurement impact reflected in net income given that the functional currency and currency in which the assets and liabilities are denominated will be more closely aligned.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of March 31, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2018 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to 3.75% over ten years. In Japan, we reduced the long-term expected return on 10-year Japanese Government Bonds by 20 bps and now grade to 1.30% over ten years. This market performance related adjustment to our estimate of total gross profits resulted in a cumulative adjustment to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

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

•
In the first quarter of 2019, we completed the acquisition of Wadhwani Asset Management LLP, a London-based quantitative macro-focused investment management firm, and renamed the firm QMA Wadhwani LLP (“QMAW”). As a result of this transaction, QMAW operates as part of our QMA business.

•
In the first quarter of 2019, we reached a definitive agreement with Dewan Housing Finance Corporation Limited (“DHFL”) to acquire its stake in our 50/50 joint venture, DHFL Pramerica Asset Managers (“DPAM”), an India-based asset management company. Upon close of the transaction, DPAM will become a wholly-owned business with no change to the scope of its business. The transaction, which is subject to customary closing conditions and regulatory and other approvals, is currently expected to close during the first half of 2019.

Operating Results

The following table sets forth the PGIM segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating results(1):
Revenues	$870	$826
Expenses	656	594
Adjusted operating income	214	232
Realized investment gains (losses), net, and related adjustments	0	(12)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	(8)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$219	$212
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

Adjusted Operating Income

Adjusted operating income decreased $18 million. Higher asset management fees, reflecting increases in average assets under management driven by market appreciation and net flows, were more than offset by higher related expenses, driven by certain long-term employee compensation plans tied to more favorable Company stock and equity market performance. The decrease also reflected higher non-compensation expenses, including those supporting business growth initiatives, and charges associated with a joint venture. These net decreases were partially offset by higher other related revenues, net of associated expenses.

Revenues and Expenses

The following table sets forth the PGIM segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$312	$296
Retail customers(1)	209	217
General account	123	120
Total asset management fees	644	633
Other related revenues by source:
Incentive fees	36	5
Transaction fees	2	14
Strategic investing	36	34
Commercial mortgage(2)	26	20
Total other related revenues(3)	100	73
Service, distribution and other revenues(4)	126	120
Total revenues	$870	$826
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $16 million and $19 million for the three months ended March 31, 2019 and 2018, respectively.

Revenues, as shown in the table above, increased $44 million. Asset management fees increased $11 million driven by an increase in average assets under management as a result of market appreciation and strong fixed income flows, partially offset by equity outflows. Other related revenues increased $27 million primarily due to higher gross performance-based incentive fees, higher commercial mortgage agency loan originations, and higher strategic investing results driven by favorable investment performance, partially offset by lower transaction fees. These increases were partially offset by charges associated with a joint venture.

Expenses, as shown in the table above under “—Operating Results,” increased $62 million, primarily reflecting higher costs for certain long-term employee compensation plans, as discussed above, and higher compensation costs related to the growth in incentive fees, as discussed above. Also contributing to the increase were higher non-compensation expenses, including those supporting business growth initiatives.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	March 31, 2019	December 31, 2018	March 31, 2018
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$60.3	$54.7	$61.2
Fixed income	420.1	395.1	385.4
Real estate	43.6	43.7	43.0
Institutional customers(1)	524.0	493.5	489.6
Retail customers:
Equity	130.1	112.9	129.8
Fixed income	124.4	125.2	114.8
Real estate	1.9	2.0	1.6
Retail customers(2)	256.4	240.1	246.2
General account:
Equity	5.4	5.1	5.7
Fixed income	433.6	420.8	412.3
Real estate	2.0	1.9	2.0
General account	441.0	427.8	420.0
Total assets under management	$1,221.4	$1,161.4	$1,155.8

Assets under management within other operating segments(3)	$234.1	$215.9	$232.7
Total PFI assets under management	$1,455.5	$1,377.3	$1,388.5
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

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

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019
	(in billions)
Institutional Customers:
Beginning assets under management	$493.5	$489.5	$489.6
Net additions (withdrawals), excluding money market activity:
Third-party	1.0	(0.2)	15.3
Third-party via affiliates(1)	(0.3)	(0.7)	(0.1)
Total	0.7	(0.9)	15.2
Market appreciation (depreciation)(3)	24.3	(1.2)	15.2
Other increases (decreases)(2)	5.5	2.2	4.0
Ending assets under management	$524.0	$489.6	$524.0
Retail Customers:
Beginning assets under management	$240.1	$245.6	$246.2
Net additions (withdrawals), excluding money market activity:
Third-party	0.4	1.0	(1.0)
Third-party via affiliates(1)	(6.9)	(0.2)	(4.4)
Total	(6.5)	0.8	(5.4)
Market appreciation (depreciation)(3)	22.9	0.2	15.5
Other increases (decreases)(2)	(0.1)	(0.4)	0.1
Ending assets under management	$256.4	$246.2	$256.4
General Account:
Beginning assets under management	$427.8	$420.2	$420.0
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated	0.6	2.0	7.8
Total	0.6	2.0	7.8
Market appreciation (depreciation)(3)	14.2	(5.1)	15.1
Other increases (decreases)(2)	(1.6)	2.9	(1.9)
Ending assets under management	$441.0	$420.0	$441.0
Total assets under management	$1,221.4	$1,155.8	$1,221.4
__________

(1)
Represents assets that our PGIM segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in a loss of $1.2 billion and in a gain of $5.4 billion for the three months ended March 31, 2019 and 2018, respectively, and a loss of $5.4 billion for the twelve months ended March 31, 2019.

(3)	Includes income reinvestment, where applicable.

Strategic Investments

The following table sets forth the strategic investments of the PGIM segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31, 2019	December 31, 2018
	(in millions)
Co-Investments:
Real estate	$208	$207
Fixed income	433	438
Seed Investments:
Real estate	54	50
Public equity	742	738
Fixed income	311	272
Total	$1,748	$1,705

The increase of $43 million in strategic investments was primarily driven by the favorable performance of equity and fixed income funds.

U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating results:
Revenues	$2,639	$2,089
Benefits and expenses	2,388	1,772
Adjusted operating income	251	317
Realized investment gains (losses), net, and related adjustments	79	(155)
Related charges	3	(1)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	330	(289)
Change in experience-rated contractholder liabilities due to asset value changes	(279)	304
Income (loss) before income taxes and equity in earnings of operating joint ventures	$384	$176

Adjusted Operating Income

Adjusted operating income decreased $66 million, primarily driven by lower net investment spread results and higher general and administrative expenses, partially offset by more favorable reserve experience. The decrease in net investment spread results primarily reflected lower income on non-coupon investments and the impact of higher crediting rates on full service account values, partially offset by growth in average account values, including growth within our pension risk transfer business. The increase in general and administrative expenses was primarily driven by higher costs supporting business growth initiatives. The higher contribution from reserve experience primarily reflected higher mortality gains on a comparative basis within our pension risk transfer business.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $550 million. Premiums increased $508 million, primarily driven by pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Net investment income increased $58 million, primarily reflecting higher asset balances, including growth within our pension risk transfer and structured settlement businesses and higher earned yields on our Full Service business, partially offset by lower income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $616 million. Policyholders’ benefits, including the change in policy reserves, increased $555 million, primarily related to the increase in premiums discussed above driven by growth in pension risk transfer transactions including interest on related reserves. Interest credited to policyholders’ account balances increased $38 million, including the impact of higher crediting rates on experience-rated account balances.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019
	(in millions)
Full Service:
Beginning total account value	$231,669	$234,616	$236,120
Deposits and sales	9,567	9,922	32,761
Withdrawals and benefits	(9,105)	(8,154)	(27,380)
Change in market value, interest credited and interest income and other activity	18,940	(264)	9,570
Ending total account value	$251,071	$236,120	$251,071
Institutional Investment Products:
Beginning total account value	$200,759	$194,492	$191,518
Additions(1)	2,247	688	22,869
Withdrawals and benefits	(3,649)	(4,889)	(14,169)
Change in market value, interest credited and interest income	2,644	(214)	6,161
Other(2)	1,100	1,441	(3,278)
Ending total account value	$203,101	$191,518	$203,101
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2019, “other” activity also includes $611 million in receipts offset by $617 million in payments related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the three months ended March 31, 2019, reflected the favorable changes in the market value of customer funds. The increase in account values for the twelve months ended March 31, 2019, reflected the favorable changes in the market value of customer funds and positive net plan sales.

The increase in institutional investment products account values for the three months ended March 31, 2019 was primarily driven by the favorable changes in the market value of account assets, partially offset by benefit payments from pension risk transfer transactions. The increase in account values for the twelve months ended March 31, 2019, primarily reflected net additions from pension risk transfer transactions and the favorable changes in the market value of account assets.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Operating results:
Revenues	$1,441	$1,416
Benefits and expenses	1,388	1,361
Adjusted operating income	53	55
Realized investment gains (losses), net, and related adjustments	1	(30)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$54	$25
Benefits ratio(1):
Group life	89.0%	87.2%
Group disability	74.6%	79.0%
Total Group Insurance	85.9%	85.6%
Administrative operating expense ratio(2):
Group life	11.7%	11.6%
Group disability	26.9%	27.1%
Total Group Insurance	14.9%	14.6%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Adjusted operating income decreased $2 million, reflecting less favorable underwriting results in our group life business, largely offset by more favorable underwriting results in our group disability business. The underwriting results in our group life business primarily reflect an unfavorable impact from claim experience on non-experience-rated contracts. The underwriting results in our group disability business primarily reflect a favorable impact from claim experience on long-term contracts and growth in the business. Both net investment spread results and expenses were in line with the prior year period.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $25 million. The increase primarily reflected higher premiums and policy charges and fee income driven by growth in our group disability business.
Benefits and expenses, as shown in the table above under “—Operating Results,” increased $27 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves in our group life and disability businesses.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Annualized new business premiums(1):
Group life	$174	$243
Group disability	119	140
Total	$293	$383
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended March 31, 2019 decreased $90 million compared to the prior year period, primarily driven by large client sales in the prior year period.

U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating results:
Revenues	$1,235	$1,252
Benefits and expenses	763	733
Adjusted operating income	472	519
Realized investment gains (losses), net, and related adjustments	(1,344)	598
Related charges	134	(126)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(738)	$991

Adjusted Operating Income

Adjusted operating income decreased $47 million. Excluding the impacts of changes in the estimated profitability of the business, discussed below, adjusted operating income decreased $45 million. The decrease was primarily driven by lower asset-based fee income, net of distribution expenses and other associated costs, due to a decline in average variable account values largely resulting from negative net flows, and the impact of certain products reaching contractual milestones for fee tier reduction. Also contributing to the decrease were higher expenses, including those supporting business initiatives. These decreases were partially offset by an increase in net investment income reflecting a higher level of invested assets and higher investment yields, and a decrease in amortization costs and reserve provisions.

The impacts of changes in the estimated profitability of the business include adjustments to the amortization of DAC and other costs as well as to the reserves for certain living and/or death benefit features of our variable annuity products. These adjustments resulted in a net benefit of $14 million and $16 million in the first quarter of 2019 and 2018, respectively, reflecting the impact of equity market performance on contractholder accounts as well as our hedge effectiveness relative to our assumptions.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” decreased $17 million. Excluding a $6 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, revenues decreased $11 million. The decrease was primarily driven by lower policy charges and fee income as well as lower asset management and services fees and other income, reflecting lower average variable account values largely resulting from negative net flows, as well as the impact of certain products reaching contractual milestones for fee tier reduction. These decreases were partially offset by an increase in premiums, primarily reflecting an increase in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below, and an increase in net investment income reflecting a higher level of invested assets and higher investment yields.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $30 million. Excluding a $4 million net decrease related to the impacts of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses increased $34 million. This increase was primarily driven by policyholders’ benefits, including changes in reserves, due to higher reserve provisions resulting from an increase in single premium immediate annuity sales, with offsets in premiums, as discussed above. This increase was partially offset by a decrease in general and administrative expenses, net of capitalization, driven by lower distribution expenses, partially offset by higher other expenses including those supporting business initiatives.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$151,080	$168,626	$164,651
Sales	2,307	1,724	8,853
Surrenders and withdrawals	(2,646)	(2,895)	(11,439)
Net sales (withdrawals)	(339)	(1,171)	(2,586)
Benefit payments	(530)	(537)	(2,077)
Net flows	(869)	(1,708)	(4,663)
Change in market value, interest credited and other activity	12,573	(1,329)	5,561
Policy charges	(894)	(938)	(3,659)
Ending total account value	$161,890	$164,651	$161,890
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $157.9 billion and $161.2 billion as of March 31, 2019 and 2018, respectively. Fixed annuity account values were $4.0 billion and $3.5 billion as of March 31, 2019 and 2018, respectively.

The increase in account values for the three months ended March 31, 2019 primarily reflected market value appreciation. Gross sales for the three months ended March 31, 2019, increased in comparison to the prior year period, primarily attributable to certain distribution, product design and pricing actions implemented to enhance product competitiveness. The introduction of a new fixed index annuity product in 2018 also contributed to the increase in gross sales.

The decrease in account values for the twelve months ended March 31, 2019 was largely driven by net withdrawals and benefit payments and policy charges on contractholder accounts, partially offset by favorable changes in the market value of contractholder funds.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with Individual Annuities’ products; (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year-end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of Product Design Features, an Asset Liability Management (“ALM”) Strategy, a Capital Hedge Program and External Reinsurance.

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

ALM Strategy (including fixed income instruments and derivatives)

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

The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in millions)
U.S. GAAP liability (including NPR)	$9,948	$8,860
NPR adjustment	3,532	4,619
Subtotal	13,480	13,479
Adjustments including risk margins and valuation methodology differences	(3,818)	(4,084)
Economic liability managed through the ALM strategy	$9,662	$9,395

As of March 31, 2019, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact to our Unaudited Interim Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Three Months Ended March 31,
	2019	2018
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(55)	$(149)
Change in portions of U.S. GAAP liability, before NPR(3)	320	370
Change in the NPR adjustment	(1,063)	184
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions—reported in Individual Annuities	(798)	405
Related benefit (charge) to amortization of DAC and other costs	161	(107)
Net impact of assumption updates and other refinements	0	0
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities	$(637)	$298
__________

(1)	Positive amount represents income; negative amount represents a loss.

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

For the first quarter of 2019, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a net charge of $637 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net charge of $798 million, predominantly as a result of tightening credit spreads used in measuring our living benefit contracts. Partial offsets are included in the $161 million related benefit to amortization of DAC and other costs.

For the first quarter of 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $298 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $405 million, predominantly as a result of widening credit spreads used in measuring our living benefit contracts. Partial offsets are included in the $107 million of related charge to amortization of DAC and other costs.

For information regarding the Capital Protection Framework (the “Framework”) we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital.”

Capital Hedge Program

We employ a capital hedge program within the Individual Annuities segment to hedge equity market impacts. The program is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. The changes in value of these derivatives are recognized in adjusted operating income over the expected duration of the capital hedge program.

External Reinsurance

As of March 31, 2019, living benefit guarantees associated with $3.1 billion of Highest Daily Lifetime Income (“HDI”) v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

	March 31, 2019		December 31, 2018		March 31, 2018
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$108,390	68%	$101,496	69%	$111,967	69%
ALM strategy only	7,936	5%	7,520	5%	8,921	5%
Automatic rebalancing only	801	1%	804	1%	946	1%
External reinsurance(3)	3,059	2%	2,873	2%	3,165	2%
Prudential Defined Income Variable Annuity	12,649	8%	11,237	7%	9,926	6%
Other products	2,474	2%	2,306	2%	2,690	2%
Total living benefit/GMDB features	$135,309		$126,236		$137,615
GMDB features and other(4)	22,587	14%	21,103	14%	23,556	15%
Total variable annuity account value	$157,896		$147,339		$161,171
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered certain new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating results:
Revenues	$1,482	$1,425
Benefits and expenses	1,377	1,389
Adjusted operating income	105	36
Realized investment gains (losses), net, and related adjustments	119	(188)
Related charges	(106)	101
Income (loss) before income taxes and equity in earnings of operating joint ventures	$118	$(51)

Adjusted Operating Income

Adjusted operating income increased $69 million, primarily reflecting a favorable comparative net impact of $49 million from changes in our estimated profitability of the business driven by equity market performance on policyholder accounts. Excluding this impact, adjusted operating income increased $20 million, primarily reflecting higher underwriting results driven by a favorable impact from mortality experience, net of reinsurance.

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—Operating Results,” increased $57 million. Excluding the impact of certain changes in our estimated profitability of the business, as discussed above, revenues increased $60 million. This increase was primarily driven by an increase in net investment income from higher average invested assets resulting from continued business growth, and higher investment income from unaffiliated reserve financing activity, which resulted in a corresponding increase in interest expense, as discussed below, as well as higher premiums driven by continued business growth.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $12 million. Excluding the impact of certain changes in our estimated profitability of the business, as discussed above, benefits and expenses increased $40 million. This increase was driven by higher policyholders’ benefits attributable to continued business growth, and higher reserve financing costs, as discussed above, partially offset by a favorable impact from mortality experience. The net increase was partially offset by lower general and administrative expenses, net of capitalization, reflecting decreased VOBA amortization.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$7	$44	$51	$7	$42	$49
Guaranteed Universal Life(1)	2	19	21	3	18	21
Other Universal Life(1)	9	21	30	9	17	26
Variable Life	16	45	61	11	18	29
Total	$34	$129	$163	$30	$95	$125
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 7% and 24% of Guaranteed Universal Life and 0% and 0% of Other Universal Life annualized new business premiums for the three months ended March 31, 2019 and 2018, respectively.

Total annualized new business premiums for the three months ended March 31, 2019 increased $38 million compared to the prior year period primarily driven by higher sales of variable life products, as a result of product design and pricing actions implemented in 2018.

International Insurance Division

International Insurance

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 105 yen per U.S. dollar and Korean won at a rate of 1110 won per U.S. dollar, both of which were determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in U.S. dollars is generally reported based on the amounts as transacted in U.S. dollars. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating results:
Revenues:
Life Planner operations	$3,175	$3,078
Gibraltar Life and Other operations	2,977	2,962
Total revenues	6,152	6,040
Benefits and expenses:
Life Planner operations	2,694	2,662
Gibraltar Life and Other operations	2,536	2,522
Total benefits and expenses	5,230	5,184
Adjusted operating income:
Life Planner operations	481	416
Gibraltar Life and Other operations	441	440
Total adjusted operating income	922	856
Realized investment gains (losses), net, and related adjustments	532	(155)
Related charges	0	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	124	(114)
Change in experience-rated contractholder liabilities due to asset value changes	(124)	114
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(30)	(17)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,424	$684

Adjusted Operating Income

Adjusted operating income from our Life Planner operations increased $65 million, including a net favorable impact of $5 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income increased $60 million, primarily reflecting the growth of business in force in our Japan and Brazil operations and higher underwriting results driven by a favorable impact from mortality experience. Also contributing to the increase was a favorable comparative net impact from changes in our estimated profitability of the business driven by equity market performance on policyholder accounts. These increases were partially offset by lower net investment results and higher general and administrative expenses.

Adjusted operating income from our Gibraltar Life and Other operations increased $1 million, including a net favorable impact of $6 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, adjusted operating income decreased $5 million, primarily reflecting higher general and administrative expenses driven by costs associated with business initiatives. This decrease was partially offset by growth of business in force, higher net investment results, driven by higher average invested assets resulting from continued business growth, and more favorable results from our joint venture investments.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations increased $97 million, including a net unfavorable impact of $84 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $181 million, primarily driven by higher premiums and policy charges and fee income related to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $32 million, including a net favorable impact of $89 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $121 million. This increase primarily reflects higher policyholders’ benefits, including changes in reserves, driven by business growth, and higher general and administrative expenses, net of capitalization.

Revenues from our Gibraltar Life and Other operations increased $15 million, including a net unfavorable impact of $30 million from currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $45 million, primarily reflecting higher net investment income driven by higher average invested assets resulting from continued business, and higher other income driven by more favorable results from our joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations increased $14 million, including a net favorable impact of $36 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $50 million, primarily driven by an increase in policyholders’ benefits, including changes in reserves, driven by business growth, and higher general and administrative expenses driven by costs associated with business initiatives.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$404	$351
Gibraltar Life	323	407
Total	$727	$758
On a constant exchange rate basis:
Life Planner operations	$409	$344
Gibraltar Life	325	408
Total	$734	$752

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

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$237	$36	$116	$20	$409	$183	$30	$109	$22	$344
Gibraltar Life:
Life Consultants	$87	$11	$23	$45	$166	$77	$12	$29	$79	$197
Banks(2)	94	0	9	5	108	136	0	8	14	158
Independent Agency	31	3	9	8	51	26	3	16	8	53
Subtotal	212	14	41	58	325	239	15	53	101	408
Total	$449	$50	$157	$78	$734	$422	$45	$162	$123	$752
_____

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 65%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2019, and 0% and 72%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2018.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $65 million, primarily reflecting higher sales of U.S. dollar-denominated products driven by growth in Life Planner headcount, as well as higher productivity and average premium sizes, in our Japan and Brazil operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life operations decreased $83 million. Life Consultants sales decreased $31 million, primarily reflecting lower sales of U.S. dollar-denominated fixed annuity products driven by prioritization of our strategy to focus on recurring pay protection products. Bank channel sales decreased $50 million, primarily from lower sales of U.S. dollar-denominated life products due to increased competition. Independent Agency sales decreased $2 million, primarily reflecting lower sales of yen-denominated products, partially offset by higher sales of U.S. dollar-denominated products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2019	2018
	(in millions)
Operating results:
Capital debt interest expense	$(199)	$(181)
Investment income, net of operating debt interest expense	44	27
Pension and employee benefits	24	40
Other corporate activities(1)	(281)	(180)
Adjusted operating income	(412)	(294)
Realized investment gains (losses), net, and related adjustments	(50)	29
Related charges	(6)	3
Divested and Run-off Businesses	174	(72)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(8)	(1)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(302)	$(335)
__________

(1)	Includes consolidating adjustments.

The loss from Corporate and Other operations, on an adjusted operating income basis, increased $118 million. Net charges from other corporate activities increased $101 million, primarily reflecting higher costs for long-term employee compensation plans tied to the more favorable Company stock and equity market performance, and increases in other corporate costs, including expenses related to corporate initiatives. Capital debt interest expense increased $18 million, reflecting higher debt balances from debt issuances in the first quarter of 2019 and in 2018, partially offset by the extinguishment of junior subordinated debt in 2018. Results from pension and employee benefits decreased $16 million, primarily reflecting lower income from our qualified pension plan, due to higher interest costs on plan obligations driven by the increase in interest rates in 2018. Results for investment income, net of operating debt interest expense, increased $17 million, primarily reflecting higher income on highly liquid assets.

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

	Three Months Ended March 31,
	2019	2018
	(in millions)
Long-Term Care	$164	$(73)
Other	10	1
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$174	$(72)

Long-Term Care. Results for the first quarter of 2019 increased compared to the prior year period, reflecting net realized investment gains in the current period compared to net realized investment losses in the prior year period, driven by a favorable comparative change in the market values of derivatives used for duration management. The increase also reflects an increase in the market value of investments in equity securities.

Closed Block Division

The Closed Block division includes certain in-force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies (collectively the “Closed Block”), as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional details.

Each year, the Board of Directors of The Prudential Insurance Company of America (“PICA”) determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by U.S. GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block division will include any change in our policyholder dividend obligation that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expected in addition to the actual policyholder dividends declared by the Board of Directors of PICA.

As of March 31, 2019, the excess of actual cumulative earnings over the expected cumulative earnings was $2,375 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1,980 million at March 31, 2019, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended March 31,

	2019	2018
	(in millions)
U.S. GAAP results:
Revenues	$1,374	$1,163
Benefits and expenses	1,393	1,172
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(19)	$(9)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

     Income before income taxes and equity in earnings of operating joint ventures decreased $10 million. Net realized investment gains and related activity increased $266 million primarily due to favorable changes in the value of equity securities included in “Other income (loss)” and an increase in the value of derivatives used in risk management activities, partially offset by lower gains from sales of fixed maturities. Net investment income decreased $30 million, primarily due to lower income on non-coupon investments, lower prepayment fee income and lower securities lending fee income. Premiums decreased $25 million, primarily due to run off of policies in force. As a result of the above and other variances, a $123 million increase in the policyholder dividend obligation was recorded in the first quarter of 2019, compared to a $139 million reduction in the first quarter of 2018. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Revenues, as shown in the table above under “—U.S. GAAP results,” increased $211 million due to increases in net realized investment gains and related activity, partially offset by lower net investment income and lower premiums, as discussed above.

Benefits and expenses, as shown in the table above under “—U.S. GAAP results,” increased $221 million, primarily due to a $245 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings.

Income Taxes

For information regarding income taxes, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$330	$(289)
Derivatives	(3)	(37)
Commercial mortgages and other loans	(1)	2
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(279)	304
Net gains (losses)	$47	$(20)
International Insurance Segment:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$124	$(114)
Change in experience-rated contractholder liabilities due to asset value changes	(124)	114
Net gains (losses)	$0	$0
Total:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$454	$(403)
Derivatives	(3)	(37)
Commercial mortgages and other loans	(1)	2
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(403)	418
Net gains (losses)	$47	$(20)
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $24 million and $61 million as of March 31, 2019 and 2018, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are an increase of $29 million and a decrease of $17 million for the three months ended March 31, 2019 and 2018, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of March 31, 2019				As of December 31, 2018
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$326,214	$3,909	$39,714	$993	$314,911	$3,455	$38,745	$780
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	19,714	681	0	0	19,579	818	0	0
Equity securities	1,586	1	0	0	1,460	1	0	0
All other(2)	264	0	0	0	215	0	0	0
Subtotal	21,564	682	0	0	21,254	819	0	0
Fixed maturities, trading	3,250	238	185	2	3,048	204	195	2
Equity securities	4,639	602	2,002	72	4,316	604	1,784	67
Commercial mortgage and other loans	463	0	0	0	763	0	0	0
Other invested assets(3)	1,390	373	0	0	1,404	263	5	0
Short-term investments	4,817	125	512	43	5,040	65	453	24
Cash equivalents	6,433	1	522	0	9,027	59	451	18
Other assets	48	48	0	0	25	25	0	0
Separate account assets	272,325	1,635	0	0	254,066	1,534	0	0
Total assets	$641,143	$7,613	$42,935	$1,110	$613,854	$7,028	$41,633	$891
Future policy benefits	$10,025	$10,025	$0	$0	$8,926	$8,926	$0	$0
Other liabilities(3)	578	146	4	0	191	56	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	817	817	0	0	595	595	0	0
Total liabilities	$11,420	$10,988	$4	$0	$9,712	$9,577	$0	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.2% and 2.6%, respectively, as of March 31, 2019, and 1.1% and 2.1%, respectively, as of December 31, 2018.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $2.2 billion of public fixed maturities as of March 31, 2019, with values primarily based on indicative broker quotes, and approximately $2.6 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

The impact that fair value changes of fixed maturity securities have on the results of operations is dependent on the classification of the security as trading, available-for-sale, or held-to-maturity. For investments classified as trading, changes in fair value are recorded within “Other income (loss).” For investments classified as available-for-sale, changes in fair value are recorded as an unrealized gain or loss in AOCI, a separate component of equity. Investments classified as held-to-maturity are carried at amortized cost and the changes in fair value have no impact on the results of operations.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including Guaranteed Minimum Accumulation Benefits (“GMAB”), Guaranteed Minimum Withdrawal Benefits (“GMWB’) and Guaranteed Minimum Income and Withdrawal Benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $10.0 billion as of March 31, 2019. For additional information, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities.”

Notes Issued by Consolidated VIEs

As discussed in Note 4 to the Unaudited Interim Consolidated Financial Statements, notes issued by consolidated VIEs represent non-recourse notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations (“CLOs”), which we are required to consolidate. We have elected the fair value option for these notes, which are valued based on corresponding bank loan collateral.

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

The following tables set forth the composition of the investments of our general account apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	March 31, 2019
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$278,059	64.6%	$27,080	$305,139
Public, held-to-maturity, at amortized cost	1,724	0.4	0	1,724
Private, available-for-sale, at fair value	47,683	11.1	12,634	60,317
Private, held-to-maturity, at amortized cost	258	0.1	0	258
Fixed maturities, trading, at fair value	2,063	0.5	185	2,248
Assets supporting experience-rated contractholder liabilities, at fair value	21,668	5.0	0	21,668
Equity securities, at fair value	4,143	1.0	2,002	6,145
Commercial mortgage and other loans, at book value	51,746	12.0	8,623	60,369
Policy loans, at outstanding balance	7,621	1.8	4,365	11,986
Other invested assets(1)	8,642	2.0	3,296	11,938
Short-term investments	6,347	1.5	549	6,896
Total general account investments	429,954	100.0%	58,734	488,688
Invested assets of other entities and operations(2)	5,715		0	5,715
Total investments	$435,669		$58,734	$494,403

	December 31, 2018
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$269,109	64.8%	$26,203	$295,312
Public, held-to-maturity, at amortized cost	1,745	0.4	0	1,745
Private, available-for-sale, at fair value	45,328	10.9	12,542	57,870
Private, held-to-maturity, at amortized cost	268	0.1	0	268
Fixed maturities, trading, at fair value	1,893	0.5	195	2,088
Assets supporting experience-rated contractholder liabilities, at fair value	21,254	5.1	0	21,254
Equity securities, at fair value	3,849	0.9	1,784	5,633
Commercial mortgage and other loans, at book value	50,251	12.1	8,782	59,033
Policy loans, at outstanding balance	7,606	1.8	4,410	12,016
Other invested assets(1)	8,407	2.0	3,316	11,723
Short-term investments	5,948	1.4	478	6,426
Total general account investments	415,658	100.0%	57,710	473,368
Invested assets of other entities and operations(2)	5,877		0	5,877
Total investments	$421,535		$57,710	$479,245
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2019 was primarily due to market appreciation from a decrease in U.S. and Japan interest rates and credit spreads, the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of both March 31, 2019 and December 31, 2018, 43% of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$136,317	$133,084
Public, held-to-maturity, at amortized cost	1,724	1,745
Private, available-for-sale, at fair value	17,271	16,222
Private, held-to-maturity, at amortized cost	258	268
Fixed maturities, trading, at fair value	363	328
Assets supporting experience-rated contractholder liabilities, at fair value	2,559	2,441
Equity securities, at fair value	2,017	1,972
Commercial mortgage and other loans, at book value	17,684	17,228
Policy loans, at outstanding balance	2,737	2,715
Other invested assets(1)	2,122	1,957
Short-term investments	443	451
Total Japanese general account investments	$183,495	$178,411
__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first three months of 2019 was primarily attributable to market appreciation from a decrease in U.S. and Japan interest rates and credit spreads, net business inflows, and reinvestment of net investment income.

As of March 31, 2019, our Japanese insurance operations had $68.0 billion, at carrying value, of investments denominated in U.S. dollars, including $2.4 billion that were hedged to yen through third-party derivative contracts and $52.7 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure of U.S. dollar-equivalent equity. As of December 31, 2018, our Japanese insurance operations had $64.9 billion, at carrying value, of investments denominated in U.S. dollars, including $2.5 billion that were hedged to yen through third-party derivative contracts and $50.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $3.1 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2018 was primarily attributable to portfolio growth as a result of net business inflows, reinvestment of net investment income, and the impact of the fall in the U.S Treasury and Japanese Government Bond rates, partially offset by the reduction of the U.S. dollar investments hedged back to yen through third-party derivatives.

Our Japanese insurance operations had $10.4 billion and $10.1 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2019 and December 31, 2018, respectively. The $0.3 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2018 was primarily attributable to the translation impact of the Australian dollar strengthening against the U.S. dollar. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended March 31, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.61%	$1,848	2.83%	$937	3.80%	$2,785	$419	$3,204
Assets supporting experience-rated contractholder liabilities	3.50	165	3.14	20	3.46	185	0	185
Equity securities	2.37	12	1.43	7	1.90	19	11	30
Commercial mortgage and other loans	3.98	332	3.81	165	3.92	497	95	592
Policy loans	5.11	62	3.85	26	4.66	88	63	151
Short-term investments and cash equivalents	2.70	95	2.90	8	2.71	103	9	112
Gross investment income	4.31	2,514	2.94	1,163	3.76	3,677	597	4,274
Investment expenses	(0.13)	(106)	(0.13)	(68)	(0.13)	(174)	(54)	(228)
Investment income after investment expenses	4.18%	2,408	2.81%	1,095	3.63%	3,503	543	4,046
Other invested assets(3)		38		51		89	20	109
Investment results of other entities and operations(4)		61		0		61	0	61
Total investment income		$2,507		$1,146		$3,653	$563	$4,216

	Three Months Ended March 31, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.56%	$1,702	2.93%	$923	3.82%	$2,625	$424	$3,049
Assets supporting experience-rated contractholder liabilities	3.61	173	2.72	18	3.50	191	0	191
Equity securities	1.78	10	1.56	8	1.67	18	10	28
Commercial mortgage and other loans	3.94	319	3.84	143	3.91	462	103	565
Policy loans	5.26	63	3.80	25	4.74	88	64	152
Short-term investments and cash equivalents	1.66	54	1.47	7	1.64	61	8	69
Gross investment income	4.23	2,321	3.00	1,124	3.73	3,445	609	4,054
Investment expenses	(0.14)	(86)	(0.12)	(53)	(0.13)	(139)	(49)	(188)
Investment income after investment expenses	4.09%	2,235	2.88%	1,071	3.60%	3,306	560	3,866
Other invested assets(3)		54		27		81	33	114
Investment results of other entities and operations(4)		18		0		18	0	18
Total investment income		$2,307		$1,098		$3,405	$593	$3,998
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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.71% and 3.69% for the three months ended March 31, 2019 and 2018, respectively. Prior period yields have been revised to conform to current period presentation.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily the result of higher fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $44.9 billion and $43.4 billion for the three months ended March 31, 2019 and 2018, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $9.1 billion and $10.5 billion for the three months ended March 31, 2019 and 2018, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net,” of our general account apportioned between PFI excluding Closed Block division and the Closed Block division by investment type as well as related charges and adjustments, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$0	$(8)
Due to securities actively marketed for sale	(1)	(8)
Due to credit or adverse conditions of the respective issuer(1)	(30)	(15)
OTTI losses on fixed maturities recognized in earnings(2)	(31)	(31)
Net gains (losses) on sales and maturities	269	82
Fixed maturity securities(3)	238	51
Commercial mortgage and other loans	(3)	(1)
Derivative instruments	(1,006)	349
OTTI losses on other invested assets recognized in earnings(4)	0	(3)
Other net gains (losses)	1	10
Other	1	7
Subtotal	(770)	406
Investment results of other entities and operations(5)	(52)	21
Total — PFI excluding Closed Block Division	(822)	427
Related adjustments	159	(340)
Realized investment gains (losses), net, and related adjustments	(663)	87
Related charges	25	(23)
Realized investment gains (losses), net, and related charges and adjustments	$(638)	$64
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$0	$(8)
Due to securities actively marketed for sale	0	0
Due to credit or adverse conditions of the respective issuer(1)	(4)	0
OTTI losses on fixed maturities recognized in earnings(2)	(4)	(8)
Net gains (losses) on sales and maturities	26	35
Fixed maturity securities(3)	22	27
Commercial mortgage and other loans	0	1
Derivative instruments	39	(30)
OTTI losses on other invested assets recognized in earnings(4)	0	(1)
Other net gains (losses)	(5)	1
Other	(5)	0
Subtotal — Closed Block Division	56	(2)
Consolidated PFI realized investment gains (losses), net	$(766)	$425
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

(3)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(4)	Primarily includes OTTI related to investments in LPs/LLCs and real estate held through direct ownership.

(5)	Includes “realized investment gains (losses), net” of our investment management operations.

Net gains on sales and maturities of fixed maturity securities were $269 million and $82 million for the first quarter of 2019 and 2018, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Insurance segment.

Net realized losses on derivative instruments of $(1,006) million for the first quarter of 2019 primarily included:

•	$(1,201) million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$(487) million of losses on capital hedges due to increases in equity indices;

•	$428 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$102 million of gains on foreign currency hedges due to U.S. dollar appreciation;

•	$68 million of gains on credit default swaps primarily due to spreads tightening; and

•	$36 million of gains for fees earned on fee-based synthetic guaranteed investment contracts (“GICs”).

Net realized gains on derivative instruments of $350 million for the first quarter of 2018 primarily included:

•	$769 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$44 million of gains for fees earned on fee-based synthetic GICs;

•	$(363) million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates; and

•	$(100) million of losses on foreign currency hedges due to U.S. dollar depreciation, partially offset by Japanese yen appreciation.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the first quarter of 2019 and 2018 reflected related adjustments of net positive $159 million and net negative $340 million, respectively. Results for the first quarter of 2019 were driven by the change in fair value of equity securities recorded in “Other income (loss).” Results for the first quarter of 2018 were driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the first quarter of 2019 reflected a net related benefit of $25 million, compared to a net related charge of $23 million for the first quarter of 2018. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

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

For LPs/LLCs accounted for using the equity method, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Retail-Related Investments

As of March 31, 2019, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $6 billion of corporate fixed maturities of which 88% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 50% and a weighted-average debt service coverage ratio of 2.43 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs.

In addition, we held approximately $9 billion of commercial mortgage-backed securities, of which approximately 82% and 18% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.

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

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2019				December 31, 2018
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$31,192	$1,269	$209	$32,252	$29,831	$726	$724	$29,833
Consumer non-cyclical	24,121	1,544	343	25,322	24,136	1,172	748	24,560
Utility	21,671	1,380	289	22,762	22,179	1,073	624	22,628
Capital goods	11,905	745	172	12,478	11,623	561	386	11,798
Consumer cyclical	10,964	608	142	11,430	11,001	429	330	11,100
Foreign agencies	5,950	881	37	6,794	5,946	785	91	6,640
Energy	11,967	760	212	12,515	11,753	524	553	11,724
Communications	5,937	597	86	6,448	6,163	455	234	6,384
Basic industry	5,493	326	59	5,760	5,431	238	158	5,511
Transportation	8,924	578	90	9,412	8,633	428	225	8,836
Technology	3,682	202	40	3,844	3,855	155	99	3,911
Industrial other	3,832	238	61	4,009	3,764	151	154	3,761
Total corporate securities	145,638	9,128	1,740	153,026	144,315	6,697	4,326	146,686
Foreign government(3)	96,424	19,619	110	115,933	97,087	16,942	301	113,728
Residential mortgage-backed(4)	3,143	136	14	3,265	3,205	120	31	3,294
Asset-backed	9,626	138	42	9,722	9,803	122	62	9,863
Commercial mortgage-backed	9,294	215	27	9,482	8,953	87	86	8,954
U.S. Government	23,546	3,095	304	26,337	22,290	2,563	569	24,284
State & Municipal	9,443	905	6	10,342	9,456	607	63	10,000
Total(5)	$297,114	$33,236	$2,243	$328,107	$295,109	$27,138	$5,438	$316,809
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $383 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of March 31, 2019, compared to $359 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2018, on securities classified as held-to-maturity.

(3)
As of March 31, 2019 and December 31, 2018, based on amortized cost, 75% and 76%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 11% of the balance.

(4)	As of both March 31, 2019 and December 31, 2018, based on amortized cost, more than 99% were rated A or higher.

(5)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The increase in net unrealized gains from December 31, 2018 to March 31, 2019 was primarily due to a decrease in U.S. interest rates and credit spread tightening.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of insurers for statutory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” In general, NAIC Designations of “1” highest quality, or “2” high quality, include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”) or BBB- or higher by Standard & Poor’s Rating Services (“S&P”). NAIC Designations of “3” through “6” generally include fixed maturities referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by S&P. The NAIC Designations for commercial mortgage-backed securities and non-agency residential mortgage-backed securities, including our asset-backed securities collateralized by sub-prime mortgages, are based on security level expected losses as modeled by an independent third-party (engaged by the NAIC) and the statutory carrying value of the security, including any purchase discounts or impairment charges previously recognized.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2019				December 31, 2018
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$224,945	$29,311	$843	$253,413	$222,290	$24,138	$2,568	$243,860
2	55,535	3,006	983	57,558	55,768	2,267	1,999	56,036
Subtotal High or Highest Quality Securities(5)	280,480	32,317	1,826	310,971	278,058	26,405	4,567	299,896
3	9,898	465	144	10,219	10,149	330	408	10,071
4	5,163	331	210	5,284	5,254	291	368	5,177
5	1,265	102	47	1,320	1,395	99	77	1,417
6	308	21	16	313	253	13	18	248
Subtotal Other Securities(6)(7)	16,634	919	417	17,136	17,051	733	871	16,913
Total fixed maturities	$297,114	$33,236	$2,243	$328,107	$295,109	$27,138	$5,438	$316,809
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of March 31, 2019 and December 31, 2018, 1,108 securities with amortized cost of $5,230 million (fair value, $5,405 million) and 1,744 securities with amortized cost of $9,079 million (fair value, $9,135 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $383 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of March 31, 2019, compared to $359 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2018, on securities classified as held-to-maturity.

(4)
As of March 31, 2019, includes gross unrealized losses of $242 million on public fixed maturities and $175 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2018, includes gross unrealized losses of $591 million on public fixed maturities and $280 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of March 31, 2019, includes $240,095 million of public fixed maturities and $40,385 million of private fixed maturities and, as of December 31, 2018, includes $238,824 million of public fixed maturities and $39,234 million of private fixed maturities.

(6)
On an amortized cost basis, as of March 31, 2019, includes $10,099 million of public fixed maturities and $6,535 million of private fixed maturities and, as of December 31, 2018, includes $10,588 million of public fixed maturities and $6,463 million of private fixed maturities.

(7)
On an amortized cost basis, as of March 31, 2019, securities considered below investment grade based on lowest of external rating agency ratings total $18,719 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	March 31, 2019				December 31, 2018
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$9,089	$9,074	$7,630	$7,790	$9,188	$9,151	$7,523	$7,528
AA	307	331	1,648	1,676	405	430	1,415	1,410
A	55	62	6	7	30	36	6	7
BBB	12	12	9	9	15	15	9	9
BB and below	163	243	1	0	165	231	0	0
Total(4)	$9,626	$9,722	$9,294	$9,482	$9,803	$9,863	$8,953	$8,954
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2019, including S&P, Moody’s, Fitch Ratings Inc, (“Fitch”) and Morningstar, Inc.(“Morningstar”).

(2)	Includes collateralized loan obligations, credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	As of both March 31, 2019 and December 31, 2018, based on amortized cost, 96% were securities with vintages of 2013 or later.

(4)
Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations.

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2019		December 31, 2018
	Collateralized Loan Obligations
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,928	$6,902	$7,355	$7,318
AA	0	0	0	0
A	0	0	0	0
BBB	0	0	0	0
BB and below	0	0	0	0
Total(2)	$6,928	$6,902	$7,355	$7,318
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2019, including S&P, Moody’s, Fitch and Morningstar.

(2)
Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations.

Assets Supporting Experience-Rated Contractholder Liabilities

For information regarding the composition of “Assets supporting experience-rated contractholder liabilities,” see Note 3 to the Unaudited Interim Consolidated Financial Statements.

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in millions)
Commercial mortgage and agricultural property loans	$51,029	$49,524
Uncollateralized loans	651	658
Residential property loans	147	158
Other collateralized loans	17	17
Total recorded investment gross of allowance(1)	51,844	50,357
Allowance for credit losses	(98)	(106)
Total net commercial mortgage and other loans(2)	$51,746	$50,251
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both March 31, 2019 and December 31, 2018.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	March 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$16,920	33.2%	$16,553	33.4%
South Atlantic	8,829	17.3	8,633	17.4
Middle Atlantic	6,331	12.4	6,088	12.3
East North Central	3,383	6.6	2,813	5.7
West South Central	5,134	10.1	5,044	10.2
Mountain	2,601	5.1	2,508	5.0
New England	1,874	3.7	1,879	3.8
West North Central	451	0.9	476	1.0
East South Central	586	1.1	595	1.2
Subtotal-U.S.	46,109	90.4	44,589	90.0
Europe	3,031	5.9	3,077	6.2
Asia	754	1.5	733	1.5
Other	1,135	2.2	1,125	2.3
Total commercial mortgage and agricultural property loans	$51,029	100.0%	$49,524	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	March 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$11,185	21.9%	$10,490	21.2%
Retail	6,595	12.9	6,693	13.5
Office	10,831	21.3	10,971	22.1
Apartments/Multi-Family	14,351	28.1	13,818	27.9
Other	3,418	6.7	3,255	6.6
Agricultural properties	2,802	5.5	2,710	5.5
Hospitality	1,847	3.6	1,587	3.2
Total commercial mortgage and agricultural property loans	$51,029	100.0%	$49,524	100.0%

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

As of March 31, 2019, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.38 times and a weighted-average loan-to-value ratio of 55%. As of March 31, 2019, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2019, the weighted-average debt service coverage ratio was 2.22 times, and the weighted-average loan-to-value ratio was 66%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.0 billion and $0.7 billion of such loans as of March 31, 2019 and December 31, 2018, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of March 31, 2019, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2019
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,025	$703	$165	$27,893
60%-69.99%	14,986	611	0	15,597
70%-79.99%	6,582	643	29	7,254
80% or greater	161	83	41	285
Total commercial mortgage and agricultural property loans	$48,754	$2,040	$235	$51,029

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	March 31, 2019
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2019	$2,318	4.5%
2018	8,972	17.6
2017	7,940	15.6
2016	6,991	13.7
2015	6,726	13.2
2014	5,742	11.2
2013	5,511	10.8
2012 & Prior	6,829	13.4
Total commercial mortgage and agricultural property loans	$51,029	100.0%

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

We establish an allowance for credit losses to provide for the risk of credit losses inherent in the lending process. The allowance includes loan-specific reserves for loans that are determined to be impaired as a result of our loan review process and a portfolio reserve for probable incurred but not specifically identified losses for loans which are not on the watch list. We define an impaired loan as a loan for which we estimate it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan-specific portion of the allowance for credit losses is based on our assessment as to ultimate collectability of loan principal and interest. An allowance for credit losses for an impaired loan is recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers the current credit composition of the portfolio based on the internal quality ratings mentioned above. The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed and updated as appropriate. The allowance for credit losses for commercial mortgage and other loans can increase or decrease from period to period based on these factors.

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in millions)
Allowance, beginning of year	$106	$91
Addition to (release of) allowance for credit losses	(8)	15
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	0
Allowance, end of period	$98	$106
Loan-specific reserve	$0	$11
Portfolio reserve	$98	$95

The allowance for credit losses as of March 31, 2019 decreased compared to December 31, 2018, primarily due to the payoff of a loan included in the loan-specific reserve.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$832	$156	$0	$988	$769	$87	$13	$843
Other common stocks	2,335	870	70	3,135	2,353	751	118	2,986
Non-redeemable preferred stocks	24	1	5	20	24	0	4	20
Equity securities, at fair value(1)	$3,191	$1,027	$75	$4,143	$3,146	$838	$135	$3,849
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $249 million and $(77) million during the three months ended March 31, 2019 and 2018, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,385	$2,318
Hedge funds	979	836
Real estate-related	552	544
Subtotal equity method	3,916	3,698
Fair value:
Private equity	910	938
Hedge funds	1,228	1,256
Real estate-related	46	44
Subtotal fair value	2,184	2,238
Total LPs/LLCs	6,100	5,936
Real estate held through direct ownership(1)	1,794	1,777
Derivative instruments	93	42
Other(2)	655	652
Total other invested assets	$8,642	$8,407
__________

(1)	As of March 31, 2019 and December 31, 2018, real estate held through direct ownership had mortgage debt of $804 million and $776 million, respectively.

(2)
Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	March 31, 2019	December 31, 2018
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$471	$473
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value(1)	1,187	1,155
Equity securities, at fair value	633	605
Commercial mortgage and other loans, at book value(2)	506	797
Other invested assets	2,902	2,803
Short-term investments	15	43
Total investments	$5,715	$5,877
__________

(1)	As of both March 31, 2019 and December 31, 2018, balances include investments in collateralized loan obligations with fair value of $408 million.

(2)	Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” are primarily related to assets associated with consolidated VIEs for which the Company is the investment manager. The assets of the consolidated VIEs are generally offset by liabilities for which the fair value option has been elected. For further information on these consolidated VIEs, see Note 4 to the Unaudited Interim Consolidated Financial Statements.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on regulation and its potential impact, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Regulatory Developments” within this Form 10-Q.

During the three months ended March 31, 2019, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $500 million of shares of our Common Stock and declared aggregate Common Stock dividends of $415 million; and

•	We issued $1.0 billion of senior notes to be utilized for general corporate purposes, which may include refinancing portions of our senior notes maturing during 2019.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2019, the Company had $52.1 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2019	December 31, 2018
	(in millions)
Equity(1)	$37,792	$37,711
Junior subordinated debt (including hybrid securities)	7,568	7,568
Other capital debt	6,777	5,793
Total capital	$52,137	$51,072
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

We manage PICA, The Prudential Life Insurance Company, Ltd. (“Prudential of Japan”), Gibraltar Life, and other significant insurance subsidiaries to regulatory capital levels consistent with our “AA” ratings targets. We utilize the risk-based capital (“RBC”) ratio as a primary measure of the capital adequacy of our domestic insurance subsidiaries and the solvency margin ratio as a primary measure of the capital adequacy of our Japanese insurance subsidiaries.

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2018, the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries.

Ratio(1)
PICA(2)	385%
Prudential Annuities Life Assurance Corporation (“PALAC”)	511%
Composite Major U.S. Insurance Subsidiaries(3)	417%
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

(3)
Includes PICA and its subsidiaries, as noted above, and PALAC. Composite RBC is not reported to regulators and is based on the summation of total adjusted capital and risk charges for the included companies as determined under statutory accounting and RBC guidance to calculate a composite numerator and denominator, respectively, for purposes of calculating the composite ratio.

In 2018, the NAIC’s RBC framework was revised to reflect the reduction of the corporate tax rate from 35% to 21% under the Tax Act of 2017. The revisions apply to the calculation of our domestic insurance life insurance companies’ RBC ratios, beginning as of December 31, 2018. While there is no impact on our ability to pay claims, these revisions to the RBC framework have had the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios.

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2018, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	893%
Gibraltar Life consolidated(2)	918%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Capital Protection Framework

We employ a Capital Protection Framework (the “Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization on a consolidated basis for our insurance subsidiaries under various stress scenarios. The Framework incorporates the potential impacts from market-related stresses, including equity markets, real estate, interest rates, credit losses and foreign currency exchange rates. In evaluating these potential impacts, we assess risk holistically at the enterprise level, recognizing that our business mix may produce results that partially offset on a net basis.

The Framework accommodates periodic volatility within ranges that we deem acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital capacity and contingent sources of capital. We believe we currently have access to sufficient resources to maintain adequate capitalization under a range of potential stress scenarios.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2018, our Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2019 through December 31, 2019. The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2019.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2019	$1.00	$415	5.4	$500

Liquidity

The principles of our liquidity management framework are described in an enterprise-wide Liquidity Management Policy that is reviewed and approved by the Board. Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. We seek to maintain a minimum balance of highly liquid assets of $1.3 billion to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries at a time when access to capital markets is also not available. The level of this minimum balance is reviewed and approved annually by the Board.

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

As of March 31, 2019, Prudential Financial had highly liquid assets with a carrying value totaling $6,411 million, an increase of $212 million from December 31, 2018. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the balance of this intercompany liquidity account, Prudential Financial had highly liquid assets of $5,545 million as of March 31, 2019, a decrease of $3 million from December 31, 2018.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Three Months Ended March 31, 2019
(in millions)
Sources:
Proceeds from the issuance of debt	$989
Dividends and/or returns of capital from subsidiaries(1)	479
Proceeds from stock-based compensation and exercise of stock options	152
Net income tax receipts	17
Total sources	1,637
Uses:
Share repurchases(2)	484
Common stock dividends(3)	420
Capital contributions to subsidiaries(4)	268
Interest paid on external debt	165
Net payments under intercompany loans agreements(5)	81
Interest expense paid to subsidiaries on intercompany agreements, net of interest income	10
Other, net	212
Total uses	1,640
Net increase (decrease) in highly liquid assets	$(3)
__________

(1)
Includes dividends and/or returns of capital of $245 million from PALAC, $133 million from PGIM subsidiaries, $61 million from international insurance subsidiaries and $40 million from Prudential Annuities Holding Company.

(2)	Excludes $16 million related to trades that settled in April 2019.

(3)	Includes cash payments made on dividends declared in prior periods.

(4)	Reflects capital contributions of $200 million to PICA and $68 million to PGIM subsidiaries.

(5)	Includes net payments of $79 million to PGIM subsidiaries and $2 million to other subsidiaries.
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first three months of 2019, Prudential Financial received dividends of $245 million from PALAC and $40 million from Prudential Annuities Holding Company.

International insurance subsidiaries. During the first three months of 2019, Prudential Financial received dividends of $61 million from its international insurance subsidiaries. In addition to paying common stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. Effective January 1, 2019, certain of our international insurance subsidiaries entered into a reinsurance agreement with Gibraltar Re, our Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts for certain products.

Other subsidiaries. During the first three months of 2019, Prudential Financial received dividends of $133 million from PGIM subsidiaries.
Restriction on dividends and returns of capital from subsidiaries. Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Also, more generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors.

With respect to our domestic insurance subsidiaries, PICA is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve-month period are considered to be “extraordinary” dividends, and the approval of the NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s.

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

See Note 18 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, for details on specific dividend restrictions.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2019
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2018
	(in billions)
Cash and short-term investments	$5.2	$1.1	$0.5	$2.5	$0.4	$9.7	$11.1
Fixed maturity investments(1):
High or highest quality	114.1	35.7	19.4	11.6	5.3	186.1	179.2
Other than high or highest quality	6.8	2.5	1.4	0.5	0.4	11.6	11.3
Subtotal	120.9	38.2	20.8	12.1	5.7	197.7	190.5
Public equity securities, at fair value	0.2	2.0	0.0	0.0	0.0	2.2	1.9
Total	$126.3	$41.3	$21.3	$14.6	$6.1	$209.6	$203.5
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2019
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2018
	(in billions)
Cash and short-term investments	$1.0	$3.0	$1.4	$5.4	$4.1
Fixed maturity investments(3):
High or highest quality(4)	41.0	90.6	21.3	152.9	149.1
Other than high or highest quality	0.8	3.3	1.9	6.0	6.2
Subtotal	41.8	93.9	23.2	158.9	155.3
Public equity securities	1.8	1.7	0.7	4.2	4.0
Total	$44.6	$98.6	$25.3	$168.5	$163.4
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

(4)	As of March 31, 2019, $115.6 billion, or 76%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative-related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of March 31, 2019, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $2.6 billion compared to a net receive position of $2.9 billion as of December 31, 2018. The change in collateral position was primarily driven by a net negative impact from increases in equity markets and declines in interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of March 31, 2019, we have hedged 100%, 87% and 45% of expected yen-based earnings for 2019, 2020 and 2021, respectively.

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

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either international-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. For example, a significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities related to the yen and other currencies for the and as of periods indicated.

	Three Months Ended March 31,
Cash Settlements: Received (Paid)	2019	2018
	(in millions)
Income Hedges (External)(1)	$12	$(23)
Equity Hedges:
Internal(2)	92	17
External(3)	37	108
Total Equity Hedges	129	125
Total Cash Settlements	$141	$102

	March 31,	December 31,
Assets (Liabilities):	2019	2018
	(in millions)
Income Hedges (External)(4)	$84	$67
Equity Hedges:
Internal(2)	618	436
External(5)	94	78
Total Equity Hedges(6)	712	514
Total Assets (Liabilities)	$796	$581
__________

(1)
Includes non-yen related cash settlements of $5.5 million, primarily denominated in Australian dollar, Chilean peso and Brazilian real and $(12) million, primarily denominated in Korean won, Australian dollar, and Brazilian real, for the three months ended March 31, 2019 and 2018, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)	Includes non-yen related cash settlements of $1 million, denominated in Korean won for the three months ended March 31, 2019.

(4)
Includes non-yen related assets of $44 million, primarily denominated in Australian dollar, Korean won and Brazilian real, and liabilities of $(62) million, primarily denominated in Korean won and Brazilian real, as of March 31, 2019 and December 31, 2018, respectively.

(5)	Includes non-yen related assets of $7 million, denominated in Korean won, and liabilities of $(2) million, denominated in Korean won, as of March 31, 2019 and December 31, 2018, respectively.

(6)
As of March 31, 2019, approximately $401 million, $342 million and $(31) million of the net market values are scheduled to settle in 2019, 2020 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our strategic investments held in our PGIM businesses are cash flows from investments, the ability to liquidate investments, and available borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA. The principal use of liquidity for our strategic investments includes the payment of interest expense from the internal borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2018.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs and a put option agreement. For more information on these sources of liquidity, see Note 10 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 16 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2019			December 31, 2018
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,931	$2,942	$9,873	$6,982	$2,968	$9,950
Cash collateral for loaned securities	3,159	934	4,093	3,063	866	3,929
Securities sold but not yet purchased	4	0	4	9	0	9
Total(1)	$10,094	$3,876	$13,970	$10,054	$3,834	$13,888
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$10,090	$3,876	$13,966	$9,875	$3,834	$13,709
Weighted average maturity, in days(2)(3)	0	0		10	0
__________

(1)
The daily weighted average outstanding balance for the three months ended March 31, 2019 was $10,550 million for PFI excluding the Closed Block division, and $4,114 million for the Closed Block division.

(2)	Prior period amounts have been updated to conform to current period presentation.

(3)	Excludes securities that may be returned to the Company overnight.

As of March 31, 2019, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $118.3 billion, of which $14.0 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2019, we believe approximately $16.5 billion of the remaining eligible assets are readily lendable, including approximately $11.9 billion relating to PFI excluding the Closed Block division, of which $4.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.6 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2019, total short-term and long-term debt of the Company on a consolidated basis was $20.9 billion, an increase of $1 billion from December 31, 2018. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	March 31, 2019			December 31, 2018
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$714	$739	$15	$727	$742
Current portion of long-term debt	1,100	499	1,599	1,100	499	1,599
Subtotal	1,125	1,213	2,338	1,115	1,226	2,341
General obligation long-term debt:
Senior debt	9,616	173	9,789	8,630	173	8,803
Junior subordinated debt	7,512	56	7,568	7,511	57	7,568
Surplus notes(1)	0	342	342	0	341	341
Subtotal	17,128	571	17,699	16,141	571	16,712
Total general obligations	18,253	1,784	20,037	17,256	1,797	19,053
Limited and non-recourse borrowings(2):
Short-term debt	0	70	70	0	53	53
Current portion of long-term debt	0	141	141	0	57	57
Long-term debt	0	610	610	0	666	666
Total limited and non-recourse borrowings	0	821	821	0	776	776
Total borrowings	$18,253	$2,605	$20,858	$17,256	$2,573	$19,829
__________

(1)	Amounts are net of assets under set-off arrangements of $9,095 million as of both March 31, 2019 and December 31, 2018.

(2)
Limited and non-recourse borrowing represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $804 million and $776 million as of March 31, 2019 and December 31, 2018, respectively, and $17 million and $0 from a revolving line of credit as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, and December 31, 2018, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 10 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 16 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Prudential Financial’s borrowings increased $997 million from December 31, 2018, driven by the issuance, net of related costs, of $989 million of senior debt and $10 million increase in commercial paper outstanding. Borrowings of our subsidiaries increased $32 million from December 31, 2018, driven by a $28 million increase in mortgage debt and a $17 million increase in short-term debt, partially offset by a $13 million decrease in commercial paper outstanding.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of March 31, 2019, we had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $11,395 million was outstanding, as compared to an aggregate issuance capacity of $13,750 million, of which $11,445 million was outstanding, as of December 31, 2018. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2019.

	Surplus Notes		Outstanding
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates	as of March 31, 2019		Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$1,750
AXXX	2013	2033	3,129		3,500
XXX	2014-2018	2021-2034	2,300	(2)	2,450
XXX	2014-2017	2024,2037	2,200		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	550		1,600
Total Credit-Linked Note Structures			$11,395		$13,700
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $2.3 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of March 31, 2019, we also had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of March 31, 2019, for purposes of financing Guideline AXXX reserves, one of our captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our financial strength and credit ratings and their impact on our business. There have been no significant changes or actions in our ratings or rating outlooks since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

Guarantees, Other Contingencies and Other Contingent Commitments

In the course of our business, we provide certain guarantees and indemnities to third-parties pursuant to which we may be contingently required to make payments in the future. We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “—Commitments and Guarantees” within Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity—Liquidity associated with other activities—PGIM operations.”

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of March 31, 2019, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2019, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2019 through January 31, 2019	1,883,842	$88.57	1,881,610
February 1, 2019 through February 28, 2019	2,526,741	$92.99	1,780,019
March 1, 2019 through March 31, 2019	1,771,474	$94.29	1,767,644
Total	6,182,057	$92.02	5,429,273	$1,500,000,000
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

ITEM 6. EXHIBITS

EXHIBIT INDEX

10.1
Form of Terms and Conditions relating to awards to executive officers in 2019 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2019 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2019 Current Report on Form 8-K.

10.2
Annual Incentive Payment Criteria for Executive Officers (Effective for awards in 2019 in respect of 2018 and for subsequent years). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 12, 2019 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
PRIAC	Prudential Retirement Insurance and Annuity Company

Defined Terms

Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for retired employees, their beneficiaries and covered dependents
Closed Block	Certain in force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Framework	Prudential's capital protection framework	S&P	Standard & Poor's Rating Services
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Moody's	Moody's Investor Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Morningstar	Morningstar, Inc.

Acronyms

ALM	Asset Liability Management	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AOCI	Accumulated Other Comprehensive Income (Loss)	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	NAIC	National Association of Insurance Commissioners
bps	Basis Points	NAV	Net Asset Value
DAC	Deferred Policy Acquisition Costs	NJDOBI	New Jersey Department of Banking and Insurance
DOL	U.S. Department of Labor	NPR	Non-Performance Risk
DSI	Deferred Sales Inducements	OCI	Other Comprehensive Income (Loss)
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTC	Over-The-Counter
FASB	Financial Accounting Standards Board	OTTI	Other-Than-Temporary Impairments
FSA	Financial Services Agency (an agency of the Japanese government)	RBC	Risk-Based Capital
GICs	Guaranteed Investment Contracts	SEC	Securities and Exchange Commission
GMAB	Guaranteed Minimum Accumulation Benefits	SVO	Securities Valuation Office
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	USD	U.S. Dollar
GMWB	Guaranteed Minimum Withdrawal Benefits	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired
LIBOR	London Inter-Bank Offered Rate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 3, 2019