Form 10-Q
period 2019-06-30
PRUDENTIAL FINANCIAL INC
filed 2019-08-02
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from              to

Commission File Number 001-16707

Prudential Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-3703799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
751 Broad Street
Newark, NJ 07102
(973) 802-6000
(Address and Telephone Number of Registrant’s Principal Executive Offices)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	PRU	New York Stock Exchange
5.75% Junior Subordinated Notes	PJH	New York Stock Exchange
5.70% Junior Subordinated Notes	PRH	New York Stock Exchange
5.625% Junior Subordinated Notes	PRS	New York Stock Exchange
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

As of July 31, 2019, 402 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; (12) reputational damage; and (13) the costs, effects, timing, or success of our plans to accelerate our Financial Wellness strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2019 and December 31, 2018 (in millions, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019-$340,564; 2018-$331,745)(1)	$383,390	$353,656
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2019-$2,410; 2018-$2,372)(1)	2,009	2,013
Fixed maturities, trading, at fair value (amortized cost: 2019-$3,807; 2018-$3,392)(1)	3,755	3,243
Assets supporting experience-rated contractholder liabilities, at fair value(1)	21,843	21,254
Equity securities, at fair value (cost: 2019-$5,205; 2018-$5,219)(1)	6,804	6,238
Commercial mortgage and other loans (includes $645 and $763 measured at fair value under the fair value option at June 30, 2019 and December 31, 2018, respectively)(1)	61,228	59,830
Policy loans	12,030	12,016
Other invested assets (includes $5,567 and $5,524 measured at fair value at June 30, 2019 and December 31, 2018, respectively)(1)	15,081	14,526
Short-term investments	5,872	6,469
Total investments	512,012	479,245
Cash and cash equivalents(1)	15,421	15,353
Accrued investment income(1)	3,355	3,318
Deferred policy acquisition costs	19,540	20,058
Value of business acquired	1,227	1,850
Other assets(1)	18,690	16,118
Separate account assets	303,580	279,136
TOTAL ASSETS	$873,825	$815,078
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$285,527	$273,846
Policyholders’ account balances	151,428	150,338
Policyholders’ dividends	6,558	4,110
Securities sold under agreements to repurchase	9,741	9,950
Cash collateral for loaned securities	4,235	3,929
Income taxes	11,485	7,936
Short-term debt	2,659	2,451
Long-term debt	17,841	17,378
Other liabilities(1)	17,372	16,018
Notes issued by consolidated variable interest entities (includes $816 and $595 measured at fair value under the fair value option at June 30, 2019 and December 31, 2018, respectively)(1)	1,246	955
Separate account liabilities	303,580	279,136
Total liabilities	811,672	766,047
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 660,111,339 shares issued at both June 30, 2019 and December 31, 2018)	6	6
Additional paid-in capital	24,825	24,828
Common Stock held in treasury, at cost (257,129,965 and 249,398,887 shares at June 30, 2019 and December 31, 2018, respectively)	(18,416)	(17,593)
Accumulated other comprehensive income (loss)	23,982	10,906
Retained earnings	31,263	30,470
Total Prudential Financial, Inc. equity	61,660	48,617
Noncontrolling interests	493	414
Total equity	62,153	49,031
TOTAL LIABILITIES AND EQUITY	$873,825	$815,078
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2019 and 2018 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Premiums	$8,135	$7,438	$16,035	$14,749
Policy charges and fee income	1,473	1,480	2,944	2,984
Net investment income	4,390	4,096	8,606	8,094
Asset management and service fees	1,083	1,010	2,099	2,036
Other income (loss)	643	(54)	1,897	(561)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(77)	(58)	(112)	(97)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	25	0	13	0
Other realized investment gains (losses), net	(284)	743	(1,003)	1,207
Total realized investment gains (losses), net	(336)	685	(1,102)	1,110
Total revenues	15,388	14,655	30,479	28,412
BENEFITS AND EXPENSES
Policyholders’ benefits	8,877	9,512	17,315	17,187
Interest credited to policyholders’ account balances	1,278	894	2,623	1,444
Dividends to policyholders	437	540	1,014	868
Amortization of deferred policy acquisition costs	782	613	1,217	1,201
General and administrative expenses	3,138	2,846	6,294	5,769
Total benefits and expenses	14,512	14,405	28,463	26,469
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	876	250	2,016	1,943
Total income tax expense (benefit)	162	68	394	420
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	714	182	1,622	1,523
Equity in earnings of operating joint ventures, net of taxes	24	18	53	41
NET INCOME (LOSS)	738	200	1,675	1,564
Less: Income (loss) attributable to noncontrolling interests	30	3	35	4
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$708	$197	$1,640	$1,560
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.73	$0.46	$3.98	$3.66
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$1.71	$0.46	$3.93	$3.62

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2019 and 2018 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$738	$200	$1,675	$1,564
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	213	(703)	108	(41)
Net unrealized investment gains (losses)	8,506	(3,326)	16,795	(7,992)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	17	75	81	129
Total	8,736	(3,954)	16,984	(7,904)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,966	(838)	3,910	(1,682)
Other comprehensive income (loss), net of taxes	6,770	(3,116)	13,074	(6,222)
Comprehensive income (loss)	7,508	(2,916)	14,749	(4,658)
Less: Comprehensive income (loss) attributable to noncontrolling interests	36	(7)	40	7
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$7,472	$(2,909)	$14,709	$(4,665)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2019 and 2018 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$6	$24,828	$30,470	$(17,593)	$10,906	$48,617	$414	$49,031
Cumulative effect of adoption of accounting changes(1)			(21)		7	(14)		(14)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(4)	(4)
Stock-based compensation programs		(46)		131		85		85
Dividends declared on Common Stock			(415)			(415)		(415)
Comprehensive income:
Net income (loss)			932			932	5	937
Other comprehensive income (loss), net of tax					6,305	6,305	(1)	6,304
Total comprehensive income (loss)						7,237	4	7,241
Balance, March 31, 2019	6	24,782	30,966	(17,962)	17,218	55,010	440	55,450
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							25	25
Distributions to noncontrolling interests							(16)	(16)
Consolidations (deconsolidations) of noncontrolling interests							8	8
Stock-based compensation programs		43		46		89		89
Dividends declared on Common Stock			(411)			(411)		(411)
Comprehensive income:
Net income (loss)			708			708	30	738
Other comprehensive income (loss), net of tax					6,764	6,764	6	6,770
Total comprehensive income (loss)						7,472	36	7,508
Balance, June 30, 2019	$6	$24,825	$31,263	$(18,416)	$23,982	$61,660	$493	$62,153

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$6	$24,769	$28,671	$(16,284)	$17,074	$54,236	$275	$54,511
Cumulative effect of adoption of ASU 2016-01			904		(847)	57		57
Cumulative effect of adoption of ASU 2018-02			(1,653)		1,653	0		0
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							61	61
Distributions to noncontrolling interests							(5)	(5)
Stock-based compensation programs		(47)		102		55		55
Dividends declared on Common Stock			(387)			(387)		(387)
Comprehensive income:
Net income (loss)			1,363			1,363	1	1,364
Other comprehensive income (loss), net of tax					(3,119)	(3,119)	13	(3,106)
Total comprehensive income (loss)						(1,756)	14	(1,742)
Balance, March 31, 2018	6	24,722	28,898	(16,557)	14,761	51,830	345	52,175
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							38	38
Distributions to noncontrolling interests							(16)	(16)
Stock-based compensation programs		41		27		68		68
Dividends declared on Common Stock			(382)			(382)		(382)
Comprehensive income:
Net income (loss)			197			197	3	200
Other comprehensive income (loss), net of tax					(3,106)	(3,106)	(10)	(3,116)
Total comprehensive income (loss)						(2,909)	(7)	(2,916)
Balance, June 30, 2018	$6	$24,763	$28,713	$(16,905)	$11,655	$48,232	$360	$48,592
__________

(1)	Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018 (in millions)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,675	$1,564
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	1,102	(1,110)
Policy charges and fee income	(1,483)	(1,058)
Interest credited to policyholders’ account balances	2,623	1,444
Depreciation and amortization	(89)	48
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(741)	596
Change in:
Deferred policy acquisition costs	(258)	(203)
Future policy benefits and other insurance liabilities	5,603	5,762
Income taxes	(382)	(96)
Derivatives, net	2,010	(1,041)
Other, net	(1,736)	769
Cash flows from (used in) operating activities	8,324	6,675
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	25,681	30,599
Fixed maturities, held-to-maturity	35	56
Fixed maturities, trading	187	410
Assets supporting experience-rated contractholder liabilities	9,014	9,650
Equity securities	1,377	1,965
Commercial mortgage and other loans	2,885	2,572
Policy loans	1,154	1,176
Other invested assets	724	908
Short-term investments	16,682	18,190
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(32,847)	(34,922)
Fixed maturities, trading	(570)	(483)
Assets supporting experience-rated contractholder liabilities	(8,813)	(9,560)
Equity securities	(1,376)	(1,826)
Commercial mortgage and other loans	(4,352)	(5,525)
Policy loans	(945)	(1,002)
Other invested assets	(1,011)	(1,154)
Short-term investments	(16,278)	(17,138)
Derivatives, net	638	(271)
Other, net	(222)	(134)
Cash flows from (used in) investing activities	(8,037)	(6,489)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	13,280	14,826
Policyholders’ account withdrawals	(13,045)	(14,076)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	97	1,094
Cash dividends paid on Common Stock	(827)	(769)
Net change in financing arrangements (maturities 90 days or less)	166	(103)
Common Stock acquired	(983)	(739)
Common Stock reissued for exercise of stock options	75	74
Proceeds from the issuance of debt (maturities longer than 90 days)	1,439	1,194
Repayments of debt (maturities longer than 90 days)	(924)	(848)
Proceeds from notes issued by consolidated VIEs	925	0
Repayments of notes issued by consolidated VIEs	(638)	0
Other, net	196	(244)
Cash flows from (used in) financing activities	(239)	409
Effect of foreign exchange rate changes on cash balances	27	(71)
NET INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	75	524
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	15,495	14,536
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$15,570	$15,060
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$168	$132
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$445	$0
Liabilities assumed	447	977
Net cash received	$2	$977
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$15,421	$14,918
Restricted cash and restricted cash equivalents (included in “Other assets”)	149	142
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$15,570	$15,060

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

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The PGIM division is comprised of the PGIM segment, the global investment management businesses of the Company. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The Company also collectively refers to the U.S. Workplace Solutions division and the U.S. Individual Solutions division as the U.S. Financial Wellness businesses. The International Insurance division is comprised of the International Insurance segment, and the Closed Block division is comprised of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in the Company’s Corporate and Other operations. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division.

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

Adoption of ASU 2016-02

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the optional transition method with a cumulative-effect adjustment recorded as of the beginning of the period of adoption. This ASU substantially changes a lessee’s accounting for leases and requires the recording, on balance sheet, using a dual lease accounting model, of a “right-of-use” asset and lease liability. Leases are to be classified as either operating or finance leases. Under the standard, for operating leases, lessees recognize total lease expenses using a straight-line method and finance leases are treated as the purchase of an asset on a financing basis. For lessors, the standard modifies classification criteria and accounting for sales-type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). The standard also eliminates the leveraged lease accounting model for lessors and real estate specific provisions (i.e., those related to sale-leaseback transactions); it does allow, however, a grandfathering of the leveraged lease accounting model for those existing leases that are being accounted for using such model.
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

Other ASU adopted during the six months ended June 30, 2019

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

ASU issued but not yet adopted as of June 30, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In July 2019, the FASB made a tentative decision to defer the effective date of this ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. A final decision regarding the effective date is expected in the third quarter of 2019. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Other ASU issued but not yet adopted as of June 30, 2019

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

The Company is continuing to develop its expected credit loss models and related systems, processes and controls for assets held on the Consolidated Statement of Financial Position at amortized cost, the most significant of which are the commercial mortgage and other loans. The allowance for credit losses will likely increase when the ASU is adopted to cover expected credit losses over the lifetime of the commercial mortgage and other loans, incorporating reasonable and supportable forecasts and expected changes in future economic conditions. The extent of the impact of adoption of this ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements will depend on various factors including the economic environment and the size and type of the commercial mortgage and other loans held on the date of adoption.

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,571	$4,973	$89	$34,455	$0
Obligations of U.S. states and their political subdivisions	9,889	1,314	1	11,202	0
Foreign government bonds	98,745	22,407	70	121,082	0
U.S. public corporate securities	85,282	8,653	417	93,518	0
U.S. private corporate securities(1)	33,043	2,121	186	34,978	0
Foreign public corporate securities	27,450	2,980	119	30,311	(3)
Foreign private corporate securities	26,383	1,057	672	26,768	0
Asset-backed securities(2)	12,602	174	41	12,735	(90)
Commercial mortgage-backed securities	14,556	607	9	15,154	0
Residential mortgage-backed securities(3)	3,043	148	4	3,187	(1)
Total fixed maturities, available-for-sale(1)	$340,564	$44,434	$1,608	$383,390	$(94)

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$900	$303	$0	$1,203
Foreign public corporate securities	671	70	0	741
Foreign private corporate securities(5)	96	3	0	99
Residential mortgage-backed securities(3)	342	25	0	367
Total fixed maturities, held-to-maturity(5)	$2,009	$401	$0	$2,410
__________

(1)	Excludes notes with amortized cost of $4,356 million (fair value, $4,356 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans, sub-prime mortgages, credit cards and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $372 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,879 million (fair value, $5,190 million), which have been offset with the associated payables under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,242	$2,994	$642	$30,594	$0
Obligations of U.S. states and their political subdivisions	9,880	676	63	10,493	0
Foreign government bonds	96,710	16,714	314	113,110	0
U.S. public corporate securities	82,257	3,912	2,754	83,415	(2)
U.S. private corporate securities(1)	32,450	1,151	581	33,020	0
Foreign public corporate securities	27,671	2,061	531	29,201	(3)
Foreign private corporate securities	25,314	434	1,217	24,531	0
Asset-backed securities(2)	12,888	162	77	12,973	(160)
Commercial mortgage-backed securities	13,396	99	180	13,315	0
Residential mortgage-backed securities(3)	2,937	99	32	3,004	(1)
Total fixed maturities, available-for-sale(1)	$331,745	$28,302	$6,391	$353,656	$(166)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$885	$269	$0	$1,154
Foreign public corporate securities	668	64	0	732
Foreign private corporate securities(5)	95	3	0	98
Residential mortgage-backed securities(3)	365	23	0	388
Total fixed maturities, held-to-maturity(5)	$2,013	$359	$0	$2,372
__________

(1)	Excludes notes with amortized cost of $4,216 million (fair value, $4,216 million), which have been offset with the associated payables under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$370	$0	$2,153	$89	$2,523	$89
Obligations of U.S. states and their political subdivisions	2	0	49	1	51	1
Foreign government bonds	393	56	503	14	896	70
U.S. public corporate securities	2,895	88	6,607	329	9,502	417
U.S. private corporate securities	1,124	67	2,816	119	3,940	186
Foreign public corporate securities	595	32	1,124	87	1,719	119
Foreign private corporate securities	1,663	28	7,243	644	8,906	672
Asset-backed securities	2,768	18	4,035	23	6,803	41
Commercial mortgage-backed securities	20	0	852	9	872	9
Residential mortgage-backed securities	137	0	336	4	473	4
Total	$9,967	$289	$25,718	$1,319	$35,685	$1,608
__________

(1)	As of June 30, 2019, there were no securities classified as held-to-maturity in a gross unrealized loss position.

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,007	$67	$6,986	$575	$9,993	$642
Obligations of U.S. states and their political subdivisions	1,725	25	999	38	2,724	63
Foreign government bonds	2,369	136	3,515	178	5,884	314
U.S. public corporate securities	34,064	1,570	13,245	1,184	47,309	2,754
U.S. private corporate securities	8,923	225	7,985	356	16,908	581
Foreign public corporate securities	7,363	308	2,928	223	10,291	531
Foreign private corporate securities	12,218	692	4,468	525	16,686	1,217
Asset-backed securities	8,255	70	669	7	8,924	77
Commercial mortgage-backed securities	1,781	14	4,733	166	6,514	180
Residential mortgage-backed securities	194	1	1,042	31	1,236	32
Total	$79,899	$3,108	$46,570	$3,283	$126,469	$6,391
__________

(1)	As of December 31, 2018, there was $13 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $1,096 million and $5,391 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $512 million and $1,000 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2019, the $1,319 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, energy and utility sectors. As of December 31, 2018, the $3,283 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$16,207	$16,756	$60	$61
Due after one year through five years	50,780	54,131	114	117
Due after five years through ten years	66,712	72,924	596	666
Due after ten years(1)	176,664	208,503	897	1,199
Asset-backed securities	12,602	12,735	0	0
Commercial mortgage-backed securities	14,556	15,154	0	0
Residential mortgage-backed securities	3,043	3,187	342	367
Total	$340,564	$383,390	$2,009	$2,410
__________

(1)
Excludes available-for-sale notes with amortized cost of $4,356 million (fair value, $4,356 million) and held-to-maturity notes with amortized cost of $4,879 million (fair value, $5,190 million), which have been offset with the associated payables under a netting agreement.

Actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$6,659	$9,489	$16,821	$19,074
Proceeds from maturities/prepayments	4,704	6,553	9,192	11,779
Gross investment gains from sales and maturities	228	410	711	784
Gross investment losses from sales and maturities	(95)	(187)	(283)	(444)
OTTI recognized in earnings(2)	(64)	(58)	(99)	(97)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$23	$23	$37	$59

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Includes $332 million and $254 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2019 and 2018, respectively.

(2)
Excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes $2 million and $3 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2019 and 2018, respectively.

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Credit loss impairments:
Balance, beginning of period	$149	$203	$140	$319
New credit loss impairments	4	0	20	0
Additional credit loss impairments on securities previously impaired	8	0	8	0
Increases due to the passage of time on previously recorded credit losses	2	4	3	6
Reductions for securities which matured, paid down, prepaid or were sold during the period	(20)	(42)	(27)	(155)
Reductions for securities impaired to fair value during the period(1)	0	0	0	(4)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	(2)	(2)	(3)
Balance, end of period	$142	$163	$142	$163
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$371	$371	$215	$215
Fixed maturities:
Corporate securities	13,257	13,630	13,258	13,119
Commercial mortgage-backed securities	2,239	2,297	2,346	2,324
Residential mortgage-backed securities(1)	1,002	1,014	828	811
Asset-backed securities(2)	1,595	1,626	1,649	1,665
Foreign government bonds	852	870	1,087	1,083
U.S. government authorities and agencies and obligations of U.S. states	351	402	538	577
Total fixed maturities(3)	19,296	19,839	19,706	19,579
Equity securities	1,452	1,633	1,378	1,460
Total assets supporting experience-rated contractholder liabilities(4)	$21,119	$21,843	$21,299	$21,254

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)
Includes collateralized loan obligations, auto loans, education loans, credit-tranched securities collateralized by sub-prime mortgages and other asset types. Collateralized loan obligations at fair value were $1,025 million and $1,028 million as of June 30, 2019 and December 31, 2018, respectively, all of which were rated AAA.

(3)	As a percentage of amortized cost, 93% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both June 30, 2019 and December 31, 2018.

(4)	As a percentage of amortized cost, 78% of the portfolio consisted of public securities as of both June 30, 2019 and December 31, 2018.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $300 million and $(198) million during the three months ended June 30, 2019 and 2018, respectively, and $769 million and $(596) million during the six months ended June 30, 2019 and 2018, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $51 million and $(80) million during the three months ended June 30, 2019 and 2018, respectively, and $581 million and $(271) million during the six months ended June 30, 2019 and 2018, respectively.

Concentrations of Financial Instruments

The Company monitors its concentrations of financial instruments and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any single issuer.

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$73,570	$90,438	$71,952	$84,461
Fixed maturities, held-to-maturity	878	1,173	864	1,127
Fixed maturities, trading	23	23	22	22
Assets supporting experience-rated contractholder liabilities	664	682	691	697
Total	$75,135	$92,316	$73,529	$86,307

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$10,364	$13,098	$10,339	$12,586
Fixed maturities, held-to-maturity	0	0	0	0
Fixed maturities, trading	0	0	0	0
Assets supporting experience-rated contractholder liabilities	15	16	15	15
Total	$10,379	$13,114	$10,354	$12,601

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,984	21.4%	$13,280	22.4%
Retail	8,411	13.9	8,639	14.6
Apartments/Multi-Family	16,752	27.7	16,538	28.0
Industrial	12,866	21.2	11,574	19.6
Hospitality	2,168	3.6	1,931	3.3
Other	3,913	6.5	3,846	6.5
Total commercial mortgage loans	57,094	94.3	55,808	94.4
Agricultural property loans	3,420	5.7	3,316	5.6
Total commercial mortgage and agricultural property loans by property type	60,514	100.0%	59,124	100.0%
Allowance for credit losses	(115)		(123)
Total net commercial mortgage and agricultural property loans by property type	60,399		59,001
Other loans:
Uncollateralized loans	664		660
Residential property loans	143		157
Other collateralized loans	27		17
Total other loans	834		834
Allowance for credit losses	(5)		(5)
Total net other loans	829		829
Total commercial mortgage and other loans(1)	$61,228		$59,830
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of June 30, 2019 and December 31, 2018, the net carrying value of these loans was $645 million and $763 million, respectively.

As of June 30, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (10%) and New York (7%)) and included loans secured by properties in Europe (6%), Australia (1%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2017	$97	$3	$1	$0	$5	$106
Addition to (release of) allowance for credit losses	23	0	(1)	0	0	22
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Balance at December 31, 2018	120	3	0	0	5	128
Addition to (release of) allowance for credit losses	(8)	0	0	0	0	(8)
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Balance at June 30, 2019	$112	$3	$0	$0	$5	$120

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$8	$0	$0	$0	$0	$8
Collectively evaluated for impairment	104	3	0	0	5	112
Total ending balance(1)	$112	$3	$0	$0	$5	$120

Recorded investment(2):
Individually evaluated for impairment	$42	$19	$0	$0	$0	$61
Collectively evaluated for impairment	57,052	3,401	143	27	664	61,287
Total ending balance(1)	$57,094	$3,420	$143	$27	$664	$61,348
__________

(1)	As of June 30, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$19	$0	$0	$0	$0	$19
Collectively evaluated for impairment	101	3	0	0	5	109
Total ending balance(1)	$120	$3	$0	$0	$5	$128

Recorded investment(2):
Individually evaluated for impairment	$67	$35	$0	$0	$2	$104
Collectively evaluated for impairment	55,741	3,281	157	17	658	59,854
Total ending balance(1)	$55,808	$3,316	$157	$17	$660	$59,958

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	June 30, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$30,536	$653	$81	$31,270
60%-69.99%	17,370	596	0	17,966
70%-79.99%	6,638	690	9	7,337
80% or greater	309	92	120	521
Total commercial mortgage loans	$54,853	$2,031	$210	$57,094

Agricultural property loans

	June 30, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$3,152	$168	$17	$3,337
60%-69.99%	83	0	0	83
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,235	$168	$17	$3,420

Total commercial mortgage and agricultural property loans

	June 30, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$33,688	$821	$98	$34,607
60%-69.99%	17,453	596	0	18,049
70%-79.99%	6,638	690	9	7,337
80% or greater	309	92	120	521
Total commercial mortgage and agricultural property loans	$58,088	$2,199	$227	$60,514

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$57,088	$6	$0	$0	$6	$57,094	$21
Agricultural property loans	3,402	0	0	18	18	3,420	22
Residential property loans	140	1	0	2	3	143	2
Other collateralized loans	27	0	0	0	0	27	0
Uncollateralized loans	664	0	0	0	0	664	0
Total	$61,321	$7	$0	$20	$27	$61,348	$45
 __________

(1)	As of June 30, 2019, there were no loans in this category accruing interest.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$3,305	$3,182
Hedge funds	1,548	1,337
Real estate-related	1,240	1,207
Subtotal equity method	6,093	5,726
Fair value:
Private equity	1,637	1,684
Hedge funds	2,128	2,135
Real estate-related	324	296
Subtotal fair value	4,089	4,115
Total LPs/LLCs	10,182	9,841
Real estate held through direct ownership(1)	2,730	2,466
Derivative instruments	1,053	1,155
Other(2)	1,116	1,064
Total other invested assets	$15,081	$14,526
_________

(1)	As of June 30, 2019 and December 31, 2018, real estate held through direct ownership had mortgage debt of $799 million and $776 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities, available-for-sale(1)	$3,150	$3,001	$6,238	$5,955
Fixed maturities, held-to-maturity(1)	58	57	115	112
Fixed maturities, trading	38	30	72	61
Assets supporting experience-rated contractholder liabilities, at fair value	182	181	367	372
Equity securities, at fair value	51	59	81	94
Commercial mortgage and other loans	627	594	1,227	1,163
Policy loans	152	156	303	308
Other invested assets	271	163	476	304
Short-term investments and cash equivalents	115	82	233	154
Gross investment income	4,644	4,323	9,112	8,523
Less: investment expenses	(254)	(227)	(506)	(429)
Net investment income	$4,390	$4,096	$8,606	$8,094
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities(1)	$69	$165	$329	$243
Commercial mortgage and other loans	4	5	14	17
Investment real estate	0	60	0	62
LPs/LLCs	2	10	(3)	16
Derivatives(2)	(411)	445	(1,443)	773
Other	0	0	1	(1)
Realized investment gains (losses), net	$(336)	$685	$(1,102)	$1,110
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2019	December 31, 2018
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$278	$190
Fixed maturity securities, available-for-sale—all other	42,548	21,721
Derivatives designated as cash flow hedges(1)	1,017	811
Other investments(2)	(23)	(2)
Net unrealized gains (losses) on investments	$43,820	$22,720
__________

(1)	For more information on cash flow hedges, see Note 5.

(2)
As of June 30, 2019, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	June 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies(1)	$9,412	$20	$9,432	$9,418	$171	$9,589
U.S. public corporate securities	0	0	0	19	0	19
Residential mortgage-backed securities(1)	309	0	309	342	0	342
Total securities sold under agreements to repurchase(1)(2)	$9,721	$20	$9,741	$9,779	$171	$9,950
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

(2)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$80	$0	$80	$105	$0	$105
Obligations of U.S. states and their political subdivisions	58	0	58	88	0	88
Foreign government bonds	499	0	499	325	0	325
U.S. public corporate securities	2,615	0	2,615	2,563	0	2,563
Foreign public corporate securities	773	0	773	693	0	693
Equity securities	210	0	210	155	0	155
Total cash collateral for loaned securities(1)	$4,235	$0	$4,235	$3,929	$0	$3,929

__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
Fixed maturities, available-for-sale	$100	$73	$291	$282
Fixed maturities, held-to-maturity	97	95	846	831
Fixed maturities, trading	1,126	1,076	0	0
Assets supporting experience-rated contractholder liabilities	0	0	5	8
Equity securities	45	41	0	0
Commercial mortgage and other loans	763	730	0	0
Other invested assets	1,866	1,526	84	77
Cash and cash equivalents	166	131	0	0
Accrued investment income	5	5	4	4
Other assets	451	463	748	721
Total assets of consolidated VIEs	$4,619	$4,140	$1,978	$1,923
Other liabilities	$290	$295	$14	$17
Notes issued by consolidated VIEs(2)	1,246	955	0	0
Total liabilities of consolidated VIEs	$1,536	$1,250	$14	$17

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 __________

(1)
Total assets of consolidated VIEs reflect $2,323 million and $2,013 million as of June 30, 2019 and December 31, 2018, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2019 and December 31, 2018, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $929 million and $836 million at June 30, 2019 and December 31, 2018, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $10,182 million and $9,841 million as of June 30, 2019 and December 31, 2018, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and non-performance risk (“NPR”). This netting impact results in total derivative assets of $1,043 million and $1,148 million as of June 30, 2019 and December 31, 2018, respectively, and total derivative liabilities of $557 million and $127 million as of June 30, 2019 and December 31, 2018, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,315	$596	$(78)	$3,885	$305	$(67)
Interest Rate Forwards	53	1	0	600	26	0
Foreign Currency
Foreign Currency Forwards	858	34	(2)	722	26	(2)
Currency/Interest Rate
Foreign Currency Swaps	21,245	1,670	(336)	20,724	1,520	(358)
Total Derivatives Designated as Hedge Accounting Instruments	$25,471	$2,301	$(416)	$25,931	$1,877	$(427)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$138,186	$9,604	$(4,641)	$140,963	$5,792	$(3,435)
Interest Rate Futures	17,213	3	(7)	13,991	23	(2)
Interest Rate Options	20,798	327	(220)	24,002	147	(314)
Interest Rate Forwards	2,353	21	0	5,049	72	0
Foreign Currency
Foreign Currency Forwards	24,444	312	(120)	19,849	246	(138)
Foreign Currency Options	1	0	0	2	0	0
Currency/Interest Rate
Foreign Currency Swaps	14,066	827	(420)	13,784	773	(421)
Credit
Credit Default Swaps	3,165	103	(2)	5,207	33	(23)
Equity
Equity Futures	1,329	0	(5)	1,141	0	(8)
Equity Options	68,244	570	(792)	58,693	384	(554)
Total Return Swaps	17,945	38	(302)	17,309	1,131	(86)
Other
Other(1)	1,258	0	0	508	0	0
Synthetic GICs	80,337	1	0	79,215	2	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$389,339	$11,806	$(6,509)	$379,713	$8,603	$(4,981)
Total Derivatives(2)(3)	$414,810	$14,107	$(6,925)	$405,644	$10,480	$(5,408)
__________

(1)
“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.

(2)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $13,672 million and $8,959 million as of June 30, 2019 and December 31, 2018, respectively, primarily included in “Future policy benefits.”

(3)	Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2019, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$441	$62
Commercial mortgage and other loans	$24	$2
Policyholders’ account balances	$(1,327)	$(85)
Future policy benefits	$(642)	$(150)
________

(1)	There are no fair value hedging adjustments for hedged assets and liabilities for which hedge accounting has been discontinued.

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

	June 30, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,033	$(13,063)	$970	$(633)	$337
Securities purchased under agreement to resell	1,257	0	1,257	(1,257)	0
Total assets	$15,290	$(13,063)	$2,227	$(1,890)	$337
Offsetting of Financial Liabilities:
Derivatives(1)	$6,913	$(6,368)	$545	$(191)	$354
Securities sold under agreement to repurchase	9,741	0	9,741	(9,741)	0
Total liabilities	$16,654	$(6,368)	$10,286	$(9,932)	$354

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,407	$(9,331)	$1,076	$(614)	$462
Securities purchased under agreement to resell	986	0	986	(986)	0
Total assets	$11,393	$(9,331)	$2,062	$(1,600)	$462
Offsetting of Financial Liabilities:
Derivatives(1)	$5,387	$(5,281)	$106	$(45)	$61
Securities sold under agreement to repurchase	9,950	0	9,950	(9,950)	0
Total liabilities	$15,337	$(5,281)	$10,056	$(9,995)	$61
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(9)	$(2)	$0	$0	$101	$80	$0
Currency	2	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	(7)	(2)	0	0	101	80	0
Gains (losses) on the hedged item:
Interest Rate	9	5	0	0	(98)	(73)	0
Currency	(1)	1	0	0	0	0	0
Total gains (losses) on hedged item	8	6	0	0	(98)	(73)	0
Total gains (losses) on fair value hedges net of hedged item	1	4	0	0	3	7	0
Cash flow hedges
Interest Rate	0	0	0	0	0	0	(1)
Currency	1	0	0	0	0	0	14
Currency/Interest Rate	47	69	40	0	0	0	229
Total gains (losses) on cash flow hedges	48	69	40	0	0	0	242
Net investment hedges
Currency	0	0	0	0	0	0	1
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	1
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,346	0	0	0	0	0	0
Currency	122	0	(5)	0	0	0	0
Currency/Interest Rate	20	0	0	0	0	0	0
Credit	36	0	0	0	0	0	0
Equity	(617)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(2,368)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(461)	0	(5)	0	0	0	0
Total	$(412)	$73	$35	$0	$3	$7	$243

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(15)	$(4)	$0	$0	$168	$131	$0
Currency	1	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	(14)	(4)	0	0	168	131	0
Gains (losses) on the hedged item:
Interest Rate	11	11	0	0	(164)	(119)	0
Currency	0	2	0	0	0	0	0
Total gains (losses) on hedged item	11	13	0	0	(164)	(119)	0
Total gains (losses) on fair value hedges net of hedged item	(3)	9	0	0	4	12	0
Cash flow hedges
Interest Rate	(1)	0	0	0	0	0	22
Currency	2	0	0	0	0	0	5
Currency/Interest Rate	40	137	(6)	0	0	0	170
Total gains (losses) on cash flow hedges	41	137	(6)	0	0	0	197
Net investment hedges
Currency	0	0	0	0	0	0	2
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	2
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,734	0	0	0	0	0	0
Currency	84	0	0	0	0	0	0
Currency/Interest Rate	204	0	0	0	0	0	0
Credit	104	0	0	0	0	0	0
Equity	(2,427)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(3,180)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,481)	0	0	0	0	0	0
Total	$(1,443)	$146	$(6)	$0	$4	$12	$199

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$5	$(2)	$0	$0	$(28)	$0
Currency	1	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	6	(2)	0	0	(28)	0
Gains (losses) on the hedged item:
Interest Rate	(5)	5	0	0	29	0
Currency	(1)	1	0	0	0	0
Total gains (losses) on hedged item	(6)	6	0	0	29	0
Total gains (losses) on fair value hedges net of hedged item	0	4	0	0	1	0
Cash flow hedges
Interest Rate	2	0	0	0	0	(1)
Currency	3	0	0	0	0	18
Currency/Interest Rate	33	52	209	0	0	704
Total gains (losses) on cash flow hedges	38	52	209	0	0	721
Net investment hedges
Currency	2	0	0	0	0	5
Currency/Interest Rate	0	0	0	0	0	0
Total gains (losses) on net investment hedges	2	0	0	0	0	5
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(434)	0	0	0	0	0
Currency	(133)	0	(1)	0	0	0
Currency/Interest Rate	573	0	2	0	0	0
Credit	(1)	0	0	0	0	0
Equity	(258)	0	0	0	0	0
Other	(1)	0	0	0	0	0
Embedded Derivatives	658	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	404	0	1	0	0	0
Total	$444	$56	$210	$0	$1	$726

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$22	$(6)	$0	$0	$(111)	$0
Currency	3	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	25	(6)	0	0	(111)	0
Gains (losses) on the hedged item:
Interest Rate	(24)	19	0	0	115	0
Currency	(3)	2	0	0	0	0
Total gains (losses) on hedged item	(27)	21	0	0	115	0
Total gains (losses) on fair value hedges net of hedged item	(2)	15	0	0	4	0
Cash flow hedges
Interest Rate	2	0	0	(1)	0	6
Currency	0	0	0	0	0	9
Currency/Interest Rate	27	100	118	0	0	123
Total gains (losses) on cash flow hedges	29	100	118	(1)	0	138
Net investment hedges
Currency	0	0	0	0	0	3
Currency/Interest Rate	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	3
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,949)	0	0	0	0	0
Currency	279	0	0	0	0	0
Currency/Interest Rate	25	0	1	0	0	0
Credit	(5)	0	0	0	0	0
Equity	(248)	0	0	0	0	0
Other	(1)	0	0	0	0	0
Embedded Derivatives	2,637	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	738	0	1	0	0	0
Total	$765	$115	$119	$(1)	$4	$141
_________

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2018	$811
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	9
Amount recorded in AOCI
Interest Rate	21
Currency	7
Currency/Interest Rate	341
Total amount recorded in AOCI	369
Amount reclassified from AOCI to income
Interest Rate	1
Currency	(2)
Currency/Interest Rate	(171)
Total amount reclassified from AOCI to income	(172)
Balance, June 30, 2019	$1,017

_________

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2019 values, it is estimated that a pre-tax gain of approximately $251 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2020, offset by amounts pertaining to the hedged items.

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

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $534 million and $532 million as of June 30, 2019 and December 31, 2018, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $100 million and $110 million as of June 30, 2019 and December 31, 2018, respectively. These credit derivatives are reported at fair value as an asset of $1 million as of both June 30, 2019 and December 31, 2018. As of June 30, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $36 million in NAIC 1; $60 million in NAIC 2; and $4 million in NAIC 3. The Company has also written credit protection on certain index references with notional amounts of $2,984 million and $4,953 million as of June 30, 2019 and December 31, 2018, respectively. These credit derivatives are reported at fair value as an asset of $100 million and $10 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $51 million in NAIC 1; $1,908 million in NAIC 3; and $1,025 million NAIC 6. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. The single name credit derivatives have maturities of less than 2 years, while the index references have maturities of less than 43 years.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2019 and December 31, 2018, the Company had $82 million and $145 million of outstanding notional amounts and reported at fair value as a liability of $0 million and $1 million, respectively.

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

As of June 30, 2019, there were no net liability derivative positions with counterparties with credit risk-related contingent features; as such, all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$34,361	$94	$	$34,455
Obligations of U.S. states and their political subdivisions	0	11,198	4		11,202
Foreign government bonds	0	121,058	24		121,082
U.S. corporate public securities	0	93,402	116		93,518
U.S. corporate private securities(2)	0	33,213	1,765		34,978
Foreign corporate public securities	0	30,240	71		30,311
Foreign corporate private securities	0	25,928	840		26,768
Asset-backed securities(3)	0	11,937	798		12,735
Commercial mortgage-backed securities	0	15,109	45		15,154
Residential mortgage-backed securities	0	3,169	18		3,187
Subtotal	0	379,615	3,775		383,390
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	192	0		192
Obligations of U.S. states and their political subdivisions	0	210	0		210
Foreign government bonds	0	844	26		870
Corporate securities	0	13,077	553		13,630
Asset-backed securities(3)	0	1,569	57		1,626
Commercial mortgage-backed securities	0	2,297	0		2,297
Residential mortgage-backed securities	0	1,014	0		1,014
Equity securities	1,360	272	1		1,633
All other(4)	0	365	1		366
Subtotal	1,360	19,840	638		21,838
Fixed maturities, trading	0	3,459	296		3,755
Equity securities	5,212	831	624		6,667
Commercial mortgage and other loans	0	645	0		645
Other invested assets(5)	4	14,101	436	(13,063)	1,478
Short-term investments	1,888	2,450	288		4,626
Cash equivalents	778	7,138	1		7,917
Other assets	0	0	98		98
Separate account assets(6)(7)	44,622	232,742	1,708		279,072
Total assets	$53,864	$660,821	$7,864	$(13,063)	$709,486
Future policy benefits(8)	$0	$0	$12,723	$	$12,723
Policyholders’ account balances	0	0	1,047		1,047
Other liabilities	13	6,912	0	(6,368)	557
Notes issued by consolidated VIEs	0	0	816		816
Total liabilities	$13	$6,912	$14,586	$(6,368)	$15,143

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$30,513	$81	$	$30,594
Obligations of U.S. states and their political subdivisions	0	10,488	5		10,493
Foreign government bonds	0	112,985	125		113,110
U.S. corporate public securities	0	83,282	133		83,415
U.S. corporate private securities(2)	0	31,265	1,755		33,020
Foreign corporate public securities	0	29,148	53		29,201
Foreign corporate private securities	0	23,787	744		24,531
Asset-backed securities(3)	0	11,726	1,247		12,973
Commercial mortgage-backed securities	0	13,302	13		13,315
Residential mortgage-backed securities	0	2,925	79		3,004
Subtotal	0	349,421	4,235		353,656
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	381	0		381
Obligations of U.S. states and their political subdivisions	0	196	0		196
Foreign government bonds	0	858	225		1,083
Corporate securities	0	12,675	444		13,119
Asset-backed securities(3)	0	1,516	149		1,665
Commercial mortgage-backed securities	0	2,324	0		2,324
Residential mortgage-backed securities	0	811	0		811
Equity securities	1,222	237	1		1,460
All other(4)	0	215	0		215
Subtotal	1,222	19,213	819		21,254
Fixed maturities, trading	0	3,037	206		3,243
Equity securities	4,819	610	671		6,100
Commercial mortgage and other loans	0	763	0		763
Other invested assets(5)	23	10,454	263	(9,331)	1,409
Short-term investments	2,713	2,691	89		5,493
Cash equivalents	2,848	6,553	77		9,478
Other assets	0	0	25		25
Separate account assets(6)(7)	39,534	212,998	1,534		254,066
Total assets	$51,159	$605,740	$7,919	$(9,331)	$655,487
Future policy benefits(8)	$0	$0	$8,926	$	$8,926
Policyholders’ account balances	0	0	56		56
Other liabilities	18	5,398	0	(5,281)	135
Notes issued by consolidated VIEs	0	0	595		595
Total liabilities	$18	$5,398	$9,577	$(5,281)	$9,712
__________

(1)
“Netting” amounts represent cash collateral of $6,695 million and $4,050 million as of June 30, 2019 and December 31, 2018, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)
Excludes notes with fair value of $4,356 million (carrying amount of $4,356 million) and $4,216 million (carrying amount of $4,216 million) as of June 30, 2019 and December 31, 2018, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	All other represents cash equivalents and short-term investments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(5)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2019 and December 31, 2018, the fair values of such investments were $4,089 million and $4,115 million respectively.

(6)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of June 30, 2019 and December 31, 2018, the fair value of such investments was $24,508 million and $25,070 million, respectively.

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

(8)
As of June 30, 2019, the net embedded derivative liability position of $12.7 billion includes $0.6 billion of embedded derivatives in an asset position and $13.3 billion of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $8.9 billion includes $0.7 billion of embedded derivatives in an asset position and $9.6 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,441	Discounted cash flow	Discount rate	0.36%	-	20%	8.37%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X	-	9.2X	7.0X	Increase
		Liquidation	Liquidation value	3.98%	-	100%	58.42%	Increase
Separate account assets-commercial mortgage loans(4)	$860	Discounted cash flow	Spread	1.06%	-	2.44%	1.21%	Decrease
Liabilities:
Future policy benefits(5)	$12,723	Discounted cash flow	Lapse rate(7)	1%	-	18%		Decrease
			Spread over LIBOR(8)	0.16%	-	1.24%		Decrease
			Utilization rate(9)	43%	-	97%		Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)	0%	-	15%		Decrease
			Equity volatility curve	13%	-	23%		Increase
Policyholders’ account balances(6)	$1,047	Discounted cash flow	Lapse rate(7)	1%	-	42%		Decrease
			Spread over LIBOR(8)	0.16%	-	1.24%		Decrease
			Mortality rate(11)	0%	-	24%		Decrease
			Equity volatility curve	10%	-	23%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,392	Discounted cash flow	Discount rate	0.57%	-	20%	8.58%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X	-	8.5X	8.1X	Increase
		Liquidation	Liquidation value	11.77%	-	94%	32.16%	Increase
Separate account assets-commercial mortgage loans(4)	$785	Discounted cash flow	Spread	1.12%	-	2.55%	1.29%	Decrease
Liabilities:
Future policy benefits(5)	$8,926	Discounted cash flow	Lapse rate(7)	1%	-	13%		Decrease
			Spread over LIBOR(8)	0.36%	-	1.60%		Decrease
			Utilization rate(9)	50%	-	97%		Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)	0%	-	15%		Decrease
			Equity volatility curve	18%	-	22%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

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

(6)
Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(7)
Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.

(8)
The spread over the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

(9)
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

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(11)
The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$88	$0	$6	$0	$0	$0	$0	$0	$0	$94	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	138	(1)	0	0	0	0	(2)	0	(111)	24	0
Corporate securities(3)	2,757	6	288	(17)	0	(225)	1	19	(37)	2,792	(5)
Structured securities(4)	1,915	8	113	(47)	0	(101)	9	17	(1,053)	861	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	29	0	0	0	0	(3)	0	0	0	26	0
Corporate securities(3)	592	5	14	0	0	(67)	0	10	(1)	553	11
Structured securities(4)	60	1	0	0	0	(4)	0	0	0	57	1
Equity securities	1	1	0	(1)	0	0	0	0	0	1	0
All other activity	0	0	3	0	0	(2)	0	0	0	1	0
Other assets:
Fixed maturities, trading	240	(7)	36	(13)	0	0	1	39	0	296	(7)
Equity securities	674	16	23	(13)	0	(59)	6	1	(24)	624	15
Other invested assets	373	0	61	0	0	0	2	0	0	436	0
Short-term investments	168	0	273	0	0	(153)	0	0	0	288	0
Cash equivalents	1	0	0	0	0	0	0	0	0	1	0
Other assets	48	42	8	0	0	0	0	0	0	98	41
Separate account assets(5)	1,635	44	139	(6)	0	(27)	0	0	(77)	1,708	41
Liabilities:
Future policy benefits	(10,025)	(2,400)	0	0	(298)	0	0	0	0	(12,723)	(2,503)
Policyholders’ account balances(6)	(146)	(828)	0	0	(73)	0	0	0	0	(1,047)	(821)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(817)	1	0	0	0	0	0	0	0	(816)	1

	Three Months Ended June 30, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(11)	$0	$0	$18	$6	$(5)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	6	0	0	1	0	12	0
Other assets:
Fixed maturities, trading	0	(8)	0	0	1	0	(7)	0
Equity securities	0	16	0	0	0	0	15	0
Other invested assets	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	42	0	0	0	0	41	0	0
Separate account assets(5)	0	0	43	0	1	0	0	41
Liabilities:
Future policy benefits	(2,400)	0	0	0	0	(2,503)	0	0
Policyholders’ account balances	(828)	0	0	0	0	(821)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	1	0	0	0	0	1	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$81	$0	$13	$0	$0	$0	$0	$0	$0	$94	$0
U.S. states	5	0	0	0	0	(1)	0	0	0	4	0
Foreign government	125	2	0	0	0	0	(1)	9	(111)	24	0
Corporate securities(3)	2,685	10	607	(29)	0	(604)	(1)	183	(59)	2,792	(26)
Structured securities(4)	1,339	25	431	(47)	0	(332)	7	750	(1,312)	861	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	225	0	0	0	0	(3)	(196)	0	0	26	0
Corporate securities(3)	444	10	41	0	0	(143)	196	10	(5)	553	6
Structured securities(4)	149	1	6	0	0	(25)	0	0	(74)	57	1
Equity securities	1	1	0	(1)	0	0	0	0	0	1	1
All other activity	0	0	3	0	0	(2)	0	0	0	1	0
Other assets:
Fixed maturities, trading	206	(11)	74	(14)	0	0	3	39	(1)	296	(7)
Equity securities	671	24	46	(24)	0	(74)	4	1	(24)	624	22
Other invested assets	263	(1)	218	0	0	(42)	(2)	0	0	436	(1)
Short-term investments	89	0	426	0	0	(227)	0	0	0	288	0
Cash equivalents	77	0	1	0	0	(77)	0	0	0	1	0
Other assets	25	56	17	0	0	0	0	0	0	98	55
Separate account assets(5)	1,534	125	228	(17)	0	(50)	0	0	(112)	1,708	115
Liabilities:
Future policy benefits	(8,926)	(3,210)	0	0	(588)	0	1	0	0	(12,723)	(3,364)
Policyholders’ account balances(6)	(56)	(879)	0	0	(109)	0	(3)	0	0	(1,047)	(872)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(595)	(1)	0	0	(858)	638	0	0	0	(816)	(1)

	Six Months Ended June 30, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(13)	$0	$0	$40	$10	$(26)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	9	0	0	3	0	8	0
Other assets:
Fixed maturities, trading	0	(12)	0	0	1	0	(7)	0
Equity securities	0	24	0	0	0	0	22	0
Other invested assets	(1)	0	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	56	0	0	0	0	55	0	0
Separate account assets(5)	0	0	123	0	2	0	0	115
Liabilities:
Future policy benefits	(3,210)	0	0	0	0	(3,364)	0	0
Policyholders’ account balances	(879)	0	0	0	0	(872)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(1)	0	0	0	0	(1)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$59	$0	$8	$0	$0	$0	$0	$0	$0	$67	$0
U.S. states	5	0	0	0	0	0	0	0	0	5	0
Foreign government	128	(2)	0	0	0	0	(4)	15	0	137	0
Corporate securities(3)	2,735	(29)	257	(3)	0	(286)	(31)	69	(21)	2,691	(21)
Structured securities(4)	6,899	(9)	441	(278)	0	(668)	(24)	62	(4,759)	1,664	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	220	4	0	0	0	(3)	0	0	0	221	2
Corporate securities(3)	468	(10)	41	0	0	(51)	0	40	0	488	(10)
Structured securities(4)	664	(2)	16	0	0	(129)	0	5	(447)	107	(1)
Equity securities	5	0	0	(1)	0	0	0	0	0	4	0
All other activity	7	0	24	0	0	(26)	0	0	0	5	0
Other assets:
Fixed maturities, trading	204	5	9	(38)	0	(3)	(2)	1	(3)	173	0
Equity securities	785	(12)	35	(15)	0	(2)	(11)	3	0	783	(15)
Other invested assets	144	(4)	0	(12)	0	0	(6)	0	0	122	(3)
Short-term investments	10	0	8	0	0	(14)	(3)	0	0	1	0
Cash equivalents	0	0	9	0	0	(7)	0	0	0	2	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets(5)	2,360	22	253	(14)	0	(140)	0	29	(694)	1,816	21
Liabilities:
Future policy benefits	(6,981)	683	0	0	(287)	0	0	0	0	(6,585)	612
Policyholders’ account balances(6)	(40)	(8)	0	0	0	6	0	0	0	(42)	(8)
Other liabilities	(16)	(10)	8	0	0	0	0	0	0	(18)	(10)
Notes issued by consolidated VIEs	(612)	3	0	0	0	0	0	0	0	(609)	3

	Three Months Ended June 30, 2018
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(19)	$0	$0	$(25)	$4	$(21)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(11)	0	0	3	0	(9)	0
Other assets:
Fixed maturities, trading	1	4	0	0	0	0	0	0
Equity securities	0	(12)	0	0	0	0	(15)	0
Other invested assets	(4)	0	0	0	0	(3)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0
Separate account assets(5)	0	0	22	0	0	0	0	21
Liabilities:
Future policy benefits	683	0	0	0	0	612	0	0
Policyholders’ account balances	(8)	0	0	0	0	(8)	0	0
Other liabilities	(10)	0	0	0	0	(10)	0	0
Notes issued by consolidated VIEs	3	0	0	0	0	3	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$52	$0	$15	$0	$0	$0	$0	$0	$0	$67	$0
U.S. states	5	0	0	0	0	0	0	0	0	5	0
Foreign government	148	(2)	0	0	0	0	(3)	20	(26)	137	0
Corporate securities(3)	2,776	(18)	375	(4)	0	(455)	(19)	129	(93)	2,691	(30)
Structured securities(4)	6,715	(24)	1,989	(344)	0	(1,317)	6	1,133	(6,494)	1,664	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	223	1	0	0	0	(3)	0	0	0	221	(2)
Corporate securities(3)	462	(9)	65	0	0	(69)	0	40	(1)	488	(9)
Structured securities(4)	722	(2)	19	0	0	(142)	0	33	(523)	107	(1)
Equity securities	4	1	0	(1)	0	0	0	0	0	4	1
All other activity	7	0	43	0	0	(45)	0	0	0	5	0
Other assets:
Fixed maturities, trading	156	3	49	(42)	0	(3)	3	12	(5)	173	4
Equity securities	795	2	42	(32)	0	(39)	15	3	(3)	783	(1)
Other invested assets	137	4	1	(12)	0	0	(8)	0	0	122	2
Short-term investments	8	(1)	22	0	0	(26)	(2)	0	0	1	(1)
Cash equivalents	0	0	9	0	0	(7)	0	0	0	2	0
Other assets	13	(13)	0	0	0	0	0	0	0	0	(13)
Separate account assets(5)	2,122	(11)	490	(22)	0	(261)	0	224	(726)	1,816	(5)
Liabilities:
Future policy benefits	(8,720)	2,709	0	0	(574)	0	0	0	0	(6,585)	2,529
Policyholders’ account balances(6)	(47)	(3)	0	0	0	8	0	0	0	(42)	(3)
Other liabilities	(3)	(34)	18	0	0	0	1	0	0	(18)	(33)
Notes issued by consolidated VIEs	(1,196)	0	0	0	0	0	587	0	0	(609)	0

	Six Months Ended June 30, 2018
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(13)	$0	$0	$(39)	$8	$(30)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(13)	0	0	4	0	(11)	0
Other assets:
Fixed maturities, trading	1	2	0	0	0	0	4	0
Equity securities	0	2	0	0	0	0	(1)	0
Other invested assets	4	0	0	0	0	2	0	0
Short-term investments	(1)	0	0	0	0	(1)	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	(13)	0	0	0	0	(13)	0	0
Separate account assets(5)	0	0	(11)	0	0	0	0	(5)
Liabilities:
Future policy benefits	2,709	0	0	0	0	2,529	0	0
Policyholders’ account balances	(3)	0	0	0	0	(3)	0	0
Other liabilities	(34)	0	0	0	0	(33)	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)
“Other,” for the periods ended June 30, 2019 and June 30, 2018, primarily represent deconsolidation of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.

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

(6)	Issuances and settlements for Policyholders’ account balances are presented net in the rollforward. Prior year amounts are restated to conform to current year presentation.

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

	As of June 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$3	$10,548	$1	$	$10,552
Currency	0	346	0		346
Credit	0	103	0		103
Currency/Interest Rate	0	2,497	0		2,497
Equity	1	607	0		608
Other	0	0	0		0
Netting(1)				(13,063)	(13,063)
Total derivative assets	$4	$14,101	$1	$(13,063)	$1,043
Derivative Liabilities:
Interest Rate	$8	$4,938	$0	$	$4,946
Currency	0	122	0		122
Credit	0	2	0		2
Currency/Interest Rate	0	756	0		756
Equity	5	1,094	0		1,099
Other	0	0	0		0
Netting(1)				(6,368)	(6,368)
Total derivative liabilities	$13	$6,912	$0	$(6,368)	$557

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$23	$6,341	$2	$	$6,366
Currency	0	273	0		273
Credit	0	33	0		33
Currency/Interest Rate	0	2,292	0		2,292
Equity	0	1,515	0		1,515
Other	0	0	0		0
Netting(1)				(9,331)	(9,331)
Total derivative assets	$23	$10,454	$2	$(9,331)	$1,148
Derivative Liabilities:
Interest Rate	$2	$3,818	$0	$	$3,820
Currency	0	140	0		140
Credit	0	23	0		23
Currency/Interest Rate	0	778	0		778
Equity	7	640	0		647
Other	0	0	0		0
Netting(1)				(5,281)	(5,281)
Total derivative liabilities	$9	$5,399	$0	$(5,281)	$127
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0

	Six Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(3)	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	2	(1)	0	0	0	0	0	0	0	1	(1)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$6	$0	$0	$0	$0	$0	$(4)	$0	$0	$2	$0
Net Derivative - Interest Rate	6	(4)	0	0	0	0	0	0	0	2	4

	Six Months Ended June 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other(3)	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$10	$1	$0	$0	$0	$0	$(9)	$0	$0	$2	$0
Net Derivative - Interest Rate	(3)	5	0	0	0	0	0	0	0	2	5
______

(1)	Total realized and unrealized gains (losses) as well as unrealized gains (losses) for assets still held at the end of the period are recorded in “Realized investment gains (losses), net.”

(2)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

(3)	Represents conversion of warrants to equity shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$0	$(13)	$0	$(13)
Mortgage servicing rights(2)	$(1)	$2	$(2)	$4

	June 30, 2019	December 31, 2018
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$14	$47
Mortgage servicing rights(2)	$66	$73
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

(2)
Mortgage servicing rights are valued using a discounted cash flow model. The model incorporates assumptions for servicing revenues, which are adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses. The discount rates incorporated into the model are determined based on the estimated returns a market participant would require for this business including a liquidity and risk premium. This estimate includes available relevant data from any active market sales of mortgage servicing rights.

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(1)	$(3)	$1	$0

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Commercial mortgage and other loans:
Interest income	$5	$4	$11	$6
Notes issued by consolidated VIEs:
Interest expense	$13	$9	$22	$18

	June 30, 2019	December 31, 2018
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$645	$763
Aggregate contractual principal as of period end	$639	$754
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$816	$595
Aggregate contractual principal as of period end	$857	$632
__________

(1)	As of June 30, 2019, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,310	$100	$2,410	$2,009
Assets supporting experience-rated contractholders liabilities	5	0	0	5	5
Commercial mortgage and other loans	0	111	62,873	62,984	60,583
Policy loans	0	0	12,030	12,030	12,030
Other invested assets	0	36	0	36	36
Short-term investments	1,065	181	0	1,246	1,246
Cash and cash equivalents	6,222	1,282	0	7,504	7,504
Accrued investment income	0	3,355	0	3,355	3,355
Other assets	149	2,707	546	3,402	3,400
Total assets	$7,441	$9,982	$75,549	$92,972	$90,168
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,849	$69,964	$101,813	$100,934
Securities sold under agreements to repurchase	0	9,741	0	9,741	9,741
Cash collateral for loaned securities	0	4,235	0	4,235	4,235
Short-term debt	0	1,870	926	2,796	2,659
Long-term debt(3)	1,909	16,780	1,334	20,023	17,841
Notes issued by consolidated VIEs	0	0	430	430	430
Other liabilities	0	6,431	545	6,976	6,976
Separate account liabilities—investment contracts	0	74,167	24,792	98,959	98,959
Total liabilities	$1,909	$145,073	$97,991	$244,973	$241,775

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,468	$904	$2,372	$2,013
Assets supporting experience-rated contractholders liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	109	59,106	59,215	59,067
Policy loans	0	0	12,016	12,016	12,016
Other invested assets	0	40	0	40	40
Short-term investments	951	25	0	976	976
Cash and cash equivalents	4,871	1,004	0	5,875	5,875
Accrued investment income	0	3,318	0	3,318	3,318
Other assets	141	2,189	483	2,813	2,813
Total assets	$5,963	$8,153	$72,509	$86,625	$86,118
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,422	$67,006	$98,428	$99,829
Securities sold under agreements to repurchase	0	9,950	0	9,950	9,950
Cash collateral for loaned securities	0	3,929	0	3,929	3,929
Short-term debt	0	1,854	658	2,512	2,451
Long-term debt(3)	1,734	15,057	1,181	17,972	17,378
Notes issued by consolidated VIEs	0	0	360	360	360
Other liabilities	0	6,338	510	6,848	6,848
Separate account liabilities—investment contracts	0	66,914	26,022	92,936	92,936
Total liabilities	$1,734	$135,464	$95,737	$232,935	$233,681
__________

(1)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(2)
Excludes notes with fair value of $5,190 million (carrying amount of $4,879 million) and $4,879 million (carrying amount of $4,879 million) as of June 30, 2019 and December 31, 2018, respectively, which have been offset with the associated payables under a netting agreement.

(3)
Includes notes with fair value of $9,546 million (carrying amount of $9,235 million) and $9,095 million (carrying amount of $9,095 million) as of June 30, 2019 and December 31, 2018, respectively, which have been offset with the associated receivables under a netting agreement.

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

June 30, 2019
(in millions)
Operating Leases:

Right-of-use assets	$561
Lease liabilities	$589

Weighted average remaining lease term	6 years
Weighted average discount rate	2.62%

Maturities of operating lease liabilities are as follows:

June 30, 2019
(in millions)
2019 (July — December)	$85
2020	141
2021	122
2022	88
2023	65
Thereafter	144
Total lease payments	645
Less imputed interest	(56)
Total	$589

Lease expense is included in “General and administrative expenses.” The expense was comprised of operating lease costs and short-term lease costs of $35 million and $26 million, respectively, for the three months ended June 30, 2019, and $69 million and $50 million, respectively, for the six months ended June 30, 2019. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Lessor

The Company directly owns real estate properties within its investment portfolio. Such real estate is leased to third-parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying the practical expedient discussed in Note 2. Lease income included in “Net investment income” was $50 million and $100 million for the three and six months ended June 30, 2019, respectively.

8. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For more information on the Closed Block, see Note 14 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2019 and December 31, 2018, the Company recognized a policyholder dividend obligation of $2,359 million and $2,252 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,201 million and $899 million at June 30, 2019 and December 31, 2018, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Closed Block liabilities
Future policy benefits	$47,940	$48,282
Policyholders’ dividends payable	810	812
Policyholders’ dividend obligation	5,560	3,150
Policyholders’ account balances	5,011	5,061
Other Closed Block liabilities	4,282	3,955
Total Closed Block liabilities	63,603	61,260
Closed Block assets
Fixed maturities, available-for-sale, at fair value	40,602	38,538
Fixed maturities, trading, at fair value	236	195
Equity securities, at fair value	2,055	1,784
Commercial mortgage and other loans	8,451	8,782
Policy loans	4,328	4,410
Other invested assets	3,291	3,316
Short-term investments	659	477
Total investments	59,622	57,502
Cash and cash equivalents	633	467
Accrued investment income	460	466
Other Closed Block assets	199	105
Total Closed Block assets	60,914	58,540
Excess of reported Closed Block liabilities over Closed Block assets	2,689	2,720
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3,156	857
Allocated to policyholder dividend obligation	(3,201)	(899)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,644	$2,678

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2019
(in millions)
Balance, December 31, 2018	$3,150
Impact from earnings allocable to policyholder dividend obligation	107
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	2,303
Balance, June 30, 2019	$5,560

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues
Premiums	$581	$602	$1,108	$1,152
Net investment income	576	593	1,141	1,190
Realized investment gains (losses), net	49	110	105	108
Other income (loss)	97	85	325	107
Total Closed Block revenues	1,303	1,390	2,679	2,557
Benefits and Expenses
Policyholders’ benefits	780	778	1,489	1,506
Interest credited to policyholders’ account balances	32	33	64	66
Dividends to policyholders	415	508	968	816
General and administrative expenses	89	92	178	184
Total Closed Block benefits and expenses	1,316	1,411	2,699	2,572
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(13)	(21)	(20)	(15)
Income tax expense (benefit)	(29)	(36)	(53)	(45)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$16	$15	$33	$30

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $394 million, or 19.5% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first six months of 2019, compared to $420 million, or 21.6%, in the first six months of 2018. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at higher rates than the U.S. statutory rate. In addition, the first six months of 2018 also includes a $27 million reduction in income tax expense primarily related to refinements of the Company’s provisional estimates related to the U.S. Tax Cuts and Jobs Act of 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2019	December 31, 2018
	($ in millions)
Commercial paper:
Prudential Financial	$25	$15
Prudential Funding, LLC	820	727
Subtotal commercial paper	845	742
Mortgage Debt(1)	52	53
Current portion of long-term debt(2)	1,756	1,656
Other(3)	6	0
Total short-term debt(4)	$2,659	$2,451
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$220	$301
Daily average commercial paper outstanding	$1,676	$1,554
Weighted average maturity of outstanding commercial paper, in days	11	12
Weighted average interest rate on outstanding commercial paper	2.42%	1.90%
__________
(1) Includes $52 million and $53 million of mortgage debt denominated in foreign currency at June 30, 2019 and December 31, 2018, respectively.
(2) Includes $1,003 million and $1,100 million of senior notes at June 30, 2019 and December 31, 2018, respectively, and $253 million and $57 million of mortgage debt that has recourse only to real estate investment property at June 30, 2019 and December 31, 2018, respectively.
(3) Includes $6 million drawn on a revolving line of credit held by a subsidiary at June 30, 2019.
(4) Includes Prudential Financial debt of $1,027 million and $1,115 million at June 30, 2019 and December 31, 2018, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2019, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2019	December 31, 2018

	(in millions)
Fixed-rate obligations:
Surplus notes	$342	$341
Surplus notes subject to set-off arrangements(1)	7,035	6,895
Senior notes	9,106	8,774
Mortgage debt(2)	160	237
Floating-rate obligations:
Line of credit	299	0
Surplus notes subject to set-off arrangements(1)	2,200	2,200
Senior notes	29	29
Mortgage debt(3)	333	429
Junior subordinated notes(4)	7,572	7,568
Subtotal	27,076	26,473
Less: assets under set-off arrangements(1)	9,235	9,095
Total long-term debt(5)	$17,841	$17,378
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $99 million and $101 million of debt denominated in foreign currency at June 30, 2019 and December 31, 2018, respectively.

(3)	Includes $166 million and $206 million of debt denominated in foreign currency at June 30, 2019 and December 31, 2018, respectively.

(4)	Includes Prudential Financial debt of $7,514 million at June 30, 2019. Also includes subsidiary debt of $58 million denominated in foreign currency at June 30, 2019.

(5)	Includes Prudential Financial debt of $16,475 million and $16,141 million at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Line of Credit. PGIM entered into a $300 million syndicated credit facility in April 2019 that is secured by certain of PGIM’s fund investments.  The facility has a three-year term and extends for additional one-year periods unless terminated.  The lenders on the facility have recourse only to the collateral pledged by PGIM.  The facility was fully drawn as of June 30, 2019.

Senior Notes. As of June 30, 2019, the outstanding balance of the Company’s senior notes was $10.14 billion, an increase of $0.2 billion from December 31, 2018. The increase was due to the issuance in the first quarter of $1 billion of notes with an interest rate of 4.350% maturing in February 2050, offset by $0.8 billion in debt maturities in the second quarter.

Mortgage Debt. As of June 30, 2019, the Company’s subsidiaries had mortgage debt of $799 million that has recourse only to real estate property held for investment by those subsidiaries. This represents an increase of $23 million from December 31, 2018, due to a $28 million increase from new borrowings, offset by a $5 million decrease from foreign currency exchange rate fluctuations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$72	$79	$5	$6
Interest cost	123	112	20	17
Expected return on plan assets	(204)	(205)	(23)	(27)
Amortization of prior service cost	(1)	(1)	1	0
Amortization of actuarial (gain) loss, net	54	54	6	5
Settlements	48	0	0	0
Special termination benefits	1	1	0	0
Net periodic (benefit) cost	$93	$40	$9	$1

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$145	$158	$11	$12
Interest cost	246	224	39	35
Expected return on plan assets	(408)	(409)	(47)	(54)
Amortization of prior service cost	(2)	(2)	2	0
Amortization of actuarial (gain) loss, net	108	107	12	9
Settlements	48	0	0	0
Special termination benefits	1	1	0	0
Net periodic (benefit) cost	$138	$79	$17	$2

12. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2018	660.1	249.4	410.7
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.4	(10.4)
Stock-based compensation programs(1)	0.0	(2.7)	2.7
Balance, June 30, 2019	660.1	257.1	403.0
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2018, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2019 through December 31, 2019. As of June 30, 2019, 10.4 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $1.0 billion.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividends declared per share of Common Stock	$1.00	$0.90	$2.00	$1.80

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2018	$(564)	$14,745	$(3,275)	$10,906
Change in OCI before reclassifications	98	17,296	(39)	17,355
Amounts reclassified from AOCI	5	(501)	120	(376)
Income tax benefit (expense)	8	(3,899)	(19)	(3,910)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, June 30, 2019	$(453)	$27,648	$(3,213)	$23,982

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2017	$(269)	$19,968	$(2,625)	$17,074
Change in OCI before reclassifications	(44)	(7,502)	15	(7,531)
Amounts reclassified from AOCI	0	(490)	114	(376)
Income tax benefit (expense)	6	1,704	(28)	1,682
Cumulative effect of adoption of ASU 2016-01	0	(847)	0	(847)
Cumulative effect of adoption of ASU 2018-02	(231)	2,282	(398)	1,653
Balance, June 30, 2018	$(538)	$15,115	$(2,922)	$11,655
__________

(1)
Includes cash flow hedges of $1,017 million and $811 million as of June 30, 2019 and December 31, 2018, respectively, and $99 million and $(39) million as of June 30, 2018 and December 31, 2017, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statements of Operations
	2019	2018	2019	2018
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$0	$(5)	$0	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	0	0	Other income (loss)
Total foreign currency translation adjustment	0	0	(5)	0
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	0	2	(1)	2	(3)
Cash flow hedges—Currency	1	3	2	0	(3)
Cash flow hedges—Currency/Interest rate	156	294	171	245	(3)
Net unrealized investment gains (losses) on available-for-sale securities	69	165	329	243
Total net unrealized investment gains (losses)	226	464	501	490	(4)
Amortization of defined benefit pension items:
Prior service cost	0	1	0	2	(5)
Actuarial gain (loss)	(60)	(59)	(120)	(116)	(5)
Total amortization of defined benefit pension items	(60)	(58)	(120)	(114)
Total reclassifications for the period	$166	$406	$376	$376
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2018	$189	$(1)	$4	$(23)	$(61)	$108
Net investment gains (losses) on investments arising during the period	118				(27)	91
Reclassification adjustment for (gains) losses included in net income	(29)				7	(22)
Reclassification adjustment for OTTI losses excluded from net income(1)	0				0	0
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		0			0	0
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			(4)		1	(3)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(4)	1	(3)
Balance, June 30, 2019	$278	$(1)	$0	$(27)	$(79)	$171
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2018	$22,531	$(738)	$(791)	$(894)	$(5,471)	$14,637
Net investment gains (losses) on investments arising during the period	21,474				(4,925)	16,549
Reclassification adjustment for (gains) losses included in net income	(472)				108	(364)
Reclassification adjustment for OTTI losses excluded from net income(2)	0				0	0
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(1,180)			251	(929)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			(798)		201	(597)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(2,312)	486	(1,826)
Cumulative effect of adoption of ASU 2017-12	9				(2)	7
Balance, June 30, 2019	$43,542	$(1,918)	$(1,589)	$(3,206)	$(9,352)	$27,477
__________

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended June 30,
	2019			2018
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$738			$200
Less: Income (loss) attributable to noncontrolling interests	30			3
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	8			4
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$700	405.3	$1.73	$193	419.5	$0.46
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$8			$4
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	8			4
Stock options		1.3			1.5
Deferred and long-term compensation programs		1.1			1.1
Exchangeable Surplus Notes	6	6.2		6	5.9
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$706	413.9	$1.71	$199	428.0	$0.46

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2019			2018
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,675			$1,564
Less: Income (loss) attributable to noncontrolling interests	35			4
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	18			18
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,622	407.3	$3.98	$1,542	420.8	$3.66
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$18			$18
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	18			18
Stock options		1.2			1.7
Deferred and long-term compensation programs		1.1			1.1
Exchangeable Surplus Notes	11	6.2		11	5.9
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,633	415.8	$3.93	$1,553	429.5	$3.62

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2019 and 2018, as applicable, were based on 4.5 million and 4.9 million of such awards, respectively, and for the six months ended June 30, 2019 and 2018, as applicable, were based on 4.6 million and 4.9 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2019		2018
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.9	$105.95	0.8	$108.61
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.9		0.8

	Six Months Ended June 30,
	2019		2018
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.0	$104.57	0.5	$108.35
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	1.0		0.5

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which were exchangeable at the option of the note holders for shares of Common Stock. As of June 30, 2019, the exchange rate for the notes was 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes, which is equivalent to approximately 6.2 million shares and an exchange price per share of Common Stock of $80.73. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes are outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive. In July 2019, the note holders delivered notice to the Company indicating their intention to exercise the exchange option. In August 2019, as a result of the note holders’ exercise of the exchange option, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied.

14. SEGMENT INFORMATION

Segments

The Company’s principal operations are comprised of five divisions, which together encompass seven segments, and its Corporate and Other operations. The PGIM division consists of the PGIM segment. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance segments. The U.S. Individual Solutions division consists of the Individual Annuities and Individual Life segments. The Company also collectively refers to the U.S. Workplace Solutions division and the U.S. Individual Solutions division as the U.S. Financial Wellness businesses. The International Insurance division consists of the International Insurance segment. The Closed Block division consists of the Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Black division.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the following items:

•	realized investment gains (losses), net, and related adjustments;

•	charges related to realized investment gains (losses), net;

•	market experience updates;

•	net investment gains (losses) on assets supporting experience-rated contractholder liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	divested and run-off businesses; and

•	equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests.

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For more information on these reconciling items, see Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company has historically recognized the immediate impacts from changes in current market conditions on estimates of profitability in current period adjusted operating income. Beginning with the second quarter of 2019, these impacts are excluded from adjusted operating income which the Company believes enhances the understanding of underlying performance trends. These amounts represent the impact of those changes on DAC and other costs and reserves, primarily resulting from variable annuity and variable and universal life products.

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$264	$254	$478	$486
Total PGIM division	264	254	478	486
Retirement	467	277	718	594
Group Insurance	81	82	134	137
Total U.S. Workplace Solutions division	548	359	852	731
Individual Annuities(1)	462	507	934	1,026
Individual Life	(135)	43	(30)	79
Total U.S. Individual Solutions division	327	550	904	1,105
International Insurance	849	784	1,771	1,640
Total International Insurance division	849	784	1,771	1,640
Corporate and Other operations	(335)	(286)	(747)	(580)
Total Corporate and Other	(335)	(286)	(747)	(580)
Total segment adjusted operating income before income taxes	1,653	1,661	3,258	3,382
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(548)	393	(1,211)	480
Charges related to realized investment gains (losses), net	(82)	(116)	(57)	(139)
Market experience updates(2)	(208)	0	(208)	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	287	(193)	741	(596)
Change in experience-rated contractholder liabilities due to asset value changes	(313)	85	(716)	503
Divested and Run-off businesses:
Closed Block division	(21)	(31)	(40)	(40)
Other Divested and Run-off businesses	112	(1,526)	286	(1,598)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(4)	(23)	(37)	(49)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$876	$250	$2,016	$1,943

__________

(1)
Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company has historically recognized these impacts in adjusted operating income.

Reconciliation of selected financial information

The table below presents total revenues and assets for the Company’s reportable segments and its Corporate and Other operations for the periods and as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Revenues				Total Assets
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2019	December 31, 2018
	2019	2018	2019	2018
	(in millions)
PGIM	$926	$816	$1,796	$1,642	$47,681	$47,690
Total PGIM division	926	816	1,796	1,642	47,681	47,690
Retirement	3,586	2,988	6,225	5,077	187,907	175,525
Group Insurance	1,461	1,424	2,902	2,840	43,699	41,727
Total U.S. Workplace Solutions division	5,047	4,412	9,127	7,917	231,606	217,252
Individual Annuities	1,288	1,266	2,523	2,518	184,220	167,899
Individual Life	1,508	1,451	2,990	2,876	91,245	83,739
Total U.S. Individual Solutions division	2,796	2,717	5,513	5,394	275,465	251,638
International Insurance	5,501	5,288	11,653	11,328	238,608	222,633
Total International Insurance division	5,501	5,288	11,653	11,328	238,608	222,633
Corporate and Other operations	(164)	(190)	(335)	(363)	19,053	16,826
Total Corporate and Other	(164)	(190)	(335)	(363)	19,053	16,826
Total	14,106	13,043	27,754	25,918	812,413	756,039
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(548)	393	(1,211)	480
Charges related to realized investment gains (losses), net	(54)	(92)	(126)	(163)
Market experience updates(1)	(7)	0	(7)	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	287	(193)	741	(596)
Divested and Run-off businesses:
Closed Block division	1,301	1,388	2,675	2,551	61,412	59,039
Other Divested and Run-off businesses	336	143	724	275
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(33)	(27)	(71)	(53)
Total per Unaudited Interim Consolidated Financial Statements	$15,388	$14,655	$30,479	$28,412	$873,825	$815,078

__________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company has historically recognized these impacts in adjusted operating income.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
PGIM segment intersegment revenues	$194	$185	$374	$369

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)

Asset-based management fees	$872	$856	$1,715	$1,717
Performance-based incentive fees	62	6	98	11
Other fees	149	148	286	308
Total asset management and service fees	$1,083	$1,010	$2,099	$2,036

15. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2019	December 31, 2018
	(in millions)
Total outstanding mortgage loan commitments	$2,293	$3,299
Portion of commitment where prearrangement to sell to investor exists	$538	$1,490

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2019	December 31, 2018
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$7,133	$6,941
Expected to be funded from separate accounts	$402	$147

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	June 30, 2019	December 31, 2018
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$6,520	$5,399
Fair value of related collateral associated with above indemnifications(1)	$6,650	$5,503
Accrued liability associated with guarantee	$0	$0

__________

(1)
As of June 30, 2019, indemnification provided to certain clients and fair value of related collateral associated with such indemnification include $64 million and $63 million, respectively, related to securities repurchase transactions.

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

Guarantees of Asset Values

	June 30, 2019	December 31, 2018
	(in millions)
Guaranteed value of third-parties’ assets	$80,337	$79,215
Fair value of collateral supporting these assets	$81,338	$77,897
Asset (liability) associated with guarantee, carried at fair value	$1	$2

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	June 30, 2019	December 31, 2018
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$1,980	$1,828
First-loss exposure portion of above	$584	$543
Accrued liability associated with guarantees	$18	$17

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $15,560 million and $14,335 million of mortgages subject to these loss-sharing arrangements as of June 30, 2019 and December 31, 2018, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2019, these mortgages had a weighted-average debt service coverage ratio of 1.89 times and a weighted-average loan-to-value ratio of 61%. As of December 31, 2018, these mortgages had a weighted average debt service coverage ratio of 1.83 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for both the six months ended June 30, 2019 and 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Guarantees

	June 30, 2019	December 31, 2018
	(in millions)
Other guarantees where amount can be determined	$55	$77
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $12 million and $13 million as of June 30, 2019 and December 31, 2018, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liabilities identified above do not include retained liabilities associated with sold businesses.

Contingent Liabilities

On an ongoing basis, the Company and its regulators review its operations including, but not limited to, sales and other customer interface procedures and practices, and procedures for meeting obligations to its customers and other parties. These reviews may result in the modification or enhancement of processes or the imposition of other action plans, including concerning management oversight, sales and other customer interface procedures and practices, and the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Residential Mortgage-Backed Securities (“RMBS”) Trustee Litigation

PICA et al. v. HSBC, et al.

In May 2019, the court dismissed the case with prejudice. This matter is now closed.

PICA et al. v. U.S. Bank N.A.

In April 2019, a decision and order was issued dismissing plaintiffs’ state court action with prejudice.

PICA et al. v. Wells Fargo Bank, et al.

In May 2019, the state court entered an Order and Final Judgment approving the class action settlement and dismissing the case with prejudice.

LIBOR Litigation

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In June 2019, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Citigroup Inc., Citibank, N.A., Citigroup Funding Inc., and Citigroup Global Markets Inc.

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

The DOL’s review of the securities lending matter is closed. The Company is cooperating with the SEC in its review of the securities lending and foreign tax reclaim matters (which includes a review of the remediation plans) and has entered into discussions with the SEC staff regarding a possible settlement of both matters that would potentially involve charges under the Investment Advisers Act and financial remedies. The Company cannot predict the outcome of the discussions with the SEC regarding these matters.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2019, compared with December 31, 2018, and its consolidated results of operations for the three and six months ended June 30, 2019 and 2018. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.497 trillion of assets under management as of June 30, 2019, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our principal operations are comprised of five divisions, which together encompass seven segments, and our Corporate and Other operations. The PGIM division is comprised of the PGIM segment, our global investment management businesses. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance segments, and the U.S. Individual Solutions division consists of our Individual Annuities and Individual Life segments. We also collectively refer to the U.S. Workplace Solutions division and the U.S. Individual Solutions division as our U.S. Financial Wellness businesses, as described further below. The International Insurance division consists of our International Insurance segment. The Closed Block division consists of our Closed Block segment. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division.

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

U.S. Financial Wellness

Each component of our U.S. Financial Wellness businesses operates at scale, and together, they leverage our broad set of capabilities to meet the evolving needs of customers.

We see an opportunity to address the evolving needs of individual customers, workplace clients, and society at large through our financial wellness solutions. We possess the key components to execute on this strategy, including workplace solutions covering approximately twenty million individuals; solutions that cover protection, retirement, savings, income, and investment needs; and a customer-centric approach with different ways to engage with our clients through multiple channels such as meeting with one of our financial advisors, calling or video-conferencing with an advisor, or interacting with us in a purely digital manner. Our goal is to meet our customers’ needs when, where and how they want. By leveraging technology and our scale, we aim to significantly expand our presence in the market, build deeper and longer-lasting relationships with customers and clients, and make a meaningful difference in the financial wellness of their lives.

We are uniquely positioned to capture this opportunity, helping more customers and clients and driving long-term sustainable growth. We are thus accelerating the transformation of this strategy, to increase our competitive advantage by enhancing the experience of our customers and enabling the capabilities of our businesses, to more rapidly realize the benefits of our margins and growth rate. The catalyst for this transformation is our financial wellness initiative, and at the center of it, is improving the customer experience by re-imagining our end-to-end operations, leveraging state-of-the-art technology, and investing in our talent.

In 2019, we began implementing a multi-year plan of programs that span across our U.S. Financial Wellness businesses and the functional areas that support those businesses. In order to implement these programs on an accelerated basis, we expect to incur significant expenses related to technology, systems, severance, reskilling and related charges. Over the next several years, we also expect to see significant expense efficiencies including from our streamlined technology-enabled processes. In the longer-term, the higher quality customer experience should accelerate revenue growth, resulting from increased revenues in our Workplace Solutions businesses due to the competitiveness of our financial wellness platform and the increased utilization of the existing employer-offered benefits by our clients’ employees, and increased revenues in our Individual Solutions businesses, due to our ability to provide additional solutions to our clients’ employees and to other retail customers.

Business Update

We regularly review our existing businesses and may seek to deploy capital in support of our strategy or to exit an operation if it is determined that it no longer aligns with our broader strategy. We continue to invest in our businesses and assess acquisition opportunities to build scale or complement our businesses. For additional information on our strategic acquisitions and dispositions, see “—Results of Operations by Segment” below.

Regulatory Developments

Japan Corporate Product Tax Rules

In July 2019, the Japan National Tax Authority issued rules limiting policyholders’ tax deductions for premiums paid on certain corporate insurance products. The Company and other life insurers in Japan suspended sales of these products earlier in 2019 in anticipation of the new rules. The Company is currently evaluating the rules’ impact on the covered products. For additional information on sales within our international insurance operations, see “—Results of Operations by Segment—International Insurance Division—International Insurance” below.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impact of the new standards and believe that they will apply to recommendations to purchase certain products offered by our PGIM, Retirement, Individual Annuities and Individual Life segments, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system, which we include in the results of our Individual Life segment.

SECURE Act

In May 2019, the U.S. House of Representatives passed the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. If enacted into law in its current form, the SECURE Act would help promote retirement plan coverage by expanding access to and use of Multiple Employer Plans; facilitate access to lifetime income disclosures for plan participants to better understand how their retirement savings translate into monthly lifetime income in retirement; improve upon the current annuity selection safe harbor; and provide lifetime income portability. We cannot predict whether the SECURE Act will ultimately be adopted, or its impact on our businesses.

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

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, changes in interest rates may impact our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may exceed the overall portfolio yield resulting in a favorable impact to earnings. Conversely, if interest rates were to decline, our reinvestment yield may be below our overall portfolio yield, resulting in an unfavorable impact to earnings.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division, PGIM division and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.1% of the fixed maturity security and commercial mortgage loan portfolios through 2020. The portion of the general account attributable to these operations has approximately $214 billion of such assets (based on net carrying value) as of June 30, 2019. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4.3% as of June 30, 2019.

Included in the $214 billion of fixed maturity securities and commercial mortgage loans are approximately $136 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $136 billion, approximately 58% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of June 30, 2019
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$129
Contracts with adjustable crediting rates subject to guaranteed minimums	57
Participating contracts where investment income risk ultimately accrues to contractholders	16
Total	$202

The $129 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $57 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of June 30, 2019, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.6	$1.3	$0.4	$0.1	$0.0	$2.4
1.00% - 1.99%	1.0	3.9	11.8	1.6	0.8	19.1
2.00% - 2.99%	1.3	0.8	1.9	1.1	0.9	6.0
3.00% - 4.00%	26.4	2.0	0.1	0.2	0.0	28.7
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$30.2	$8.0	$14.2	$3.0	$1.7	$57.1
Percentage of total	53%	14%	25%	5%	3%	100%
 __________

(1)	Includes approximately $0.74 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $16 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.05%, which is reasonably consistent with the current rate, for the period from July 1, 2019 through December 31, 2020, and credit spreads remain unchanged from levels as of June 30, 2019, we estimate that the impact to pre-tax adjusted operating income of reinvesting in such an environment, compared to the yields on scheduled maturities and expected prepayments, would not be significant for the period from July 1, 2019 through December 31, 2020.
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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of June 30, 2019
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$125
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$162

The $125 billion above is predominantly comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario within our Japanese operations where new money yields would be 25 bps lower than projected, and applying these lower new money yields to annualized investment of renewal premiums, proceeds from investment disposition and reinvestment of investment income, we estimate that as of June 30, 2019 the unfavorable impact would reduce adjusted operating income over the next twelve months by approximately $15 million. This hypothetical scenario excludes first-year premium, single pay premium, multi-currency fixed annuity cash flows, any potential benefit from repricing products and any impact from other factors, including but not limited to new business, contractholder behavior, changes in competitive conditions, changes in capital markets and the effect of derivative instruments.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$15,388	$14,655	$30,479	$28,412
Benefits and expenses	14,512	14,405	28,463	26,469
Income (loss) before income taxes and equity in earnings of operating joint ventures	876	250	2,016	1,943
Income tax expense (benefit)	162	68	394	420
Income (loss) before equity in earnings of operating joint ventures	714	182	1,622	1,523
Equity in earnings of operating joint ventures, net of taxes	24	18	53	41
Net income (loss)	738	200	1,675	1,564
Less: Income attributable to noncontrolling interests	30	3	35	4
Net income (loss) attributable to Prudential Financial, Inc.	$708	$197	$1,640	$1,560

Three Month Comparison. The $511 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2019 compared to the second quarter of 2018 reflected the following notable items:

•
$1,624 million favorable variance, on a pre-tax basis, from adjustments to reserves as well as DAC and other costs, reflecting the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Financial Wellness Businesses - U.S. Individual Solutions Division—Individual Annuities” for additional information); and

•
$205 million net favorable variance, on a pre-tax basis, primarily from income in the current period from our Divested and Run-off Businesses compared to a loss in the prior period, excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$463 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed below (see “—General Account Investments” for additional information);

•
$382 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Financial Wellness Businesses - U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•	$208 million unfavorable variance, on a pre-tax basis, driven by market experience updates.

Six Month Comparison. The $80 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2019 compared to the first six months of 2018 reflected the following notable items:

•
$1,624 million favorable variance, on a pre-tax basis, from adjustments to reserves as well as DAC and other costs, reflecting the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Financial Wellness Businesses - U.S. Individual Solutions Division—Individual Annuities” for additional information); and

•
$425 million net favorable variance, on a pre-tax basis, primarily from income in the current period from our Divested and Run-off Businesses compared to a loss in the prior period, excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$1,317 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Financial Wellness Businesses - U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•
$510 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—General Account Investments” for additional information).

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Annual Reviews and Update of Assumptions and Other Refinements

Annually during the second quarter of each year, we perform a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing deferred acquisition costs, sales inducement costs, unearned revenue reserves and value of business acquired. The assumptions reviewed include, but are not necessarily limited to, inputs such as mortality, morbidity, contractholder behavior and expected future rates of returns on investments. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually during the second quarter of each year, unless a material change in experience that we feel is indicative of a long-term trend is observed during an interim period.

Shown below are the impacts on our adjusted operating income from our annual reviews and update of assumptions and other refinements. The information below is presented by each segment and Corporate and Other operations and includes a reconciliation of these impacts to the impacts within income (loss) before income taxes and equity in earnings of operating joint ventures.

	Three and Six Months Ended June 30,
	2019	2018
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
Retirement	$154	$(68)
Group Insurance	9	31
Total U.S. Workplace Solutions division	163	(37)
Individual Annuities	(12)	10
Individual Life	(208)	(65)
Total U.S. Individual Solutions division	(220)	(55)
International Insurance	8	(81)
Total International Insurance division	8	(81)
Corporate and Other operations	0	3
Total Corporate and Other	0	3
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	(49)	(170)
Reconciling items:
Realized investment gains (losses), net, and related adjustments	9	(229)
Charges related to realized investment gains (losses), net	16	4
Divested businesses:
Closed Block division	(7)	(1)
Other divested businesses	(9)	(1,458)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(40)	$(1,854)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$264	$254	$478	$486
Total PGIM division	264	254	478	486
Retirement	467	277	718	594
Group Insurance	81	82	134	137
Total U.S. Workplace Solutions division	548	359	852	731
Individual Annuities	462	507	934	1,026
Individual Life	(135)	43	(30)	79
Total U.S. Individual Solutions division	327	550	904	1,105
International Insurance	849	784	1,771	1,640
Total International Insurance division	849	784	1,771	1,640
Corporate and Other operations	(335)	(286)	(747)	(580)
Total Corporate and Other	(335)	(286)	(747)	(580)
Total segment adjusted operating income before income taxes	1,653	1,661	3,258	3,382
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	(548)	393	(1,211)	480
Charges related to realized investment gains (losses), net(2)	(82)	(116)	(57)	(139)
Market experience updates(3)	(208)	0	(208)	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(4)	287	(193)	741	(596)
Change in experience-rated contractholder liabilities due to asset value changes(5)	(313)	85	(716)	503
Divested and Run-off Businesses(6):
Closed Block division	(21)	(31)	(40)	(40)
Other Divested and Run-off Businesses	112	(1,526)	286	(1,598)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(4)	(23)	(37)	(49)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$876	$250	$2,016	$1,943
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

(3)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company has historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

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

Results for the periods presented above reflect the following:

PGIM. Segment results for the second quarter of 2019 increased in comparison to the prior year period, reflecting higher asset management fees and other related revenues, partially offset by higher expenses. Results for the first six months of 2019 decreased in comparison to the prior year period, reflecting increases in asset management fees and other related revenues that were more than offset by higher expenses.

Retirement. Segment results for both the second quarter and the first six months of 2019 increased in comparison to the prior year periods, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the second quarter of 2019 decreased driven by less favorable reserve experience, partially offset by higher net investment spread results, while results for the first six months of 2019 decreased driven by less favorable reserve experience, lower net investment spread results and higher expenses.

Group Insurance. Segment results for both the second quarter and first six months of 2019 decreased modestly in comparison to the prior year periods, primarily reflecting a less favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, segment results for both periods increased in comparison to the prior year period, reflecting a higher contribution from net investment spread results and lower expenses. Underwriting results remained flat in comparison to the prior year periods.

Individual Annuities. Segment results for both the second quarter and the first six months of 2019 decreased in comparison to the prior year periods, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other reserve refinements. Excluding this item, segment results for both periods decreased in comparison to the prior year periods, driven by lower net fee income and higher expenses, partially offset by higher net investment income.

Individual Life. Segment results for both the second quarter and the first six months of 2019 decreased in comparison to the prior year periods, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, segment results for the second quarter of 2019 decreased driven by lower underwriting results and higher expenses, partially offset by a higher contribution from net investment spread results. Results for the first six months of 2019 increased driven by a favorable net impact in the first quarter of 2019 from changes in the estimated profitability of the business driven by equity market performance on policyholder accounts, and a higher contribution from net investment spread results, partially offset by lower underwriting results and higher expenses.

International Insurance. Segment results for both the second quarter and first six months of 2019 increased in comparison to the prior year periods, inclusive of a favorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, segment results for the second quarter of 2019 decreased primarily driven by higher expenses, partially offset by business growth. Results for the first six months of 2019 increased primarily driven by business growth and more favorable underwriting results, partially offset by higher expenses.

Corporate and Other operations. Results for both the second quarter and first six months of 2019 reflected increased losses in comparison to the prior year periods, driven by higher levels of corporate expenses, higher capital debt interest expense and lower income from our qualified pension plan, partially offset by higher net investment income.

Closed Block Division. The Closed Block division results for the second quarter of 2019 reflected decreased losses in comparison to the prior year period, primarily reflecting a decrease in the policyholder dividend obligation as a result of lower net realized investment gains and related activity, lower net insurance activity and lower net investment income. Results for the first six months of 2019 remained flat when compared to the prior year period.

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

Assets Under Management. In managing our PGIM business, we analyze assets under management (which do not correspond directly to U.S. GAAP assets) because the principal source of revenues is fees based on assets under management. Assets under management represent the fair market value or account value of assets which we manage directly for institutional clients, retail clients, and for our general account, as well as assets invested in our products that are managed by third-party managers.

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

	June 30, 2019	December 31, 2018
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$1.2	$1.3
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	12.9	13.5
Dual currency and synthetic dual currency investments(2)	0.6	0.6
Total USD-equivalent equity foreign currency hedging instruments	13.5	14.1
Total foreign currency hedges	$14.7	$15.4
__________

(1)
Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $55.5 billion and $48.9 billion as of June 30, 2019 and December 31, 2018, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.

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

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the six months ended June 30, 2019, approximately 15% of the segment’s earnings were yen-based and, as of June 30, 2019, we have hedged 100% of expected yen-based earnings for 2019, and 92% and 50% of expected yen-based earnings for 2020 and 2021, respectively. To the extent currently unhedged, our International Insurance segment’s future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Insurance segment’s results for 2019 and 2018 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 105 and 111 yen per USD, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1110 and 1150 Korean won per USD, respectively. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$14	$(6)	$29	$(21)
PGIM	2	0	3	(1)
Impact of intercompany arrangements(1)	16	(6)	32	(22)
Corporate and Other operations:
Impact of intercompany arrangements(1)	(16)	6	(32)	22
Settlement gains (losses) on forward currency contracts(2)	20	(7)	32	(30)
Net benefit (detriment) to Corporate and Other operations	4	(1)	0	(8)
Net impact on consolidated revenues and adjusted operating income	$20	$(7)	$32	$(30)
__________

(1)
Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of June 30, 2019 and 2018, the notional amounts of these forward currency contracts within our Corporate and Other operations were $2.5 billion and $2.8 billion, respectively, of which $1.2 billion and $1.5 billion, respectively, were related to our Japanese insurance operations.

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

In the first quarter of 2015 we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $3.0 billion and $3.2 billion as of June 30, 2019 and December 31, 2018, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 6% of the $3.0 billion balance as of June 30, 2019 will be recognized throughout the remainder of 2019, approximately 13% will be recognized in 2020, and a majority of the remaining balance will be recognized from 2021 through 2024.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate and 10-year Japanese Government Bond yields unchanged and continue to grade to rates of 3.75% and 1.30%, respectively, over ten years. As part of our market experience updates, in the second quarter of 2019, we updated our near-term projections of interest rates to reflect a decrease in current rates.

Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In July 2019, the FASB made a tentative decision to defer the effective date of this ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. A final decision regarding the effective date is expected in the third quarter of 2019. See Note 2 to our Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncement.

Results of Operations by Segment

PGIM Division

PGIM

Business Update

•
In the first quarter of 2019, we completed the acquisition of Wadhwani Asset Management LLP, a London-based quantitative macro-focused investment management firm, and renamed the firm QMA Wadhwani LLP, which now operates as part of our QMA business.

•
In July 2019, we completed the acquisition of our joint venture partner’s shares of our India-based asset management joint venture, DHFL Pramerica Asset Managers, and re-named the business PGIM India Asset Management.

Operating Results

The following table sets forth the PGIM segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating results(1):
Revenues	$926	$816	$1,796	$1,642
Expenses	662	562	1,318	1,156
Adjusted operating income	264	254	478	486
Realized investment gains (losses), net, and related adjustments	1	0	1	(12)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	30	(11)	35	(19)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$295	$243	$514	$455
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $10 million. The increase primarily reflected higher asset management fees due to an increase in average assets under management as a result of market appreciation and net flows, partially offset by higher related expenses driven by the higher asset management fees and certain long-term employee compensation plans tied to Company stock and equity market performance. Also contributing to the increase were higher other related revenues, net of associated expenses, primarily driven by higher net performance-based incentive fees.

Six Month Comparison. Adjusted operating income decreased $8 million. Higher asset management fees, reflecting an increase in average assets under management driven by market appreciation and net flows, were more than offset by higher related expenses driven by the higher asset management fees and certain long-term employee compensation plans tied to Company stock and equity market performance. The decrease also reflected charges associated with a joint venture and higher non-compensation expenses, including those supporting business growth initiatives. These decreases were partially offset by higher other related revenues, net of associated expenses, primarily driven by higher net performance-based incentive fees.

Revenues and Expenses

The following table sets forth the PGIM segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$319	$295	$631	$591
Retail customers(1)	220	219	429	436
General account	132	115	255	235
Total asset management fees	671	629	1,315	1,262
Other related revenues by source:
Incentive fees	62	6	98	11
Transaction fees	10	4	12	18
Strategic investing	18	19	54	53
Commercial mortgage(2)	25	36	51	56
Total other related revenues(3)	115	65	215	138
Service, distribution and other revenues(4)	140	122	266	242
Total revenues	$926	$816	$1,796	$1,642
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $15 million and $18 million for the three months ended June 30, 2019 and 2018, respectively, and $31 million and $37 million for the six months ended June 30, 2019 and 2018, respectively.

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $110 million. Asset management fees increased $42 million driven by an increase in average assets under management as a result of market appreciation and fixed income flows. Other related revenues increased $50 million primarily due to higher gross performance-based incentive fees, partially offset by lower commercial mortgage results.

Expenses, as shown in the table above under “—Operating Results,” increased $100 million, primarily reflecting higher compensation expenses attributable to growth in incentive fees and higher earnings, and costs for certain long-term employee compensation plans, as discussed above.

Six Month Comparison. Revenues increased $154 million. Asset management fees increased $53 million driven by an increase in average assets under management as a result of market appreciation and fixed income flows, partially offset by equity outflows. Other related revenues increased $77 million due to higher gross performance-based incentive fees. These increases were partially offset by charges associated with a joint venture.

Expenses increased $162 million, primarily reflecting higher compensation expenses attributable to growth in incentive fees and higher earnings, and costs for certain long-term employee compensation plans, as discussed above. Also contributing to the increase were higher non-compensation expenses, including those supporting business growth initiatives.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	June 30, 2019	December 31, 2018	June 30, 2018
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$60.4	$54.7	$62.2
Fixed income	431.4	395.1	386.1
Real estate	43.1	43.7	42.5
Institutional customers(1)	534.9	493.5	490.8
Retail customers:
Equity	130.3	112.9	133.4
Fixed income	132.7	125.2	117.1
Real estate	1.9	2.0	1.5
Retail customers(2)	264.9	240.1	252.0
General account:
Equity	5.5	5.1	5.5
Fixed income	452.3	420.8	405.9
Real estate	2.0	1.9	1.9
General account	459.8	427.8	413.3
Total assets under management	$1,259.6	$1,161.4	$1,156.1

Assets under management within other operating segments(3)	$237.8	$215.9	$232.1
Total PFI assets under management	$1,497.4	$1,377.3	$1,388.2
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

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

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019
	(in billions)
Institutional Customers:
Beginning assets under management	$524.0	$489.6	$493.5	$489.5	$490.8
Net additions (withdrawals), excluding money market activity:
Third-party	(6.0)	5.5	(5.0)	5.3	3.8
Third-party via affiliates(1)	0.8	0.3	0.5	(0.4)	0.4
Total	(5.2)	5.8	(4.5)	4.9	4.2
Market appreciation (depreciation)(3)	16.6	(4.0)	40.9	(5.2)	35.8
Other increases (decreases)(2)	(0.5)	(0.6)	5.0	1.6	4.1
Ending assets under management	$534.9	$490.8	$534.9	$490.8	$534.9
Retail Customers:
Beginning assets under management	$256.4	$246.2	$240.1	$245.6	$252.0
Net additions (withdrawals), excluding money market activity:
Third-party	1.1	1.8	1.5	2.8	(1.7)
Third-party via affiliates(1)	0.2	(1.0)	(6.7)	(1.2)	(3.2)
Total	1.3	0.8	(5.2)	1.6	(4.9)
Market appreciation (depreciation)(3)	7.1	4.8	30.0	5.0	17.8
Other increases (decreases)(2)	0.1	0.2	0.0	(0.2)	0.0
Ending assets under management	$264.9	$252.0	$264.9	$252.0	$264.9
General Account:
Beginning assets under management	$441.0	$420.0	$427.8	$420.2	$413.3
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	1.0	(0.6)	1.6	1.4	9.4
Total	1.0	(0.6)	1.6	1.4	9.4
Market appreciation (depreciation)(3)	14.2	(1.6)	28.4	(6.7)	30.9
Other increases (decreases)(2)	3.6	(4.5)	2.0	(1.6)	6.2
Ending assets under management	$459.8	$413.3	$459.8	$413.3	$459.8
Total assets under management	$1,259.6	$1,156.1	$1,259.6	$1,156.1	$1,259.6
__________

(1)
Represents assets that our PGIM segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in a gain of $1.9 billion and a loss of $4.9 billion for the three months ended June 30, 2019 and 2018, respectively; a gain of $0.7 billion and a gain of $0.5 billion for the six months ended June 30, 2019 and 2018, respectively; and a gain of $1.4 billion for the twelve months ended June 30, 2019.

(3)	Includes income reinvestment, where applicable.

Strategic Investments

The following table sets forth the strategic investments of the PGIM segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30, 2019	December 31, 2018
	(in millions)
Co-Investments:
Real estate	$190	$207
Fixed income	441	438
Seed Investments:
Real estate	58	50
Public equity	731	738
Fixed income	312	272
Total	$1,732	$1,705

The increase of $27 million in strategic investments was primarily driven by favorable investment performance across all asset classes.

U.S. Financial Wellness Businesses - U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Revenues	$3,586	$2,988	$6,225	$5,077
Benefits and expenses	3,119	2,711	5,507	4,483
Adjusted operating income	467	277	718	594
Realized investment gains (losses), net, and related adjustments	64	122	143	(33)
Related charges	8	(15)	11	(16)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	305	(219)	635	(508)
Change in experience-rated contractholder liabilities due to asset value changes	(331)	111	(610)	415
Income (loss) before income taxes and equity in earnings of operating joint ventures	$513	$276	$897	$452

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $190 million, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2019 included a net benefit of $154 million from this annual review primarily driven by a reduction in expected benefit payments. Results for the second quarter of 2018 included a net charge of $68 million from these updates, primarily driven by updates to our assumptions for benefit payments. Excluding this item, adjusted operating income decreased $32 million, primarily driven by less favorable reserve experience, partially offset by higher net investment spread results. The lower contribution from reserve experience primarily reflected lower mortality gains on a comparative basis within our pension risk transfer business. The increase in net investment spread results primarily reflected higher income on non-coupon investments and higher asset balances, including growth within our pension risk transfer business, partially offset by the impact of higher crediting rates on full service account values.

Six Month Comparison. Adjusted operating income increased $124 million, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $98 million, primarily driven by less favorable reserve experience, lower net investment spread results and higher expenses. The lower contribution from reserve experience primarily reflected lower mortality gains on a comparative basis within our pension risk transfer business. The decrease in net investment spread results primarily reflected the impact of higher crediting rates on full service account values, partially offset by higher income on non-coupon investments and higher asset balances, including growth within our pension risk transfer business. The increase in expenses was primarily driven by higher costs supporting business growth initiatives.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $598 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $604 million. Premiums increased $507 million, primarily driven by pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Investment income increased $88 million, primarily reflecting higher income on non-coupon investments and higher asset balances, including growth within our pension risk transfer business.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $408 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $636 million. Policyholders’ benefits, including the change in policy reserves, increased $613 million, primarily related to the increase in premiums discussed above, driven by growth in pension risk transfer transactions including interest on related reserves.

Six Month Comparison. Revenues increased $1,148 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $1,154 million. Premiums increased $1,015 million, primarily driven by pension risk transfer transactions. This increase in premiums resulted in a corresponding increase in policyholders’ benefits, as discussed below. Investment income increased $146 million, primarily reflecting higher asset balances, including growth within our pension risk transfer business, and higher income on non-coupon investments.

Benefits and expenses increased $1,024 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $1,252 million. Policyholders’ benefits, including the change in policy reserves, increased $1,168 million, primarily related to the increase in premiums discussed above, driven by growth in pension risk transfer transactions including interest on related reserves. Interest credited to policyholders’ account balances increased $47 million, including the impact of higher crediting rates on experience-rated account balances.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019
	(in millions)
Full Service:
Beginning total account value	$251,071	$236,120	$231,669	$234,616	$240,922
Deposits and sales	11,047	7,712	20,614	17,634	36,096
Withdrawals and benefits	(7,259)	(6,470)	(16,364)	(14,624)	(28,169)
Change in market value, interest credited and interest income and other activity	7,274	3,560	26,214	3,296	13,284
Ending total account value	$262,133	$240,922	$262,133	$240,922	$262,133
Institutional Investment Products:
Beginning total account value	$203,101	$191,518	$200,759	$194,492	$191,722
Additions(1)	15,044	5,461	17,291	6,149	32,452
Withdrawals and benefits	(4,161)	(3,851)	(7,810)	(8,740)	(14,479)
Change in market value, interest credited and interest income	2,826	1,198	5,470	984	7,789
Other(2)	(832)	(2,604)	268	(1,163)	(1,506)
Ending total account value	$215,978	$191,722	$215,978	$191,722	$215,978
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended June 30, 2019 and 2018, “other” activity also includes $792 million in receipts offset by $577 million in payments and $1,031 million in receipts offset by $1,024 million in payments, respectively, and for the six months ended June 30, 2019 and 2018, includes $1,403 million in receipts offset by $1,194 million in payments and $2,231 million in receipts offset by $2,189 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the three months ended June 30, 2019, the six months ended June 30, 2019, and the twelve months ended June 30, 2019, reflected the favorable changes in the market value of customer funds and positive net plan sales, including a large defined contribution transaction in the second quarter of 2019.

The increase in institutional investment products account values for the three months ended June 30, 2019, the six months ended June 30, 2019 and the twelve months ended June 30, 2019, primarily reflected net additions from pension risk transfer transactions and the favorable changes in the market value of account assets.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
Operating results:
Revenues	$1,461	$1,424	$2,902	$2,840
Benefits and expenses	1,380	1,342	2,768	2,703
Adjusted operating income	81	82	134	137
Realized investment gains (losses), net, and related adjustments	8	21	9	(9)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$89	$103	$143	$128
Benefits ratio(1):
Group life(2)	90.2%	87.5%	89.6%	87.3%
Group disability(2)	65.3%	64.0%	69.9%	71.4%
Total Group Insurance(2)	84.7%	82.8%	85.3%	84.2%
Administrative operating expense ratio(3):
Group life	12.2%	12.6%	11.9%	12.1%
Group disability	24.2%	26.4%	25.5%	26.7%
Total Group Insurance	14.8%	15.3%	14.8%	14.9%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefits ratios reflect the impacts of our annual reviews and updates of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 88.5%, 74.5% and 85.5% for the three months ended June 30, 2019, respectively, 88.7%, 74.6% and 85.7% for the six months ended June 30, 2019, respectively, 88.6%, 71.6% and 85.3% for the three months ended June 30, 2018, respectively, and 87.9%, 75.3% and 85.4% for the six months ended June 30, 2018, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $1 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for both the second quarter of 2019 and 2018 included a net benefit from this update of $9 million and $31 million, respectively. The net benefit in both periods was primarily driven by favorable experience related to our group disability business. Excluding this item, adjusted operating income increased $21 million, reflecting a higher contribution from net investment spread results driven by higher income on non-coupon investments, and lower expenses driven by the absence of costs related to the termination of a third-party underwriting service provider contract in the prior year period. The underwriting results for both our group life and group disability businesses remained flat compared to the prior year period.

Six Month Comparison. Adjusted operating income decreased $3 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, adjusted operating income increased $19 million, primarily driven by more favorable underwriting results in our group disability business, a higher contribution from net investment spread results driven by higher income on non-coupon investments, and lower expenses driven by the absence of costs related to the termination of a third-party underwriting service provider contract in the prior year period. The underwriting results in our group disability business were driven by growth in the business and a favorable impact from claim experience on long-term contracts. These increases were partially offset by less favorable underwriting results in our group life business, driven by an unfavorable impact from claim experience.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $37 million. Excluding an unfavorable comparative impact of $10 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $47 million. The increase primarily reflected higher premiums and policy charges and fee income driven by growth in our group disability business, and higher net investment income driven by higher income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $38 million. Excluding an unfavorable comparative impact of $12 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $26 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves in our group disability business driven by claim experience, partially offset by a decrease in general and administrative expenses driven by the absence of costs related to the termination of a third-party underwriting service provider contract in the prior year period.

Six Month Comparison. Revenues increased $62 million. Excluding an unfavorable comparative impact of $10 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $72 million. The increase primarily reflected higher premiums and policy charges and fee income driven by growth in our group disability business, and higher net investment income driven by higher income on non-coupon investments.

Benefits and expenses increased $65 million. Excluding an unfavorable comparative impact of $12 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $53 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves in both our group disability and group life businesses driven by claim experience, partially offset by a decrease in general and administrative expenses driven by the absence of costs related to the termination of a third-party underwriting service provider contract in the prior year period.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Annualized new business premiums(1):
Group life	$17	$46	$191	$289
Group disability	16	14	135	154
Total	$33	$60	$326	$443
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2019 decreased $27 million compared to the prior year period, reflecting lower sales in our group life business, partially offset by higher sales in our group disability business. Total annualized new business premiums for the six months ended June 30, 2019 decreased $117 million compared to the prior year period, primarily driven by large client sales in the prior year period.

U.S. Financial Wellness Businesses - U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Revenues	$1,288	$1,266	$2,523	$2,518
Benefits and expenses	826	759	1,589	1,492
Adjusted operating income	462	507	934	1,026
Realized investment gains (losses), net, and related adjustments	(881)	(70)	(2,225)	528
Related charges	56	(95)	190	(221)
Market experience updates(1)	(10)	0	(10)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(373)	$342	$(1,111)	$1,333
________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company has historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $45 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results from this annual review included a net charge of $12 million and a net benefit of $10 million in the second quarter of 2019 and 2018, respectively. Excluding this item, adjusted operating income decreased $23 million primarily driven by lower net fee income and higher expenses, partially offset by higher net investment income. Asset-based fee income, net of distribution expenses and other associated costs, declined due to lower average account values largely resulting from negative net flows, partially offset by market appreciation. Also contributing to this decrease were lower average fee rates driven by unfavorable impacts from our living benefit guarantees, and certain products reaching contractual milestones for fee tier reduction. The increase in expenses was primarily driven by business growth. The increase in net investment income reflected a higher level of invested assets and higher income on non-coupon investments.

Six Month Comparison. Adjusted operating income decreased $92 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $70 million primarily driven by lower net fee income, higher expenses, and unfavorable changes in the estimated profitability of the business, partially offset by higher net investment income.

Asset-based fee income, net of distribution expenses and other associated costs, declined due to lower average account values largely resulting from negative net flows, partially offset by market appreciation. Also contributing to this decrease were lower average fee rates driven by unfavorable impacts from our living benefit guarantees, and certain products reaching contractual milestones for fee tier reduction. The increase in expenses was primarily driven by business growth. The unfavorable impact of changes in the estimated profitability of the business was driven by changes in the first quarter of 2019 compared to the first quarter of 2018 due to impacts of equity market performance on policyholder accounts. Beginning in the second quarter of 2019, this activity is excluded from adjusted operating income (see Note 14 to the Unaudited Interim Consolidated Financial Statements for further information). The increase in net investment income reflected a higher level of invested assets and higher income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $22 million. Excluding an $18 million net decrease related to the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $40 million. The increase was driven by higher premiums, primarily reflecting an increase in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below, and higher net investment income reflecting a higher level of invested assets and higher income on non-coupon investments. These increases were partially offset by lower policy charges and fee income, as well as lower asset management and service fees and other income reflecting, lower average account values largely resulting from negative net flows, partially offset by market appreciation. Also contributing to this decrease were lower average fee rates driven by unfavorable impacts from our living benefit guarantees, and certain products reaching contractual milestones for fee tier reduction.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $67 million. Excluding a $4 million net increase related to our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $63 million primarily driven by policyholders’ benefits, including changes in reserves, due to higher reserve provisions resulting from an increase in single premium immediate annuity sales, with offsets in premiums, as discussed above.

Six Month Comparison. Revenues increased $5 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, discussed above, revenues increased $23 million. The increase was driven by higher premiums, primarily reflecting an increase in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below, and higher net investment income reflecting a higher level of invested assets and higher income on non-coupon investments. These increases were partially offset by lower policy charges and fee income, as well as lower asset management and service fees and other income reflecting, lower average account values largely resulting from negative net flows, partially offset by market appreciation. Also contributing to this decrease were lower average fee rates driven by unfavorable impacts from our living benefit guarantees, and certain products reaching contractual milestones for fee tier reduction.

Benefits and expenses increased $97 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, discussed above, benefits and expenses increased $93 million primarily driven by policyholders’ benefits, including changes in reserves, due to higher reserve provisions resulting from an increase in single premium immediate annuity sales, with offsets in premiums, as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$161,890	$164,651	$151,080	$168,626	$163,645
Sales	2,675	2,067	4,982	3,791	9,461
Full surrenders and death benefits(2)	(2,397)	(2,368)	(4,337)	(4,605)	(8,690)
Sales, net of full surrenders and death benefits(2)	278	(301)	645	(814)	771
Partial withdrawals and other benefit payments(2)	(1,229)	(1,145)	(2,465)	(2,340)	(4,939)
Net flows	(951)	(1,446)	(1,820)	(3,154)	(4,168)
Change in market value, interest credited and other activity	5,289	1,369	17,862	40	9,481
Policy charges	(915)	(929)	(1,809)	(1,867)	(3,645)
Ending total account value	$165,313	$163,645	$165,313	$163,645	$165,313
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $161.0 billion and $160.1 billion as of June 30, 2019 and 2018, respectively. Fixed annuity account values were $4.3 billion and $3.5 billion as of June 30, 2019 and 2018, respectively.

(2)	Prior period amounts have been reclassified to conform to current period presentation.

The increase in account values for both the three months and six months ended June 30, 2019 primarily reflected market value appreciation. Gross sales for both the three and six months ended June 30, 2019, increased in comparison to the prior year periods, primarily attributable to certain distribution, product design and pricing actions implemented to enhance product competitiveness. The introduction of a new fixed index annuity product in 2018 also contributed to the increase in gross sales.

The increase in account values for the twelve months ended June 30, 2019 was largely driven by favorable changes in the market value of contractholder funds, partially offset by partial withdrawals and other benefit payments on contracts, as well as policy charges on contractholder accounts.

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

	June 30, 2019	December 31, 2018
	(in millions)
U.S. GAAP liability (including NPR)	$12,606	$8,860
NPR adjustment	3,673	4,619
Subtotal	16,279	13,479
Adjustments including risk margins and valuation methodology differences	(4,618)	(4,084)
Economic liability managed through the ALM strategy	$11,661	$9,395

As of June 30, 2019, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact to our Unaudited Interim Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(35)	$10	$(90)	$(140)
Change in portions of U.S. GAAP liability, before NPR(3)	(831)	127	(511)	497
Change in the NPR adjustment	229	(53)	(834)	131
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(637)	84	(1,435)	488
Related benefit (charge) to amortization of DAC and other costs	88	(61)	249	(167)
Net impact of assumption updates and other refinements	17	(173)	17	(173)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs—reported in Individual Annuities	$(532)	$(150)	$(1,169)	$148
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)	Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability.

For the three and six months ended June 30, 2019, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a net charge of $532 million and $1,169 million, respectively. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net charge of $637 million in the second quarter of 2019 primarily reflecting declining interest rates, and a net charge of $1,435 million in the first six months of 2019 driven by tightening credit spreads used in measuring our living benefit contracts and declining interest rates.

For the three months ended June 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs was a net charge of $150 million which primarily reflected the impact of a $173 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions. For the six months ended June 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs was a benefit of $148 million which primarily reflected a $488 million net impact from changes in the U.S. GAAP embedded derivative and hedge positions as a result of a widening of credit spreads used in measuring our living benefit contracts. This benefit was partially offset by the impact of a $173 million net charge from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions; and by the impact of $167 million of related charges to amortization of DAC and other costs.

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

External Reinsurance

As of June 30, 2019, living benefit guarantees associated with $3.1 billion of Highest Daily Lifetime Income (“HDI”) v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

	June 30, 2019		December 31, 2018		June 30, 2018
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$109,819	68%	$101,496	69%	$111,146	69%
ALM strategy only	7,855	5%	7,520	5%	8,676	5%
Automatic rebalancing only	778	1%	804	1%	909	1%
External reinsurance(3)	3,096	2%	2,873	2%	3,146	2%
Prudential Defined Income Variable Annuity	14,248	9%	11,237	7%	10,142	6%
Other products	2,475	1%	2,306	2%	2,651	2%
Total living benefit/GMDB features	$138,271		$126,236		$136,670
GMDB features and other(4)	22,746	14%	21,103	14%	23,473	15%
Total variable annuity account value	$161,017		$147,339		$160,143
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered certain new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Revenues	$1,508	$1,451	$2,990	$2,876
Benefits and expenses	1,643	1,408	3,020	2,797
Adjusted operating income	(135)	43	(30)	79
Realized investment gains (losses), net, and related adjustments	158	(84)	277	(272)
Related charges	(62)	(8)	(168)	93
Market experience updates(1)	(160)	0	(160)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(199)	$(49)	$(81)	$(100)
__________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company has historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $178 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2019 included a $208 million net charge from this annual review, mainly driven by unfavorable impacts related to mortality rate assumptions. Results for the second quarter of 2018 included a $65 million net charge from this annual review, mainly driven by unfavorable impacts related to lapse and mortality rate assumptions. Excluding this item, adjusted operating income decreased $35 million, primarily reflecting lower underwriting results, driven by the unfavorable ongoing impact from our second quarter 2019 assumption update on current quarter results and a more unfavorable impact from mortality experience, net of reinsurance, and higher expenses. These decreases were partially offset by a higher contribution from net investment spread results driven by continued business growth and higher income on non-coupon investments.

Six Month Comparison. Adjusted operating income decreased $109 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $34 million, primarily reflecting a favorable net impact in the first quarter of 2019 from changes in our estimated profitability of the business driven by equity market performance on policyholder accounts. Beginning in the second quarter of 2019, this activity is excluded from adjusted operating income (see Note 14 to the Unaudited Interim Consolidated Financial Statements for further information). Also contributing to the increase was a higher contribution from net investment spread results driven by continued business growth and higher income on non-coupon investments. These increases were partially offset by lower underwriting results driven by the unfavorable ongoing impact from our second quarter 2019 assumption update on current period results and higher expenses.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $57 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $94 million. This increase was primarily driven by an increase in net investment income from higher average invested assets resulting from continued business growth, higher investment income from unaffiliated reserve financing activity that resulted in a corresponding increase in interest expense, as discussed below, and higher income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $235 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $129 million. This increase was driven by higher policyholders’ benefits and interest credited to account balances attributable to continued business growth, the ongoing impact of the assumption update, as discussed above, and an unfavorable impact from mortality experience, net of reinsurance. Also contributing to the increase was higher reserve financing costs, as discussed above.

Six Month Comparison. Revenues increased $114 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $151 million. This increase was primarily driven by an increase in net investment income from higher average invested assets resulting from continued business growth, higher investment income from unaffiliated reserve financing activity that resulted in a corresponding increase in interest expense, as discussed below, and higher income on non-coupon investments.

Benefits and expenses increased $223 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $117 million. This increase was primarily driven by higher policyholders’ benefits and interest credited to account balances attributable to continued business growth and the ongoing impact of the assumption update, as discussed above. Also contributing to the increase was higher reserve financing costs, as discussed above.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$7	$46	$53	$7	$47	$54
Guaranteed Universal Life(1)	2	22	24	2	22	24
Other Universal Life(1)	11	37	48	11	18	29
Variable Life	19	37	56	13	22	35
Total	$39	$142	$181	$33	$109	$142

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$14	$90	$104	$14	$89	$103
Guaranteed Universal Life(1)	4	41	45	5	40	45
Other Universal Life(1)	20	58	78	20	35	55
Variable Life	35	82	117	24	40	64
Total	$73	$271	$344	$63	$204	$267
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 5% and 5% of Guaranteed Universal Life and 0% and 0% of Other Universal Life annualized new business premiums for the three months ended June 30, 2019 and 2018, respectively, and approximately 6% and 14% of Guaranteed Universal Life and 0% and 0% of Other Universal Life annualized new business premiums for the six months ended June 30, 2019 and 2018, respectively.

Total annualized new business premiums for the second quarter and the first six months of 2019 increased $39 million and $77 million, respectively, compared to the prior year periods primarily driven by higher sales of variable life products as a result of product design and pricing actions implemented in September 2018. The increases for both periods were also driven by higher sales of other universal life products as a result of large case activity in the second quarter of 2019.

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

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,852	$2,687	$6,027	$5,765
Gibraltar Life and Other operations	2,649	2,601	5,626	5,563
Total revenues	5,501	5,288	11,653	11,328
Benefits and expenses:
Life Planner operations	2,414	2,311	5,108	4,973
Gibraltar Life and Other operations	2,238	2,193	4,774	4,715
Total benefits and expenses	4,652	4,504	9,882	9,688
Adjusted operating income:
Life Planner operations	438	376	919	792
Gibraltar Life and Other operations	411	408	852	848
Total adjusted operating income	849	784	1,771	1,640
Realized investment gains (losses), net, and related adjustments	259	205	791	50
Related charges	(3)	1	(3)	1
Market experience updates(1)	(38)	0	(38)	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	(18)	26	106	(88)
Change in experience-rated contractholder liabilities due to asset value changes	18	(26)	(106)	88
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(28)	(16)	(58)	(33)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,039	$974	$2,463	$1,658
__________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company has historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $62 million, including a net favorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $1 million net benefit in the second quarter of 2019 compared to a $49 million net charge in the second quarter of 2018. The net charge in 2018 was primarily driven by the impact from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan.

Excluding these items, adjusted operating income increased $10 million, primarily reflecting the growth of business in force in our Japan and Brazil operations and higher underwriting results driven by a favorable impact from mortality experience and policyholders’ behavior. These increases were mostly offset by higher expenses driven by business growth and costs associated with business initiatives.

Adjusted operating income from our Gibraltar Life and Other operations increased $3 million, including a net favorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $7 million net benefit in the second quarter of 2019 compared to a $32 million net charge in the second quarter of 2018. The net benefit in 2019 reflected a net positive impact primarily related to updates to lapse assumptions. The net charge in 2018 was primarily driven by the impact from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan, as well as other refinements.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations decreased $39 million, primarily reflecting higher expenses, including costs associated with business initiatives, and lower underwriting results driven by a less favorable impact from mortality experience. These decreases were partially offset by growth of business in force and more favorable results from joint venture investments.

Six Month Comparison. Adjusted operating income from our Life Planner operations increased $127 million, including a net favorable impact of $7 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income increased $70 million, primarily reflecting the growth of business in force in our Japan and Brazil operations and higher underwriting results driven by a favorable impact from mortality experience and policyholders’ behavior. Also contributing to the increase was a favorable net impact in the first quarter of 2019 from changes in our profitability of the business driven by equity market performance on policyholder accounts. Beginning in the second quarter of 2019, this activity is excluded from adjusted operating income (see Note 14 to the Unaudited Interim Consolidated Financial Statements for further information). These increases were partially offset by higher expenses, driven by business growth and costs associated with business initiatives.

Adjusted operating income from our Gibraltar Life and Other operations increased $4 million, including a net favorable impact of $9 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations decreased $44 million, primarily reflecting higher expenses, including costs associated with business initiatives. Also contributing to the decrease were lower underwriting results driven by a less favorable impact from mortality experience. These decreases were partially offset by growth of business in force, as well as higher net investment results driven by higher average invested assets resulting from continued business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $165 million, including a net unfavorable impact of $53 million from currency fluctuations and a net charge of $16 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $234 million, primarily driven by higher premiums and policy charges and fee income related to the growth of business in force.

Benefits and expenses of our Life Planner operations, as shown in the table above under “—Operating Results,” increased $103 million, including a net favorable impact of $55 million from currency fluctuations and a net benefit of $66 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $224 million. This increase primarily reflects higher policyholders’ benefits, including changes in reserves, driven by business growth, and higher expenses.

Revenues from our Gibraltar Life and Other operations, as shown in the table above under “—Operating Results,” increased $48 million, including a net unfavorable impact of $4 million from currency fluctuations. Excluding this item, revenues increased $52 million, primarily reflecting higher net investment income driven by higher non-coupon investments and higher average invested assets resulting from business growth. Also contributing to the increase were higher other income driven by more favorable results from joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations, as shown in the table above under “—Operating Results,” increased $45 million, including a net favorable impact of $7 million from currency fluctuations and a net benefit of $39 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $91 million, primarily driven by an increase in policyholders’ benefits, including changes in reserves, driven by continued business growth, and higher expenses, including costs associated with business initiatives.

Six Month Comparison. Revenues from our Life Planner operations increased $262 million, including a net unfavorable impact of $137 million from currency fluctuations and a net charge of $16 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $415 million, primarily driven by higher premiums and policy charges and fee income related to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $135 million, including a net favorable impact of $144 million from currency fluctuations and a net benefit of $66 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $345 million. This increase primarily reflects higher policyholders’ benefits, including changes in reserves, driven by business growth, and higher expenses.

Revenues from our Gibraltar Life and Other operations increased $63 million, including a net unfavorable impact of $34 million from currency fluctuations. Excluding this item, revenues increased $97 million, primarily reflecting higher net investment income driven by higher average invested assets resulting from continued business growth.

Benefits and expenses of our Gibraltar Life and Other operations increased $59 million, including a net favorable impact of $43 million from currency fluctuations and a net benefit of $39 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $141 million, primarily driven by an increase in policyholders’ benefits, including changes in reserves, driven by business growth, and higher expenses, including costs associated with business initiatives.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$224	$296	$628	$647
Gibraltar Life	271	399	594	806
Total	$495	$695	$1,222	$1,453
On a constant exchange rate basis:
Life Planner operations	$309	$295	$718	$639
Gibraltar Life	297	401	622	809
Total	$606	$696	$1,340	$1,448

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

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$166	$26	$96	$21	$309	$165	$27	$77	$26	$295
Gibraltar Life:
Life Consultants	$84	$10	$18	$56	$168	$73	$11	$24	$127	$235
Banks(2)	73	0	9	3	85	88	0	6	10	104
Independent Agency	19	3	18	4	44	32	5	18	7	62
Subtotal	176	13	45	63	297	193	16	48	144	401
Total	$342	$39	$141	$84	$606	$358	$43	$125	$170	$696
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 68%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2019, and 0% and 75%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2018.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $14 million, primarily reflecting higher sales in our Brazil operation driven by growth in Life Planner headcount.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $104 million. Life Consultants sales decreased $67 million, primarily reflecting lower sales of USD-denominated fixed annuity products driven by declines in crediting rates and prioritization of our strategy to focus on recurring pay protection products. Bank channel sales decreased $19 million, primarily from lower sales of USD-denominated life products due to increased competition. Independent Agency sales decreased $18 million, primarily driven by the suspension of corporate term products in the first quarter of 2019 (see “Overview—Regulatory Developments—Japan Corporate Product Tax Rules”) and declines in crediting rates for fixed annuity products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$403	$62	$212	$41	$718	$348	$57	$186	$48	$639
Gibraltar Life:
Life Consultants	$171	$21	$41	$101	$334	$150	$23	$53	$206	$432
Banks(2)	167	0	18	8	193	224	0	14	24	262
Independent Agency	50	6	27	12	95	58	8	34	15	115
Subtotal	388	27	86	121	622	432	31	101	245	809
Total	$791	$89	$298	$162	$1,340	$780	$88	$287	$293	$1,448
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2019, and 0% and 73%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2018.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $79 million, primarily reflecting higher sales of USD-denominated products driven by growth in Life Planner headcount, as well as higher average premium sizes, in our Japan and Brazil operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $187 million. Life Consultants sales decreased $98 million, primarily reflecting lower sales of U.S. dollar-denominated fixed annuity products driven by declines in crediting rates and prioritization of our strategy to focus on recurring pay protection products. Bank channel sales decreased $69 million, primarily from lower sales of USD-denominated life products due to increased competition. Independent Agency sales decreased $20 million, primarily driven by the suspension of corporate term products in the first quarter of 2019 (see “Overview—Regulatory Developments—Japan Corporate Product Tax Rules”) and declines in crediting rates for fixed annuity products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Capital debt interest expense	$(200)	$(172)	$(399)	$(353)
Investment income, net of operating debt interest expense	42	9	86	36
Pension and employee benefits	36	56	60	96
Other corporate activities(1)	(213)	(179)	(494)	(359)
Adjusted operating income	(335)	(286)	(747)	(580)
Realized investment gains (losses), net, and related adjustments	(157)	199	(207)	228
Related charges	(81)	1	(87)	4
Divested and Run-off Businesses	112	(1,526)	286	(1,598)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(7)	4	(15)	3
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(468)	$(1,608)	$(770)	$(1,943)
__________

(1)	Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $49 million. Net charges from other corporate activities increased $34 million, primarily reflecting higher costs for long-term and deferred employee compensation plans tied to Company stock and equity market performance, and increases in other corporate costs, including higher expenses related to corporate initiatives partially offset by lower enhanced supervision costs. Capital debt interest expense increased $28 million, reflecting higher average debt balances. Results from pension and employee benefits decreased $20 million, primarily reflecting lower income from our qualified pension plan, due to higher interest costs on plan obligations driven by the increase in interest rates in 2018. Results for investment income, net of operating debt interest expense, increased $33 million, including higher income on highly liquid assets.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $167 million. Net charges from other corporate activities increased $135 million, primarily reflecting higher costs for long-term and deferred employee compensation plans tied to Company stock and equity market performance, and increases in other corporate costs, including higher expenses related to corporate initiatives partially offset by lower enhanced supervision costs. Capital debt interest expense increased $46 million, reflecting higher average debt balances. Results from pension and employee benefits decreased $36 million, primarily reflecting lower income from our qualified pension plan, due to higher interest costs on plan obligations driven by the increase in interest rates in 2018. Results for investment income, net of operating debt interest expense, increased $50 million, primarily reflecting higher income on highly liquid assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Long-Term Care	$145	$(1,425)	$309	$(1,498)
Other	(33)	(101)	(23)	(100)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$112	$(1,526)	$286	$(1,598)

Long-Term Care. Results for the second quarter and the first six months of 2019 increased compared to the prior year periods, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2019 included a $9 million net charge from these updates. Results for the prior period included a $1,458 million net charge from these updates, including the removal of our assumption of expected future morbidity improvement, reflecting unfavorable morbidity experience relative to prior expectations. Excluding these items, results for the second quarter and the first six months of 2019 increased compared to the prior year periods, reflecting net realized investment gains in the current periods compared to net realized investment losses in the prior year periods, driven by the favorable comparative change in market values of derivatives used for duration management. The increases also reflect the favorable comparative increase in the market value of investments in equity securities.

Other. Results for the second quarter and the first six months of 2019 reflect less unfavorable results compared to the prior year periods primarily reflecting lower comparative losses in the current period related to the anticipated sale of our Pramerica of Italy subsidiary and the exit of our PGIM Brazil operations in the second quarter of 2018. In August 2019, we entered into an agreement to sell our Pramerica of Italy subsidiary, subject to regulatory approvals and customary closing conditions.

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

As of June 30, 2019, the excess of actual cumulative earnings over the expected cumulative earnings was $2,359 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $3,201 million at June 30, 2019, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
	(in millions)
U.S. GAAP results:
Revenues	$1,301	$1,388	$2,675	$2,551
Benefits and expenses	1,322	1,419	2,715	2,591
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(21)	$(31)	$(40)	$(40)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

 Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $10 million. Net realized investment gains and related activity decreased $52 million primarily due to lower gains from derivatives used in risk management activities, partially offset by gains from sales of fixed maturities. Net insurance activity results decreased $19 million primarily due to higher benefit payments. Net investment income decreased $17 million, primarily due to lower prepayment fee income. As a result of the above and other variances, a $17 million reduction in the policyholder dividend obligation was recorded in the second quarter of 2019, compared to a $64 million increase in the second quarter of 2018. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—General Account Investments.”

Six Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures remained flat. Net realized investment gains and related activity increased $214 million primarily due to favorable changes in the value of equity securities. Net investment income decreased $47 million, primarily due to lower income on coupon and non-coupon investments and prepayment fee income. Net insurance activity results decreased $26 million primarily due to higher benefit payments. As a result of the above and other variances, a $106 million increase in the policyholder dividend obligation was recorded in the first six months 2019, compared to a $75 million reduction in the first six months of 2018. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—U.S. GAAP results,” decreased $87 million due to lower net realized investment gains and related activity, as discussed above, lower premiums due to runoff of policies in force, and lower net investment income, as discussed above.

Benefits and expenses, as shown in the table above under “—U.S. GAAP results,” decreased $97 million primarily due to a $95 million decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings.

Six Month Comparison. Revenues increased $124 million due to increases in net realized investment gains and related activity, partially offset by lower net investment income, as discussed above, and lower premiums due to runoff of policies in force.

Benefits and expenses increased $124 million, primarily due to a $150 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$305	$(219)	$635	$(508)
Derivatives	17	77	14	40
Commercial mortgages and other loans	(4)	1	(5)	3
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(331)	111	(610)	415
Net gains (losses)	$(13)	$(30)	$34	$(50)
International Insurance Segment:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(18)	$26	$106	$(88)
Change in experience-rated contractholder liabilities due to asset value changes	18	(26)	(106)	88
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$287	$(193)	$741	$(596)
Derivatives	17	77	14	40
Commercial mortgages and other loans	(4)	1	(5)	3
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(313)	85	(716)	503
Net gains (losses)	$(13)	$(30)	$34	$(50)
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $9 million and $122 million as of June 30, 2019 and 2018, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are an increase of $26 million and a decrease of $13 million for the three months ended June 30, 2019 and 2018, respectively, and an increase of $55 million and a decrease of $30 million for the six months ended June 30, 2019 and 2018, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of June 30, 2019				As of December 31, 2018
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$342,562	$3,069	$40,828	$706	$314,911	$3,455	$38,745	$780
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	19,839	636	0	0	19,579	818	0	0
Equity securities	1,633	1	0	0	1,460	1	0	0
All other(2)	366	1	0	0	215	0	0	0
Subtotal	21,838	638	0	0	21,254	819	0	0
Fixed maturities, trading	3,519	285	236	11	3,048	204	195	2
Equity securities	4,612	549	2,055	75	4,316	604	1,784	67
Commercial mortgage and other loans	645	0	0	0	763	0	0	0
Other invested assets(3)	1,478	436	0	0	1,404	263	5	0
Short-term investments	4,057	214	569	74	5,040	65	453	24
Cash equivalents	7,387	1	530	0	9,027	59	451	18
Other assets	98	98	0	0	25	25	0	0
Separate account assets	279,072	1,708	0	0	254,066	1,534	0	0
Total assets	$665,268	$6,998	$44,218	$866	$613,854	$7,028	$41,633	$891
Future policy benefits	$12,723	$12,723	$0	$0	$8,926	$8,926	$0	$0
Policyholders’ account balances	1,047	1,047	0	0	56	56	0	0
Other liabilities(3)	556	0	1	0	135	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	816	816	0	0	595	595	0	0
Total liabilities	$15,142	$14,586	$1	$0	$9,712	$9,577	$0	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.1% and 2.0%, respectively, as of June 30, 2019, and 1.1% and 2.1%, respectively, as of December 31, 2018.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.4 billion of public fixed maturities as of June 30, 2019, with values primarily based on indicative broker quotes, and approximately $2.6 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including Guaranteed Minimum Accumulation Benefits (“GMAB”), Guaranteed Minimum Withdrawal Benefits (“GMWB”) and Guaranteed Minimum Income and Withdrawal Benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $12.7 billion as of June 30, 2019. For additional information, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities.”

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

For additional information about the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	June 30, 2019
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$292,636	65.5%	$28,176	$320,812
Public, held-to-maturity, at amortized cost	1,754	0.4	0	1,754
Private, available-for-sale, at fair value	49,421	11.1	12,652	62,073
Private, held-to-maturity, at amortized cost	255	0.1	0	255
Fixed maturities, trading, at fair value	2,316	0.5	236	2,552
Assets supporting experience-rated contractholder liabilities, at fair value	21,843	4.9	0	21,843
Equity securities, at fair value	4,125	0.9	2,055	6,180
Commercial mortgage and other loans, at book value	52,100	11.7	8,451	60,551
Policy loans, at outstanding balance	7,702	1.7	4,328	12,030
Other invested assets(1)	8,825	2.0	3,291	12,116
Short-term investments	5,198	1.2	660	5,858
Total general account investments	446,175	100.0%	59,849	506,024
Invested assets of other entities and operations(2)	5,988		0	5,988
Total investments	$452,163		$59,849	$512,012

	December 31, 2018
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$269,109	64.8%	$26,203	$295,312
Public, held-to-maturity, at amortized cost	1,745	0.4	0	1,745
Private, available-for-sale, at fair value	45,328	10.9	12,542	57,870
Private, held-to-maturity, at amortized cost	268	0.1	0	268
Fixed maturities, trading, at fair value	1,893	0.5	195	2,088
Assets supporting experience-rated contractholder liabilities, at fair value	21,254	5.1	0	21,254
Equity securities, at fair value	3,849	0.9	1,784	5,633
Commercial mortgage and other loans, at book value	50,251	12.1	8,782	59,033
Policy loans, at outstanding balance	7,606	1.8	4,410	12,016
Other invested assets(1)	8,407	2.0	3,316	11,723
Short-term investments	5,948	1.4	478	6,426
Total general account investments	415,658	100.0%	57,710	473,368
Invested assets of other entities and operations(2)	5,877		0	5,877
Total investments	$421,535		$57,710	$479,245
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2019 was primarily due to market appreciation from a decrease in U.S. and Japan interest rates and tighter credit spreads, the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of both June 30, 2019 and December 31, 2018, 43% of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$143,741	$133,084
Public, held-to-maturity, at amortized cost	1,754	1,745
Private, available-for-sale, at fair value	17,765	16,222
Private, held-to-maturity, at amortized cost	255	268
Fixed maturities, trading, at fair value	452	328
Assets supporting experience-rated contractholder liabilities, at fair value	2,632	2,441
Equity securities, at fair value	2,011	1,972
Commercial mortgage and other loans, at book value	18,312	17,228
Policy loans, at outstanding balance	2,825	2,715
Other invested assets(1)	2,296	1,957
Short-term investments	303	451
Total Japanese general account investments	$192,346	$178,411
__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first six months of 2019 was primarily attributable to market appreciation from a decrease in U.S. and Japan interest rates and tighter credit spreads, net business inflows, and reinvestment of net investment income.

As of June 30, 2019, our Japanese insurance operations had $74.5 billion, at carrying value, of investments denominated in U.S. dollars, including $2.3 billion that were hedged to yen through third-party derivative contracts and $59.4 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2018, our Japanese insurance operations had $64.9 billion, at carrying value, of investments denominated in U.S. dollars, including $2.5 billion that were hedged to yen through third-party derivative contracts and $50.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $9.6 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2018 was primarily attributable to portfolio growth as a result of net business inflows, reinvestment of net investment income, and the impact of the decrease in the U.S. treasury bond rates.

Our Japanese insurance operations had $10.3 billion and $10.1 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2019 and December 31, 2018, respectively. The $0.2 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2018 was primarily attributable to the impact of the decrease in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2019 to 2018 Three Month Comparison

	Three Months Ended June 30, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.63%	$1,887	2.83%	$955	3.82%	$2,842	$426	$3,268
Assets supporting experience-rated contractholder liabilities	3.66	175	1.17	7	3.36	182	0	182
Equity securities	1.82	10	5.48	27	3.60	37	14	51
Commercial mortgage and other loans	4.15	350	3.87	174	4.05	524	98	622
Policy loans	5.25	64	3.81	26	4.73	90	62	152
Short-term investments and cash equivalents	2.85	94	2.91	6	2.85	100	10	110
Gross investment income	4.38	2,580	2.97	1,195	3.81	3,775	610	4,385
Investment expenses	(0.12)	(103)	(0.13)	(71)	(0.13)	(174)	(55)	(229)
Investment income after investment expenses	4.26%	2,477	2.84%	1,124	3.68%	3,601	555	4,156
Other invested assets(3)		132		52		184	19	203
Investment results of other entities and operations(4)		31		0		31	0	31
Total investment income		$2,640		$1,176		$3,816	$574	$4,390

	Three Months Ended June 30, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.68%	$1,747	2.87%	$922	3.84%	$2,669	$433	$3,102
Assets supporting experience-rated contractholder liabilities	3.69	174	1.14	7	3.38	181	0	181
Equity securities	1.56	9	5.48	30	3.50	39	14	53
Commercial mortgage and other loans	3.98	328	3.93	156	3.97	484	105	589
Policy loans	5.35	65	3.83	25	4.81	90	66	156
Short-term investments and cash equivalents	2.02	61	1.92	10	2.01	71	9	80
Gross investment income	4.35	2,384	3.00	1,150	3.79	3,534	627	4,161
Investment expenses	(0.15)	(99)	(0.12)	(60)	(0.14)	(159)	(52)	(211)
Investment income after investment expenses	4.20%	2,285	2.88%	1,090	3.65%	3,375	575	3,950
Other invested assets(3)		66		33		99	16	115
Investment results of other entities and operations(4)		31		0		31	0	31
Total investment income		$2,382		$1,123		$3,505	$591	$4,096
__________

(1)
For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Total yields exclude investment income and assets related to other invested assets. Prior period yields have been revised to conform to current period presentation.

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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.76% for both the three months ended June 30, 2019 and 2018. Prior period yield has been revised to conform to current period presentation.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily the result of higher returns on short-term investments based on an increase in short-term rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily the result of lower reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $47.9 billion and $43.6 billion for the three months ended June 30, 2019 and 2018, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $9.0 billion and $10.0 billion for the three months ended June 30, 2019 and 2018, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2019 to 2018 Six Month Comparison

	Six Months Ended June 30, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.64%	$3,735	2.83%	$1,892	3.82%	$5,627	$845	$6,472
Assets supporting experience-rated contractholder liabilities	3.60	340	2.15	27	3.43	367	0	367
Equity securities	2.12	22	3.48	34	2.79	56	25	81
Commercial mortgage and other loans	4.10	682	3.85	339	4.02	1,021	193	1,214
Policy loans	5.21	126	3.84	52	4.72	178	125	303
Short-term investments and cash equivalents	2.80	189	3.43	14	2.82	203	19	222
Gross investment income	4.37	5,094	2.96	2,358	3.80	7,452	1,207	8,659
Investment expenses	(0.13)	(209)	(0.13)	(139)	(0.13)	(348)	(109)	(457)
Investment income after investment expenses	4.24%	4,885	2.83%	2,219	3.67%	7,104	1,098	8,202
Other invested assets(3)		170		103		273	39	312
Investment results of other entities and operations(4)		92		0		92	0	92
Total investment income		$5,147		$2,322		$7,469	$1,137	$8,606

	Six Months Ended June 30, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.65%	$3,449	2.92%	$1,845	3.86%	$5,294	$857	$6,151
Assets supporting experience-rated contractholder liabilities	3.66	347	1.94	25	3.45	372	0	372
Equity securities	1.68	19	3.54	38	2.61	57	24	81
Commercial mortgage and other loans	3.99	647	3.92	299	3.97	946	208	1,154
Policy loans	5.34	128	3.86	50	4.82	178	130	308
Short-term investments and cash equivalents	1.81	115	1.91	17	1.82	132	17	149
Gross investment income	4.31	4,705	3.03	2,274	3.79	6,979	1,236	8,215
Investment expenses	(0.14)	(185)	(0.12)	(113)	(0.14)	(298)	(101)	(399)
Investment income after investment expenses	4.17%	4,520	2.91%	$2,161	3.65%	6,681	1,135	7,816
Other invested assets(3)		120		60		180	49	229
Investment results of other entities and operations(4)		49		0		49	0	49
Total investment income		$4,689		$2,221		$6,910	$1,184	$8,094

__________

(1)
For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Total yields exclude investment income and assets related to other invested assets. Prior period yields have been revised to conform to current period presentation.

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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.75% for both the six months ended June 30, 2019 and 2018. Prior period yield has been revised to conform to current period presentation.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily the result of higher returns on short-term investments based on an increase in short-term rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily the result of lower reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $47.2 billion and $43.6 billion for the six months ended June 30, 2019 and 2018, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $9.0 billion and $10.1 billion for the six months ended June 30, 2019 and 2018, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division and the Closed Block division by investment type as well as related charges and adjustments, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$(16)	$(8)	$(16)	$(16)
Due to securities actively marketed for sale	0	(3)	(1)	(11)
Due to credit or adverse conditions of the respective issuer(1)	(12)	(24)	(42)	(39)
OTTI losses on fixed maturities recognized in earnings(2)	(28)	(35)	(59)	(66)
Net gains (losses) on sales and maturities	103	233	372	315
Fixed maturities(3)	75	198	313	249
Commercial mortgage and other loans	(8)	(13)	(11)	(14)
Derivatives	(463)	277	(1,469)	626
OTTI losses on other invested assets recognized in earnings(4)	0	(3)	0	(6)
Other net gains (losses)	5	69	6	79
Other	5	66	6	73
Subtotal	(391)	528	(1,161)	934
Investment results of other entities and operations(5)	6	47	(46)	68
Total — PFI excluding Closed Block Division	(385)	575	(1,207)	1,002
Related adjustments	(163)	(182)	(4)	(522)
Realized investment gains (losses), net, and related adjustments	(548)	393	(1,211)	480
Related charges	(82)	(116)	(57)	(139)
Realized investment gains (losses), net, and related charges and adjustments	$(630)	$277	$(1,268)	$341
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$(34)	$(14)	$(34)	$(22)
Due to securities actively marketed for sale	0	(2)	0	(2)
Due to credit or adverse conditions of the respective issuer(1)	(2)	(7)	(6)	(7)
OTTI losses on fixed maturities recognized in earnings(2)	(36)	(23)	(40)	(31)
Net gains (losses) on sales and maturities	30	(10)	56	25
Fixed maturities(3)	(6)	(33)	16	(6)
Commercial mortgage and other loans	0	(3)	0	(2)
Derivatives	54	142	93	112
OTTI losses on other invested assets recognized in earnings(4)	0	0	0	(1)
Other net gains (losses)	1	4	(4)	5
Other	1	4	(4)	4
Subtotal — Closed Block Division	49	110	105	108
Consolidated PFI realized investment gains (losses), net	$(336)	$685	$(1,102)	$1,110
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

Three Month Comparison. Net gains on sales and maturities of fixed maturity securities were $103 million and $233 million for the second quarter of 2019 and 2018, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Insurance segment.

Net realized losses on derivative instruments of $(463) million for the second quarter of 2019 primarily included:

•	$(1,219) million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$(177) million of losses on capital hedges due to increases in equity indices;

•	$676 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$145 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the British pound and Japanese yen appreciation;

•	$36 million of gains on credit default swaps primarily due to spreads tightening; and

•	$36 million of gains for fees earned on fee-based synthetic guaranteed investment contracts (“GICs”).

Net realized gains on derivative instruments of $277 million for the second quarter of 2018 primarily included:

•	$338 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound, partially offset by Japanese yen appreciation,

•	$33 million of gains for fees earned on fee-based synthetic GICs; and

•	$(73) million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the second quarter of 2019 and 2018 reflected net negative related adjustments of $163 million and $182 million, respectively. Both periods’ results were primarily driven by settlements and changes in values related to interest rate and currency derivatives. The second quarter of 2018 was also driven by the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the second quarter of 2019 and 2018 reflected net related charges of $82 million and $116 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

Six Month Comparison. Net gains on sales and maturities of fixed maturity securities were $372 million and $315 million for the first six months of 2019 and 2018, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Insurance segment.

Net realized losses on derivative instruments of $(1,469) million for the first six months of 2019 primarily included:

•	$(2,419) million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$(663) million of losses on capital hedges due to increases in equity indices;

•	$1,104 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$245 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound and Japanese yen appreciation;

•	$104 million of gains on credit default swaps primarily due to spreads tightening; and

•	$72 million of gains for fees earned on fee-based synthetic GICs.

Net realized gains on derivative instruments of $626 million for the first six months of 2018 primarily included:

•	$800 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$233 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound and Japanese yen appreciation;

•	$76 million of gains for fees earned on fee-based synthetic GICs; and

•	$(451) million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

Results for the first six months of 2019 and 2018 included net negative related adjustments of $4 million and $522 million, respectively. Both periods’ results were primarily driven by settlements and changes in values related to interest rate and currency derivatives. The first six months of 2019 results also included changes in fair value of equity securities recorded in “Other income (loss),” while the first six months of 2018 results also included the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities within the International Insurance segment, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.”

Results for the first six months of 2019 and 2018 reflected net related charges of $57 million and $139 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

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
Retail-Related Investments

As of June 30, 2019, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $6 billion of corporate fixed maturities of which 89% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 50% and a weighted-average debt service coverage ratio of 2.41 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs.

In addition, we held approximately $11 billion of commercial mortgage-backed securities, of which approximately 79% and 20% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.

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

Fixed Maturity Securities and Unrealized Gains and Losses by Industry

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2019				December 31, 2018
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$32,398	$2,184	$108	$34,474	$29,831	$726	$724	$29,833
Consumer non-cyclical	24,997	2,365	167	27,195	24,136	1,172	748	24,560
Utility	21,785	2,009	131	23,663	22,179	1,073	624	22,628
Capital goods	12,135	1,004	106	13,033	11,623	561	386	11,798
Consumer cyclical	11,157	825	96	11,886	11,001	429	330	11,100
Foreign agencies	5,936	1,010	35	6,911	5,946	785	91	6,640
Energy	12,392	993	180	13,205	11,753	524	553	11,724
Communications	6,029	782	51	6,760	6,163	455	234	6,384
Basic industry	5,709	438	49	6,098	5,431	238	158	5,511
Transportation	8,908	760	51	9,617	8,633	428	225	8,836
Technology	3,569	243	41	3,771	3,855	155	99	3,911
Industrial other	3,728	301	54	3,975	3,764	151	154	3,761
Total corporate securities	148,743	12,914	1,069	160,588	144,315	6,697	4,326	146,686
Foreign government(3)	99,069	22,615	68	121,616	97,087	16,942	301	113,728
Residential mortgage-backed(4)	3,283	167	4	3,446	3,205	120	31	3,294
Asset-backed	9,775	144	34	9,885	9,803	122	62	9,863
Commercial mortgage-backed	10,052	442	5	10,489	8,953	87	86	8,954
U.S. Government	23,717	4,134	85	27,766	22,290	2,563	569	24,284
State & Municipal	9,471	1,207	1	10,677	9,456	607	63	10,000
Total(5)	$304,110	$41,623	$1,266	$344,467	$295,109	$27,138	$5,438	$316,809
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $401 million of gross unrealized gains and no gross unrealized losses, as of June 30, 2019, compared to $359 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2018, on securities classified as held-to-maturity.

(3)
As of both June 30, 2019 and December 31, 2018, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 10% and 11% of the balance, respectively.

(4)	As of both June 30, 2019 and December 31, 2018, based on amortized cost, more than 99% were rated A or higher.

(5)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The increase in net unrealized gains from December 31, 2018 to June 30, 2019 was primarily due to a decrease in U.S. interest rates and credit spread tightening.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2019				December 31, 2018
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$230,753	$36,081	$285	$266,549	$222,290	$24,138	$2,568	$243,860
2	56,348	4,414	544	60,218	55,768	2,267	1,999	56,036
Subtotal High or Highest Quality Securities(5)	287,101	40,495	829	326,767	278,058	26,405	4,567	299,896
3	10,027	687	137	10,577	10,149	330	408	10,071
4	5,438	326	244	5,520	5,254	291	368	5,177
5	1,280	85	45	1,320	1,395	99	77	1,417
6	264	30	11	283	253	13	18	248
Subtotal Other Securities(6)(7)	17,009	1,128	437	17,700	17,051	733	871	16,913
Total fixed maturities	$304,110	$41,623	$1,266	$344,467	$295,109	$27,138	$5,438	$316,809
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of June 30, 2019 and December 31, 2018, 1,013 securities with amortized cost of $4,541 million (fair value, $4,768 million) and 1,744 securities with amortized cost of $9,079 million (fair value, $9,135 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $401 million of gross unrealized gains and no gross unrealized losses, as of June 30, 2019, compared to $359 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2018, on securities classified as held-to-maturity.

(4)
As of June 30, 2019, includes gross unrealized losses of $279 million on public fixed maturities and $158 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2018, includes gross unrealized losses of $591 million on public fixed maturities and $280 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of June 30, 2019, includes $246,294 million of public fixed maturities and $40,807 million of private fixed maturities and, as of December 31, 2018, includes $238,824 million of public fixed maturities and $39,234 million of private fixed maturities.

(6)
On an amortized cost basis, as of June 30, 2019, includes $10,118 million of public fixed maturities and $6,891 million of private fixed maturities and, as of December 31, 2018, includes $10,588 million of public fixed maturities and $6,463 million of private fixed maturities.

(7)
On an amortized cost basis, as of June 30, 2019, securities considered below investment grade based on lowest of external rating agency ratings total $19,468 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	June 30, 2019				December 31, 2018
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$9,287	$9,289	$7,991	$8,338	$9,188	$9,151	$7,523	$7,528
AA	299	320	2,046	2,135	405	430	1,415	1,410
A	16	22	6	7	30	36	6	7
BBB	11	11	9	9	15	15	9	9
BB and below	162	243	0	0	165	231	0	0
Total(4)	$9,775	$9,885	$10,052	$10,489	$9,803	$9,863	$8,953	$8,954
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2019, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”).

(2)	Includes CLOs, credit-tranched securities collateralized by education loans, auto loans, sub-prime mortgages, credit cards, and other asset types.

(3)	As of June 30, 2019 and December 31, 2018, based on amortized cost, 97% and 96% were securities with vintages of 2013 or later, respectively.

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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2019		December 31, 2018
	Collateralized Loan Obligations
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,460	$7,438	$7,355	$7,318
AA	0	0	0	0
A	0	0	0	0
BBB	0	0	0	0
BB and below	0	0	0	0
Total(2)	$7,460	$7,438	$7,355	$7,318
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2019, including S&P, Moody’s, Fitch and Morningstar.

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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in millions)
Commercial mortgage and agricultural property loans	$51,364	$49,524
Uncollateralized loans	664	658
Residential property loans	143	158
Other collateralized loans	27	17
Total recorded investment gross of allowance(1)	52,198	50,357
Allowance for credit losses	(98)	(106)
Total net commercial mortgage and other loans(2)	$52,100	$50,251
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both June 30, 2019 and December 31, 2018.

(2)
Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

We originate commercial mortgage and agricultural property loans using a dedicated sales and underwriting staff through our various regional offices in the U.S. and international offices primarily in London and Tokyo. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our industry experience in real estate and mortgage lending.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$16,919	32.9%	$16,553	33.4%
South Atlantic	8,813	17.2	8,633	17.4
Middle Atlantic	6,387	12.4	6,088	12.3
East North Central	3,358	6.5	2,813	5.7
West South Central	5,512	10.7	5,044	10.2
Mountain	2,546	5.0	2,508	5.0
New England	1,880	3.7	1,879	3.8
West North Central	448	0.9	476	1.0
East South Central	582	1.1	595	1.2
Subtotal-U.S.	46,445	90.4	44,589	90.0
Europe	3,016	5.9	3,077	6.2
Asia	766	1.5	733	1.5
Other	1,137	2.2	1,125	2.3
Total commercial mortgage and agricultural property loans	$51,364	100.0%	$49,524	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$11,831	23.0%	$10,490	21.2%
Retail	6,514	12.7	6,693	13.5
Office	10,771	21.0	10,971	22.1
Apartments/Multi-Family	14,214	27.7	13,818	27.9
Other	3,384	6.6	3,255	6.6
Agricultural properties	2,817	5.5	2,710	5.5
Hospitality	1,833	3.5	1,587	3.2
Total commercial mortgage and agricultural property loans	$51,364	100.0%	$49,524	100.0%

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

As of June 30, 2019, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.40 times and a weighted-average loan-to-value ratio of 56%. As of June 30, 2019, 97% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2019, the weighted-average debt service coverage ratio was 2.32 times, and the weighted-average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.1 billion and $0.7 billion of such loans as of June 30, 2019 and December 31, 2018, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of June 30, 2019, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2019
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,661	$690	$92	$28,443
60%-69.99%	15,246	530	0	15,776
70%-79.99%	6,210	574	0	6,784
80% or greater	208	83	70	361
Total commercial mortgage and agricultural property loans	$49,325	$1,877	$162	$51,364

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	June 30, 2019
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2019	$4,118	8.0%
2018	8,935	17.4
2017	7,856	15.3
2016	6,813	13.3
2015	6,664	13.0
2014	5,444	10.6
2013	5,260	10.2
2012 & Prior	6,274	12.2
Total commercial mortgage and agricultural property loans	$51,364	100.0%

Commercial Mortgage and Other Loans Quality

The commercial mortgage and other loans portfolio is monitored on an ongoing basis. If certain criteria are met, loans are assigned to either of the following “watch list” categories:

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in millions)
Allowance, beginning of year	$106	$91
Addition to (release of) allowance for credit losses	(8)	15
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	0
Allowance, end of period	$98	$106
Loan-specific reserve	$0	$11
Portfolio reserve	$98	$95

The allowance for credit losses as of June 30, 2019 decreased compared to December 31, 2018, primarily due to the payoff of a loan included in the loan-specific reserve.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in common and preferred stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$786	$186	$0	$972	$769	$87	$13	$843
Other common stocks	2,273	912	64	3,121	2,353	751	118	2,986
Non-redeemable preferred stocks	33	4	5	32	24	0	4	20
Equity securities, at fair value(1)	$3,092	$1,102	$69	$4,125	$3,146	$838	$135	$3,849
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $81 million and $(34) million during the three months ended June 30, 2019 and 2018, respectively, and $330 million and $(111) million during the six months ended June 30, 2019 and 2018, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,465	$2,318
Hedge funds	1,048	836
Real estate-related	580	544
Subtotal equity method	4,093	3,698
Fair value:
Private equity	925	938
Hedge funds	1,233	1,256
Real estate-related	49	44
Subtotal fair value	2,207	2,238
Total LPs/LLCs	6,300	5,936
Real estate held through direct ownership(1)	1,819	1,777
Derivative instruments	74	42
Other(2)	632	652
Total other invested assets	$8,825	$8,407
__________

(1)	As of June 30, 2019 and December 31, 2018, real estate held through direct ownership had mortgage debt of $799 million and $776 million, respectively.

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

	June 30, 2019	December 31, 2018
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$504	$473
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value(1)	1,203	1,155
Equity securities, at fair value	624	605
Commercial mortgage and other loans, at book value(2)	677	797
Other invested assets	2,965	2,803
Short-term investments	14	43
Total investments	$5,988	$5,877
__________

(1)	As of June 30, 2019 and December 31, 2018, balances include investments in collateralized loan obligations with fair value of $427 million and $408 million, respectively.

(2)	Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

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

Other Invested Assets

“Other invested assets” primarily include assets of our derivative operations used to manage interest rate, foreign currency, credit, and equity exposures.

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

During the six months ended June 30, 2019, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $1.0 billion of shares of our Common Stock and declared aggregate Common Stock dividends of $826 million;

•	We issued $1.0 billion of senior notes to be utilized for general corporate purposes, which may include refinancing portions of our senior notes maturing during 2019; and

•	In the second quarter of 2019, PGIM closed on a $300 million limited-recourse credit facility that is secured by certain of PGIM’s fund investments.

In July 2019, the holders of Prudential Insurance’s $500 million of exchangeable surplus notes delivered notice to the Company indicating their intention to exercise the exchange option. In August 2019, we issued approximately 6.2 million shares of our Common Stock to the note holders as a result of the exchange. The Company’s obligations under the surplus notes are now satisfied.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2019, the Company had $51.3 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2019	December 31, 2018
	(in millions)
Equity(1)	$37,678	$37,711
Junior subordinated debt (including hybrid securities)	7,572	7,568
Other capital debt	6,024	5,793
Total capital	$51,274	$51,072
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2019, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	806%
Gibraltar Life consolidated(2)	884%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2019.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2019	$1.00	$415	5.4	$500
June 30, 2019	$1.00	$411	5.0	$500

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

As of June 30, 2019, Prudential Financial had highly liquid assets with a carrying value totaling $5,664 million, a decrease of $535 million from December 31, 2018. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the balance of this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,867 million as of June 30, 2019, a decrease of $681 million from December 31, 2018.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Six Months Ended June 30, 2019
(in millions)
Sources:
Net receipts under intercompany loans agreements(1)	$1,064
Proceeds from the issuance of debt	989
Dividends and/or returns of capital from subsidiaries(2)	929
Proceeds from stock-based compensation and exercise of stock options	243
Interest income from subsidiaries on intercompany agreements, net of interest paid	10
Total sources	3,235
Uses:
Share repurchases(3)	983
Common stock dividends(4)	827
Repayments on external debt	761
Capital contributions to subsidiaries(5)	268
Net income tax payments	491
Interest paid on external debt	480
Other, net	106
Total uses	3,916
Net increase (decrease) in highly liquid assets	$(681)
__________

(1)	Includes net receipts of $817 million from International insurance subsidiaries, $250 million from PGIM subsidiaries and payments of $3 million to other subsidiaries.

(2)
Includes dividends and/or returns of capital of $492 million from PALAC, $223 million from PGIM subsidiaries, $126 million from international insurance subsidiaries, $79 million from Prudential Annuities Holding Company and $9 million from other subsidiaries.

(3)	Excludes $17 million related to trades that settled in July 2019.

(4)	Includes cash payments made on dividends declared in prior periods.

(5)	Includes capital contributions of $200 million to PICA and $68 million to PGIM subsidiaries.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first six months of 2019, Prudential Financial received dividends of $492 million from PALAC and $79 million from Prudential Annuities Holding Company.

International insurance subsidiaries. During the first six months of 2019, Prudential Financial received dividends of $126 million from its international insurance subsidiaries. In addition to paying common stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. Effective January 1, 2019, our Japan insurance operations entered into a reinsurance agreement with Gibraltar Re, our Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts for certain products, which we expect will allow us to more efficiently manage our capital and risk profile.

Other subsidiaries. During the first six months of 2019, Prudential Financial received dividends of $223 million from PGIM subsidiaries and $9 million from other subsidiaries.
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

The principal sources of liquidity for our insurance subsidiaries are premiums, investment and fee income, investment maturities, sales of investments, and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of that liquidity include benefits, claims and dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity may include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent holding company, hedging and reinsurance activity and payments in connection with financing activities.

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2019
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2018
	(in billions)
Cash and short-term investments	$5.3	$1.3	$0.4	$4.0	$0.4	$11.4	$11.1
Fixed maturity investments(1):
High or highest quality	120.1	36.6	19.6	12.2	5.6	194.1	179.2
Other than high or highest quality	7.2	2.7	1.3	0.5	0.4	12.1	11.3
Subtotal	127.3	39.3	20.9	12.7	6.0	206.2	190.5
Public equity securities, at fair value	0.1	2.0	0.0	0.0	0.0	2.1	1.9
Total	$132.7	$42.6	$21.3	$16.7	$6.4	$219.7	$203.5
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2019
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2018
	(in billions)
Cash and short-term investments	$0.8	$1.9	$1.5	$4.2	$4.1
Fixed maturity investments(3):
High or highest quality(4)	43.3	94.4	22.2	159.9	149.1
Other than high or highest quality	0.8	3.2	2.1	6.1	6.2
Subtotal	44.1	97.6	24.3	166.0	155.3
Public equity securities	1.9	1.7	0.7	4.3	4.0
Total	$46.8	$101.2	$26.5	$174.5	$163.4
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

(4)	As of June 30, 2019, $121.7 billion, or 76%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative-related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of June 30, 2019, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $4.6 billion compared to a net receive position of $2.9 billion as of December 31, 2018. The change in collateral position was driven by a net positive impact from declining interest rates, partially offset by rising equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of June 30, 2019, we have hedged 100%, 92%, 50% and 8% of expected yen-based earnings for 2019, 2020, 2021 and 2022, respectively.

Equity Hedges—We hold both internal and external hedges primarily to hedge our USD-equivalent equity. These hedges also mitigate volatility in the solvency margins of yen-based subsidiaries resulting from changes in the market value of their USD-denominated investments hedging our U.S. dollar-equivalent equity attributable to changes in the yen-U.S. dollar exchange rate.

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

	Six Months Ended June 30,
Cash Settlements: Received (Paid)	2019	2018
	(in millions)
Income Hedges (External)(1)	$32	$(30)
Equity Hedges:
Internal(2)	233	14
External(3)	4	154
Total Equity Hedges	237	168
Total Cash Settlements	$269	$138

	June 30,	December 31,
Assets (Liabilities):	2019	2018
	(in millions)
Income Hedges (External)(4)	$54	$67
Equity Hedges:
Internal(2)	360	436
External(5)	148	78
Total Equity Hedges(6)	508	514
Total Assets (Liabilities)	$562	$581
__________

(1)
Includes non-yen related cash settlements of $17 million, primarily denominated in Australian dollar, Chilean peso, Korean won and Brazilian real and $(17) million, primarily denominated in Korean won, Chilean peso and Australian dollar, for the six months ended June 30, 2019 and 2018, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)	Includes non-yen related cash settlements of $5 million, denominated in Korean won for the six months ended June 30, 2019.

(4)
Includes non-yen related assets of $41 million, primarily denominated in Korean won, Australian dollar and Brazilian real, and assets of $44 million, primarily denominated in Australian dollar and Brazilian real, as of June 30, 2019 and December 31, 2018, respectively.

(5)	Includes non-yen related assets of $15 million, denominated in Korean won, and liabilities of $(2) million, denominated in Korean won, as of June 30, 2019 and December 31, 2018, respectively.

(6)
As of June 30, 2019, approximately $305 million, $287 million and $(84) million of the net market values are scheduled to settle in 2019, 2020 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

PGIM operations

The principal sources of liquidity for our fee-based PGIM businesses include asset management fees and commercial mortgage origination and servicing fees. The principal uses of liquidity include general and administrative expenses, facilitating our commercial mortgage loan business and distributions of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based PGIM businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee-based PGIM businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our strategic investments held in our PGIM businesses are cash flows from investments, the ability to liquidate investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources. The principal use of liquidity for our strategic investments includes making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2018.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2019			December 31, 2018
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,727	$3,014	$9,741	$6,982	$2,968	$9,950
Cash collateral for loaned securities	3,318	917	4,235	3,063	866	3,929
Securities sold but not yet purchased	0	0	0	9	0	9
Total(1)	$10,045	$3,931	$13,976	$10,054	$3,834	$13,888
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$10,025	$3,931	$13,956	$9,875	$3,834	$13,709
Weighted average maturity, in days(2)(3)	8	0		10	0
__________

(1)
The daily weighted average outstanding balance for the three and six months ended June 30, 2019 was $10,598 million and $10,574 million, respectively, for PFI excluding the Closed Block division, and $4,161 million and $4,137 million, respectively, for the Closed Block division.

(2)	Prior period amounts have been updated to conform to current period presentation.

(3)	Excludes securities that may be returned to the Company overnight.

As of June 30, 2019, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $121.5 billion, of which $14.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2019, we believe approximately $17.4 billion of the remaining eligible assets are readily lendable, including approximately $12.6 billion relating to PFI excluding the Closed Block division, of which $4.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.8 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2019, total short-term and long-term debt of the Company on a consolidated basis was $20.5 billion, an increase of $0.7 billion from December 31, 2018. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	June 30, 2019			December 31, 2018
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$820	$845	$15	$727	$742
Current portion of long-term debt	1,003	500	1,503	1,100	499	1,599
Subtotal	1,028	1,320	2,348	1,115	1,226	2,341
General obligation long-term debt:
Senior debt	8,961	173	9,134	8,630	173	8,803
Junior subordinated debt	7,514	58	7,572	7,511	57	7,568
Surplus notes(1)	0	342	342	0	341	341
Subtotal	16,475	573	17,048	16,141	571	16,712
Total general obligations	17,503	1,893	19,396	17,256	1,797	19,053
Limited and non-recourse borrowings(2):
Short-term debt	0	58	58	0	53	53
Current portion of long-term debt	0	253	253	0	57	57
Long-term debt	0	793	793	0	666	666
Total limited and non-recourse borrowings	0	1,104	1,104	0	776	776
Total borrowings	$17,503	$2,997	$20,500	$17,256	$2,573	$19,829
__________

(1)	Amounts are net of assets under set-off arrangements of $9,235 million and $9,095 million as of June 30, 2019 and December 31, 2018, respectively.

(2)
Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $799 million and $776 million as of June 30, 2019 and December 31, 2018, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $299 million and $0 as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, and December 31, 2018, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 10 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 16 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Prudential Financial’s borrowings increased $247 million from December 31, 2018, primarily driven by the issuance, net of related costs, of $989 million of senior debt and a $10 million increase in commercial paper outstanding, offset by $750 million in debt maturities. Borrowings of our subsidiaries increased $424 million from December 31, 2018, primarily driven by a $299 million draw on a credit facility, a $93 million increase in commercial paper, a $23 million increase in mortgage debt, and a $6 million increase in short-term debt.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of June 30, 2019, we had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $11,535 million was outstanding, as compared to an aggregate issuance capacity of $13,750 million, of which $11,445 million was outstanding, as of December 31, 2018. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2019.

	Surplus Notes		Outstanding as of June 30, 2019
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$1,750
AXXX	2013	2033	3,129		3,500
XXX	2014-2018	2021-2034	2,300	(2)	2,450
XXX	2014-2017	2024,2037	2,200		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	690		1,600
Total Credit-Linked Note Structures			$11,535		$13,700
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $2.3 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of June 30, 2019, we also had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of June 30, 2019, for purposes of financing Guideline AXXX reserves, one of our captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. Notably, the Company adopted principle-based reserving for its guaranteed universal life products and introduced updated versions of these products in 2017. The guaranteed universal life updated products support the principle-based statutory reserve level without the need for financing through captive reinsurance. The Company is continuing to assess the impact of current and proposed amendments to principle-based reserving on projected statutory reserve levels and product pricing. The Company is on track to adopt principle-based reserving for its remaining portfolio of individual life product offerings by January 1, 2020.

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our financial strength and credit ratings and their impact on our business.

The following is a summary of significant changes or actions in ratings and rating outlooks for our Company that have occurred from January 1, 2019 through the date of this filing.

On May 9, 2019, Moody’s Investors Service upgraded the financial strength rating of Prudential Insurance, Pruco Life and PRIAC to ‘Aa3’ from ‘A1’with a Stable outlook. Moody’s also upgraded Prudential Financial’s long-term senior debt rating to ‘A3’ from ‘Baa1’ with a Stable outlook.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of June 30, 2019, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2019, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2019 through April 30, 2019	1,657,498	$100.74	1,654,250
May 1, 2019 through May 31, 2019	1,681,255	$99.22	1,679,816
June 1, 2019 through June 30, 2019	1,693,860	$98.76	1,684,690
Total	5,032,613	$99.57	5,018,756	$1,000,000,000
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

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
PRIAC	Prudential Retirement Insurance and Annuity Company

Defined Terms

Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for retired employees, their beneficiaries and covered dependents
Closed Block	Certain in-force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Framework	Prudential's capital protection framework	S&P	Standard & Poor's Rating Services
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Moody's	Moody's Investor Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Morningstar	Morningstar, Inc.

Acronyms

ALM	Asset Liability Management	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income (Loss)	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ASU	Accounting Standards Update	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AUD	Australian Dollar	NAIC	National Association of Insurance Commissioners
bps	Basis Points	NAV	Net Asset Value
DAC	Deferred Policy Acquisition Costs	NJDOBI	New Jersey Department of Banking and Insurance
DOL	U.S. Department of Labor	NPR	Non-Performance Risk
DSI	Deferred Sales Inducements	OCI	Other Comprehensive Income (Loss)
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTC	Over-The-Counter
FASB	Financial Accounting Standards Board	OTTI	Other-Than-Temporary Impairments
FSA	Financial Services Agency (an agency of the Japanese government)	RBC	Risk-Based Capital
GICs	Guaranteed Investment Contracts	SEC	Securities and Exchange Commission
GMAB	Guaranteed Minimum Accumulation Benefits	SVO	Securities Valuation Office
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	USD	U.S. Dollar
GMWB	Guaranteed Minimum Withdrawal Benefits	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 2, 2019