Form 10-Q
period 2019-09-30
PRUDENTIAL FINANCIAL INC
filed 2019-11-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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

As of October 31, 2019, 402 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, labor and employment, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to accelerate our Financial Wellness strategy; and (15) costs associated with the acquisition of Assurance IQ, Inc. and its integration into our Financial Wellness strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2019 and December 31, 2018 (in millions, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019-$342,567; 2018-$331,745)(1)	$391,657	$353,656
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2019-$2,359; 2018-$2,372)(1)	1,958	2,013
Fixed maturities, trading, at fair value (amortized cost: 2019-$3,873; 2018-$3,392)(1)	3,779	3,243
Assets supporting experience-rated contractholder liabilities, at fair value(1)	22,267	21,254
Equity securities, at fair value (cost: 2019-$5,363; 2018-$5,219)(1)	7,014	6,238
Commercial mortgage and other loans (includes $551 and $763 measured at fair value under the fair value option at September 30, 2019 and December 31, 2018, respectively)(1)	61,833	59,830
Policy loans	12,022	12,016
Other invested assets (includes $5,955 and $5,524 measured at fair value at September 30, 2019 and December 31, 2018, respectively)(1)	15,654	14,526
Short-term investments	7,320	6,469
Total investments	523,504	479,245
Cash and cash equivalents(1)	18,289	15,353
Accrued investment income(1)	3,248	3,318
Deferred policy acquisition costs	19,484	20,058
Value of business acquired	1,106	1,850
Other assets(1)	18,761	16,118
Separate account assets	301,234	279,136
TOTAL ASSETS	$885,626	$815,078
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$291,742	$273,846
Policyholders’ account balances	152,527	150,338
Policyholders’ dividends	7,548	4,110
Securities sold under agreements to repurchase	9,241	9,950
Cash collateral for loaned securities	4,728	3,929
Income taxes	12,664	7,936
Short-term debt	1,490	2,451
Long-term debt	19,151	17,378
Other liabilities(1)	17,754	16,018
Notes issued by consolidated variable interest entities (includes $807 and $595 measured at fair value under the fair value option at September 30, 2019 and December 31, 2018, respectively)(1)	1,233	955
Separate account liabilities	301,234	279,136
Total liabilities	819,312	766,047
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 666,305,189 and 660,111,339 shares issued at September 30, 2019 and December 31, 2018, respectively)	6	6
Additional paid-in capital	25,351	24,828
Common Stock held in treasury, at cost (268,018,322 and 249,398,887 shares at September 30, 2019 and December 31, 2018, respectively)	(19,386)	(17,593)
Accumulated other comprehensive income (loss)	27,558	10,906
Retained earnings	32,269	30,470
Total Prudential Financial, Inc. equity	65,798	48,617
Noncontrolling interests	516	414
Total equity	66,314	49,031
TOTAL LIABILITIES AND EQUITY	$885,626	$815,078
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2019 and 2018 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Premiums	$6,937	$8,810	$22,972	$23,559
Policy charges and fee income	1,519	1,498	4,463	4,482
Net investment income	4,438	4,046	13,044	12,140
Asset management and service fees	1,038	1,037	3,137	3,073
Other income (loss)	320	606	2,217	45
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(186)	(32)	(298)	(129)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	43	0	56	0
Other realized investment gains (losses), net	996	183	(7)	1,390
Total realized investment gains (losses), net	853	151	(249)	1,261
Total revenues	15,105	16,148	45,584	44,560
BENEFITS AND EXPENSES
Policyholders’ benefits	7,722	9,311	25,037	26,498
Interest credited to policyholders’ account balances	1,106	1,030	3,729	2,474
Dividends to policyholders	667	446	1,681	1,314
Amortization of deferred policy acquisition costs	591	563	1,808	1,764
General and administrative expenses	3,294	2,960	9,588	8,729
Total benefits and expenses	13,380	14,310	41,843	40,779
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,725	1,838	3,741	3,781
Total income tax expense (benefit)	332	184	726	604
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,393	1,654	3,015	3,177
Equity in earnings of operating joint ventures, net of taxes	32	21	85	62
NET INCOME (LOSS)	1,425	1,675	3,100	3,239
Less: Income (loss) attributable to noncontrolling interests	7	3	42	7
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,418	$1,672	$3,058	$3,232
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.47	$3.97	$7.45	$7.62
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.44	$3.90	$7.35	$7.51

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2019 and 2018 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$1,425	$1,675	$3,100	$3,239
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(174)	(274)	(66)	(315)
Net unrealized investment gains (losses)	4,776	(3,150)	21,571	(11,142)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	23	71	104	200
Total	4,625	(3,353)	21,609	(11,257)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,051	(843)	4,961	(2,525)
Other comprehensive income (loss), net of taxes	3,574	(2,510)	16,648	(8,732)
Comprehensive income (loss)	4,999	(835)	19,748	(5,493)
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	(2)	45	5
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$4,994	$(833)	$19,703	$(5,498)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2019 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$6	$24,828	$30,470	$(17,593)	$10,906	$48,617	$414	$49,031
Cumulative effect of adoption of accounting changes(1)			(21)		7	(14)		(14)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(4)	(4)
Stock-based compensation programs		(46)		131		85		85
Dividends declared on Common Stock			(415)			(415)		(415)
Comprehensive income:
Net income (loss)			932			932	5	937
Other comprehensive income (loss), net of tax					6,305	6,305	(1)	6,304
Total comprehensive income (loss)						7,237	4	7,241
Balance, March 31, 2019	6	24,782	30,966	(17,962)	17,218	55,010	440	55,450
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							25	25
Distributions to noncontrolling interests							(16)	(16)
Consolidations (deconsolidations) of noncontrolling interests							8	8
Stock-based compensation programs		43		46		89		89
Dividends declared on Common Stock			(411)			(411)		(411)
Comprehensive income:
Net income (loss)			708			708	30	738
Other comprehensive income (loss), net of tax					6,764	6,764	6	6,770
Total comprehensive income (loss)						7,472	36	7,508
Balance, June 30, 2019	6	24,825	31,263	(18,416)	23,982	61,660	493	62,153
Common Stock acquired				(1,000)		(1,000)		(1,000)
Exchangeable Surplus Notes conversion		502				502		502
Contributions from noncontrolling interests							54	54
Distributions to noncontrolling interests							(36)	(36)
Stock-based compensation programs		24		30		54		54
Dividends declared on Common Stock			(412)			(412)		(412)
Comprehensive income:
Net income (loss)			1,418			1,418	7	1,425
Other comprehensive income (loss), net of tax					3,576	3,576	(2)	3,574
Total comprehensive income (loss)						4,994	5	4,999
Balance, September 30, 2019	$6	$25,351	$32,269	$(19,386)	$27,558	$65,798	$516	$66,314
__________

(1)	Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity—Continued
Three and Nine Months Ended September 30, 2018 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$6	$24,769	$28,671	$(16,284)	$17,074	$54,236	$275	$54,511
Cumulative effect of adoption of ASU 2016-01			904		(847)	57		57
Cumulative effect of adoption of ASU 2018-02			(1,653)		1,653	0		0
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							61	61
Distributions to noncontrolling interests							(5)	(5)
Stock-based compensation programs		(47)		102		55		55
Dividends declared on Common Stock			(387)			(387)		(387)
Comprehensive income:
Net income (loss)			1,363			1,363	1	1,364
Other comprehensive income (loss), net of tax					(3,119)	(3,119)	13	(3,106)
Total comprehensive income (loss)						(1,756)	14	(1,742)
Balance, March 31, 2018	6	24,722	28,898	(16,557)	14,761	51,830	345	52,175
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							38	38
Distributions to noncontrolling interests							(16)	(16)
Stock-based compensation programs		41		27		68		68
Dividends declared on Common Stock			(382)			(382)		(382)
Comprehensive income:
Net income (loss)			197			197	3	200
Other comprehensive income (loss), net of tax					(3,106)	(3,106)	(10)	(3,116)
Total comprehensive income (loss)						(2,909)	(7)	(2,916)
Balance, June 30, 2018	6	24,763	28,713	(16,905)	11,655	48,232	360	48,592
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(5)	(5)
Consolidations (deconsolidations) of noncontrolling interests							1	1
Stock-based compensation programs		47		34		81		81
Dividends declared on Common Stock			(380)			(380)		(380)
Comprehensive income:
Net income (loss)			1,672			1,672	3	1,675
Other comprehensive income (loss), net of tax					(2,505)	(2,505)	(5)	(2,510)
Total comprehensive income (loss)						(833)	(2)	(835)
Balance, September 30, 2018	$6	$24,810	$30,005	$(17,246)	$9,150	$46,725	$357	$47,082

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018 (in millions)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,100	$3,239
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	249	(1,261)
Policy charges and fee income	(2,117)	(1,642)
Interest credited to policyholders’ account balances	3,729	2,474
Depreciation and amortization	352	45
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(832)	586
Change in:
Deferred policy acquisition costs	(414)	(353)
Future policy benefits and other insurance liabilities	7,718	9,513
Income taxes	(245)	(127)
Derivatives, net	5,225	(2,587)
Other, net	(1,125)	381
Cash flows from (used in) operating activities	15,640	10,268
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	38,356	42,903
Fixed maturities, held-to-maturity	84	76
Fixed maturities, trading	284	527
Assets supporting experience-rated contractholder liabilities	11,631	20,122
Equity securities	2,087	2,913
Commercial mortgage and other loans	4,483	4,056
Policy loans	1,717	1,730
Other invested assets	1,074	1,151
Short-term investments	27,675	25,652
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(48,162)	(53,071)
Fixed maturities, trading	(733)	(760)
Assets supporting experience-rated contractholder liabilities	(11,731)	(19,671)
Equity securities	(2,094)	(2,543)
Commercial mortgage and other loans	(6,807)	(7,745)
Policy loans	(1,440)	(1,487)
Other invested assets	(1,667)	(1,713)
Short-term investments	(28,704)	(24,613)
Derivatives, net	1,170	(182)
Other, net	(339)	(286)
Cash flows from (used in) investing activities	(13,116)	(12,941)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	21,140	21,319
Policyholders’ account withdrawals	(19,734)	(20,454)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	89	1,078
Cash dividends paid on Common Stock	(1,237)	(1,147)
Net change in financing arrangements (maturities 90 days or less)	(33)	189
Common Stock acquired	(1,940)	(1,112)
Common Stock reissued for exercise of stock options	107	107
Proceeds from the issuance of debt (maturities longer than 90 days)	2,923	2,790
Repayments of debt (maturities longer than 90 days)	(1,338)	(1,705)
Proceeds from notes issued by consolidated VIEs	925	0
Repayments of notes issued by consolidated VIEs	(638)	0
Other, net	94	(256)
Cash flows from (used in) financing activities	358	809
Effect of foreign exchange rate changes on cash balances	56	(68)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	2,938	(1,932)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	15,495	14,536
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$18,433	$12,604
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$174	$134
Conversion of surplus notes into Common Stock	$502	$0
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$445	$332
Liabilities assumed	447	3,063
Net cash received	$2	$2,731
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$18,289	$12,466
Restricted cash and restricted cash equivalents (included in “Other assets”)	144	138
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$18,433	$12,604

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

Adoption of ASU 2016-02

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using the optional transition method with a cumulative effect adjustment recorded as of the beginning of the period of adoption. This ASU substantially changes a lessee’s accounting for leases and requires the recording, on balance sheet, using a dual lease accounting model, of a “right-of-use” asset and lease liability. Leases are to be classified as either operating or finance leases. Under the standard, for operating leases, lessees recognize total lease expenses using a straight-line method and finance leases are treated as the purchase of an asset on a financing basis. Accordingly, the impact of operating and finance lease expenses on the income statement is similar to prior guidance under Leases (Topic 840). For lessors, the standard modifies classification criteria and accounting for sales-type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). The standard also eliminates the leveraged lease accounting model for lessors and real estate specific provisions (i.e., those related to sale-leaseback transactions); it does allow, however, a grandfathering of the leveraged lease accounting model for those existing leases that are being accounted for using such model.
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

Other ASU adopted during the nine months ended September 30, 2019

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

ASU issued but not yet adopted as of September 30, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Other ASU issued but not yet adopted as of September 30, 2019

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held-to-maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current OTTI standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces the existing standard for purchased credit deteriorated loans and debt securities.

January 1, 2020 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASC 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.

The Company continues to test and refine its expected credit loss models and related systems, processes and controls for assets held on the Consolidated Statement of Financial Position at amortized cost. We currently estimate the cumulative impact of the adoption will be a reduction to retained earnings of less than $200 million, primarily attributable to the reserves for commercial mortgage and other loans.

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,937	$6,770	$7	$35,700	$0
Obligations of U.S. states and their political subdivisions	9,869	1,584	0	11,453	0
Foreign government bonds	98,451	22,962	53	121,360	(34)
U.S. public corporate securities	85,833	11,480	320	96,993	(5)
U.S. private corporate securities(1)	33,837	2,465	153	36,149	0
Foreign public corporate securities	27,336	3,190	117	30,409	(7)
Foreign private corporate securities	26,771	994	850	26,915	0
Asset-backed securities(2)	13,652	169	36	13,785	(82)
Commercial mortgage-backed securities	14,934	839	5	15,768	0
Residential mortgage-backed securities(3)	2,947	179	1	3,125	(1)
Total fixed maturities, available-for-sale(1)	$342,567	$50,632	$1,542	$391,657	$(129)

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$896	$305	$0	$1,201
Foreign public corporate securities	651	69	0	720
Foreign private corporate securities	83	3	0	86
Residential mortgage-backed securities(3)	328	24	0	352
Total fixed maturities, held-to-maturity(5)	$1,958	$401	$0	$2,359
__________

(1)	Excludes notes with amortized cost of $4,356 million (fair value, $4,356 million), which have been offset with the associated debt under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, home equity loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $361 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,914 million (fair value, $5,362 million), which have been offset with the associated debt under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,242	$2,994	$642	$30,594	$0
Obligations of U.S. states and their political subdivisions	9,880	676	63	10,493	0
Foreign government bonds	96,710	16,714	314	113,110	0
U.S. public corporate securities	82,257	3,912	2,754	83,415	(2)
U.S. private corporate securities(1)	32,450	1,151	581	33,020	0
Foreign public corporate securities	27,671	2,061	531	29,201	(3)
Foreign private corporate securities	25,314	434	1,217	24,531	0
Asset-backed securities(2)	12,888	162	77	12,973	(160)
Commercial mortgage-backed securities	13,396	99	180	13,315	0
Residential mortgage-backed securities(3)	2,937	99	32	3,004	(1)
Total fixed maturities, available-for-sale(1)	$331,745	$28,302	$6,391	$353,656	$(166)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$885	$269	$0	$1,154
Foreign public corporate securities	668	64	0	732
Foreign private corporate securities	95	3	0	98
Residential mortgage-backed securities(3)	365	23	0	388
Total fixed maturities, held-to-maturity(5)	$2,013	$359	$0	$2,372
__________

(1)	Excludes notes with amortized cost of $4,216 million (fair value, $4,216 million), which have been offset with the associated debt under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $356 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,879 million (fair value, $4,879 million), which have been offset with the associated debt under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,185	$7	$64	$0	$1,249	$7
Obligations of U.S. states and their political subdivisions	44	0	0	0	44	0
Foreign government bonds	1,177	49	134	4	1,311	53
U.S. public corporate securities	3,174	93	2,778	227	5,952	320
U.S. private corporate securities	1,243	54	1,791	99	3,034	153
Foreign public corporate securities	1,223	47	587	70	1,810	117
Foreign private corporate securities	3,217	76	6,304	774	9,521	850
Asset-backed securities	3,141	16	3,983	20	7,124	36
Commercial mortgage-backed securities	283	1	190	4	473	5
Residential mortgage-backed securities	40	0	117	1	157	1
Total	$14,727	$343	$15,948	$1,199	$30,675	$1,542
__________

(1)	As of September 30, 2019, there were no securities classified as held-to-maturity in a gross unrealized loss position.

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,007	$67	$6,986	$575	$9,993	$642
Obligations of U.S. states and their political subdivisions	1,725	25	999	38	2,724	63
Foreign government bonds	2,369	136	3,515	178	5,884	314
U.S. public corporate securities	34,064	1,570	13,245	1,184	47,309	2,754
U.S. private corporate securities	8,923	225	7,985	356	16,908	581
Foreign public corporate securities	7,363	308	2,928	223	10,291	531
Foreign private corporate securities	12,218	692	4,468	525	16,686	1,217
Asset-backed securities	8,255	70	669	7	8,924	77
Commercial mortgage-backed securities	1,781	14	4,733	166	6,514	180
Residential mortgage-backed securities	194	1	1,042	31	1,236	32
Total	$79,899	$3,108	$46,570	$3,283	$126,469	$6,391
__________

(1)	As of December 31, 2018, there was $13 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $1,021 million and $5,391 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $521 million and $1,000 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2019, the $1,199 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, consumer non-cyclical and finance sectors. As of December 31, 2018, the $3,283 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$14,490	$15,011	$29	$29
Due after one year through five years	50,551	53,730	114	117
Due after five years through ten years	66,752	73,205	595	664
Due after ten years(1)	179,241	217,033	892	1,197
Asset-backed securities	13,652	13,785	0	0
Commercial mortgage-backed securities	14,934	15,768	0	0
Residential mortgage-backed securities	2,947	3,125	328	352
Total	$342,567	$391,657	$1,958	$2,359
__________

(1)
Excludes available-for-sale notes with amortized cost of $4,356 million (fair value, $4,356 million) and held-to-maturity notes with amortized cost of $4,914 million (fair value, $5,362 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,190	$7,135	$24,011	$26,209
Proceeds from maturities/prepayments	5,315	4,941	14,507	16,720
Gross investment gains from sales and maturities	565	254	1,276	1,038
Gross investment losses from sales and maturities	(62)	(146)	(345)	(590)
OTTI recognized in earnings(2)	(143)	(32)	(242)	(129)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$47	$17	$84	$76

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Includes $162 million and $26 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	Includes less than $1 million of non-cash related proceeds due to the timing of trade settlements for both the nine months ended September 30, 2019 and 2018.

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Credit loss impairments:
Balance in OCI, beginning of period	$142	$163	$140	$319
New credit loss impairments	38	1	58	1
Additional credit loss impairments on securities previously impaired	3	0	11	0
Increases due to the passage of time on previously recorded credit losses	2	2	5	8
Reductions for securities which matured, paid down, prepaid or were sold during the period	(9)	(5)	(36)	(160)
Reductions for securities impaired to fair value during the period(1)	(11)	(1)	(11)	(5)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1)	0	(3)	(3)
Balance in OCI, end of period	$164	$160	$164	$160
__________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$489	$489	$215	$215
Fixed maturities:
Corporate securities	13,548	13,949	13,258	13,119
Commercial mortgage-backed securities	2,084	2,152	2,346	2,324
Residential mortgage-backed securities(1)	1,034	1,057	828	811
Asset-backed securities(2)	1,678	1,708	1,649	1,665
Foreign government bonds	798	819	1,087	1,083
U.S. government authorities and agencies and obligations of U.S. states	339	400	538	577
Total fixed maturities(3)	19,481	20,085	19,706	19,579
Equity securities	1,474	1,693	1,378	1,460
Total assets supporting experience-rated contractholder liabilities(4)	$21,444	$22,267	$21,299	$21,254

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)
Includes collateralized loan obligations, auto loans, education loans, home equity loans and other asset types. Collateralized loan obligations at fair value were $1,063 million and $1,028 million as of September 30, 2019 and December 31, 2018, respectively, all of which were rated AAA.

(3)
As a percentage of amortized cost, 94% and 93% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of September 30, 2019 and December 31, 2018, respectively.

(4)	As a percentage of amortized cost, 78% of the portfolio consisted of public securities as of both September 30, 2019 and December 31, 2018.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $99 million and $34 million during the three months ended September 30, 2019 and 2018, respectively, and $868 million and $(562) million during the nine months ended September 30, 2019 and 2018, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $52 million and $92 million during the three months ended September 30, 2019 and 2018, respectively, and $632 million and $(266) million during the nine months ended September 30, 2019 and 2018, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$73,835	$90,680	$71,952	$84,461
Fixed maturities, held-to-maturity	874	1,170	864	1,127
Fixed maturities, trading	23	23	22	22
Assets supporting experience-rated contractholder liabilities	632	654	691	697
Total	$75,364	$92,527	$73,529	$86,307

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$10,224	$13,155	$10,339	$12,586
Assets supporting experience-rated contractholder liabilities	15	16	15	15
Total	$10,239	$13,171	$10,354	$12,601

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,809	21.0%	$13,280	22.4%
Retail	8,385	13.7	8,639	14.6
Apartments/Multi-Family	17,112	28.0	16,538	28.0
Industrial	13,262	21.7	11,574	19.6
Hospitality	2,196	3.6	1,931	3.3
Other	3,862	6.3	3,846	6.5
Total commercial mortgage loans	57,626	94.3	55,808	94.4
Agricultural property loans	3,510	5.7	3,316	5.6
Total commercial mortgage and agricultural property loans by property type	61,136	100.0%	59,124	100.0%
Allowance for credit losses	(117)		(123)
Total net commercial mortgage and agricultural property loans by property type	61,019		59,001
Other loans:
Uncollateralized loans	660		660
Residential property loans	132		157
Other collateralized loans	26		17
Total other loans	818		834
Allowance for credit losses	(4)		(5)
Total net other loans	814		829
Total commercial mortgage and other loans(1)	$61,833		$59,830
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of September 30, 2019 and December 31, 2018, the net carrying value of these loans was $551 million and $763 million, respectively.

As of September 30, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (9%) and New York (7%)) and included loans secured by properties in Europe (6%), Australia (1%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2017	$97	$3	$1	$0	$5	$106
Addition to (release of) allowance for credit losses	23	0	(1)	0	0	22
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Balance at December 31, 2018	120	3	0	0	5	128
Addition to (release of) allowance for credit losses	(5)	0	0	0	(1)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Balance at September 30, 2019	$114	$3	$0	$0	$4	$121

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	107	3	0	0	4	114
Total ending balance(1)	$114	$3	$0	$0	$4	$121

Recorded investment(2):
Individually evaluated for impairment	$41	$16	$0	$0	$0	$57
Collectively evaluated for impairment	57,585	3,494	132	26	660	61,897
Total ending balance(1)	$57,626	$3,510	$132	$26	$660	$61,954
__________

(1)	As of September 30, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$19	$0	$0	$0	$0	$19
Collectively evaluated for impairment	101	3	0	0	5	109
Total ending balance(1)	$120	$3	$0	$0	$5	$128

Recorded investment(2):
Individually evaluated for impairment	$67	$35	$0	$0	$2	$104
Collectively evaluated for impairment	55,741	3,281	157	17	658	59,854
Total ending balance(1)	$55,808	$3,316	$157	$17	$660	$59,958

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans

	September 30, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$30,196	$798	$81	$31,075
60%-69.99%	17,649	556	0	18,205
70%-79.99%	7,283	762	9	8,054
80% or greater	90	143	59	292
Total commercial mortgage loans	$55,218	$2,259	$149	$57,626

Agricultural property loans

	September 30, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$3,234	$157	$14	$3,405
60%-69.99%	105	0	0	105
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,339	$157	$14	$3,510

Total commercial mortgage and agricultural property loans

	September 30, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$33,430	$955	$95	$34,480
60%-69.99%	17,754	556	0	18,310
70%-79.99%	7,283	762	9	8,054
80% or greater	90	143	59	292
Total commercial mortgage and agricultural property loans	$58,557	$2,416	$163	$61,136

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$57,626	$0	$0	$0	$0	$57,626	$21
Agricultural property loans	3,494	0	0	16	16	3,510	16
Residential property loans	129	1	1	1	3	132	1
Other collateralized loans	26	0	0	0	0	26	0
Uncollateralized loans	660	0	0	0	0	660	0
Total	$61,935	$1	$1	$17	$19	$61,954	$38
 __________

(1)	As of September 30, 2019, there were no loans in this category accruing interest.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$3,497	$3,182
Hedge funds	1,721	1,337
Real estate-related	1,421	1,207
Subtotal equity method	6,639	5,726
Fair value:
Private equity	1,656	1,684
Hedge funds	2,105	2,135
Real estate-related	342	296
Subtotal fair value	4,103	4,115
Total LPs/LLCs	10,742	9,841
Real estate held through direct ownership(1)	2,359	2,466
Derivative instruments	1,398	1,155
Other(2)	1,155	1,064
Total other invested assets	$15,654	$14,526
_________

(1)	As of September 30, 2019 and December 31, 2018, real estate held through direct ownership had mortgage debt of $577 million and $776 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities, available-for-sale(1)	$3,191	$2,981	$9,429	$8,936
Fixed maturities, held-to-maturity(1)	58	57	173	169
Fixed maturities, trading	37	44	109	105
Assets supporting experience-rated contractholder liabilities, at fair value	191	181	558	553
Equity securities, at fair value	38	29	119	123
Commercial mortgage and other loans	636	586	1,863	1,749
Policy loans	160	154	463	462
Other invested assets	251	152	727	456
Short-term investments and cash equivalents	123	91	356	245
Gross investment income	4,685	4,275	13,797	12,798
Less: investment expenses	(247)	(229)	(753)	(658)
Net investment income	$4,438	$4,046	$13,044	$12,140
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities(1)	$360	$76	$689	$319
Commercial mortgage and other loans	20	16	34	33
Investment real estate	38	(1)	38	61
LPs/LLCs	2	0	(1)	16
Derivatives	433	62	(1,010)	835
Other	0	(2)	1	(3)
Realized investment gains (losses), net	$853	$151	$(249)	$1,261
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2019	December 31, 2018
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$232	$190
Fixed maturity securities, available-for-sale—all other	48,858	21,721
Derivatives designated as cash flow hedges(1)	1,584	811
Other investments(2)	(30)	(2)
Net unrealized gains (losses) on investments	$50,644	$22,720
__________

(1)	For more information on cash flow hedges, see Note 5.

(2)
As of September 30, 2019, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	September 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies(1)	$8,985	$0	$8,985	$9,418	$171	$9,589
U.S. public corporate securities	0	0	0	19	0	19
Residential mortgage-backed securities(1)	256	0	256	342	0	342
Total securities sold under agreements to repurchase(1)(2)	$9,241	$0	$9,241	$9,779	$171	$9,950
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

(2)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$105	$0	$105
Obligations of U.S. states and their political subdivisions	44	0	44	88	0	88
Foreign government bonds	367	0	367	325	0	325
U.S. public corporate securities	3,295	0	3,295	2,563	0	2,563
Foreign public corporate securities	795	0	795	693	0	693
Equity securities	226	0	226	155	0	155
Total cash collateral for loaned securities(1)	$4,728	$0	$4,728	$3,929	$0	$3,929

__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Fixed maturities, available-for-sale	$107	$73	$291	$282
Fixed maturities, held-to-maturity	83	95	843	831
Fixed maturities, trading	1,134	1,076	0	0
Assets supporting experience-rated contractholder liabilities	0	0	4	8
Equity securities	54	41	0	0
Commercial mortgage and other loans	765	730	0	0
Other invested assets	1,955	1,526	97	77
Cash and cash equivalents	136	131	0	0
Accrued investment income	4	5	4	4
Other assets	455	463	705	721
Total assets of consolidated VIEs	$4,693	$4,140	$1,944	$1,923
Other liabilities	$310	$295	$17	$17
Notes issued by consolidated VIEs(2)	1,233	955	0	0
Total liabilities of consolidated VIEs	$1,543	$1,250	$17	$17

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 __________

(1)
Total assets of consolidated VIEs reflect $2,370 million and $2,013 million as of September 30, 2019 and December 31, 2018, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2019 and December 31, 2018, the maturities of these obligations were greater than five years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $960 million and $836 million at September 30, 2019 and December 31, 2018, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $10,742 million and $9,841 million as of September 30, 2019 and December 31, 2018, respectively.

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

5. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivatives instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate contracts: futures, swaps, forwards, options, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral and non-performance risk (“NPR”). This netting impact results in total derivative assets of $1,389 million and $1,148 million as of September 30, 2019 and December 31, 2018, respectively, and total derivative liabilities of $134 million and $127 million as of September 30, 2019 and December 31, 2018, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,148	$815	$(83)	$3,885	$305	$(67)
Interest Rate Forwards	106	10	0	600	26	0
Foreign Currency
Foreign Currency Forwards	1,480	57	(11)	722	26	(2)
Currency/Interest Rate
Foreign Currency Swaps	21,698	2,245	(145)	20,724	1,520	(358)
Total Derivatives Designated as Hedge Accounting Instruments	$26,432	$3,127	$(239)	$25,931	$1,877	$(427)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$140,554	$13,558	$(6,471)	$140,963	$5,792	$(3,435)
Interest Rate Futures	21,598	6	(3)	13,991	23	(2)
Interest Rate Options	17,983	899	(252)	24,002	147	(314)
Interest Rate Forwards	2,199	24	0	5,049	72	0
Foreign Currency
Foreign Currency Forwards	25,553	359	(127)	19,849	246	(138)
Foreign Currency Options	0	0	0	2	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,626	990	(387)	13,784	773	(421)
Credit
Credit Default Swaps	1,033	18	(15)	5,207	33	(23)
Equity
Equity Futures	1,398	0	(5)	1,141	0	(8)
Equity Options	34,498	401	(625)	58,693	384	(554)
Total Return Swaps	17,942	135	(153)	17,309	1,131	(86)
Other
Other(1)	1,257	0	0	508	0	0
Synthetic GICs	80,102	1	0	79,215	2	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$357,743	$16,391	$(8,038)	$379,713	$8,603	$(4,981)
Total Derivatives(2)(3)	$384,175	$19,518	$(8,277)	$405,644	$10,480	$(5,408)
__________

(1)
“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.

(2)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $17,463 million and $8,959 million as of September 30, 2019 and December 31, 2018, respectively, primarily included in “Future policy benefits.”

(3)	Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2019, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$395	$71
Commercial mortgage and other loans	$24	$2
Policyholders’ account balances	$(1,456)	$(201)
Future policy benefits	$(751)	$(253)
________

(1)	There were no fair value hedging adjustments for hedged assets and liabilities for which hedge accounting has been discontinued.

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

	September 30, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$19,426	$(18,128)	$1,298	$(1,034)	$264
Securities purchased under agreement to resell	1,437	0	1,437	(1,437)	0
Total assets	$20,863	$(18,128)	$2,735	$(2,471)	$264
Offsetting of Financial Liabilities:
Derivatives(1)	$8,264	$(8,143)	$121	$(97)	$24
Securities sold under agreement to repurchase	9,241	0	9,241	(9,241)	0
Total liabilities	$17,505	$(8,143)	$9,362	$(9,338)	$24

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,407	$(9,331)	$1,076	$(614)	$462
Securities purchased under agreement to resell	986	0	986	(986)	0
Total assets	$11,393	$(9,331)	$2,062	$(1,600)	$462
Offsetting of Financial Liabilities:
Derivatives(1)	$5,387	$(5,281)	$106	$(45)	$61
Securities sold under agreement to repurchase	9,950	0	9,950	(9,950)	0
Total liabilities	$15,337	$(5,281)	$10,056	$(9,995)	$61
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(10)	$(2)	$0	$0	$115	$102	$0
Currency	1	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	(9)	(2)	0	0	115	102	0
Gains (losses) on the hedged item:
Interest Rate	10	5	0	0	(116)	(103)	0
Currency	(1)	1	0	0	0	0	0
Total gains (losses) on hedged item	9	6	0	0	(116)	(103)	0
Total gains (losses) on fair value hedges net of hedged item	0	4	0	0	(1)	(1)	0
Cash flow hedges
Interest Rate	56	1	0	0	0	0	(38)
Currency	3	0	0	0	0	0	4
Currency/Interest Rate	57	70	140	0	0	0	601
Total gains (losses) on cash flow hedges	116	71	140	0	0	0	567
Net investment hedges
Currency	0	0	0	0	0	0	9
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	9
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,356	0	0	0	0	0	0
Currency	158	0	5	0	0	0	0
Currency/Interest Rate	364	0	2	0	0	0	0
Credit	4	0	0	0	0	0	0
Equity	(133)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(3,427)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	322	0	7	0	0	0	0
Total	$438	$75	$147	$0	$(1)	$(1)	$576

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(24)	$(5)	$0	$0	$283	$233	$0
Currency	2	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	(22)	(5)	0	0	283	233	0
Gains (losses) on the hedged item:
Interest Rate	21	16	0	0	(280)	(222)	0
Currency	(1)	2	0	0	0	0	0
Total gains (losses) on hedged item	20	18	0	0	(280)	(222)	0
Total gains (losses) on fair value hedges net of hedged item	(2)	13	0	0	3	11	0
Cash flow hedges
Interest Rate	55	1	0	0	0	0	(16)
Currency	5	0	0	0	0	0	9
Currency/Interest Rate	96	207	135	0	0	0	771
Total gains (losses) on cash flow hedges	156	208	135	0	0	0	764
Net investment hedges
Currency	0	0	0	0	0	0	12
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	12
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,090	0	0	0	0	0	0
Currency	242	0	4	0	0	0	0
Currency/Interest Rate	568	0	2	0	0	0	0
Credit	107	0	0	0	0	0	0
Equity	(2,560)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(6,607)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,160)	0	6	0	0	0	0
Total	$(1,006)	$221	$141	$0	$3	$11	$776

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$6	$(2)	$0	$0	$(39)	$0
Currency	(1)	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	5	(2)	0	0	(39)	0
Gains (losses) on the hedged item:
Interest Rate	(6)	6	0	0	42	0
Currency	1	1	0	0	0	0
Total gains (losses) on hedged item	(5)	7	0	0	42	0
Total gains (losses) on fair value hedges net of hedged item	0	5	0	0	3	0
Cash flow hedges
Interest Rate	0	0	0	0	0	7
Currency	1	0	0	0	0	4
Currency/Interest Rate	26	56	42	0	0	29
Total gains (losses) on cash flow hedges	27	56	42	0	0	40
Net investment hedges
Currency	0	0	0	0	0	0
Currency/Interest Rate	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(960)	0	0	0	0	0
Currency	(140)	0	(1)	0	0	0
Currency/Interest Rate	200	0	1	0	0	0
Credit	15	0	0	0	0	0
Equity	(674)	0	0	0	0	0
Other	1	0	0	0	0	0
Embedded Derivatives	1,596	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	38	0	0	0	0	0
Total	$65	$61	$42	$0	$3	$40

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$28	$(8)	$0	$0	$(150)	$0
Currency	1	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	29	(8)	0	0	(150)	0
Gains (losses) on the hedged item:
Interest Rate	(30)	25	0	0	157	0
Currency	(2)	3	0	0	0	0
Total gains (losses) on hedged item	(32)	28	0	0	157	0
Total gains (losses) on fair value hedges net of hedged item	(3)	20	0	0	7	0
Cash flow hedges
Interest Rate	3	0	0	(1)	0	13
Currency	1	0	0	0	0	13
Currency/Interest Rate	53	156	159	0	0	152
Total gains (losses) on cash flow hedges	57	156	159	(1)	0	178
Net investment hedges
Currency	0	0	0	0	0	3
Currency/Interest Rate	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	3
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,909)	0	0	0	0	0
Currency	140	0	0	0	0	0
Currency/Interest Rate	225	0	2	0	0	0
Credit	10	0	0	0	0	0
Equity	(923)	0	0	0	0	0
Other	0	0	0	0	0	0
Embedded Derivatives	4,233	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	776	0	2	0	0	0
Total	$830	$176	$161	$(1)	$7	$181
_________

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2018	$811
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	9
Amount recorded in AOCI
Interest Rate	40
Currency	14
Currency/Interest Rate	1,209
Total amount recorded in AOCI	1,263
Amount reclassified from AOCI to income
Interest Rate	(56)
Currency	(5)
Currency/Interest Rate	(438)
Total amount reclassified from AOCI to income	(499)
Balance, September 30, 2019	$1,584

_________

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2019 values, it is estimated that a pre-tax gain of approximately $286 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2020, offset by amounts pertaining to the hedged items.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of future cash flows from forecasted transactions denominated in foreign currencies, the purchases of invested assets, and the receipt or payment of variable interest on existing financial instruments. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 10 years.

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

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $544 million and $532 million as of September 30, 2019 and December 31, 2018, respectively.

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $100 million and $110 million as of September 30, 2019 and December 31, 2018, respectively. These credit derivatives are reported at fair value as an asset of $1 million as of both September 30, 2019 and December 31, 2018. As of September 30, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $48 million in NAIC 1; $48 million in NAIC 2; and $4 million in NAIC 3. The Company has also written credit protection on certain index references with notional amounts of $659 million and $4,953 million as of September 30, 2019 and December 31, 2018, respectively. These credit derivatives are reported at fair value as an asset of $16 million and $10 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $50 million in NAIC 1; $500 million in NAIC 3; and $109 million NAIC 6. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. The single name credit derivatives have maturities of less than 1 year, while the index references have maturities of less than 28 years.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2019 and December 31, 2018, the Company had $274 million and $145 million of outstanding notional amounts and reported at fair value as a liability of $14 million and $1 million, respectively.

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

As of September 30, 2019, there were no net liability derivative positions with counterparties with credit risk-related contingent features; as such, all derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$35,601	$99	$	$35,700
Obligations of U.S. states and their political subdivisions	0	11,449	4		11,453
Foreign government bonds	0	121,338	22		121,360
U.S. corporate public securities	0	96,551	442		96,993
U.S. corporate private securities(2)	0	34,385	1,764		36,149
Foreign corporate public securities	0	30,335	74		30,409
Foreign corporate private securities	0	26,016	899		26,915
Asset-backed securities(3)	0	12,629	1,156		13,785
Commercial mortgage-backed securities	0	15,765	3		15,768
Residential mortgage-backed securities	0	3,109	16		3,125
Subtotal	0	387,178	4,479		391,657
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	183	0		183
Obligations of U.S. states and their political subdivisions	0	217	0		217
Foreign government bonds	0	793	26		819
Corporate securities	0	13,289	660		13,949
Asset-backed securities(3)	0	1,633	75		1,708
Commercial mortgage-backed securities	0	2,152	0		2,152
Residential mortgage-backed securities	0	1,057	0		1,057
Equity securities	1,429	263	1		1,693
All other(4)	50	436	3		489
Subtotal	1,479	20,023	765		22,267
Fixed maturities, trading	0	3,475	304		3,779
Equity securities	5,353	881	643		6,877
Commercial mortgage and other loans	0	551	0		551
Other invested assets(5)	7	19,509	464	(18,128)	1,852
Short-term investments	3,209	2,180	294		5,683
Cash equivalents	1,472	8,054	1		9,527
Other assets	0	0	179		179
Separate account assets(6)(7)	43,534	232,617	1,660		277,811
Total assets	$55,054	$674,468	$8,789	$(18,128)	$720,183
Future policy benefits(8)	$0	$0	$16,452	$	$16,452
Policyholders’ account balances	0	0	1,188		1,188
Other liabilities	8	8,269	0	(8,143)	134
Notes issued by consolidated VIEs	0	0	807		807
Total liabilities	$8	$8,269	$18,447	$(8,143)	$18,581

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$30,513	$81	$	$30,594
Obligations of U.S. states and their political subdivisions	0	10,488	5		10,493
Foreign government bonds	0	112,985	125		113,110
U.S. corporate public securities	0	83,282	133		83,415
U.S. corporate private securities(2)	0	31,265	1,755		33,020
Foreign corporate public securities	0	29,148	53		29,201
Foreign corporate private securities	0	23,787	744		24,531
Asset-backed securities(3)	0	11,726	1,247		12,973
Commercial mortgage-backed securities	0	13,302	13		13,315
Residential mortgage-backed securities	0	2,925	79		3,004
Subtotal	0	349,421	4,235		353,656
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	381	0		381
Obligations of U.S. states and their political subdivisions	0	196	0		196
Foreign government bonds	0	858	225		1,083
Corporate securities	0	12,675	444		13,119
Asset-backed securities(3)	0	1,516	149		1,665
Commercial mortgage-backed securities	0	2,324	0		2,324
Residential mortgage-backed securities	0	811	0		811
Equity securities	1,222	237	1		1,460
All other(4)	0	215	0		215
Subtotal	1,222	19,213	819		21,254
Fixed maturities, trading	0	3,037	206		3,243
Equity securities	4,819	610	671		6,100
Commercial mortgage and other loans	0	763	0		763
Other invested assets(5)	23	10,454	263	(9,331)	1,409
Short-term investments	2,713	2,691	89		5,493
Cash equivalents	2,848	6,553	77		9,478
Other assets	0	0	25		25
Separate account assets(6)(7)	39,534	212,998	1,534		254,066
Total assets	$51,159	$605,740	$7,919	$(9,331)	$655,487
Future policy benefits(8)	$0	$0	$8,926	$	$8,926
Policyholders’ account balances	0	0	56		56
Other liabilities	18	5,398	0	(5,281)	135
Notes issued by consolidated VIEs	0	0	595		595
Total liabilities	$18	$5,398	$9,577	$(5,281)	$9,712
__________

(1)	“Netting” amounts represent cash collateral of $9,985 million and $4,050 million as of September 30, 2019 and December 31, 2018, respectively.

(2)
Excludes notes with fair value of $4,356 million (carrying amount of $4,356 million) and $4,216 million (carrying amount of $4,216 million) as of September 30, 2019 and December 31, 2018, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	All other represents cash equivalents and short-term investments.

(5)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of September 30, 2019 and December 31, 2018, the fair values of such investments were $4,103 million and $4,115 million respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of September 30, 2019 and December 31, 2018, the fair value of such investments was $23,423 million and $25,070 million, respectively.

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

(8)
As of September 30, 2019, the net embedded derivative liability position of $16.4 billion includes $0.5 billion of embedded derivatives in an asset position and $16.9 billion of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $8.9 billion includes $0.7 billion of embedded derivatives in an asset position and $9.6 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,507	Discounted cash flow	Discount rate	0.26%	20%	8.19%	Decrease
		Market comparables	EBITDA multiples(3)	5.7X	9.2X	7.3X	Increase
		Liquidation	Liquidation value	8.27%	42.52%	32.49%	Increase
Separate account assets-commercial mortgage loans(4)	$828	Discounted cash flow	Spread	1.14%	2.29%	1.34%	Decrease
Liabilities:
Future policy benefits(5)	$16,452	Discounted cash flow	Lapse rate(7)	1%	18%		Decrease
			Spread over LIBOR(8)	0.16%	1.46%		Decrease
			Utilization rate(9)	43%	97%		Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)	0%	15%		Decrease
			Equity volatility curve	14%	23%		Increase
Policyholders’ account balances(6)	$1,188	Discounted cash flow	Lapse rate(7)	1%	42%		Decrease
			Spread over LIBOR(8)	0.16%	1.46%		Decrease
			Mortality rate(11)	0%	24%		Decrease
			Equity volatility curve	11%	25%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,392	Discounted cash flow	Discount rate	0.57%	20%	8.58%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X	8.5X	8.1X	Increase
		Liquidation	Liquidation value	11.77%	94%	32.16%	Increase
Separate account assets-commercial mortgage loans(4)	$785	Discounted cash flow	Spread	1.12%	2.55%	1.29%	Decrease
Liabilities:
Future policy benefits(5)	$8,926	Discounted cash flow	Lapse rate(7)	1%	13%		Decrease
			Spread over LIBOR(8)	0.36%	1.60%		Decrease
			Utilization rate(9)	50%	97%		Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

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

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$94	$0	$5	$0	$0	$0	$0	$0	$0	$99	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	24	(2)	0	0	0	0	0	0	0	22	(2)
Corporate securities(3)	2,792	(26)	509	(7)	0	(203)	(1)	136	(21)	3,179	(25)
Structured securities(4)	861	4	439	(1)	0	(74)	(14)	5	(45)	1,175	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	26	0	0	0	0	0	0	0	0	26	0
Corporate securities(3)	553	(5)	103	0	0	(27)	0	36	0	660	(8)
Structured securities(4)	57	0	22	0	0	(4)	0	0	0	75	0
Equity securities	1	0	0	0	0	0	0	0	0	1	0
All other activity	1	0	3	0	0	(1)	0	0	0	3	0
Other assets:
Fixed maturities, trading	296	(3)	16	(6)	0	0	(1)	2	0	304	(3)
Equity securities	624	15	27	(20)	0	(1)	(2)	0	0	643	7
Other invested assets	436	0	28	0	0	0	0	0	0	464	0
Short-term investments	288	0	127	0	0	(121)	0	0	0	294	0
Cash equivalents	1	0	0	0	0	0	0	0	0	1	0
Other assets	98	71	10	0	0	0	0	0	0	179	73
Separate account assets(5)	1,708	9	54	(88)	0	(62)	0	43	(4)	1,660	8
Liabilities:
Future policy benefits	(12,723)	(3,417)	0	0	(314)	0	2	0	0	(16,452)	(3,570)
Policyholders’ account balances(6)	(1,047)	(79)	0	0	(62)	0	0	0	0	(1,188)	(66)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(816)	9	0	0	0	0	0	0	0	(807)	9

	Three Months Ended September 30, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(25)	$0	$0	$(3)	$4	$(27)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(8)	0	0	3	0	(8)	0
Other assets:
Fixed maturities, trading	0	(3)	0	0	0	0	(3)	0
Equity securities	3	12	0	0	0	0	7	0
Other invested assets	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	71	0	0	0	0	73	0	0
Separate account assets(5)	0	0	8	0	1	0	0	8
Liabilities:
Future policy benefits	(3,417)	0	0	0	0	(3,570)	0	0
Policyholders’ account balances	(79)	0	0	0	0	(66)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	9	0	0	0	0	9	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$81	$0	$18	$0	$0	$0	$0	$0	$0	$99	$0
U.S. states	5	0	0	0	0	(1)	0	0	0	4	0
Foreign government	125	0	0	0	0	0	(1)	9	(111)	22	(2)
Corporate securities(3)	2,685	(16)	1,116	(36)	0	(807)	(2)	319	(80)	3,179	(51)
Structured securities(4)	1,339	29	870	(48)	0	(406)	(7)	755	(1,357)	1,175	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	225	0	0	0	0	(3)	(196)	0	0	26	0
Corporate securities(3)	444	5	144	0	0	(170)	196	46	(5)	660	(2)
Structured securities(4)	149	1	28	0	0	(29)	0	0	(74)	75	1
Equity securities	1	1	0	(1)	0	0	0	0	0	1	1
All other activity	0	0	6	0	0	(3)	0	0	0	3	0
Other assets:
Fixed maturities, trading	206	(14)	90	(20)	0	0	2	41	(1)	304	(15)
Equity securities	671	39	73	(44)	0	(75)	2	1	(24)	643	30
Other invested assets	263	(1)	246	0	0	(42)	(2)	0	0	464	(1)
Short-term investments	89	0	553	0	0	(348)	0	0	0	294	0
Cash equivalents	77	0	1	0	0	(77)	0	0	0	1	0
Other assets	25	127	27	0	0	0	0	0	0	179	127
Separate account assets(5)	1,534	134	282	(105)	0	(112)	0	43	(116)	1,660	122
Liabilities:
Future policy benefits	(8,926)	(6,627)	0	0	(902)	0	3	0	0	(16,452)	(6,870)
Policyholders’ account balances(6)	(56)	(958)	0	0	(171)	0	(3)	0	0	(1,188)	(938)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(595)	8	0	0	(858)	638	0	0	0	(807)	8

	Nine Months Ended September 30, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(38)	$0	$0	$37	$14	$(53)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	1	0	0	6	0	0	0
Other assets:
Fixed maturities, trading	0	(15)	0	0	1	0	(15)	0
Equity securities	3	36	0	0	0	0	30	0
Other invested assets	(1)	0	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	127	0	0	0	0	127	0	0
Separate account assets(5)	0	0	131	0	3	0	0	122
Liabilities:
Future policy benefits	(6,627)	0	0	0	0	(6,870)	0	0
Policyholders’ account balances	(958)	0	0	0	0	(938)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	8	0	0	0	0	8	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$67	$0	$2	$0	$0	$0	$0	$0	$0	$69	$0
U.S. states	5	0	0	0	0	0	0	0	0	5	0
Foreign government	137	0	0	0	0	0	(3)	0	(6)	128	0
Corporate securities(3)	2,691	(17)	118	(13)	0	(323)	(6)	60	(187)	2,323	(17)
Structured securities(4)	1,664	(10)	520	(226)	0	(221)	(4)	0	(315)	1,408	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	221	0	0	0	0	0	0	0	0	221	(1)
Corporate securities(3)	488	(12)	26	0	0	(75)	0	3	(22)	408	(13)
Structured securities(4)	107	0	3	0	0	(21)	0	0	(15)	74	(1)
Equity securities	4	0	0	(2)	0	0	0	0	0	2	0
All other activity	5	0	31	0	0	(33)	0	0	0	3	0
Other assets:
Fixed maturities, trading	173	4	18	(9)	0	0	1	0	(1)	186	4
Equity securities	783	3	19	(46)	0	(40)	(8)	2	(2)	711	(1)
Other invested assets	122	1	0	(3)	0	0	(3)	0	0	117	0
Short-term investments	1	0	22	0	0	(17)	0	0	0	6	0
Cash equivalents	2	0	0	0	0	(2)	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0	0	0	0
Separate account assets(5)	1,816	26	67	(6)	0	(66)	0	12	(212)	1,637	24
Liabilities:
Future policy benefits	(6,585)	1,645	0	0	(291)	0	0	0	0	(5,231)	1,585
Policyholders’ account balances(6)	(42)	(23)	0	0	(30)	0	0	0	0	(95)	(23)
Other liabilities	(18)	(32)	9	0	0	0	0	0	0	(41)	(33)
Notes issued by consolidated VIEs	(609)	(1)	0	0	0	0	0	0	0	(610)	(2)

	Three Months Ended September 30, 2018
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(6)	$0	$0	$(26)	$5	$(17)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(15)	0	0	3	0	(15)	0
Other assets:
Fixed maturities, trading	0	3	0	0	1	0	4	0
Equity securities	0	3	0	0	0	0	(1)	0
Other invested assets	0	1	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	0	0	0	0	0	0	0	0
Separate account assets(5)	0	0	25	0	1	0	0	24
Liabilities:
Future policy benefits	1,645	0	0	0	0	1,585	0	0
Policyholders’ account balances	(23)	0	0	0	0	(23)	0	0
Other liabilities	(32)	0	0	0	0	(33)	0	0
Notes issued by consolidated VIEs	(1)	0	0	0	0	(2)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$52	$0	$17	$0	$0	$0	$0	$0	$0	$69	$0
U.S. states	5	0	0	0	0	0	0	0	0	5	0
Foreign government	148	(2)	0	0	0	0	(6)	20	(32)	128	0
Corporate securities(3)	2,776	(35)	493	(17)	0	(778)	(25)	189	(280)	2,323	(47)
Structured securities(4)	6,715	(34)	2,509	(570)	0	(1,538)	2	1,133	(6,809)	1,408	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	223	1	0	0	0	(3)	0	0	0	221	(3)
Corporate securities(3)	462	(21)	91	0	0	(144)	0	43	(23)	408	(23)
Structured securities(4)	722	(2)	22	0	0	(163)	0	33	(538)	74	(2)
Equity securities	4	1	0	(3)	0	0	0	0	0	2	1
All other activity	7	0	74	0	0	(78)	0	0	0	3	0
Other assets:
Fixed maturities, trading	156	7	67	(51)	0	(3)	4	12	(6)	186	7
Equity securities	795	5	61	(78)	0	(79)	7	5	(5)	711	(1)
Other invested assets	137	5	1	(15)	0	0	(11)	0	0	117	3
Short-term investments	8	(1)	44	0	0	(43)	(2)	0	0	6	(1)
Cash equivalents	0	0	9	0	0	(9)	0	0	0	0	0
Other assets	13	(13)	0	0	0	0	0	0	0	0	(13)
Separate account assets(5)	2,122	15	557	(28)	0	(327)	0	236	(938)	1,637	20
Liabilities:
Future policy benefits	(8,720)	4,354	0	0	(865)	0	0	0	0	(5,231)	4,088
Policyholders’ account balances(6)	(47)	(26)	0	0	(22)	0	0	0	0	(95)	(26)
Other liabilities	(3)	(66)	27	0	0	0	1	0	0	(41)	(65)
Notes issued by consolidated VIEs	(1,196)	(1)	0	0	0	0	587	0	0	(610)	(1)

	Nine Months Ended September 30, 2018
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(19)	$0	$0	$(65)	$13	$(47)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(28)	0	0	7	0	(27)	0
Other assets:
Fixed maturities, trading	1	5	0	0	1	0	7	0
Equity securities	0	5	0	0	0	0	(1)	0
Other invested assets	4	1	0	0	0	2	1	0
Short-term investments	(1)	0	0	0	0	(1)	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	(13)	0	0	0	0	(13)	0	0
Separate account assets(5)	0	0	14	0	1	0	0	20
Liabilities:
Future policy benefits	4,354	0	0	0	0	4,088	0	0
Policyholders’ account balances	(26)	0	0	0	0	(26)	0	0
Other liabilities	(66)	0	0	0	0	(65)	0	0
Notes issued by consolidated VIEs	(1)	0	0	0	0	(1)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)
“Other,” for the periods ended September 30, 2019 and September 30, 2018, primarily represent deconsolidation of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.

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

	As of September 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$6	$15,305	$1	$	$15,312
Currency	0	416	0		416
Credit	0	18	0		18
Currency/Interest Rate	0	3,235	0		3,235
Equity	1	535	0		536
Other	0	0	0		0
Netting(1)				(18,128)	(18,128)
Total derivative assets	$7	$19,509	$1	$(18,128)	$1,389
Derivative Liabilities:
Interest Rate	$3	$6,806	$0	$	$6,809
Currency	0	138	0		138
Credit	0	15	0		15
Currency/Interest Rate	0	532	0		532
Equity	5	778	0		783
Other	0	0	0		0
Netting(1)				(8,143)	(8,143)
Total derivative liabilities	$8	$8,269	$0	$(8,143)	$134

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$23	$6,341	$2	$	$6,366
Currency	0	273	0		273
Credit	0	33	0		33
Currency/Interest Rate	0	2,292	0		2,292
Equity	0	1,515	0		1,515
Other	0	0	0		0
Netting(1)				(9,331)	(9,331)
Total derivative assets	$23	$10,454	$2	$(9,331)	$1,148
Derivative Liabilities:
Interest Rate	$2	$3,818	$0	$	$3,820
Currency	0	140	0		140
Credit	0	23	0		23
Currency/Interest Rate	0	778	0		778
Equity	7	640	0		647
Other	0	0	0		0
Netting(1)				(5,281)	(5,281)
Total derivative liabilities	$9	$5,399	$0	$(5,281)	$127
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0

	Nine Months Ended September 30, 2019
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$1	$3	$1	$(10)
Mortgage servicing rights(2)	$(3)	$2	$(5)	$6

	September 30, 2019	December 31, 2018
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$14	$47
Mortgage servicing rights(2)	$61	$73
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate volatility in earnings that result from different measurement attributes. Electing the fair value option also allows the Company to achieve consistent accounting for certain assets and liabilities. Changes in fair value are reflected in “Realized investment gains (losses), net” for commercial mortgage and other loans and “Other income (loss)” for other assets and notes issued by consolidated VIEs. Changes in fair value due to instrument-specific credit risk are estimated using changes in credit spreads and quality ratings for the period reported. Interest income on commercial mortgage and other loans is included in “Net investment income.” Interest income on these loans is recorded based on the effective interest rate as determined at the closing of the loan.

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(9)	$1	$(8)	$1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Commercial mortgage and other loans:
Interest income	$5	$4	$16	$10
Notes issued by consolidated VIEs:
Interest expense	$11	$9	$33	$27

	September 30, 2019	December 31, 2018
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$551	$763
Aggregate contractual principal as of period end	$545	$754
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$807	$595
Aggregate contractual principal as of period end	$857	$632
__________

(1)
As of September 30, 2019, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,272	$87	$2,359	$1,958
Assets supporting experience-rated contractholders liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	108	63,846	63,954	61,282
Policy loans	0	0	12,022	12,022	12,022
Other invested assets	0	36	0	36	36
Short-term investments	1,312	325	0	1,637	1,637
Cash and cash equivalents	7,313	1,449	0	8,762	8,762
Accrued investment income	0	3,248	0	3,248	3,248
Other assets	144	2,457	600	3,201	3,199
Total assets	$8,769	$9,895	$76,555	$95,219	$92,144
Liabilities:
Policyholders’ account balances—investment contracts	$0	$32,811	$70,326	$103,137	$101,689
Securities sold under agreements to repurchase	0	9,241	0	9,241	9,241
Cash collateral for loaned securities	0	4,728	0	4,728	4,728
Short-term debt	0	1,243	260	1,503	1,490
Long-term debt(3)	1,945	18,597	1,166	21,708	19,151
Notes issued by consolidated VIEs	0	0	426	426	426
Other liabilities	0	6,900	598	7,498	7,498
Separate account liabilities—investment contracts	0	73,415	23,684	97,099	97,099
Total liabilities	$1,945	$146,935	$96,460	$245,340	$241,322

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,468	$904	$2,372	$2,013
Assets supporting experience-rated contractholders liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	109	59,106	59,215	59,067
Policy loans	0	0	12,016	12,016	12,016
Other invested assets	0	40	0	40	40
Short-term investments	951	25	0	976	976
Cash and cash equivalents	4,871	1,004	0	5,875	5,875
Accrued investment income	0	3,318	0	3,318	3,318
Other assets	141	2,189	483	2,813	2,813
Total assets	$5,963	$8,153	$72,509	$86,625	$86,118
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,422	$67,006	$98,428	$99,829
Securities sold under agreements to repurchase	0	9,950	0	9,950	9,950
Cash collateral for loaned securities	0	3,929	0	3,929	3,929
Short-term debt	0	1,854	658	2,512	2,451
Long-term debt(3)	1,734	15,057	1,181	17,972	17,378
Notes issued by consolidated VIEs	0	0	360	360	360
Other liabilities	0	6,338	510	6,848	6,848
Separate account liabilities—investment contracts	0	66,914	26,022	92,936	92,936
Total liabilities	$1,734	$135,464	$95,737	$232,935	$233,681
__________

(1)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(2)
Excludes notes with fair value of $5,362 million (carrying amount of $4,914 million) and $4,879 million (carrying amount of $4,879 million) as of September 30, 2019 and December 31, 2018, respectively, which have been offset with the associated payables under a netting agreement.

(3)
Includes notes with fair value of $9,718 million (carrying amount of $9,270 million) and $9,095 million (carrying amount of $9,095 million) as of September 30, 2019 and December 31, 2018, respectively, which have been offset with the associated receivables under a netting agreement.

7.	LEASES

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 29 years, some of which include options to extend the leases for up to 18 years, and some of which include options to terminate the leases within 8 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and, hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

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

September 30, 2019
(in millions)
Operating Leases:

Right-of-use assets	$524
Lease liabilities	$564

Weighted average remaining lease term	6 years
Weighted average discount rate	2.50%

Maturities of operating lease liabilities are as follows:

September 30, 2019
(in millions)
2019 (October - December)	$40
2020	146
2021	129
2022	92
2023	67
Thereafter	143
Total lease payments	617
Less imputed interest	(53)
Total	$564

Lease expense is included in “General and administrative expenses.” The expense was comprised of operating lease costs and short-term lease costs of $35 million and $25 million, respectively, for the three months ended September 30, 2019, and $104 million and $75 million, respectively, for the nine months ended September 30, 2019. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Lessor

The Company directly owns real estate properties within its investment portfolio. Such real estate is leased to third-parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying the practical expedient discussed in Note 2. Lease income included in “Net investment income” was $39 million and $139 million for the three and nine months ended September 30, 2019, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2019 and December 31, 2018, the Company recognized a policyholder dividend obligation of $2,586 million and $2,252 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,977 million and $899 million at September 30, 2019 and December 31, 2018, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Closed Block liabilities
Future policy benefits	$47,726	$48,282
Policyholders’ dividends payable	840	812
Policyholders’ dividend obligation	6,563	3,150
Policyholders’ account balances	4,988	5,061
Other Closed Block liabilities	4,391	3,955
Total Closed Block liabilities	64,508	61,260
Closed Block assets
Fixed maturities, available-for-sale, at fair value	42,078	38,538
Fixed maturities, trading, at fair value	243	195
Equity securities, at fair value	2,064	1,784
Commercial mortgage and other loans	8,484	8,782
Policy loans	4,302	4,410
Other invested assets	3,367	3,316
Short-term investments	323	477
Total investments	60,861	57,502
Cash and cash equivalents	359	467
Accrued investment income	478	466
Other Closed Block assets	133	105
Total Closed Block assets	61,831	58,540
Excess of reported Closed Block liabilities over Closed Block assets	2,677	2,720
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3,926	857
Allocated to policyholder dividend obligation	(3,977)	(899)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,626	$2,678

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2019
(in millions)
Balance, December 31, 2018	$3,150
Impact from earnings allocable to policyholder dividend obligation	334
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	3,079
Balance, September 30, 2019	$6,563

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues
Premiums	$510	$528	$1,618	$1,680
Net investment income	591	562	1,732	1,752
Realized investment gains (losses), net	351	(4)	456	104
Other income (loss)	31	166	356	273
Total Closed Block revenues	1,483	1,252	4,162	3,809
Benefits and Expenses
Policyholders’ benefits	659	676	2,148	2,182
Interest credited to policyholders’ account balances	33	33	97	99
Dividends to policyholders	649	424	1,617	1,240
General and administrative expenses	88	91	266	275
Total Closed Block benefits and expenses	1,429	1,224	4,128	3,796
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	54	28	34	13
Income tax expense (benefit)	39	12	(14)	(33)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$15	$16	$48	$46

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $726 million, or 19.4% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first nine months of 2019, compared to $604 million, or 16.0%, in the first nine months of 2018. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at higher rates than the U.S. statutory rate. In addition, the first nine months of 2018 also includes a $144 million reduction in income tax expense primarily related to refinements of the Company’s provisional estimates related to the U.S. Tax Cuts and Jobs Act of 2017 and unique items described below that were recorded in the periods in which they occurred.

2018 Industry Issue Resolution (IIR) - In August 2018, the Internal Revenue Service (“IRS”) released an IIR to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the IIR methodology resulted in an accelerated deduction for the Company’s 2017 tax return, that would have otherwise been deductible in future years. Prior to the adoption of this IIR, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the IIR, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year which resulted in a reduction in income tax expense of $198 million for the first nine months of 2018.

Resolution of tax audit issues - During the third quarter of 2018, the Company reached an agreement with the IRS to resolve outstanding tax audit issues for tax years 2015 and 2016 and partially for 2017 which resulted in a $40 million increase to our income tax expense for the first nine months of 2018.

Brazil Full Inclusion - During the third quarter of 2018, the Company made a tax election, effective for the 2017 tax year, to subject earnings from its insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related tax credits. This election had the effect of reducing the rate at which the Company incurs taxes on these earnings from the 45% tax rate in Brazil to the 21% tax rate in the U.S., which in turn reduced the amount of associated income tax expense in 2018. In conjunction with

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

this election, the Company remeasured its related deferred tax assets from the previous 45% rate in Brazil to the new rate of 21% in the U.S., which resulted in additional income tax expense in the third quarter of 2018. The net effect of the lower tax rate and the remeasurement of the deferred tax assets was a net increase in income tax expense of $51 million for the first nine months of 2018.

10. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2019	December 31, 2018
	($ in millions)
Commercial paper:
Prudential Financial	$25	$15
Prudential Funding, LLC	553	727
Subtotal commercial paper	578	742
Mortgage Debt(1)	0	53
Current portion of long-term debt(2)	904	1,656
Other(3)	8	0
Total short-term debt(4)	$1,490	$2,451
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$250	$301
Daily average commercial paper outstanding for the quarter ended	$1,853	$1,554
Weighted average maturity of outstanding commercial paper, in days	5	12
Weighted average interest rate on outstanding commercial paper(5)	1.90%	2.41%
__________
(1) Includes $53 million of mortgage debt denominated in foreign currency at December 31, 2018.
(2) Includes $652 million and $1,100 million of senior notes at September 30, 2019 and December 31, 2018, respectively, and $252 million and $57 million of mortgage debt that has recourse only to real estate investment property at September 30, 2019 and December 31, 2018, respectively.
(3) Includes $8 million drawn on a revolving line of credit held by a subsidiary at September 30, 2019.
(4) Includes Prudential Financial debt of $677 million and $1,115 million at September 30, 2019 and December 31, 2018, respectively.

(5)	Prior period interest rate has been updated to conform to current period presentation.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2019, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Surplus Notes. In August 2019, as a result of the note holders’ exercise of the exchange option on $500 million of surplus notes, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. For additional information, see Note 13.

Credit Facilities. On September 30, 2019, Prudential Holdings of Japan, Inc. (“PHJ”) entered into a ¥100 billion five-year credit facility with a syndicate of lenders, with terms similar to its prior three-year syndicated credit facility expiring on that date. There were no borrowings under the facility as of September 30, 2019.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2019	December 31, 2018

	(in millions)
Fixed-rate obligations:
Surplus notes	$342	$341
Surplus notes subject to set-off arrangements(1)	7,070	6,895
Senior notes	10,582	8,774
Mortgage debt(2)	101	237
Floating-rate obligations:
Line of credit	299	0
Surplus notes subject to set-off arrangements(1)	2,200	2,200
Senior notes	29	29
Mortgage debt(3)	224	429
Junior subordinated notes(4)	7,574	7,568
Subtotal	28,421	26,473
Less: assets under set-off arrangements(1)	9,270	9,095
Total long-term debt(5)	$19,151	$17,378
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $41 million and $101 million of debt denominated in foreign currency at September 30, 2019 and December 31, 2018, respectively.

(3)	Includes $49 million and $206 million of debt denominated in foreign currency at September 30, 2019 and December 31, 2018, respectively.

(4)
Includes Prudential Financial debt of $7,516 million and $7,511 million at September 30, 2019 and December 31, 2018, respectively. Also includes subsidiary debt of $58 million and $57 million denominated in foreign currency at September 30, 2019 and December 31, 2018, respectively.

(5)	Includes Prudential Financial debt of $17,954 million and $16,141 million at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Line of Credit. PGIM entered into a $300 million syndicated credit facility in April 2019 that is secured by certain of PGIM’s fund investments.  The facility has a three-year term and extends for additional one-year periods unless terminated.  The lenders on the facility have recourse only to the collateral pledged by PGIM.  The facility was fully drawn as of September 30, 2019.

Senior Notes. As of September 30, 2019, the outstanding balance of the Company’s senior notes was $11.26 billion, an increase of $1.4 billion from December 31, 2018. The increase was due to the issuance in the first quarter of $1 billion of notes with an interest rate of 4.350% maturing in February 2050 and the issuance in the third quarter of $1.5 billion of notes with an interest rate of 3.700% maturing in March 2051, offset by $1.1 billion in debt maturities.

Mortgage Debt. As of September 30, 2019, the Company’s subsidiaries had mortgage debt of $577 million that has recourse only to real estate property held for investment by those subsidiaries. This represents a decrease of $199 million from December 31, 2018, due to the transfer of $228 million in debt into a non-consolidated real estate joint venture fund and a $6 million decrease from foreign currency exchange rate fluctuations, offset by a $35 million increase from new borrowings.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$73	$78	$5	$6
Interest cost	122	112	20	17
Expected return on plan assets	(204)	(204)	(24)	(27)
Amortization of prior service cost	(1)	(1)	1	0
Amortization of actuarial (gain) loss, net	54	53	6	4
Settlements	4	5	0	0
Special termination benefits	2	0	0	0
Net periodic (benefit) cost	$50	$43	$8	$0

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$218	$236	$16	$18
Interest cost	368	336	59	52
Expected return on plan assets	(612)	(613)	(71)	(81)
Amortization of prior service cost	(3)	(3)	3	0
Amortization of actuarial (gain) loss, net	162	160	18	13
Settlements	52	5	0	0
Special termination benefits	3	1	0	0
Net periodic (benefit) cost	$188	$122	$25	$2

12. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2018	660.1	249.4	410.7
Common Stock issued(1)	6.2	0.0	6.2
Common Stock acquired	0.0	21.8	(21.8)
Stock-based compensation programs(2)	0.0	(3.2)	3.2
Balance, September 30, 2019	666.3	268.0	398.3
__________

(1)
In August 2019, as a result of the note holders’ exercise of the exchange option on $500 million of surplus notes, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. For additional information, see Note 13.

(2)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In December 2018, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2019 through December 31, 2019. In September 2019, the Board authorized a $500 million increase to the authorization for calendar year 2019. As a result, the Company’s aggregate share repurchase authorization for calendar year 2019 is $2.5 billion. As of September 30, 2019, 21.8 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $2.0 billion.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per share of Common Stock	$1.00	$0.90	$3.00	$2.70

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2018	$(564)	$14,745	$(3,275)	$10,906
Change in OCI before reclassifications	(74)	22,759	(76)	22,609
Amounts reclassified from AOCI	5	(1,188)	180	(1,003)
Income tax benefit (expense)	20	(4,956)	(25)	(4,961)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, September 30, 2019	$(613)	$31,367	$(3,196)	$27,558

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2017	$(269)	$19,968	$(2,625)	$17,074
Change in OCI before reclassifications	(314)	(10,452)	30	(10,736)
Amounts reclassified from AOCI	1	(690)	170	(519)
Income tax benefit (expense)	15	2,555	(45)	2,525
Cumulative effect of adoption of ASU 2016-01	0	(847)	0	(847)
Cumulative effect of adoption of ASU 2018-02	(231)	2,282	(398)	1,653
Balance, September 30, 2018	$(798)	$12,816	$(2,868)	$9,150
__________

(1)
Includes cash flow hedges of $1,584 million and $811 million as of September 30, 2019 and December 31, 2018, respectively, and $139 million and $(39) million as of September 30, 2018 and December 31, 2017, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statements of Operations
	2019	2018	2019	2018
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$(1)	$(5)	$(1)	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	0	0	Other income (loss)
Total foreign currency translation adjustment	0	(1)	(5)	(1)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	57	0	56	2	(3)
Cash flow hedges—Currency	3	2	5	2	(3)
Cash flow hedges—Currency/Interest rate	267	122	438	367	(3)
Net unrealized investment gains (losses) on available-for-sale securities	360	76	689	319
Total net unrealized investment gains (losses)	687	200	1,188	690	(4)
Amortization of defined benefit pension items:
Prior service cost	0	1	0	3	(5)
Actuarial gain (loss)	(60)	(57)	(180)	(173)	(5)
Total amortization of defined benefit pension items	(60)	(56)	(180)	(170)
Total reclassifications for the period	$627	$143	$1,003	$519
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2018	$189	$(1)	$4	$(23)	$(61)	$108
Net investment gains (losses) on investments arising during the period	132				(30)	102
Reclassification adjustment for (gains) losses included in net income	(50)				11	(39)
Reclassification adjustment for OTTI losses excluded from net income(1)	(39)				9	(30)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(1)			0	(1)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			1		0	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(3)	1	(2)
Balance, September 30, 2019	$232	$(2)	$5	$(26)	$(70)	$139
__________

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2018	$22,531	$(738)	$(791)	$(894)	$(5,471)	$14,637
Net investment gains (losses) on investments arising during the period	28,971				(6,579)	22,392
Reclassification adjustment for (gains) losses included in net income	(1,138)				258	(880)
Reclassification adjustment for OTTI losses excluded from net income(2)	39				(9)	30
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(1,035)			233	(802)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances and reinsurance payables			(2,215)		502	(1,713)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(3,093)	650	(2,443)
Cumulative effect of adoption of ASU 2017-12	9				(2)	7
Balance, September 30, 2019	$50,412	$(1,773)	$(3,006)	$(3,987)	$(10,418)	$31,228
__________

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

13. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended September 30,
	2019			2018
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,425			$1,675
Less: Income (loss) attributable to noncontrolling interests	7			3
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	15			19
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,403	404.1	$3.47	$1,653	416.2	$3.97
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$15			$19
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	15			19
Stock options		1.0			1.4
Deferred and long-term compensation programs		1.2			1.2
Exchangeable Surplus Notes	1	2.2		5	5.9
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,404	408.5	$3.44	$1,658	424.7	$3.90

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2019			2018
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$3,100			$3,239
Less: Income (loss) attributable to noncontrolling interests	42			7
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	33			37
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$3,025	406.2	$7.45	$3,195	419.2	$7.62
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$33			$37
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	33			37
Stock options		1.1			1.6
Deferred and long-term compensation programs		1.1			1.1
Exchangeable Surplus Notes	12	4.8		16	5.9
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$3,037	413.2	$7.35	$3,211	427.8	$7.51

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2019 and 2018, as applicable, were based on 4.5 million and 4.8 million of such awards, respectively, and for the nine months ended September 30, 2019 and 2018, as applicable, were based on 4.6 million and 4.9 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2019		2018
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.4	$101.57	0.8	$108.60
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	1.4		0.8

	Nine Months Ended September 30,
	2019		2018
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.2	$103.35	0.6	$108.46
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	1.2		0.6

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

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For more information on these reconciling items, see Note 21 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company had historically recognized the immediate impacts from changes in current market conditions on estimates of profitability in current period adjusted operating income. Beginning with the second quarter of 2019, these impacts are excluded from adjusted operating income which the Company believes enhances the understanding of underlying performance trends. These amounts represent the impact of those changes on DAC and other costs and reserves, primarily resulting from variable annuity and variable and universal life products.

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$232	$230	$710	$716
Total PGIM division	232	230	710	716
Retirement	302	239	1,020	833
Group Insurance	90	59	224	196
Total U.S. Workplace Solutions division	392	298	1,244	1,029
Individual Annuities(1)	459	454	1,393	1,480
Individual Life	59	170	29	249
Total U.S. Individual Solutions division	518	624	1,422	1,729
International Insurance	791	890	2,562	2,530
Total International Insurance division	791	890	2,562	2,530
Corporate and Other operations	(281)	(374)	(1,028)	(954)
Total Corporate and Other	(281)	(374)	(1,028)	(954)
Total segment adjusted operating income before income taxes	1,652	1,668	4,910	5,050
Reconciling items:
Realized investment gains (losses), net, and related adjustments	382	271	(829)	751
Charges related to realized investment gains (losses), net	(92)	(94)	(149)	(233)
Market experience updates(2)	(314)	0	(522)	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	91	10	832	(586)
Change in experience-rated contractholder liabilities due to asset value changes	(160)	(21)	(876)	482
Divested and Run-off businesses:
Closed Block division	45	18	5	(22)
Other Divested and Run-off businesses	155	12	441	(1,586)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(34)	(26)	(71)	(75)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,725	$1,838	$3,741	$3,781

__________

(1)
Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income.

Reconciliation of selected financial information

The tables below present certain financial information for the Company’s segments and its Corporate and Other operations, including assets by segment and revenues by segment on an adjusted operating income basis, and the reconciliation of the segment totals to amounts reported in the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets by segment:	September 30, 2019	December 31, 2018
	(in millions)
PGIM	$46,721	$47,690
Total PGIM division	46,721	47,690
Retirement	189,188	175,525
Group Insurance	43,656	41,727
Total U.S. Workplace Solutions division	232,844	217,252
Individual Annuities	187,519	167,899
Individual Life	93,930	83,739
Total U.S. Individual Solutions division	281,449	251,638
International Insurance	240,535	222,633
Total International Insurance division	240,535	222,633
Corporate and Other operations	21,739	16,826
Total Corporate and Other	21,739	16,826
Closed Block division	62,338	59,039
Total Closed Block division	62,338	59,039
Total assets per Unaudited Interim Consolidated Financial Statements	$885,626	$815,078

Revenues by segment:	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues on an adjusted operating income basis:	(in millions)
PGIM	$855	$817	$2,651	$2,459
Total PGIM division	855	817	2,651	2,459
Retirement	2,261	4,203	8,486	9,280
Group Insurance	1,438	1,430	4,340	4,270
Total U.S. Workplace Solutions division	3,699	5,633	12,826	13,550
Individual Annuities	1,251	1,224	3,774	3,742
Individual Life	1,529	1,454	4,519	4,330
Total U.S. Individual Solutions division	2,780	2,678	8,293	8,072
International Insurance	5,771	5,490	17,424	16,818
Total International Insurance division	5,771	5,490	17,424	16,818
Corporate and Other operations	(177)	(186)	(512)	(549)
Total Corporate and Other	(177)	(186)	(512)	(549)
Total revenues on an adjusted operating income basis	12,928	14,432	40,682	40,350
Reconciling items:
Realized investment gains (losses), net, and related adjustments	382	271	(829)	751
Charges related to realized investment gains (losses), net	(62)	(60)	(188)	(223)
Market experience updates(1)	(65)	0	(72)	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	91	10	832	(586)
Divested and Run-off businesses:
Closed Block division	1,482	1,249	4,157	3,800
Other Divested and Run-off businesses	389	276	1,113	551
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(40)	(30)	(111)	(83)
Total revenues per Unaudited Interim Consolidated Financial Statements	$15,105	$16,148	$45,584	$44,560

__________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income.

Intersegment revenues

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
PGIM segment intersegment revenues	$197	$183	$571	$552

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)

Asset-based management fees	$881	$876	$2,596	$2,593
Performance-based incentive fees	10	10	108	21
Other fees	147	151	433	459
Total asset management and service fees	$1,038	$1,037	$3,137	$3,073

15. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2019	December 31, 2018
	(in millions)
Total outstanding mortgage loan commitments	$2,026	$3,299
Portion of commitment where prearrangement to sell to investor exists	$693	$1,490

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2019	December 31, 2018
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$6,525	$6,941
Expected to be funded from separate accounts	$32	$147

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

 Indemnification of Securities Lending and Securities Repurchase Transactions

	September 30, 2019	December 31, 2018
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,824	$5,399
Fair value of related collateral associated with above indemnifications(1)	$5,957	$5,503
Accrued liability associated with guarantee	$0	$0

__________

(1)
As of September 30, 2019, indemnification provided to certain clients and fair value of related collateral associated with such indemnification include $64 million and $63 million, respectively, related to securities repurchase transactions.

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

Guarantees of Asset Values

	September 30, 2019	December 31, 2018
	(in millions)
Guaranteed value of third-parties’ assets	$80,102	$79,215
Fair value of collateral supporting these assets	$82,037	$77,897
Asset (liability) associated with guarantee, carried at fair value	$1	$2

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	September 30, 2019	December 31, 2018
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,072	$1,828
First-loss exposure portion of above	$610	$543
Accrued liability associated with guarantees	$19	$17

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $16,370 million and $14,335 million of mortgages subject to these loss-sharing arrangements as of September 30, 2019 and December 31, 2018, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2019, these mortgages had a weighted-average debt service coverage ratio of 1.80 times and a weighted-average loan-to-value ratio of 61%. As of December 31, 2018, these mortgages had a weighted average debt service coverage ratio of 1.83 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for both the nine months ended September 30, 2019 and 2018.

Other Guarantees

	September 30, 2019	December 31, 2018
	(in millions)
Other guarantees where amount can be determined	$68	$77
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $12 million and $13 million as of September 30, 2019 and December 31, 2018, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
Labor and Employment Matters
 Prudential of Brazil Labor and Employment Matters

Prudential of Brazil (“POB”) sells insurance products to consumers through life planner franchisees (“Life Planners”), who are engaged as independent life insurance brokers and not as employees. When a Life Planner’s contractual relationship with POB is terminated, in many cases the Life Planner commences a labor suit against POB alleging entitlement to employment related benefits. POB is a defendant in numerous such lawsuits in Brazil brought by former Life Planners and has been subject to regulatory actions challenging the validity of POB’s franchise model. POB has continued to receive additional labor suits and regulatory actions involving the operation of its franchise model notwithstanding steps that POB has taken to attempt to mitigate the labor risk by modifying its franchise model. POB continues to evaluate changes to its franchise model to further mitigate this risk.

Individual Annuities, Individual Life and Group Insurance

Behfarin v. Pruco Life

In October 2019, plaintiff filed: (1) the First Amended Complaint adding Prudential Insurance Company of America and Pruco Life Insurance Company of New Jersey as defendants; and (2) a motion seeking preliminary certification of a settlement class, appointment of a class representative and class counsel, and preliminary approval of the proposed class action settlement.

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

Residential Mortgage-Backed Securities (“RMBS”) Trustee Litigation

PICA et al. v. Bank of New York Mellon

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In October 2019, the federal court action was dismissed with prejudice. This matter is now closed.

PICA et al. v. Citibank N.A.

In June 2019, the federal court action was dismissed with prejudice, and in September 2019, the state court action was also dismissed with prejudice. This matter is now closed.

PICA et al. v. HSBC, et al.

In May 2019, the court dismissed the case with prejudice. This matter is now closed.

PICA et al. v. U.S. Bank N.A.

In April 2019, a decision and order were issued dismissing plaintiffs’ state court action with prejudice. This matter is now closed.

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

The DOL’s review of the securities lending matter is closed. In September 2019, the Company reached a settlement of these matters with the SEC. As part of the settlement the Company agreed to pay a fine of $5 million and disgorgement of $27.6 million, and consented to the entry of an Administrative Order containing findings that two subsidiaries of the Company violated certain sections of the Investment Advisers Act of 1940 and the Investment Advisers Act Rules and ordering the subsidiaries to cease and desist from committing or causing any violations and any future violations of those provisions. In reaching this settlement, the Company neither admitted nor denied the SEC’s findings.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

16. SUBSEQUENT EVENTS

In October 2019, the Company completed the acquisition of Assurance IQ, Inc. (“Assurance”), a leading consumer solutions platform for health and financial wellness needs, for approximately $1.8 billion in cash, net of transaction expenses, and restricted Prudential Common Stock and equity awards with a market value of approximately $0.5 billion as of the closing date. In addition, up to approximately $1.15 billion in a mix of approximately 25% cash and 75% Prudential Common Stock will be payable in 2023 (subject to acceleration of the maximum payment under certain circumstances) contingent upon Assurance’s achievement of certain targets for gross revenues net of associated selling expenses (“Variable Profits”) over the period from January 1, 2020 through December 31, 2022, as further described below:

•	If Variable Profits are less than $900 million, no additional consideration is payable.

•	If Variable Profits are greater than $1.3 billion, approximately $1.15 billion in cash and stock is payable.

•
If Variable Profits are greater than $900 million but less than or equal to $1.3 billion, additional cash and stock is payable in an amount equal to the product of (i) the quotient of (A) an amount equal to (1) Variable Profits achieved minus (2) $900 million divided by (B) $400 million and (ii) $1.15 billion.

The number of shares of Prudential Common Stock issued at closing was determined based on a $83.71 price per share, which is equal to the daily volume weighted average price of Prudential Common Stock for the 15 trading days before, and 15 trading days beginning on, September 4, 2019, the date of the merger agreement. The number of shares issued as part of the contingent consideration payable in 2023 will also be based on a $83.71 price per share. As the transaction has closed recently, the purchase accounting has not yet been completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2019, compared with December 31, 2018, and its consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.519 trillion of assets under management as of September 30, 2019, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Our strategy centers on our mix of high-quality protection, retirement and investment management businesses which creates growth potential due to earnings diversification and the opportunity to provide customers with integrated cross-business solutions, as well as capital benefits from a balanced risk profile. We are well positioned to meet the needs of customers and tap into significant market opportunities through our U.S. Financial Wellness businesses, PGIM (our investment management business) and our International Insurance business.

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

In 2019, we began implementing a multi-year plan of programs that span across our U.S. Financial Wellness businesses and the functional areas that support those businesses (the “Financial Wellness Initiative”). In order to implement these programs on an accelerated basis, we expect to incur significant expenses related to technology, systems, severance, reskilling and related charges. Over the next several years, we also expect to see significant expense efficiencies including from our streamlined technology-enabled processes. In the longer-term, the higher quality customer experience should accelerate revenue growth, resulting from increased revenues in our Workplace Solutions businesses due to the competitiveness of our financial wellness platform and the increased utilization of the existing employer-offered benefits by our clients’ employees, and increased revenues in our Individual Solutions businesses, due to our ability to provide additional solutions to our clients’ employees and to other retail customers.

Voluntary Separation Plan

In October 2019, the Company announced a voluntary separation program to certain eligible U.S.-based employees. This program excludes senior executives and employees in certain roles, including employees in our PGIM investment businesses. This program helps support our objectives to achieve expense efficiencies associated with the Financial Wellness Initiative.

Eligible employees may apply to participate in the program, and their applications are subject to management acceptance. The Company expects to notify employees whether their applications have been accepted late in the fourth quarter of 2019 with their employment end dates expected to occur between February and September of 2020.

The total costs and the associated savings of this program will depend upon a number of factors including, but not limited to, the number of employees who apply to participate and whose applications are accepted by management, and the current roles, compensation and seniority of the accepted employees. The Company expects to record severance-related charges related to the program in the fourth quarter of 2019, leading to a reduction in expenses beginning in 2020. The potential costs and savings associated with the program are expected to accelerate expense efficiencies associated with the Financial Wellness Initiative.

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

In October 2019, we completed the acquisition of Assurance IQ, Inc. (“Assurance”). Launched in 2016 in Bellevue, Washington, Assurance uses advanced data analytics to enable an extensive network of live agents to sell customized solutions across a broader socio-economic spectrum. We expect that the acquisition of Assurance will enhance the growth of our U.S. Financial Wellness businesses and generate cost savings, and will be modestly accretive to earnings per share and return on equity beginning in 2020. See Note 16 to the Unaudited Interim Consolidated Financial Statements for additional information about the acquisition, including the acquisition consideration. See “Risk Factors” for a description of the risks associated with the acquisition.

Regulatory Developments

Japan Corporate Product Tax Rules

In July 2019, the Japan National Tax Authority issued rules limiting policyholders’ tax deductions for premiums paid on certain corporate insurance products. The Company and other life insurers in Japan suspended sales of these products earlier in 2019 in anticipation of the new rules. During the third quarter, we resumed sales in the Life Planner channel. For additional information on sales within our international insurance operations, see “—Results of Operations by Segment—International Insurance Division—International Insurance” below.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impacts of the new standards and have begun to implement them. We believe that the new standards will apply to recommendations to purchase certain products offered by our PGIM, Retirement, Individual Annuities and Individual Life segments, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system, which we include in the results of our Individual Life segment.

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

See below for discussions related to the current interest rate environments in our two largest markets, the U.S. and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our investment results if these interest rate environments are sustained.

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

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division, PGIM division and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5.6% of the fixed maturity security and commercial mortgage loan portfolios through 2020. The portion of the general account attributable to these operations has approximately $219 billion of such assets (based on net carrying value) as of September 30, 2019. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4.3% as of September 30, 2019.

Included in the $219 billion of fixed maturity securities and commercial mortgage loans are approximately $140 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $140 billion, approximately 57% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2019
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$136
Contracts with adjustable crediting rates subject to guaranteed minimums	58
Participating contracts where investment income risk ultimately accrues to contractholders	15
Total	$209

The $136 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $58 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of September 30, 2019, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.6	$1.2	$0.5	$0.1	$0.0	$2.4
1.00% - 1.99%	1.1	3.9	12.0	1.8	0.8	19.6
2.00% - 2.99%	1.3	0.8	0.5	2.6	1.0	6.2
3.00% - 4.00%	26.4	2.0	0.1	0.2	0.0	28.7
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$30.3	$7.9	$13.1	$4.7	$1.8	$57.8
Percentage of total	52%	14%	23%	8%	3%	100%
 __________

(1)	Includes approximately $0.72 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.65% (which is reasonably consistent with the current rate) for the period from October 1, 2019 through December 31, 2020 (and credit spreads remain unchanged from levels as of September 30, 2019), we estimate that the unfavorable impact to net investment income of reinvesting scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $50 and $100 million for the period from October 1, 2019 through December 31, 2020.

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

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our international insurance operations are generally lower than the current portfolio yield supporting these blocks of business. In recent years, the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater. Additionally, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further mitigate the negative impact from this low interest rate environment. We regularly examine our product offerings and their profitability. As a result, we have repriced certain products, adjusted commissions for certain products and have discontinued sales of other products that do not meet our profit expectations. The impact of these actions and the introduction of certain new products, has resulted in an increase in sales of U.S. dollar-denominated products relative to products denominated in other currencies. For additional information on sales within our international insurance operations, see “—International Insurance Division—International Insurance—Sales Results,” below.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of September 30, 2019
(in billions)
Insurance products with fixed and guaranteed terms	$126
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$163

Of the $126 billion above, $125 billion is comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.40% and the 10-year U.S. Treasury rate is 1.65% (which is reasonably consistent with the current rates) for the period from October 1, 2019 through December 31, 2020 (and credit spreads remain unchanged from levels as of September 30, 2019), we estimate that the unfavorable impact to net investment income of reinvesting scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $50 and $100 million for the period from October 1, 2019 through December 31, 2020.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues	$15,105	$16,148	$45,584	$44,560
Benefits and expenses	13,380	14,310	41,843	40,779
Income (loss) before income taxes and equity in earnings of operating joint ventures	1,725	1,838	3,741	3,781
Income tax expense (benefit)	332	184	726	604
Income (loss) before equity in earnings of operating joint ventures	1,393	1,654	3,015	3,177
Equity in earnings of operating joint ventures, net of taxes	32	21	85	62
Net income (loss)	1,425	1,675	3,100	3,239
Less: Income attributable to noncontrolling interests	7	3	42	7
Net income (loss) attributable to Prudential Financial, Inc.	$1,418	$1,672	$3,058	$3,232

Three Month Comparison. The $254 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2019 compared to the third quarter of 2018 reflected the following notable items:

•
$476 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Financial Wellness Businesses - U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information);

•	$278 million unfavorable variance, on a pre-tax basis, driven by market experience updates; and

•
$148 million unfavorable variance from higher income tax expense primarily due to the impact of the tax reform and certain other tax matters on the prior year period (see Note 9 to the Unaudited Interim Consolidated Financial Statements for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was the following item:

•
$716 million favorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—General Account Investments” for additional information).

Nine Month Comparison. The $174 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2019 compared to the first nine months of 2018 reflected the following notable items:

•
$1,793 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Financial Wellness Businesses - U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information);

•	$441 million unfavorable variance, on a pre-tax basis, driven by market experience updates;

•
$122 million unfavorable variance from higher income tax expense primarily due to the impact of the tax reform and certain other tax matters on the prior year period (see Note 9 to the Unaudited Interim Consolidated Financial Statements for additional information); and

•
$33 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding the Closed Block division, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—General Account Investments” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$1,624 million favorable variance, on a pre-tax basis, from adjustments to reserves as well as DAC and other costs, reflecting the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed above (see “—Results of Operations by Segment—U.S. Financial Wellness Businesses - U.S. Individual Solutions Division—Individual Annuities” for additional information); and

•
$595 million net favorable variance, on a pre-tax basis, primarily from income in the current period from our Divested and Run-off Businesses compared to a loss in the prior period, excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$232	$230	$710	$716
Total PGIM division	232	230	710	716
Retirement	302	239	1,020	833
Group Insurance	90	59	224	196
Total U.S. Workplace Solutions division	392	298	1,244	1,029
Individual Annuities	459	454	1,393	1,480
Individual Life	59	170	29	249
Total U.S. Individual Solutions division	518	624	1,422	1,729
International Insurance	791	890	2,562	2,530
Total International Insurance division	791	890	2,562	2,530
Corporate and Other operations	(281)	(374)	(1,028)	(954)
Total Corporate and Other	(281)	(374)	(1,028)	(954)
Total segment adjusted operating income before income taxes	1,652	1,668	4,910	5,050
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	382	271	(829)	751
Charges related to realized investment gains (losses), net(2)	(92)	(94)	(149)	(233)
Market experience updates(3)	(314)	0	(522)	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(4)	91	10	832	(586)
Change in experience-rated contractholder liabilities due to asset value changes(5)	(160)	(21)	(876)	482
Divested and Run-off Businesses(6):
Closed Block division	45	18	5	(22)
Other Divested and Run-off Businesses	155	12	441	(1,586)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(34)	(26)	(71)	(75)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,725	$1,838	$3,741	$3,781
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

(3)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

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

Results for the periods presented above reflect the following:

PGIM. Segment results for the third quarter of 2019 increased in comparison to the prior year period, reflecting higher asset management fees and other related revenues, largely offset by higher expenses. Segment results for the first nine months of 2019 decreased in comparison to the prior year period, reflecting higher expenses and charges associated with a joint venture, partially offset by increases in asset management fees and other related revenues.

Retirement. Segment results for the third quarter of 2019 increased in comparison to the prior year period, primarily reflecting higher net investment spread results and more favorable reserve experience. Segment results for the first nine months of 2019 increased in comparison to the prior year period, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, segment results decreased compared to the prior year period, driven by higher expenses, less favorable reserve experience and lower net investment spread results.

Group Insurance. Segment results for the third quarter of 2019 increased in comparison to the prior year period, primarily reflecting more favorable underwriting results and lower expenses. Segment results for the first nine months of 2019 increased in comparison to the prior year period, primarily reflecting more favorable underwriting results, lower expenses and higher net investment spread results. These increases were partially offset by a less favorable net impact from our annual reviews and update of assumptions and other refinements compared to the prior year period.

Individual Annuities. Segment results for the third quarter of 2019 increased in comparison to the prior year period, primarily reflecting an unfavorable impact of changes in the estimated profitability of the business in the prior period results (beginning in the second quarter of 2019, this activity is excluded from adjusted operating income — see Note 14 to the Unaudited Interim Consolidated Financial Statements for further information) and higher net investment spread results, partially offset by lower net fee income. Segment results for the first nine months of 2019 decreased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other reserve refinements. Excluding this item, segment results decreased driven by lower net fees, higher expenses and capital hedge costs, partially offset by higher net investment spread results and a favorable comparative impact of changes in the estimated profitability of the business as discussed above.

Individual Life. Segment results for the third quarter of 2019 decreased in comparison to the prior year period, primarily reflecting less favorable underwriting results and higher expenses, partially offset by a higher contribution from net investment spread results. Segment results for the first nine months of 2019 decreased in comparison to the prior year period, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, less favorable underwriting results and higher expenses, partially offset by a higher contribution from net investment spread results, and a favorable net impact in the first quarter of 2019 from changes in the estimated profitability of the business. Beginning in the second quarter of 2019, this activity is excluded from adjusted operating income (see Note 14 to the Unaudited Interim Consolidated Financial Statements for further information).

International Insurance. Segment results for the third quarter of 2019 decreased in comparison to the prior period, inclusive of a favorable net impact from foreign currency exchange rates, primarily reflecting higher expenses, partially offset by business growth and more favorable underwriting results, as well as higher net investment spread results. Segment results for the first nine months of 2019 increased in comparison to the prior year period, inclusive of a favorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, segment results decreased primarily reflecting higher expenses, partially offset by business growth and more favorable underwriting results, as well as higher net investment spread results.

Corporate and Other operations. Results for the third quarter of 2019 reflected decreased losses in comparison to the prior year period, primarily driven by lower corporate expenses and higher net investment income, partially offset by higher capital debt interest expense. Results for the first nine months of 2019 reflected increased losses in comparison to the prior year period, driven by higher corporate expenses, higher capital debt interest expense and lower income from our qualified pension plan, partially offset by higher net investment income.

Closed Block Division. The Closed Block division results for the third quarter of 2019 increased in comparison to the prior year period, primarily driven by an increase in net realized investment gains and net investment income, partially offset by an increase in the policyholder dividend obligation. The results for the first nine months of 2019 increased in comparison to the prior year period, primarily driven by an increase in net realized investment gains, partially offset by a decrease in net insurance activity, a decrease in net investment income, and an increase in the policyholder dividend obligation.

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

	September 30, 2019	December 31, 2018
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.8	$1.3
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	13.0	13.5
Dual currency and synthetic dual currency investments(2)	0.6	0.6
Total USD-equivalent equity foreign currency hedging instruments	13.6	14.1
Total foreign currency hedges	$14.4	$15.4
__________

(1)
Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $57.2 billion and $48.9 billion as of September 30, 2019 and December 31, 2018, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.

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

For International Insurance, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the nine months ended September 30, 2019, approximately 15% of the segment’s earnings were yen-based and, as of September 30, 2019, we have hedged 100% of expected yen-based earnings for 2019, and 97% and 61% of expected yen-based earnings for 2020 and 2021, respectively. To the extent currently unhedged, our International Insurance segment’s future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Insurance segment’s results for 2019 and 2018 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 105 and 111 yen per USD, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1,110 and 1,150 Korean won per USD, respectively. We expect our 2020 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 104 yen per USD and Korean won-denominated earnings at a fixed currency exchange rate of 1,090 won per USD. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Segment impacts of intercompany arrangements:
International Insurance	$10	$7	$39	$(14)
PGIM	1	0	4	(1)
Impact of intercompany arrangements(1)	11	7	43	(15)
Corporate and Other operations:
Impact of intercompany arrangements(1)	(11)	(7)	(43)	15
Settlement gains (losses) on forward currency contracts(2)	19	6	51	(24)
Net benefit (detriment) to Corporate and Other operations	8	(1)	8	(9)
Net impact on consolidated revenues and adjusted operating income	$19	$6	$51	$(24)
__________

(1)
Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of September 30, 2019 and 2018, the notional amounts of these forward currency contracts within our Corporate and Other operations were $2.3 billion and $2.8 billion, respectively, of which $0.8 billion and $1.4 billion, respectively, were related to our Japanese insurance operations.

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

In the first quarter of 2015 we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.8 billion and $3.2 billion as of September 30, 2019 and December 31, 2018, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 2% of the $2.8 billion balance as of September 30, 2019 will be recognized throughout the remainder of 2019, approximately 13% will be recognized in 2020, and a majority of the remaining balance will be recognized from 2021 through 2024.

Highly inflationary economy in Argentina

Our insurance operations in Argentina, Prudential of Argentina (“POA”), have historically utilized the Argentine peso as the functional currency given it is the currency of the primary economic environment in which the entity operates. During 2018, Argentina experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of POA are remeasured and/or translated into USD, the impact to our financial statements was not material nor is it expected to be material in future periods given the relative size of our POA operations. It should also be noted that due to the macroeconomic environment in Argentina, substantially all of POA’s balance sheet consists of USD-denominated product liabilities supported by USD-denominated assets. As a result, this accounting change serves to reduce the remeasurement impact reflected in net income given that the functional currency and currency in which the assets and liabilities are denominated will be more closely aligned.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions, and require management’s most difficult, subjective, or complex judgments:

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate and 10-year Japanese Government Bond yields unchanged and continue to grade to rates of 3.75% and 1.30%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. See Note 2 to our Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM Division

PGIM

Business Update

•
In the first quarter of 2019, we completed the acquisition of Wadhwani Asset Management LLP, a London-based quantitative macro-focused investment management firm, and renamed the firm QMA Wadhwani LLP, which now operates as part of our QMA business.

•
In the third quarter of 2019, we completed the acquisition of our joint venture partner’s share of our India-based asset management joint venture, DHFL Pramerica Asset Managers, and re-named the business PGIM India Asset Management.

Operating Results

The following table sets forth the PGIM segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating results(1):
Revenues	$855	$817	$2,651	$2,459
Expenses	623	587	1,941	1,743
Adjusted operating income	232	230	710	716
Realized investment gains (losses), net, and related adjustments	0	(2)	1	(14)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(7)	(4)	28	(23)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$225	$224	$739	$679
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $2 million. The increase reflected higher asset management fees, net of related expenses, driven by an increase in average assets under management as a result of fixed income market appreciation and flows. Also contributing to the increase were higher other related revenues, net of associated expenses, primarily driven by higher commercial mortgage loan originations. These increases were largely offset by an increase in non-compensation related expenses including those supporting business growth.

Nine Month Comparison. Adjusted operating income decreased $6 million. The decrease reflected higher non-compensation expenses including those supporting business growth initiatives and charges associated with a joint venture. Partially offsetting the decrease were higher asset management fees reflecting an increase in average assets under management driven by fixed income market appreciation and flows, net of related expenses including certain long-term employee compensation plans tied to Company stock and equity market performance. Also contributing to the partial offset were higher other related revenues, net of associated expenses, primarily driven by higher net performance-based incentive fees.

Revenues and Expenses

The following table sets forth the PGIM segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$323	$302	$954	$893
Retail customers(1)	223	221	652	657
General account	130	118	385	353
Total asset management fees	676	641	1,991	1,903
Other related revenues by source:
Incentive fees	10	13	108	24
Transaction fees	5	5	17	23
Strategic investing	3	7	57	60
Commercial mortgage(2)	32	23	83	79
Total other related revenues(3)	50	48	265	186
Service, distribution and other revenues(4)	129	128	395	370
Total revenues	$855	$817	$2,651	$2,459
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extends for ten years after termination of the Wachovia Securities joint venture, which occurred on December 31, 2009. The revenue from Wells Fargo under this agreement was $15 million and $17 million for the three months ended September 30, 2019 and 2018, respectively, and $45 million and $54 million for the nine months ended September 30, 2019 and 2018, respectively.

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $38 million. Asset management fees increased $35 million driven by an increase in average assets under management as a result of fixed income market appreciation and flows. Other related revenues increased $2 million primarily due to higher commercial mortgage loan originations, partially offset by lower gross performance-based incentive fees.

Expenses, as shown in the table above under “—Operating Results,” increased $36 million, reflecting higher compensation and non-compensation expenses primarily driven by higher sales and costs supporting business growth.

Nine Month Comparison. Revenues increased $192 million. Asset management fees increased $88 million driven by an increase in average assets under management as a result of fixed income market appreciation and flows. Other related revenues increased $79 million primarily due to higher gross performance-based incentive fees. These increases were partially offset by charges associated with a joint venture.

Expenses increased $198 million, primarily reflecting higher compensation expenses attributable to growth in incentive fees and higher earnings, and costs for certain long-term employee compensation plans, as discussed above. Also contributing to the increase were higher non-compensation expenses including those supporting business growth initiatives.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	September 30, 2019	December 31, 2018	September 30, 2018
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$58.9	$54.7	$64.0
Fixed income	438.0	395.1	398.3
Real estate	42.9	43.7	43.4
Institutional customers(1)	539.8	493.5	505.7
Retail customers:
Equity	125.0	112.9	137.3
Fixed income	142.4	125.2	119.4
Real estate	1.9	2.0	1.6
Retail customers(2)	269.3	240.1	258.3
General account:
Equity	5.7	5.1	5.6
Fixed income	467.0	420.8	403.1
Real estate	2.0	1.9	1.9
General account	474.7	427.8	410.6
Total assets under management	$1,283.8	$1,161.4	$1,174.6

Assets under management within other operating segments(3)	$235.0	$215.9	$235.4
Total PFI assets under management	$1,518.8	$1,377.3	$1,410.0
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

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

The following table sets forth the component changes in assets under management by asset source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019
	(in billions)
Institutional Customers:
Beginning assets under management	$534.9	$490.8	$493.5	$489.5	$505.7
Net additions (withdrawals), excluding money market activity:
Third-party	(2.2)	9.3	(7.2)	14.6	(7.7)
Third-party via affiliates(1)	(0.4)	0.1	0.1	(0.3)	(0.1)
Total	(2.6)	9.4	(7.1)	14.3	(7.8)
Market appreciation (depreciation)(3)	10.0	4.9	50.9	(0.3)	40.9
Other increases (decreases)(2)	(2.5)	0.6	2.5	2.2	1.0
Ending assets under management	$539.8	$505.7	$539.8	$505.7	$539.8
Retail Customers:
Beginning assets under management	$264.9	$252.0	$240.1	$245.6	$258.3
Net additions (withdrawals), excluding money market activity:
Third-party	3.0	(0.6)	4.5	2.2	1.9
Third-party via affiliates(1)	(0.2)	(0.9)	(6.9)	(2.1)	(2.5)
Total	2.8	(1.5)	(2.4)	0.1	(0.6)
Market appreciation (depreciation)(3)	1.8	7.8	31.8	12.8	11.8
Other increases (decreases)(2)	(0.2)	0.0	(0.2)	(0.2)	(0.2)
Ending assets under management	$269.3	$258.3	$269.3	$258.3	$269.3
General Account:
Beginning assets under management	$459.8	$413.3	$427.8	$420.2	$410.6
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	(0.4)	1.7	1.2	3.1	7.3
Total	(0.4)	1.7	1.2	3.1	7.3
Market appreciation (depreciation)(3)	10.6	(1.7)	39.0	(8.4)	43.2
Other increases (decreases)(2)	4.7	(2.7)	6.7	(4.3)	13.6
Ending assets under management	$474.7	$410.6	$474.7	$410.6	$474.7
Total assets under management	$1,283.8	$1,174.6	$1,283.8	$1,174.6	$1,283.8
__________

(1)
Represents assets that our PGIM segment manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in a loss of $0.5 billion and a loss of $2.8 billion for the three months ended September 30, 2019 and 2018, respectively; a gain of $0.2 billion and a loss of $2.3 billion for the nine months ended September 30, 2019 and 2018, respectively; and a gain of $3.7 billion for the twelve months ended September 30, 2019.

(3)	Includes income reinvestment, where applicable.

Strategic Investments

The following table sets forth the strategic investments of the PGIM segment at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30, 2019	December 31, 2018
	(in millions)
Co-Investments:
Real estate	$178	$207
Fixed income	456	438
Seed Investments:
Real estate	60	50
Public equity	744	738
Fixed income	320	272
Total	$1,758	$1,705

The increase of $53 million in strategic investments was primarily driven by strong fixed income investment performance.

U.S. Financial Wellness Businesses - U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Revenues	$2,261	$4,203	$8,486	$9,280
Benefits and expenses	1,959	3,964	7,466	8,447
Adjusted operating income	302	239	1,020	833
Realized investment gains (losses), net, and related adjustments	269	(66)	412	(99)
Related charges	(10)	2	1	(14)
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	43	(66)	678	(574)
Change in experience-rated contractholder liabilities due to asset value changes	(112)	55	(722)	470
Income (loss) before income taxes and equity in earnings of operating joint ventures	$492	$164	$1,389	$616

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $63 million, primarily driven by higher net investment spread results and more favorable reserve experience. The increase in net investment spread results primarily reflected higher income on non-coupon investments. The higher contribution from reserve experience primarily reflected unseasonably higher mortality gains on a comparative basis within our pension risk transfer business.

Nine Month Comparison. Adjusted operating income increased $187 million. Results for 2019 included a net benefit of $154 million from our annual reviews and update of assumptions and other refinements primarily driven by a reduction in expected benefit payments, while results for 2018 included a net charge of $68 million from these updates, primarily driven by updates to our assumptions for benefit payments. Excluding these impacts, adjusted operating income decreased $35 million, primarily driven by higher expenses, less favorable reserve experience and lower net investment spread results. The increase in expenses was primarily driven by higher costs supporting business growth initiatives. The lower contribution from reserve experience primarily reflected lower mortality gains on a comparative basis within our pension risk transfer business. The decrease in net investment spread results included an impact from crediting rate increases on full service account values. The decrease was partially offset by higher income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $1,942 million. This decrease primarily reflected lower pension risk transfer premiums. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. The decrease was partially offset by higher investment income, primarily reflecting income on non-coupon investments and higher asset balances.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $2,005 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in premiums discussed above, driven by a decrease in pension risk transfer premiums, as well as unseasonably higher mortality gains.

Nine Month Comparison. Revenues decreased $794 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $788 million. This decrease primarily reflected lower pension risk transfer premiums. This decrease in premiums resulted in a corresponding decrease in policyholders’ benefits, as discussed below. The decrease was partially offset by higher investment income primarily reflecting higher income on non-coupon investments and higher asset balances.

Benefits and expenses decreased $981 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $753 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in premiums discussed above, driven by lower comparative pension risk transfer premiums. The decrease was partially offset by an increase in interest credited to policyholders’ account balance, including the impact of higher crediting rates on experience-rated account balances and higher account values.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019
	(in millions)
Full Service:
Beginning total account value	$262,133	$240,922	$231,669	$234,616	$251,272
Deposits and sales	7,458	8,843	28,072	26,477	34,711
Withdrawals and benefits	(10,758)	(5,864)	(27,122)	(20,488)	(33,063)
Change in market value, interest credited and interest income and other activity	1,113	7,371	27,327	10,667	7,026
Ending total account value	$259,946	$251,272	$259,946	$251,272	$259,946
Institutional Investment Products:
Beginning total account value	$215,978	$191,722	$200,759	$194,492	$195,237
Additions(1)	5,235	6,318	22,526	12,467	31,369
Withdrawals and benefits	(4,626)	(3,345)	(12,436)	(12,085)	(15,760)
Change in market value, interest credited and interest income	2,406	1,146	7,876	2,130	9,049
Other(2)	(1,413)	(604)	(1,145)	(1,767)	(2,315)
Ending total account value	$217,580	$195,237	$217,580	$195,237	$217,580
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended September 30, 2019 and 2018, “other” activity also includes $1,418 million in receipts offset by $1,024 million in payments and $591 million in receipts offset by $601 million in payments, respectively, and for the nine months ended September 30, 2019 and 2018, includes $2,822 million in receipts offset by $2,218 million in payments and $2,822 million in receipts offset by $2,789 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the three months, nine months and twelve months ended September 30, 2019 reflected the favorable changes in the market value of customer funds. Account values for the three months ended September 30, 2019 reflected net plan lapses, while account values for the nine and twelve months ended September 30, 2019 reflected positive net plan sales.

The increase in institutional investment products account values for the three months, nine months and twelve months ended September 30, 2019 primarily reflected net additions from pension risk transfer activity and the favorable changes in the market value of account assets.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Operating results:
Revenues	$1,438	$1,430	$4,340	$4,270
Benefits and expenses	1,348	1,371	4,116	4,074
Adjusted operating income	90	59	224	196
Realized investment gains (losses), net, and related adjustments	0	(3)	9	(12)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$90	$56	$233	$184
Benefits ratio(1):
Group life(2)	84.7%	87.3%	88.0%	87.3%
Group disability(2)	79.4%	78.9%	73.1%	73.9%
Total Group Insurance(2)	83.5%	85.7%	84.7%	84.7%
Administrative operating expense ratio(3):
Group life	13.1%	11.5%	12.3%	11.9%
Group disability	22.0%	26.8%	24.3%	26.8%
Total Group Insurance	15.2%	14.5%	14.9%	14.8%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefits ratios for the nine months ended September 30, 2019 and 2018 reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 87.4%, 76.2% and 85.0% for the nine months ended September 30, 2019, respectively, and 87.7%, 76.5% and 85.5% for the nine months ended September 30, 2018, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $31 million, primarily reflecting more favorable underwriting results in our group life business and lower expenses. The underwriting results in our group life business were primarily driven by a favorable impact from improved claim experience on non-experience-rated contracts, net of reinsurance.

Nine Month Comparison. Adjusted operating income increased $28 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for both 2019 and 2018 included a net benefit from this update of $9 million and $31 million, respectively. Excluding these items, adjusted operating income increased $50 million, primarily driven by more favorable underwriting results in our group disability business, lower expenses driven by the absence of costs related to the termination of a third-party underwriting service provider contract in the prior year period, and higher net investment spread results driven by higher income on non-coupon investments. The more favorable underwriting results in our group disability business were driven by a favorable impact from claim experience on long-term disability products.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $8 million. The increase primarily reflected higher net investment income driven by higher income on non-coupon investments, with offsets in interest credited to policyholder account balances, as discussed below.

Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $23 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by claim experience, and lower general and administrative expenses, partially offset by higher interest credited to policyholder account balances, with offsets in net investment income as discussed above.

Nine Month Comparison. Revenues increased $70 million. Excluding an unfavorable comparative impact of $10 million resulting from our annual reviews and updates of assumptions and other refinements, as discussed above, revenues increased $80 million. The increase primarily reflected higher premiums and policy charges and fee income driven by growth in our group disability business, and higher net investment income driven by higher income on non-coupon investments, with offsets in interest credited to policyholder account balances, as discussed below.

Benefits and expenses increased $42 million. Excluding an unfavorable comparative impact of $12 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $30 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves in our group disability business driven by business growth, partially offset by favorable claim experience in our group life business. Benefits and expenses also reflected higher interest credited to policyholder account balances, with offsets in net investment income, as discussed above, and a decrease in general and administrative expenses driven by the absence of costs related to the termination of a third-party underwriting service provider contract in the prior year period.

Sales Results

The following table sets forth the Group Insurance segment’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Annualized new business premiums(1):
Group life	$42	$63	$233	$352
Group disability	18	16	153	170
Total	$60	$79	$386	$522
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2019 decreased $19 million compared to the prior year period, reflecting lower sales in our group life business. Total annualized new business premiums for the nine months ended September 30, 2019 decreased $136 million compared to the prior year period, primarily driven by large life client sales in the prior year period.

U.S. Financial Wellness Businesses - U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Revenues	$1,251	$1,224	$3,774	$3,742
Benefits and expenses	792	770	2,381	2,262
Adjusted operating income	459	454	1,393	1,480
Realized investment gains (losses), net, and related adjustments	(408)	126	(2,633)	654
Related charges	(84)	(162)	106	(383)
Market experience updates(1)	(120)	0	(130)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(153)	$418	$(1,264)	$1,751
________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $5 million. The increase was primarily due to an unfavorable impact of changes in the estimated profitability of the business in the prior period results. Beginning in the second quarter of 2019, this activity is excluded from adjusted operating income (see Note 14 to the Unaudited Interim Consolidated Financial Statements for further information). Also contributing to the increase was higher net investment income due to a higher level of invested assets. These increases were largely offset by lower fee income, net of distribution expenses and other associated costs, due to unfavorable impacts from our living benefit guarantees as a result of interest rate declines, certain products reaching contractual milestones for fee tier reduction, and lower average account values resulting from negative net flows, partially offset by market appreciation.

Nine Month Comparison. Adjusted operating income decreased $87 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results from this annual review included a net charge of $12 million and a net benefit of $10 million in 2019 and 2018, respectively. Excluding these items, adjusted operating income decreased $65 million primarily driven by lower net fee income, higher expenses and capital hedge costs, partially offset by higher net investment income, favorable changes in the estimated profitability of the business, and lower amortization costs and reserve provisions.

Fee income, net of distribution expenses and other associated costs, declined due to lower average account values resulting from negative net flows partially offset by market appreciation, unfavorable impacts from our living benefit guarantees as a result of interest rate declines, and certain products reaching contractual milestones for fee tier reduction. The increase in expenses was primarily driven by business growth. The higher capital hedge costs reflected the impacts of equity market performance. The increase in net investment income was driven by a higher level of invested assets. The favorable comparative impact of changes in the estimated profitability of the business was primarily driven by the unfavorable impact in the prior period results as discussed above. The decrease in amortization costs and reserve provisions was primarily driven by lower gross profits.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $27 million. The increase was primarily driven by higher net investment income due to a higher level of invested assets, as well as higher premiums mostly reflecting an increase in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below. These increases were partially offset by lower policy charges and fee income due to unfavorable impacts from our living benefit guarantees as a result of interest rate declines, certain products reaching contractual milestones for fee tier reduction, and lower average account values resulting from negative net flows, partially offset by market appreciation.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $22 million primarily driven by policyholders’ benefits, including changes in reserves, due to higher reserve provisions resulting from an increase in single premium immediate annuity sales, with offsets in premiums, as discussed above.

Nine Month Comparison. Revenues increased $32 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, discussed above, revenues increased $50 million. The increase was driven by higher premiums, mostly reflecting an increase in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below, and higher net investment income reflecting a higher level of invested assets. These increases were partially offset by lower policy charges and fee income, as well as lower asset management and service fees and other income reflecting lower average account values resulting from negative net flows partially offset by market appreciation, unfavorable impacts from our living benefit guarantees as a result of interest rate declines, and certain products reaching contractual milestones for fee tier reduction.

Benefits and expenses increased $119 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, discussed above, benefits and expenses increased $115 million primarily driven by policyholders’ benefits, including changes in reserves, due to higher reserve provisions resulting from an increase in single premium immediate annuity sales, with offsets in premiums, as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$165,313	$163,645	$151,080	$168,626	$165,962
Sales	2,657	2,241	7,639	6,032	9,877
Full surrenders and death benefits(2)	(2,568)	(2,296)	(6,905)	(6,901)	(8,962)
Sales, net of full surrenders and death benefits(2)	89	(55)	734	(869)	915
Partial withdrawals and other benefit payments(2)	(1,229)	(1,120)	(3,694)	(3,460)	(5,048)
Net flows	(1,140)	(1,175)	(2,960)	(4,329)	(4,133)
Change in market value, interest credited and other activity	1,448	4,431	19,310	4,471	6,498
Policy charges	(923)	(939)	(2,732)	(2,806)	(3,629)
Ending total account value	$164,698	$165,962	$164,698	$165,962	$164,698
__________

(1)
Includes variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within the Retirement segment. Variable annuity account values were $160.1 billion and $162.4 billion as of September 30, 2019 and 2018, respectively. Fixed annuity account values were $4.6 billion and $3.6 billion as of September 30, 2019 and 2018, respectively.

(2)	Prior period amounts have been reclassified to conform to current period presentation.

The decrease in account values for the twelve months ended September 30, 2019 was largely driven by partial withdrawals and other benefit payments on contracts as well as policy charges on contractholder accounts. These negative impacts were partially offset by favorable changes in the market value of contractholder funds.

Gross sales for both the three and nine months ended September 30, 2019 increased in comparison to the prior year periods, primarily attributable to certain distribution, product design and pricing actions implemented to enhance product competitiveness. The introduction of a new fixed index annuity product in 2018 also contributed to the increase in gross sales.

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

	September 30, 2019	December 31, 2018
	(in millions)
U.S. GAAP liability (including NPR)	$16,285	$8,860
NPR adjustment	4,789	4,619
Subtotal	21,074	13,479
Adjustments including risk margins and valuation methodology differences	(5,959)	(4,084)
Economic liability managed through the ALM strategy	$15,115	$9,395

As of September 30, 2019, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact to our Unaudited Interim Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(3)	$(39)	$(93)	$(178)
Change in portions of U.S. GAAP liability, before NPR(3)	(1,422)	621	(1,933)	1,118
Change in the NPR adjustment	1,197	(285)	363	(154)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(228)	297	(1,663)	786
Related benefit (charge) to amortization of DAC and other costs	(18)	(67)	231	(235)
Net impact of assumption updates and other refinements	0	0	17	(173)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs	$(246)	$230	$(1,415)	$378
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)	Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability.

For the three and nine months ended September 30, 2019, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a net charge of $246 million and $1,415 million, respectively. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net charge of $228 million in the third quarter of 2019 primarily reflecting declining interest rates partially offset by widening of credit spreads used in measuring our living benefit contracts, and a net charge of $1,663 million in the first nine months of 2019 primarily reflecting declining interest rates and, to a lesser extent, tightening of credit spreads, partially offset by favorable equity markets. The results for the nine months ended September 30, 2019 had partial offsets in the $231 million of related benefits to amortization of DAC and other costs.

For the three months ended September 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs, was a benefit of $230 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $297 million primarily reflecting the impact of rising interest rates and favorable equity markets. Partial offsets are included in the $67 million of related charges to amortization of DAC and other costs. For the nine months ended September 30, 2018, the net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impacts of NPR, DAC and other costs, was a benefit of $378 million. The net impact from changes in the U.S. GAAP embedded derivative and hedge positions resulted in a net benefit of $786 million primarily reflecting the impacts of credit spread widening coupled with rising interest rates and favorable equity markets. Partial offsets are included in the $235 million of related charges to amortization of DAC and other costs. The net charge of $173 million resulted from our annual reviews and update of assumptions and other refinements, including updates to expected withdrawal rates, as well as economic assumptions.

For information regarding the Risk Appetite Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital.”

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

External Reinsurance

As of September 30, 2019, living benefit guarantees associated with $3.1 billion of Highest Daily Lifetime Income (“HDI”) v.3.0 account values are reinsured to Union Hamilton Reinsurance Ltd., an external counterparty, pursuant to a quota share agreement that covered approximately 50% of new business between April 1, 2015 and December 31, 2016. HDI v.3.0 is the current version of our “highest daily” living benefits guarantee that is available with our Prudential Premier® Retirement Variable Annuity. New sales of HDI v.3.0 subsequent to December 31, 2016 are not covered by this external reinsurance agreement.

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

	September 30, 2019		December 31, 2018		September 30, 2018
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)	$108,457	68%	$101,496	69%	$112,377	69%
ALM strategy only	7,586	5%	7,520	5%	8,607	5%
Automatic rebalancing only	747	1%	804	1%	880	1%
External reinsurance(3)	3,055	2%	2,873	2%	3,184	2%
Prudential Defined Income Variable Annuity	15,624	9%	11,237	7%	10,813	6%
Other products	2,396	1%	2,306	2%	2,661	2%
Total living benefit/GMDB features	$137,865		$126,236		$138,522
GMDB features and other(4)	22,265	14%	21,103	14%	23,847	15%
Total variable annuity account value	$160,130		$147,339		$162,369
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in the ALM strategy and have an automatic rebalancing feature.

(3)
Represents contracts subject to a reinsurance transaction with an external counterparty that covered certain new HDI business from April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(4)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Revenues	$1,529	$1,454	$4,519	$4,330
Benefits and expenses	1,470	1,284	4,490	4,081
Adjusted operating income	59	170	29	249
Realized investment gains (losses), net, and related adjustments	168	(91)	445	(363)
Related charges	(29)	58	(197)	151
Market experience updates(1)	(186)	0	(346)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$12	$137	$(69)	$37
__________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $111 million, primarily reflecting lower underwriting results, driven by an unseasonably unfavorable impact from mortality experience, net of reinsurance, and the unfavorable ongoing impact of our second quarter 2019 assumption update and other refinements on current quarter results, and higher expenses. These decreases were partially offset by a higher contribution from net investment spread results driven by higher income on non-coupon investments.

Nine Month Comparison. Adjusted operating income decreased $220 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2019 included a $208 million net charge from this annual review, mainly driven by unfavorable impacts related to mortality rate assumptions. Results for 2018 included a $65 million net charge from this annual review, mainly driven by unfavorable impacts related to lapse and mortality rate assumptions. Excluding this item, adjusted operating income decreased $77 million, primarily reflecting lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, and the unfavorable ongoing impact of our annual reviews and update of assumptions and other refinements, and higher expenses. These decreases were partially offset by a higher contribution from net investment spread results driven by higher income on non-coupon investments, and a favorable net impact in the first quarter of 2019 from changes in our estimated profitability of the business driven by equity market performance on policyholder accounts. Beginning in the second quarter of 2019, this activity is excluded from adjusted operating income (see Note 14 to the Unaudited Interim Consolidated Financial Statements for further information).

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $75 million. This increase was primarily driven by an increase in net investment income from higher average invested assets resulting from continued business growth, higher investment income from unaffiliated reserve financing activity that resulted in a corresponding increase in interest expense, as discussed below, and higher income on non-coupon investments.

Benefits and expenses, as shown in the table above under “—Operating Results,” increased $186 million. This increase was driven by higher policyholders’ benefits and interest credited to account balances attributable to continued business growth, an unseasonably unfavorable impact from mortality experience, net of reinsurance, and the ongoing impact of the assumption update and other refinements, as discussed above. Also contributing to the increase was higher reserve financing costs, as discussed above.

Nine Month Comparison. Revenues increased $189 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $226 million. This increase was primarily driven by an increase in net investment income from higher average invested assets resulting from continued business growth, higher investment income from unaffiliated reserve financing activity that resulted in a corresponding increase in interest expense, as discussed below, and higher income on non-coupon investments.

Benefits and expenses increased $409 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $303 million. This increase was primarily driven by higher policyholders’ benefits and interest credited to account balances attributable to continued business growth, an unfavorable impact from mortality experience, net of reinsurance, and the ongoing impact of the assumption update and other refinements, as discussed above. Also contributing to the increase was higher reserve financing costs, as discussed above.

Sales Results

The following table sets forth individual life insurance annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$7	$42	$49	$7	$48	$55
Guaranteed Universal Life(1)	2	22	24	2	21	23
Other Universal Life(1)	9	26	35	12	32	44
Variable Life	20	47	67	14	27	41
Total	$38	$137	$175	$35	$128	$163

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$21	$132	$153	$21	$137	$158
Guaranteed Universal Life(1)	6	63	69	7	61	68
Other Universal Life(1)	29	84	113	32	67	99
Variable Life	55	129	184	38	67	105
Total	$111	$408	$519	$98	$332	$430
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 5% and 8% of Guaranteed Universal Life and 0% and 0% of Other Universal Life annualized new business premiums for the three months ended September 30, 2019 and 2018, respectively, and approximately 6% and 12% of Guaranteed Universal Life and 0% and 0% of Other Universal Life annualized new business premiums for the nine months ended September 30, 2019 and 2018, respectively.

Total annualized new business premiums for the third quarter of 2019 increased $12 million compared to the prior year period, primarily driven by higher sales of variable life insurance products as a result of product design and pricing actions implemented in September 2018, partially offset by lower sales of other universal life, as a result of large case activity in the prior year period, and lower sales of term life products. Total annualized new business premiums for the first nine months of 2019 increased $89 million compared to the prior year period, primarily driven by higher sales of variable life insurance products, as discussed above, and higher sales of other universal life products as a result of large case activity in the second quarter of 2019, partially offset by lower sales of term life products.

International Insurance Division

International Insurance

Business Update

In August 2019, our joint venture in Chile, Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), entered into a definitive agreement to acquire Administradora de Fondos de Pensiones Colfondos S.A. (“AFP Colfondos”), a leading provider of retirement services in Colombia. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the fourth quarter of 2019.

Operating Results

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 105 yen per USD and Korean won at a rate of 1110 won per USD, both of which were determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Revenues:
Life Planner operations	$2,891	$2,696	$8,918	$8,461
Gibraltar Life and Other operations	2,880	2,794	8,506	8,357
Total revenues	5,771	5,490	17,424	16,818
Benefits and expenses:
Life Planner operations	2,524	2,247	7,632	7,220
Gibraltar Life and Other operations	2,456	2,353	7,230	7,068
Total benefits and expenses	4,980	4,600	14,862	14,288
Adjusted operating income:
Life Planner operations	367	449	1,286	1,241
Gibraltar Life and Other operations	424	441	1,276	1,289
Total adjusted operating income	791	890	2,562	2,530
Realized investment gains (losses), net, and related adjustments	421	188	1,212	238
Related charges	(4)	4	(7)	5
Market experience updates(1)	(1)	0	(39)	0
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	48	76	154	(12)
Change in experience-rated contractholder liabilities due to asset value changes	(48)	(76)	(154)	12
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(28)	(19)	(86)	(52)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,179	$1,063	$3,642	$2,721
__________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $82 million, including a net favorable impact of $7 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income decreased $89 million, primarily reflecting higher expenses, driven by updates to legal reserves, as well as higher costs including those related to business growth and business initiatives. The decrease was partially offset by the growth of business in force in our Japan and Brazil operations and higher net investment results driven by higher non-coupon investments.

Adjusted operating income from our Gibraltar Life and Other operations decreased $17 million, including a net favorable impact of $4 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations decreased $21 million, primarily reflecting higher expenses, including costs associated with business initiatives, partially offset by the growth of business in force and a favorable impact from our joint venture investments.

Nine Month Comparison. Adjusted operating income from our Life Planner operations increased $45 million, including a net favorable impact of $14 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $1 million net benefit in 2019 compared to a $49 million net charge in 2018. The net charge in 2018 was primarily driven by the impact from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan.

Excluding these items, adjusted operating income decreased $19 million, primarily reflecting higher expenses driven by updates to legal reserves, as well as higher costs including those related to business growth and business initiatives. The decrease was partially offset by the growth of business in force in our Japan and Brazil operations, and higher underwriting results driven by a favorable impact from mortality experience and policyholders’ behavior. The decrease was also partially offset by a favorable net impact in the first quarter of 2019 from changes in our profitability of the business driven by equity market performance on policyholder accounts. Beginning in the second quarter of 2019, this activity is excluded from adjusted operating income (see Note 14 to the Unaudited Interim Consolidated Financial Statements for further information).

Adjusted operating income from our Gibraltar Life and Other operations decreased $13 million, including a net favorable impact of $13 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $7 million net benefit in 2019 compared to a $32 million net charge in 2018. The net benefit in 2019 reflected a net positive impact primarily related to updates to lapse assumptions. The net charge in 2018 was primarily driven by the impact from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan, as well as other refinements.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations decreased $65 million, primarily reflecting higher expenses, including costs associated with business initiatives. Also contributing to the decrease were lower underwriting results driven by an unfavorable impact from mortality experience and policyholders’ behavior. These decreases were partially offset by growth of business in force, as well as higher net investment results driven by higher average invested assets resulting from business growth.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations, as shown in the table above under “—Operating Results,” increased $195 million, including a net favorable impact of $27 million from currency fluctuations. Excluding this item, revenues increased $168 million, primarily driven by higher premiums attributable to the growth of business in force and higher net investment results driven by higher non-coupon investments.

Benefits and expenses of our Life Planner operations, as shown in the table above under “—Operating Results,” increased $277 million, including a net unfavorable impact of $20 million from currency fluctuations. Excluding this item, benefits and expenses increased $257 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by business growth, and higher expenses driven by updates to legal reserves, as well as higher costs including those related to business growth and business initiatives.

Revenues from our Gibraltar Life and Other operations, as shown in the table above under “—Operating Results,” increased $86 million, including a net favorable impact of $32 million from currency fluctuations. Excluding this item, revenues increased $54 million, primarily reflecting higher net investment income driven by higher non-coupon investments and higher average invested assets resulting from business growth. Also contributing to the increase were higher other income driven by a favorable impact from our joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations, as shown in the table above under “—Operating Results,” increased $103 million, including a net unfavorable impact of $28 million from currency fluctuations. Excluding this item, benefits and expenses increased $75 million, primarily driven by higher policyholders’ benefits, including changes in reserves, driven by business growth, and higher expenses, including costs associated with business initiatives.

Nine Month Comparison. Revenues from our Life Planner operations increased $457 million, including a net unfavorable impact of $110 million from currency fluctuations and a net charge of $16 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $583 million, primarily driven by higher premiums related to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $412 million, including a net favorable impact of $124 million from currency fluctuations and a net benefit of $66 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $602 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by business growth, and higher expenses driven by updates to legal reserves, as well as higher costs including those related to business growth and business initiatives.

Revenues from our Gibraltar Life and Other operations increased $149 million, including a net unfavorable impact of $2 million from currency fluctuations. Excluding this item, revenues increased $151 million, primarily reflecting higher net investment income driven by higher average invested assets resulting from business growth, and higher other income driven by a favorable impact from our joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations increased $162 million, including a net favorable impact of $15 million from currency fluctuations and a net benefit of $39 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $216 million, primarily driven by an increase in policyholders’ benefits, including changes in reserves, driven by business growth, and higher expenses, including costs associated with business initiatives.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner operations	$317	$294	$1,023	$941
Gibraltar Life	312	351	931	1,157
Total	$629	$645	$1,954	$2,098
On a constant exchange rate basis:
Life Planner operations	$323	$300	$1,041	$939
Gibraltar Life	314	353	936	1,162
Total	$637	$653	$1,977	$2,101

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including the extremely low interest rate environment. We regularly examine our product offerings and their related profitability and, as a result, we have repriced or discontinued sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in an increase in sales of products denominated in USD relative to products denominated in other currencies.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended September 30, 2019					Three Months Ended September 30, 2018
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$173	$25	$102	$23	$323	$169	$30	$78	$23	$300
Gibraltar Life:
Life Consultants	$95	$10	$23	$24	$152	$82	$12	$26	$60	$180
Banks(2)	107	0	9	3	119	107	1	7	8	123
Independent Agency	18	1	22	2	43	27	1	14	8	50
Subtotal	220	11	54	29	314	216	14	47	76	353
Total	$393	$36	$156	$52	$637	$385	$44	$125	$99	$653
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 2% and 68%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2019, and 0% and 71%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2018.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $23 million, primarily reflecting higher sales in our Brazil, Taiwan and Korea operations driven by growth in Life Planner headcount.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $39 million. Life Consultants sales decreased $28 million, primarily reflecting lower sales of USD-denominated fixed annuity products driven by declines in crediting rates and prioritization of our strategy to focus on recurring pay protection products. Bank channel sales decreased $4 million, primarily from lower sales of USD-denominated products due to increased competition. Independent Agency sales decreased $7 million, primarily driven by the suspension of corporate term products in the first quarter of 2019 (see “Overview—Regulatory Developments—Japan Corporate Product Tax Rules”) and declines in crediting rates for fixed annuity products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$576	$87	$314	$64	$1,041	$517	$87	$264	$71	$939
Gibraltar Life:
Life Consultants	$266	$31	$64	$125	$486	$232	$35	$79	$266	$612
Banks(2)	274	0	27	11	312	331	1	21	32	385
Independent Agency	68	7	49	14	138	85	9	48	23	165
Subtotal	608	38	140	150	936	648	45	148	321	1,162
Total	$1,184	$125	$454	$214	$1,977	$1,165	$132	$412	$392	$2,101
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 1% and 67%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2019, and 0% and 72%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2018.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $102 million driven by growth in Life Planner headcount, as well as higher average premium sizes in our Japan, Korea and Brazil operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $226 million. Life Consultants sales decreased $126 million, primarily reflecting lower sales of USD-denominated fixed annuity products driven by declines in crediting rates and prioritization of our strategy to focus on recurring pay protection products. Bank channel sales decreased $73 million, primarily from lower sales of USD-denominated products due to increased competition. Independent Agency sales decreased $27 million, primarily driven by the suspension of corporate term products in the first quarter of 2019 (see “Overview—Regulatory Developments—Japan Corporate Product Tax Rules”) and declines in crediting rates for fixed annuity products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Operating results:
Capital debt interest expense	$(189)	$(178)	$(588)	$(531)
Investment income, net of operating debt interest expense	48	7	134	43
Pension and employee benefits	56	59	116	155
Other corporate activities(1)	(196)	(262)	(690)	(621)
Adjusted operating income	(281)	(374)	(1,028)	(954)
Realized investment gains (losses), net, and related adjustments	(68)	119	(275)	347
Related charges	35	4	(52)	8
Market experience updates(2)	(7)	0	(7)	0
Divested and Run-off Businesses	155	12	441	(1,586)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	(2)	(14)	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(165)	$(241)	$(935)	$(2,184)
__________

(1)	Includes consolidating adjustments.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 14 to our Unaudited Interim Consolidated Financial Statements for additional information.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $93 million. Net charges from other corporate activities decreased $66 million, primarily reflecting lower costs for long-term and deferred employee compensation plans tied to Company stock and equity market performance, and lower enhanced supervision costs, partially offset by increases in other corporate costs related to corporate initiatives. Beginning in the fourth quarter of 2019, the Company has implemented certain changes that are expected to reduce market-based earnings volatility resulting from the long-term and deferred employee compensation plans. Results for investment income, net of operating debt interest expense, increased $41 million, primarily due to an increase in net investment income driven by higher average invested assets. Capital debt interest expense increased $11 million, reflecting higher average debt balances.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $74 million. Net charges from other corporate activities increased $69 million, primarily reflecting higher costs for long-term and deferred employee compensation plans tied to Company stock and equity market performance as well as increases in other corporate costs related to corporate initiatives, partially offset by lower enhanced supervision costs. Capital debt interest expense increased $57 million, reflecting higher average debt balances. Results from pension and employee benefits were less favorable by $39 million, primarily reflecting lower income from our qualified pension plan, due to higher interest costs on plan obligations driven by the increase in interest rates in 2018. Results for investment income, net of operating debt interest expense, increased $91 million, primarily due to higher income on highly liquid assets and an increase in net investment income driven by higher average invested assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Long-Term Care	$147	$14	$456	$(1,484)
Other	8	(2)	(15)	(102)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$155	$12	$441	$(1,586)

Long-Term Care. Results for the third quarter of 2019 increased compared to the prior year period, primarily reflecting net realized investment gains in the current period compared to net realized investment losses in the prior year period, driven by the favorable comparative change in the market value of derivatives used for duration management, partially offset by the less favorable comparative change in the market value of investments in equity securities. Results for the first nine months of 2019 increased compared to the prior year period, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2019 included a $9 million net charge from these updates. Results for 2018 included a $1,458 million net charge from these updates, including the removal of our assumption of expected future morbidity improvement, reflecting unfavorable morbidity experience relative to prior expectations. Excluding these items, results for the first nine months of 2019 increased compared to the prior year period, reflecting net realized investment gains in the current period compared to net realized investment losses in the prior year period, driven by the favorable comparative change in the market value of derivatives used for duration management and the more favorable comparative change in the market value of investments in equity securities.

Other. Results for the first nine months of 2019 reflect less unfavorable results compared to the prior year period primarily reflecting lower comparative losses in the current period related to the anticipated sale of our Pramerica of Italy subsidiary and the exit of our PGIM Brazil operations in the second quarter of 2018. In August 2019, we entered into an agreement to sell our Pramerica of Italy subsidiary, subject to regulatory approvals and customary closing conditions.

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

As of September 30, 2019, the excess of actual cumulative earnings over the expected cumulative earnings was $2,586 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $3,977 million at September 30, 2019, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(in millions)
U.S. GAAP results:
Revenues	$1,482	$1,249	$4,157	$3,800
Benefits and expenses	1,437	1,231	4,152	3,822
Income (loss) before income taxes and equity in earnings of operating joint ventures	$45	$18	$5	$(22)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

 Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $27 million. Results for the third quarter of 2019 reflected an increase in net realized investment gains and related activity primarily driven by gains from sales of fixed maturities and favorable changes in the value of derivatives used in risk management activities, partially offset by unfavorable changes in the value of equity securities. Net investment income increased primarily driven by higher prepayment fee income. As a result of the above and other variances, a $227 million increase in the policyholder dividend obligation was recorded in the third quarter of 2019, compared to a $9 million reduction in the third quarter of 2018. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—General Account Investments.”

Nine Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $27 million. Results for the first nine months of 2019 reflected an increase in net realized investment gains and related activity primarily driven by gains from sales of fixed maturities, favorable changes in the value of derivatives used in risk management activities and favorable changes in the value of equity securities. Net insurance activity results decreased primarily due to a decrease in premiums as a result of runoff of policies in force and higher benefit payments. Net investment income decreased primarily due to lower income on coupon and non-coupon investments and prepayment fee income. As a result of the above and other variances, a $334 million increase in the policyholder dividend obligation was recorded in the first nine months 2019, compared to an $84 million reduction in the first nine months of 2018. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of Closed Block division realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Three Month Comparison. Revenues, as shown in the table above under “—U.S. GAAP results,” increased $233 million primarily driven by an increase in net realized investment gains and related activity, and net investment income, as discussed above.

Benefits and expenses, as shown in the table above under “—U.S. GAAP results,” increased $206 million primarily driven by a $227 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Nine Month Comparison. Revenues increased $357 million primarily driven an increase in net realized investment gains and related activity, partially offset by a decrease in net investment income and premiums due to runoff of policies in force, as discussed above.

Benefits and expenses increased $330 million, primarily driven by a $377 million increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Retirement Segment:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$43	$(66)	$678	$(574)
Derivatives	58	8	72	48
Commercial mortgages and other loans	5	6	0	9
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(112)	55	(722)	470
Net gains (losses)	$(6)	$3	$28	$(47)
International Insurance Segment:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$48	$76	$154	$(12)
Change in experience-rated contractholder liabilities due to asset value changes	(48)	(76)	(154)	12
Net gains (losses)	$0	$0	$0	$0
Total:
Investment gains (losses) on:
Assets supporting experience-rated contractholder liabilities, net	$91	$10	$832	$(586)
Derivatives	58	8	72	48
Commercial mortgages and other loans	5	6	0	9
Change in experience-rated contractholder liabilities due to asset value changes(1)(2)	(160)	(21)	(876)	482
Net gains (losses)	$(6)	$3	$28	$(47)
__________

(1)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $7 million and $132 million as of September 30, 2019 and 2018, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are an increase of $7 million and a decrease of $9 million for the three months ended September 30, 2019 and 2018, respectively, and an increase of $62 million and a decrease of $40 million for the nine months ended September 30, 2019 and 2018, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of September 30, 2019				As of December 31, 2018
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$349,337	$3,692	$42,320	$787	$314,911	$3,455	$38,745	$780
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	20,085	761	0	0	19,579	818	0	0
Equity securities	1,693	1	0	0	1,460	1	0	0
All other(2)	489	3	0	0	215	0	0	0
Subtotal	22,267	765	0	0	21,254	819	0	0
Fixed maturities, trading	3,536	293	243	11	3,048	204	195	2
Equity securities	4,813	569	2,064	74	4,316	604	1,784	67
Commercial mortgage and other loans	551	0	0	0	763	0	0	0
Other invested assets(3)	1,849	464	3	0	1,404	263	5	0
Short-term investments	5,453	218	230	76	5,040	65	453	24
Cash equivalents	9,199	1	328	0	9,027	59	451	18
Other assets	179	179	0	0	25	25	0	0
Separate account assets	277,811	1,660	0	0	254,066	1,534	0	0
Total assets	$674,995	$7,841	$45,188	$948	$613,854	$7,028	$41,633	$891
Future policy benefits	$16,452	$16,452	$0	$0	$8,926	$8,926	$0	$0
Policyholders’ account balances	1,188	1,188	0	0	56	56	0	0
Other liabilities(3)	134	0	0	0	135	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	807	807	0	0	595	595	0	0
Total liabilities	$18,581	$18,447	$0	$0	$9,712	$9,577	$0	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.2% and 2.1%, respectively, as of September 30, 2019, and 1.1% and 2.1%, respectively, as of December 31, 2018.

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

Fixed Maturity and Equity Securities

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $2.1 billion of public fixed maturities as of September 30, 2019, with values primarily based on indicative broker quotes, and approximately $2.7 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Variable Annuity Living Benefit Features

Future policy benefits classified in Level 3 primarily include liabilities related to guarantees associated with the living benefit features of certain variable annuity contracts offered by our Individual Annuities segment, including Guaranteed Minimum Accumulation Benefits (“GMAB”), Guaranteed Minimum Withdrawal Benefits (“GMWB”) and Guaranteed Minimum Income and Withdrawal Benefits (“GMIWB”). These benefits are accounted for as embedded derivatives and carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, based on capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. These models utilize significant assumptions that are primarily unobservable, including assumptions as to lapse rates, NPR, utilization rates, withdrawal rates, mortality rates and equity market volatility. Future policy benefits classified as Level 3 for PFI excluding the Closed Block division were a net liability of $16.5 billion as of September 30, 2019. For additional information, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities.”

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	September 30, 2019
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$297,821	65.2%	$29,920	$327,741
Public, held-to-maturity, at amortized cost	1,724	0.4	0	1,724
Private, available-for-sale, at fair value	51,017	11.2	12,400	63,417
Private, held-to-maturity, at amortized cost	234	0.1	0	234
Fixed maturities, trading, at fair value	2,353	0.5	243	2,596
Assets supporting experience-rated contractholder liabilities, at fair value	22,267	4.9	0	22,267
Equity securities, at fair value	4,276	0.9	2,064	6,340
Commercial mortgage and other loans, at book value	52,767	11.6	8,484	61,251
Policy loans, at outstanding balance	7,720	1.7	4,302	12,022
Other invested assets(1)	8,924	2.0	3,367	12,291
Short-term investments	6,979	1.5	323	7,302
Total general account investments	456,082	100.0%	61,103	517,185
Invested assets of other entities and operations(2)	6,319		0	6,319
Total investments	$462,401		$61,103	$523,504

	December 31, 2018
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$269,109	64.8%	$26,203	$295,312
Public, held-to-maturity, at amortized cost	1,745	0.4	0	1,745
Private, available-for-sale, at fair value	45,328	10.9	12,542	57,870
Private, held-to-maturity, at amortized cost	268	0.1	0	268
Fixed maturities, trading, at fair value	1,893	0.5	195	2,088
Assets supporting experience-rated contractholder liabilities, at fair value	21,254	5.1	0	21,254
Equity securities, at fair value	3,849	0.9	1,784	5,633
Commercial mortgage and other loans, at book value	50,251	12.1	8,782	59,033
Policy loans, at outstanding balance	7,606	1.8	4,410	12,016
Other invested assets(1)	8,407	2.0	3,316	11,723
Short-term investments	5,948	1.4	478	6,426
Total general account investments	415,658	100.0%	57,710	473,368
Invested assets of other entities and operations(2)	5,877		0	5,877
Total investments	$421,535		$57,710	$479,245
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2019 was primarily due to market appreciation from a decrease in U.S. and Japan interest rates and tighter credit spreads, the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of both September 30, 2019 and December 31, 2018, 43% of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$144,332	$133,084
Public, held-to-maturity, at amortized cost	1,724	1,745
Private, available-for-sale, at fair value	18,678	16,222
Private, held-to-maturity, at amortized cost	234	268
Fixed maturities, trading, at fair value	481	328
Assets supporting experience-rated contractholder liabilities, at fair value	2,685	2,441
Equity securities, at fair value	2,109	1,972
Commercial mortgage and other loans, at book value	18,852	17,228
Policy loans, at outstanding balance	2,845	2,715
Other invested assets(1)	2,317	1,957
Short-term investments	269	451
Total Japanese general account investments	$194,526	$178,411
__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first nine months of 2019 was primarily attributable to market appreciation from a decrease in U.S. and Japan interest rates and tighter credit spreads, net business inflows, and reinvestment of net investment income.

As of September 30, 2019, our Japanese insurance operations had $76.9 billion, at carrying value, of investments denominated in U.S. dollars, including $2.2 billion that were hedged to yen through third-party derivative contracts and $62.4 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2018, our Japanese insurance operations had $64.9 billion, at carrying value, of investments denominated in U.S. dollars, including $2.5 billion that were hedged to yen through third-party derivative contracts and $50.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $12.0 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2018 was primarily attributable to the impact of the decrease in the U.S. treasury bond rates, portfolio growth as a result of net business inflows and reinvestment of net investment income.

Our Japanese insurance operations had $9.8 billion and $10.1 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2019 and December 31, 2018, respectively. The $0.3 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2018 was primarily attributable to the run off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2019 to 2018 Three Month Comparison

	Three Months Ended September 30, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.63%	$1,899	2.87%	$983	3.83%	$2,882	$428	$3,310
Assets supporting experience-rated contractholder liabilities	3.58	173	2.45	16	3.45	189	0	189
Equity securities	3.83	20	1.25	7	2.56	27	11	38
Commercial mortgage and other loans	4.09	344	4.11	190	4.10	534	96	630
Policy loans	5.43	66	3.94	28	4.88	94	66	160
Short-term investments and cash equivalents	2.53	100	4.82	7	2.61	107	10	117
Gross investment income	4.34	2,602	3.01	1,231	3.80	3,833	611	4,444
Investment expenses	(0.12)	(101)	(0.14)	(72)	(0.13)	(173)	(53)	(226)
Investment income after investment expenses	4.22%	2,501	2.87%	1,159	3.67%	3,660	558	4,218
Other invested assets(3)		127		34		161	32	193
Investment results of other entities and operations(4)		27		0		27	0	27
Total investment income		$2,655		$1,193		$3,848	$590	$4,438

	Three Months Ended September 30, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.63%	$1,746	2.90%	$925	3.83%	$2,671	$415	$3,086
Assets supporting experience-rated contractholder liabilities	3.51	164	2.08	13	3.34	177	0	177
Equity securities	4.05	21	2.13	12	3.09	33	10	43
Commercial mortgage and other loans	3.94	325	3.84	158	3.90	483	99	582
Policy loans	5.33	64	3.92	25	4.84	89	65	154
Short-term investments and cash equivalents	2.50	68	3.47	9	2.56	77	6	83
Gross investment income	4.34	2,388	2.99	1,142	3.78	3,530	595	4,125
Investment expenses	(0.16)	(100)	(0.13)	(61)	(0.15)	(161)	(50)	(211)
Investment income after investment expenses	4.18%	2,288	2.86%	1,081	3.63%	3,369	545	3,914
Other invested assets(3)		60		26		86	15	101
Investment results of other entities and operations(4)		31		0		31	0	31
Total investment income		$2,379		$1,107		$3,486	$560	$4,046
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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.76% and 3.74% for the three months ended September 30, 2019 and 2018, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily driven by acquisition rates exceeding disposition rates over the preceding twelve months.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily the result of higher returns of short-term investments and higher mortgage loan prepayment income.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $50.5 billion and $43.6 billion for the three months ended September 30, 2019 and 2018, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.6 billion and $9.5 billion for the three months ended September 30, 2019 and 2018, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2019 to 2018 Nine Month Comparison

	Nine Months Ended September 30, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.67%	$5,634	2.86%	$2,875	3.85%	$8,509	$1,273	$9,782
Assets supporting experience-rated contractholder liabilities	3.61	513	2.26	43	3.45	556	0	556
Equity securities	2.72	42	2.72	41	2.72	83	36	119
Commercial mortgage and other loans	4.13	1,026	3.97	529	4.07	1,555	289	1,844
Policy loans	5.33	192	3.91	80	4.81	272	191	463
Short-term investments and cash equivalents	2.71	289	4.23	21	2.77	310	29	339
Gross investment income	4.38	7,696	3.00	3,589	3.82	11,285	1,818	13,103
Investment expenses	(0.13)	(310)	(0.14)	(211)	(0.13)	(521)	(162)	(683)
Investment income after investment expenses	4.25%	7,386	2.86%	3,378	3.69%	10,764	1,656	12,420
Other invested assets(3)		297		137		434	71	505
Investment results of other entities and operations(4)		119		0		119	0	119
Total investment income		$7,802		$3,515		$11,317	$1,727	$13,044

	Nine Months Ended September 30, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.67%	$5,195	2.93%	$2,770	3.87%	$7,965	$1,272	$9,237
Assets supporting experience-rated contractholder liabilities	3.64	511	1.99	38	3.44	549	0	549
Equity securities	2.49	40	3.09	50	2.79	90	34	124
Commercial mortgage and other loans	4.00	972	3.92	457	3.98	1,429	307	1,736
Policy loans	5.38	192	3.91	75	4.86	267	195	462
Short-term investments and cash equivalents	2.03	183	2.41	26	2.06	209	23	232
Gross investment income	4.35	7,093	3.04	3,416	3.81	10,509	1,831	12,340
Investment expenses	(0.17)	(285)	(0.13)	(174)	(0.15)	(459)	(151)	(610)
Investment income after investment expenses	4.18%	6,808	2.91%	3,242	3.66%	10,050	1,680	11,730
Other invested assets(3)		180		86		266	64	330
Investment results of other entities and operations(4)		80		0		80	0	80
Total investment income		$7,068		$3,328		$10,396	$1,744	$12,140
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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.78% and 3.77% for the nine months ended September 30, 2019 and 2018, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily the result of higher returns on short-term investments based on an increase in short-term rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily the result of lower reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $47.4 billion and $43.8 billion for the nine months ended September 30, 2019 and 2018, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.7 billion and $9.9 billion for the nine months ended September 30, 2019 and 2018, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division and the Closed Block division by investment type as well as related charges and adjustments, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$(29)	$0	$(45)	$(16)
Due to securities actively marketed for sale	(3)	1	(4)	(10)
Due to credit or adverse conditions of the respective issuer(1)	(94)	(24)	(136)	(63)
OTTI losses on fixed maturities recognized in earnings(2)	(126)	(23)	(185)	(89)
Net gains (losses) on sales and maturities	319	111	691	426
Fixed maturities(3)	193	88	506	337
Commercial mortgage and other loans	6	2	(5)	(12)
Derivatives	222	62	(1,247)	688
OTTI losses on other invested assets recognized in earnings(4)	(1)	0	(1)	(6)
Other net gains (losses)	39	(2)	44	77
Other	38	(2)	43	71
Subtotal	459	150	(703)	1,084
Investment results of other entities and operations(5)	44	5	(1)	73
Total — PFI excluding Closed Block Division	503	155	(704)	1,157
Related adjustments	(121)	116	(125)	(406)
Realized investment gains (losses), net, and related adjustments	382	271	(829)	751
Related charges	(92)	(94)	(149)	(233)
Realized investment gains (losses), net, and related charges and adjustments	$290	$177	$(978)	$518
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$(11)	$(1)	$(45)	$(23)
Due to securities actively marketed for sale	0	(6)	0	(8)
Due to credit or adverse conditions of the respective issuer(1)	(6)	(2)	(12)	(9)
OTTI losses on fixed maturities recognized in earnings(2)	(17)	(9)	(57)	(40)
Net gains (losses) on sales and maturities	185	(3)	241	22
Fixed maturities(3)	168	(12)	184	(18)
Commercial mortgage and other loans	0	0	0	(2)
Derivatives	182	8	275	121
OTTI losses on other invested assets recognized in earnings(4)	0	0	0	(1)
Other net gains (losses)	0	0	(4)	4
Other	0	0	(4)	3
Subtotal — Closed Block Division	350	(4)	455	104
Consolidated PFI realized investment gains (losses), net	$853	$151	$(249)	$1,261
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

Three Month Comparison. Net gains on sales and maturities of fixed maturity securities were $319 million and $111 million for the third quarter of 2019 and 2018, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Insurance segment.

Net realized gains on derivative instruments of $222 million for the third quarter of 2019 primarily included:

•	$880 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$451 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound;

•	$37 million of gains for fees earned on fee-based synthetic guaranteed investment contracts (“GICs”);

Partially offsetting these gains were:

•	$(1,136) million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and

•	$(37) million of losses on capital hedges due to increases in equity indices.

Net realized gains on derivative instruments of $62 million for the third quarter of 2018 primarily included:

•	$502 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$60 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound, partially offset by Japanese yen depreciation;

•	$37 million of gains for fees earned on fee-based synthetic GICs;

Partially offsetting these gains were:

•	$(294) million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates; and

•	$(245) million of losses on capital hedges due to increases in equity indices.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the third quarter of 2019 and 2018 reflected net negative related adjustments of $121 million and net positive related adjustments of $116 million, respectively. Both periods’ results reflected settlements and changes in values related to interest rate and currency derivatives, the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net” and the changes in fair value of equity securities recorded in “Other income (loss).”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the third quarter of 2019 and 2018 reflected net related charges of $92 million and $94 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

Nine Month Comparison. Net gains on sales and maturities of fixed maturity securities were $691 million and $426 million for the first nine months of 2019 and 2018, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Insurance segment.

Net realized losses on derivative instruments of $(1,247) million for the first nine months of 2019 primarily included:

•	$(3,555) million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$(700) million of losses on capital hedges due to increases in equity indices;

Partially offsetting these losses were:

•	$1,984 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$696 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound and Japanese yen appreciation;

•	$109 million of gains for fees earned on fee-based synthetic GICs; and

•	$108 million of gains on credit default swaps primarily due to spreads tightening.

Net realized gains on derivative instruments of $688 million for the first nine months of 2018 primarily included:

•	$1,326 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$293 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound;

•	$113 million of gains for fees earned on fee-based synthetic GICs;

Partially offsetting these gains were:

•	$(745) million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates; and

•	$(270) million of losses on capital hedges due to increases in equity indices.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

Results for the first nine months of 2019 and 2018 included net negative related adjustments of $125 million and $406 million, respectively. Both periods’ results reflected settlements and changes in values related to interest rate and currency derivatives as well as the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.” Additionally, the results of the first nine months of 2019 included changes in fair value of equity securities recorded in “Other income (loss).”

Results for the first nine months of 2019 and 2018 reflected net related charges of $149 million and $233 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

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

Retail-Related Investments

As of September 30, 2019, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $6 billion of corporate fixed maturities of which 90% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 51% and a weighted-average debt service coverage ratio of 2.43 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs.

In addition, we held approximately $11 billion of commercial mortgage-backed securities, of which approximately 79% and 21% were rated AAA (super-senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.

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

Fixed Maturity Securities and Unrealized Gains and Losses by Industry

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2019				December 31, 2018
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$33,997	$2,740	$131	$36,606	$29,831	$726	$724	$29,833
Consumer non-cyclical	24,533	3,022	155	27,400	24,136	1,172	748	24,560
Utility	22,036	2,789	99	24,726	22,179	1,073	624	22,628
Capital goods	12,072	1,203	121	13,154	11,623	561	386	11,798
Consumer cyclical	11,063	1,011	81	11,993	11,001	429	330	11,100
Foreign agencies	5,585	1,000	14	6,571	5,946	785	91	6,640
Energy	12,667	1,116	223	13,560	11,753	524	553	11,724
Communications	5,909	936	40	6,805	6,163	455	234	6,384
Basic industry	6,031	498	54	6,475	5,431	238	158	5,511
Transportation	8,862	843	60	9,645	8,633	428	225	8,836
Technology	3,345	273	24	3,594	3,855	155	99	3,911
Industrial other	3,772	438	39	4,171	3,764	151	154	3,761
Total corporate securities	149,872	15,869	1,041	164,700	144,315	6,697	4,326	146,686
Foreign government(3)	98,840	23,160	52	121,948	97,087	16,942	301	113,728
Residential mortgage-backed(4)	3,178	197	1	3,374	3,205	120	31	3,294
Asset-backed	10,317	138	30	10,425	9,803	122	62	9,863
Commercial mortgage-backed	10,259	594	3	10,850	8,953	87	86	8,954
U.S. Government	23,319	5,685	5	28,999	22,290	2,563	569	24,284
State & Municipal	9,442	1,459	0	10,901	9,456	607	63	10,000
Total(5)	$305,227	$47,102	$1,132	$351,197	$295,109	$27,138	$5,438	$316,809
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $401 million of gross unrealized gains as of September 30, 2019, compared to $359 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2018, on securities classified as held-to-maturity.

(3)
As of both September 30, 2019 and December 31, 2018, based on amortized cost, 76% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 10% and 11% of the balance, respectively.

(4)	As of both September 30, 2019 and December 31, 2018, based on amortized cost, more than 99% were rated A or higher.

(5)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The increase in net unrealized gains from December 31, 2018 to September 30, 2019 was primarily due to a decrease in U.S. and Japan interest rates and credit spread tightening.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2019				December 31, 2018
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$230,564	$40,606	$154	$271,016	$222,290	$24,138	$2,568	$243,860
2	57,637	5,309	530	62,416	55,768	2,267	1,999	56,036
Subtotal High or Highest Quality Securities(5)	288,201	45,915	684	333,432	278,058	26,405	4,567	299,896
3	10,226	756	131	10,851	10,149	330	408	10,071
4	5,140	317	184	5,273	5,254	291	368	5,177
5	1,426	88	120	1,394	1,395	99	77	1,417
6	234	26	13	247	253	13	18	248
Subtotal Other Securities(6)(7)	17,026	1,187	448	17,765	17,051	733	871	16,913
Total fixed maturities	$305,227	$47,102	$1,132	$351,197	$295,109	$27,138	$5,438	$316,809
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of September 30, 2019 and December 31, 2018, 1,043 securities with amortized cost of $4,697 million (fair value, $4,950 million) and 1,744 securities with amortized cost of $9,079 million (fair value, $9,135 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $401 million of gross unrealized gains as of September 30, 2019, compared to $359 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2018, on securities classified as held-to-maturity.

(4)
As of September 30, 2019, includes gross unrealized losses of $305 million on public fixed maturities and $143 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2018, includes gross unrealized losses of $591 million on public fixed maturities and $280 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of September 30, 2019, includes $246,282 million of public fixed maturities and $41,919 million of private fixed maturities and, as of December 31, 2018, includes $238,824 million of public fixed maturities and $39,234 million of private fixed maturities.

(6)
On an amortized cost basis, as of September 30, 2019, includes $9,835 million of public fixed maturities and $7,191 million of private fixed maturities and, as of December 31, 2018, includes $10,588 million of public fixed maturities and $6,463 million of private fixed maturities.

(7)
On an amortized cost basis, as of September 30, 2019, securities considered below investment grade based on lowest of external rating agency ratings total $19,309 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	September 30, 2019				December 31, 2018
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$9,860	$9,867	$8,109	$8,522	$9,188	$9,151	$7,523	$7,528
AA	289	309	2,135	2,312	405	430	1,415	1,410
A	9	11	6	7	30	36	6	7
BBB	13	15	9	9	15	15	9	9
BB and below	146	223	0	0	165	231	0	0
Total(4)	$10,317	$10,425	$10,259	$10,850	$9,803	$9,863	$8,953	$8,954
__________

(1)
The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2019, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”).

(2)	Includes CLOs, credit-tranched securities collateralized by auto loans, education loans, credit cards, and other asset types.

(3)	As of September 30, 2019 and December 31, 2018, based on amortized cost, 97% and 96% were securities with vintages of 2013 or later, respectively.

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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2019		December 31, 2018
	Collateralized Loan Obligations
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,697	$7,678	$7,355	$7,318
AA	0	0	0	0
A	0	0	0	0
BBB	0	0	0	0
BB and below	0	0	0	0
Total(2)	$7,697	$7,678	$7,355	$7,318
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2019, including S&P, Moody’s, Fitch and Morningstar.

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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in millions)
Commercial mortgage and agricultural property loans	$52,050	$49,524
Uncollateralized loans	660	658
Residential property loans	132	158
Other collateralized loans	26	17
Total recorded investment gross of allowance(1)	52,868	50,357
Allowance for credit losses	(101)	(106)
Total net commercial mortgage and other loans(2)	$52,767	$50,251
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both September 30, 2019 and December 31, 2018.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,938	34.5%	$16,553	33.4%
South Atlantic	9,056	17.4	8,633	17.4
Middle Atlantic	6,220	11.9	6,088	12.3
East North Central	3,343	6.4	2,813	5.7
West South Central	5,338	10.3	5,044	10.2
Mountain	2,467	4.7	2,508	5.0
New England	1,816	3.5	1,879	3.8
West North Central	457	0.9	476	1.0
East South Central	576	1.1	595	1.2
Subtotal-U.S.	47,211	90.7	44,589	90.0
Europe	2,952	5.7	3,077	6.2
Asia	767	1.5	733	1.5
Other	1,120	2.1	1,125	2.3
Total commercial mortgage and agricultural property loans	$52,050	100.0%	$49,524	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,202	23.4%	$10,490	21.2%
Retail	6,509	12.5	6,693	13.5
Office	10,606	20.4	10,971	22.1
Apartments/Multi-Family	14,634	28.1	13,818	27.9
Other	3,358	6.5	3,255	6.6
Agricultural properties	2,879	5.5	2,710	5.5
Hospitality	1,862	3.6	1,587	3.2
Total commercial mortgage and agricultural property loans	$52,050	100.0%	$49,524	100.0%

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

As of September 30, 2019, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.40 times and a weighted-average loan-to-value ratio of 56%. As of September 30, 2019, 97% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2019, the weighted-average debt service coverage ratio was 2.35 times, and the weighted-average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.2 billion and $0.7 billion of such loans as of September 30, 2019 and December 31, 2018, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of September 30, 2019, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2019
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,792	$814	$94	$28,700
60%-69.99%	15,333	504	0	15,837
70%-79.99%	6,651	638	0	7,289
80% or greater	71	115	38	224
Total commercial mortgage and agricultural property loans	$49,847	$2,071	$132	$52,050

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	September 30, 2019
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2019	$6,360	12.2%
2018	8,657	16.6
2017	7,769	14.9
2016	6,690	12.9
2015	6,528	12.5
2014	5,124	9.9
2013	5,092	9.8
2012 & Prior	5,830	11.2
Total commercial mortgage and agricultural property loans	$52,050	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in millions)
Allowance, beginning of year	$106	$91
Addition to (release of) allowance for credit losses	(5)	15
Charge-offs, net of recoveries	0	0
Change in foreign exchange	0	0
Allowance, end of period	$101	$106
Loan-specific reserve	$0	$11
Portfolio reserve	$101	$95

The allowance for credit losses as of September 30, 2019 decreased compared to December 31, 2018, primarily due to the payoff of a loan included in the loan-specific reserve.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$820	$196	$0	$1,016	$769	$87	$13	$843
Other Common Stocks	2,292	982	63	3,211	2,353	751	118	2,986
Non-redeemable Preferred Stocks	51	4	6	49	24	0	4	20
Total equity securities, at fair value(1)	$3,163	$1,182	$69	$4,276	$3,146	$838	$135	$3,849
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $80 million and $53 million during the three months ended September 30, 2019 and 2018, respectively, and $410 million and $(109) million during the nine months ended September 30, 2019 and 2018, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,623	$2,318
Hedge funds	1,197	836
Real estate-related	766	544
Subtotal equity method	4,586	3,698
Fair value:
Private equity	944	938
Hedge funds	1,235	1,256
Real estate-related	53	44
Subtotal fair value	2,232	2,238
Total LPs/LLCs	6,818	5,936
Real estate held through direct ownership(1)	1,424	1,777
Derivative instruments	52	42
Other(2)	630	652
Total other invested assets	$8,924	$8,407
__________

(1)	As of September 30, 2019 and December 31, 2018, real estate held through direct ownership had mortgage debt of $577 million and $776 million, respectively.

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

	September 30, 2019	December 31, 2018
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$498	$473
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value(1)	1,183	1,155
Equity securities, at fair value	674	605
Commercial mortgage and other loans, at book value(2)	582	797
Other invested assets(1)	3,363	2,803
Short-term investments	18	43
Total investments	$6,319	$5,877
__________

(1)	As of September 30, 2019 and December 31, 2018, balances include investments in collateralized loan obligations with fair value of $414 million and $408 million, respectively.

(2)	Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of Prudential Financial and its subsidiaries, including under reasonably foreseeable stress scenarios. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken across the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts and is intended to ensure that sufficient resources are available to absorb those impacts under comprehensive stresses.

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

During the nine months ended September 30, 2019, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $2.0 billion of shares of our Common Stock and declared aggregate Common Stock dividends of $1,238 million;

•	In the third quarter of 2019, we increased our 2019 share repurchase authorization to $2.5 billion to offset expected dilution from the Common Stock issuance related to the Assurance acquisition;

•
On September 30, 2019, we entered into a ¥100 billion five-year credit facility with a syndicate of lenders, with terms similar to the prior three-year syndicated credit facility expiring on that date. There were no borrowings under the facility as of September 30, 2019;

•
In August 2019, we issued approximately 6.2 million shares of our Common Stock to the holders of Prudential Insurance’s $500 million of exchangeable surplus notes upon their exercise of the exchange option. The Company’s obligations under the surplus notes are now satisfied;

•
We issued $2.5 billion of senior notes to be utilized for general corporate purposes, which may include refinancing portions of our senior notes maturing during 2019 and 2020, and to fund the acquisition of Assurance; and

•	In the second quarter of 2019, PGIM closed on a $300 million limited-recourse credit facility that is secured by certain of PGIM’s fund investments.

In October 2019, we completed the acquisition of Assurance. See Note 16 to the Unaudited Interim Consolidated Financial Statements for additional information about the acquisition, including the acquisition consideration.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2019, the Company had $52.8 billion in capital, all of which was available to support the aggregate capital requirements of its divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2019	December 31, 2018
	(in millions)
Equity(1)	$38,240	$37,711
Junior subordinated debt (including hybrid securities)	7,574	7,568
Other capital debt	7,000	5,793
Total capital	$52,814	$51,072
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2019, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	848%
Gibraltar Life consolidated(2)	894%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

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

Risk Appetite Framework

We manage our capital consistent with our Risk Appetite Framework (“RAF”) to determine the amount of capital the Company needs to hold given its risk profile. The RAF is designed to ensure that all risks taken across the Company align with our capacity and willingness to take those risks. It allows for a cohesive assessment of risk and available resources and supports management’s decision-making. The RAF is supported by our comprehensive stress testing framework to provide a dynamic assessment of stress impacts and the resources available to absorb those impacts under stress scenarios. It incorporates the objectives of what we previously referred to as our Capital Protection Framework.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2018, our Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2019 through December 31, 2019. In September 2019, the Board authorized a $500 million increase to the authorization for calendar year 2019. As a result, the Company’s aggregate share repurchase authorization for calendar year 2019 is $2.5 billion.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2019.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2019	$1.00	$415	5.4	$500
June 30, 2019	$1.00	$411	5.0	$500
September 30, 2019	$1.00	$412	11.4	$1,000

Liquidity

The principles of our liquidity management framework are described in an enterprise-wide policy that is reviewed and approved by the Board. Liquidity management and stress testing are performed on a legal entity basis as the ability to transfer funds between subsidiaries is limited due in part to regulatory restrictions. Liquidity needs are determined through daily and quarterly cash flow forecasting at the holding company and within our operating subsidiaries. We seek to maintain a minimum balance of highly liquid assets to ensure that adequate liquidity is available at Prudential Financial to cover fixed expenses in the event that we experience reduced cash flows from our operating subsidiaries at a time when access to capital markets is also not available.

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

As of September 30, 2019, Prudential Financial had highly liquid assets with a carrying value totaling $6,974 million, an increase of $796 million from December 31, 2018. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the balance of this intercompany liquidity account, Prudential Financial had highly liquid assets of $6,217 million as of September 30, 2019, an increase of $669 million from December 31, 2018.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the period indicated.

Nine Months Ended September 30, 2019
(in millions)
Sources:
Proceeds from the issuance of debt	$2,465
Dividends and/or returns of capital from subsidiaries(1)	2,289
Net receipts under intercompany loan agreements(2)	971
Proceeds from stock-based compensation and exercise of stock options	298
Total sources	6,023
Uses:
Share repurchases(3)	1,940
Common stock dividends(4)	1,237
Repayments on external debt	1,113
Interest paid on external debt	666
Capital contributions to subsidiaries(5)	268
Net income tax payments	60
Other, net	70
Total uses	5,354
Net increase (decrease) in highly liquid assets	$669
__________

(1)
Includes dividends and/or returns of capital of $1,018 million from international insurance subsidiaries, $737 million from PALAC, $406 million from PGIM subsidiaries, $119 million from Prudential Annuities Holding Company, and $9 million from other subsidiaries.

(2)	Includes net receipts of $818 million from international insurance subsidiaries, $258 million from PGIM subsidiaries and payments of $105 million to other subsidiaries.
(3) Excludes $60 million related to trades that settled in October 2019.
(4) Includes cash payments made on dividends declared in prior periods.
(5) Includes capital contributions of $200 million to PICA and $68 million to PGIM subsidiaries.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first nine months of 2019, Prudential Financial received dividends of $737 million from PALAC and $119 million from Prudential Annuities Holding Company.

International insurance subsidiaries. During the first nine months of 2019, Prudential Financial received dividends of $1,018 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. In 2019, our Japan insurance operations entered into reinsurance agreements with Gibraltar Re, our Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. We expect these transactions will allow us to more efficiently manage our capital and risk profile.

Other subsidiaries. During the first nine months of 2019, Prudential Financial received dividends of $406 million from PGIM subsidiaries and $9 million from other subsidiaries.
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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2019
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2018
	(in billions)
Cash and short-term investments	$5.4	$0.7	$0.5	$6.5	$0.5	$13.6	$11.1
Fixed maturity investments(1):
High or highest quality	123.9	38.0	20.0	13.1	5.6	200.6	179.2
Other than high or highest quality	7.4	2.8	1.2	0.5	0.4	12.3	11.3
Subtotal	131.3	40.8	21.2	13.6	6.0	212.9	190.5
Public equity securities, at fair value	0.1	2.0	0.0	0.1	0.0	2.2	1.9
Total	$136.8	$43.5	$21.7	$20.2	$6.5	$228.7	$203.5
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2019
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2018
	(in billions)
Cash and short-term investments	$0.8	$2.3	$1.5	$4.6	$4.1
Fixed maturity investments(3):
High or highest quality(4)	43.8	94.1	22.4	160.3	149.1
Other than high or highest quality	0.7	3.1	2.2	6.0	6.2
Subtotal	44.5	97.2	24.6	166.3	155.3
Public equity securities	1.9	1.7	0.7	4.3	4.0
Total	$47.2	$101.2	$26.8	$175.2	$163.4
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

(4)	As of September 30, 2019, $122.4 billion, or 76%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative-related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of September 30, 2019, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $7.2 billion compared to a net receive position of $2.9 billion as of December 31, 2018. The change in collateral position was driven by a net positive impact from declining interest rates, partially offset by rising equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of September 30, 2019, we have hedged 100%, 97%, 61% and 17% of expected yen-based earnings for 2019, 2020, 2021 and 2022, respectively.

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

	Nine Months Ended September 30,
Cash Settlements: Received (Paid)	2019	2018
	(in millions)
Income Hedges (External)(1)	$51	$(25)
Equity Hedges:
Internal(2)	314	66
External(3)	100	205
Total Equity Hedges	414	271
Total Cash Settlements	$465	$246

	September 30,	December 31,
Assets (Liabilities):	2019	2018
	(in millions)
Income Hedges (External)(4)	$104	$67
Equity Hedges:
Internal(2)	487	436
External(5)	98	78
Total Equity Hedges(6)	585	514
Total Assets (Liabilities)	$689	$581
__________

(1)
Includes non-yen related cash settlements of $30 million, primarily denominated in Australian dollar, Korean won and Brazilian real and $(15) million, primarily denominated in Korean won, Chilean peso and Australian dollar, for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)	Includes non-yen related cash settlements of $12 million, denominated in Korean won for the nine months ended September 30, 2019.

(4)
Includes non-yen related assets of $87 million, primarily denominated in Korean won, Australian dollar and Brazilian real, and assets of $44 million, primarily denominated in Australian dollar and Brazilian real, as of September 30, 2019 and December 31, 2018, respectively.

(5)	Includes non-yen related assets of $36 million, denominated in Korean won, and liabilities of $(2) million, denominated in Korean won, as of September 30, 2019 and December 31, 2018, respectively.

(6)
As of September 30, 2019, approximately $152 million, $324 million, $270 million and $(161) million of the net market values are scheduled to settle in 2019, 2020, 2021 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2019			December 31, 2018
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,570	$2,671	$9,241	$6,982	$2,968	$9,950
Cash collateral for loaned securities	3,486	1,242	4,728	3,063	866	3,929
Securities sold but not yet purchased	0	0	0	9	0	9
Total(1)	$10,056	$3,913	$13,969	$10,054	$3,834	$13,888
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$10,056	$3,913	$13,969	$9,875	$3,834	$13,709
Weighted average maturity, in days(2)(3)	N/A	N/A		10	N/A
__________

(1)
The daily weighted average outstanding balance for the three and nine months ended September 30, 2019 was $10,516 million and $10,555 million, respectively, for PFI excluding the Closed Block division, and $4,205 million and $4,160 million, respectively, for the Closed Block division.

(2)	Prior period amounts have been updated to conform to current period presentation.

(3)	Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of September 30, 2019, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $124.3 billion, of which $14.0 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2019, we believe approximately $17.9 billion of the remaining eligible assets are readily lendable, including approximately $12.8 billion relating to PFI excluding the Closed Block division, of which $4.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $5.1 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2019, total short-term and long-term debt of the Company on a consolidated basis was $20.6 billion, an increase of $0.8 billion from December 31, 2018. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	September 30, 2019			December 31, 2018
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$553	$578	$15	$727	$742
Current portion of long-term debt	652	0	652	1,100	499	1,599
Subtotal	677	553	1,230	1,115	1,226	2,341
General obligation long-term debt:
Senior debt	10,438	173	10,611	8,630	173	8,803
Junior subordinated debt	7,516	58	7,574	7,511	57	7,568
Surplus notes(1)	0	342	342	0	341	341
Subtotal	17,954	573	18,527	16,141	571	16,712
Total general obligations	18,631	1,126	19,757	17,256	1,797	19,053
Limited and non-recourse borrowings(2):
Short-term debt	0	8	8	0	53	53
Current portion of long-term debt	0	252	252	0	57	57
Long-term debt	0	624	624	0	666	666
Total limited and non-recourse borrowings	0	884	884	0	776	776
Total borrowings	$18,631	$2,010	$20,641	$17,256	$2,573	$19,829
__________

(1)	Amounts are net of assets under set-off arrangements of $9,270 million and $9,095 million as of September 30, 2019 and December 31, 2018, respectively.

(2)
Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $577 million and $776 million as of September 30, 2019 and December 31, 2018, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $299 million and $0 as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, and December 31, 2018, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 10 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 16 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Prudential Financial’s borrowings increased $1.375 billion from December 31, 2018, primarily driven by the issuance, net of related costs, of $2.465 billion of senior debt and a $10 million increase in commercial paper outstanding, offset by $1.1 billion in debt maturities. Borrowings of our subsidiaries decreased $563 million from December 31, 2018, primarily driven by $499 million in debt maturities, a $199 million decrease in mortgage debt, and a $174 million decrease in commercial paper, offset by a $299 million draw on a credit facility and a $8 million increase in short-term debt.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of September 30, 2019, we had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $11,570 million was outstanding, as compared to an aggregate issuance capacity of $13,750 million, of which $11,445 million was outstanding, as of December 31, 2018. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2019.

	Surplus Notes		Outstanding as of September 30, 2019
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$1,750
AXXX	2013	2033	3,164		3,500
XXX	2014-2018	2021-2034	2,300	(2)	2,450
XXX	2014-2017	2024,2037	2,200		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	690		1,600
Total Credit-Linked Note Structures			$11,570		$13,700
__________

(1)	Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure.

(2)
The $2.3 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of September 30, 2019, we also had outstanding an aggregate of $2.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of September 30, 2019, for purposes of financing Guideline AXXX reserves, one of our captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing. Certain elements of the implementation of principle-based reserving are yet to be finalized by the NAIC and may have a material impact on statutory reserves. The Company continues to assess the impact of the implementation of principle-based reserving on projected statutory reserve levels, product pricing and the use of financing.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of September 30, 2019, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to risks relating to the acquisition, and post-acquisition operations, of Assurance IQ, Inc. (“Assurance”).

In October 2019, we completed the acquisition of Assurance IQ, Inc. (the “Acquisition”). For a description of Assurance and the Acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business Update” and Note 16 to the Unaudited Interim Consolidated Financial Statements. We are subject to certain risks relating to the Acquisition and the ongoing operations of Assurance, which risks could adversely affect, possibly materially, our business, results of operations, financial position or liquidity or prevent us from realizing the expected benefits from the Acquisition. These risks include the following:

•
We have begun and expect to continue to incur costs in connection with the Acquisition and the related integration of Assurance into our Financial Wellness strategy. The costs and liabilities incurred in connection with the Acquisition and subsequent integration process may exceed those anticipated. We may not realize the growth, earnings, cost savings, efficiencies or synergies that we anticipate.

•
There is the risk that we will be exposed to obligations and liabilities of Assurance that are not adequately covered, in amount, scope or duration, by the indemnification provisions in the merger agreement or representation and warranty insurance policy, or reflected or reserved for in the historical financial statements of Assurance, and there is the risk that such historical financial statements may contain errors.

•
There is the risk that Assurance will lose key personnel or experience higher than expected employee attrition rates that would adversely affect the performance of the business or our ability to integrate it successfully. In addition, there is the risk that product manufacturers, independent agents and guides on the Assurance platform will choose to stop doing business with Assurance.

•
Pursuant to the merger agreement, the Company has agreed to take, or refrain from taking, certain actions with respect to Assurance prior to 2023, and a violation of this agreement may accelerate payment of the full $1.15 billion contingent consideration.

•
We may experience difficulties in integrating Assurance into our Financial Wellness strategy and the process may take longer than expected. The integration will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations.

Assurance is also subject to many of the other risks described in the “Risk Factors” section included in the Annual Report on Form 10-K for the year ended December 31, 2018 to which our existing businesses are subject, including but not limited, to risks associated with economic, market and political conditions, and operational, information security, regulatory and legal matters. In some cases, given Assurance’s business model, those risks could have an increased impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sale of securities by the Company during the three months ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

In August 2019, the Company issued approximately 6.2 million shares of its Common Stock in connection with the exchange of $500 million of exchangeable surplus notes due September 2019. The exchange was effected in accordance with the terms of the notes, which provides that the surplus notes be exchanged at the option of the holder, in whole but not in part, for shares of Prudential Financial’s Common Stock. The exchange rate for the surplus notes was 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act for an issuance not involving a public offering.

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2019, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2019 through July 31, 2019	1,642,397	$101.82	1,636,814
August 1, 2019 through August 31, 2019	2,019,082	$82.74	2,014,236
September 1, 2019 through September 30, 2019	7,669,673	$86.99	7,663,722
Total	11,331,152	$88.38	11,314,772	$500,000,000
__________

(1)
Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.

(2)
In December 2018, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2019 through December 31, 2019. In September 2019, the Board of Directors authorized a $500 million increase to this authorization for calendar year 2019. As a result, the Company’s aggregate share repurchase authorization for calendar year 2019 is $2.5 billion.

ITEM 6. EXHIBITS

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated September 4, 2019, among Prudential Financial, Inc., Rain Merger Sub, LLC, Assurance IQ, Inc. and the other parties listed in the Agreement. Incorporated by reference to Exhibit 2.1 to the Registrant’s September 5, 2019 Current Report on Form 8-K.

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated October 10, 2019, among Prudential Financial, Inc., Rain Merger Sub, LLC, Assurance IQ, Inc. and the other parties listed in the Agreement.

10.1	Prudential Severance Plan, Amended and Restated as of October 10, 2019.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PALAC	Prudential Annuities Life Assurance Corporation	Prudential	Prudential Financial, Inc. and its subsidiaries
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential Financial	Prudential Financial, Inc.
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
PRIAC	Prudential Retirement Insurance and Annuity Company

Defined Terms

Assurance	Assurance IQ, Inc.	Morningstar	Morningstar, Inc.
Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for retired employees, their beneficiaries and covered dependents
Closed Block	Certain in-force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	S&P	Standard & Poor's Rating Services
Moody's	Moody's Investor Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America

Acronyms

ALM	Asset Liability Management	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AOCI	Accumulated Other Comprehensive Income (Loss)	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	NAIC	National Association of Insurance Commissioners
AUD	Australian Dollar	NAV	Net Asset Value
bps	Basis Points	NJDOBI	New Jersey Department of Banking and Insurance
DAC	Deferred Policy Acquisition Costs	NPR	Non-Performance Risk
DOL	U.S. Department of Labor	OCI	Other Comprehensive Income (Loss)
DSI	Deferred Sales Inducements	OTC	Over-The-Counter
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTTI	Other-Than-Temporary Impairments
FASB	Financial Accounting Standards Board	RAF	Risk Appetite Framework
FSA	Financial Services Agency (an agency of the Japanese government)	RBC	Risk-Based Capital
GICs	Guaranteed Investment Contracts	SEC	Securities and Exchange Commission
GMAB	Guaranteed Minimum Accumulation Benefits	SVO	Securities Valuation Office
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	USD	U.S. Dollar
GMWB	Guaranteed Minimum Withdrawal Benefits	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired
LIBOR	London Inter-Bank Offered Rate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 5, 2019