Form 10-K
period 2019-12-31
PRUDENTIAL FINANCIAL INC
filed 2020-02-14
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2019, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $40.70 billion and 403 million shares of the Common Stock were outstanding. As of January 31, 2020, 397 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2019.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; (14) the costs, effects, timing, or success of our plans to accelerate our strategy; and (15) costs associated with the acquisition of Assurance IQ, Inc. and its integration into our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “PICA” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc., a financial wellness leader and premier global investment manager with approximately $1.551 trillion of assets under management as of December 31, 2019, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related products and services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey, and Prudential Financial’s Common Stock is publicly traded on the New York Stock Exchange under the ticker symbol “PRU”.

On December 18, 2001, PICA converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became a wholly-owned subsidiary of Prudential Financial. The demutualization was carried out under PICA’s Plan of Reorganization, which required us to establish and operate a regulatory mechanism known as the “Closed Block.” The Closed Block includes certain in-force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as certain related assets and liabilities.

Our principal operations are comprised of PGIM (our global investment management business), our U.S. Businesses (consisting of our U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), our International Businesses, the Closed Block division and our Corporate and Other operations. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance businesses, the U.S. Individual Solutions division consists of our Individual Annuities and Individual Life businesses, and the Assurance IQ division consists of our Assurance IQ business. In October 2019, we completed the acquisition of Assurance IQ, Inc. (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs (see Note 1 to the Consolidated Financial Statements for additional information). The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment.

Our strategy centers on our mix of high-quality protection, retirement and investment management businesses which creates growth potential due to earnings diversification and the opportunity to provide customers with integrated cross-business solutions, as well as capital benefits from a balanced risk profile. We are well-positioned to meet the needs of customers and tap into significant market opportunities through PGIM, our U.S. Businesses and our International Businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

PGIM

Provides asset management services related to public and private fixed income, public equity and real estate, commercial mortgage origination and servicing, and mutual funds and other retail services to institutional, private and sub-advisory clients (including mutual funds), insurance company separate accounts, government-sponsored entities (e.g., Fannie Mae, the Federal Housing Administration and Freddie Mac) and our general account.

Products

Our products and services are offered through the following eight businesses:

•
PGIM Fixed Income - provides global active asset management services across all public fixed income markets.
•
Jennison Associates - provides active fundamental public equity and fixed income asset management services across an array of high-quality fixed income and growth, value, blend, global and specialty equity strategies.
•
QMA - provides systematic quantitative equity and global multi-asset strategies as well as customized client solutions.
•
PGIM Private Capital - provides private corporate financing across the risk spectrum including investment grade, high yield and mezzanine, and offers a variety of products to its investors.
•
PGIM Real Estate Finance - provides commercial mortgage origination and asset management services.
•
PGIM Real Estate - provides a broad range of public and private real estate equity investment services utilizing deep knowledge of local and regional markets.
•
PGIM Investments - develops, distributes and services investment management products primarily utilizing PGIM’s proprietary asset management expertise in the U.S. and European retail markets and offering a suite of retail investment products covering a wide array of investment styles and objectives.
•
PGIM Global Partners - operates an asset management business in Taiwan and India, and has interests in asset management operating joint ventures in China and Italy. Each of these businesses offers mutual funds and serves individual and institutional investors and clients.

We hold seed and co-investments in sponsored investment products that invest in a variety of asset classes, including private equity, hedge funds and real estate assets. Investments are generally made for co-investment purposes, to establish a track record or for regulatory purposes.

Marketing and Distribution

We primarily distribute products through the following channels:

•
Institutional
◦
Proprietary sales force of each PGIM business with independent marketing and client service teams.
◦
PGIM’s Institutional Relationship Group, which develops relationships with, and introduces PGIM’s broad capabilities to, large institutions globally.
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

PGIM(Continued)

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
•
Macro market movements (e.g., interest rates and equity market performance).
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

U.S. Businesses—U.S. Workplace Solutions Division
Retirement
Develops and distributes retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors.

Products
We offer a variety of products and services through the following two businesses:
Full Service
•
A broad range of products and services to assist in the design, delivery and administration of defined contribution, defined benefit and non-qualified retirement plans, and retail Individual Retirement Accounts (“IRA”).
•
Recordkeeping and administrative services, actuarial consulting services, tailored participant education and communication services, comprehensive investment offerings and consulting services to assist retirement plan sponsors in managing fiduciary obligations.
•
General Account and Separate Account Stable Value products - generally contain an obligation to credit interest at a specified rate for a specified period of time and to repay account balances over time, or market value upon contract termination. These products are either fully or partially participating with annual or semi-annual rate resets subject to certain contractual minimums, giving effect to previous investment experience and other factors depending on the products.
•
Other investment products - include fee-based products through which customer funds are held in separate accounts, retail mutual funds, institutional funds or bank collective trusts advised by affiliated and non-affiliated investment managers, as well as synthetic guaranteed investment contracts, and guaranteed minimum withdrawal benefit products.

Institutional Investment Products
•
Payout Annuities: products that provide a predictable source of monthly income, generally for the life of the annuitant.
◦
Pension risk transfer - non-participating group annuity insurance contracts issued to pension plan sponsors under which we assume all investment and actuarial risk associated with a group of specified participants within a plan in return for a premium typically paid as a lump-sum at inception.
◦
Pension risk transfer - longevity reinsurance contracts with counterparties from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties. Premiums for these products are typically paid over the duration of the contract as opposed to a lump-sum at inception.
              (continued)

Products (continued)
•
Stable Value: products where our obligations are backed by our general account, and we bear some or all of the investment and asset-liability management risk, depending on the product.
◦
Investment-only products - for use in institutional capital markets and qualified plans primarily including fee-based wraps through which customers’ funds are held in a client-owned trust and investment results pass through to the customer. We earn fee revenue for providing a minimum interest rate guarantee backed by the general account.
◦
Guaranteed Investment Contracts and Funding Agreements - contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination.
•
Other products: include structured settlements and other group annuities.

Marketing and Distribution
We primarily distribute products through the following channels for the two businesses:
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

Retirement (Continued)

Revenues and Profitability

Our revenues primarily come in the form of:
•
Premiums associated with insurance and reinsurance contracts and our payout annuities.
•
Policy charges and fee income associated with recordkeeping and other administrative services, and investment products (including fee-based stable value) that we offer. Policy charges and fee income are primarily based on account values and/or number of participants.
•
Investment income (which contributes to the net spread over interest credited on certain stable value products and related expenses).

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on pricing models that consider the investment environment and our risk, fees, expenses, profitability targets, and assumptions for mortality and potential for early retirement. These assumptions may be less predictable in certain markets. Deviations in actual experience from pricing could affect the profitability of these products.

Competition
We compete with other large, well-established insurance companies, asset managers, recordkeepers and diversified financial institutions.
Full Service - we compete primarily based on:
•
Pricing
•
Breadth of our service and investment offerings
•
Expertise of our employees
•
Investment performance
•
Technology
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

Institutional Investment Products - we compete primarily based on:
•
Pricing
•
Structuring capabilities
•
Our ability to offer innovative product solutions and successfully execute large-scale transactions
We are a leader in providing innovative pension risk management solutions to plan sponsors and in the stable value market. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise.

U.S. Businesses—U.S. Workplace Solutions Division
Group Insurance

Develops and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans. Also sells accidental death and dismemberment and other ancillary coverages, and provides plan administrative services in connection with its insurance coverages.

Products

We offer a variety of products and services through the following two businesses:

Group Life Insurance

•
Employer-paid and employee-paid coverages for term life insurance, group universal life, group variable universal life, basic and optional accidental death and dismemberment insurance.

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

Group Insurance (Continued)

Revenues and Profitability

Our revenues primarily come in the form of:

•
Premiums and policy charges for our group life and group disability products.

•
Investment income (which contributes to the net spread over interest credited on our products and related expenses).

Our profitability is substantially impacted by our ability to appropriately price our products, many of which include multiple year premium rate guarantees. We price our products based on:

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

U.S. Businesses—U.S. Individual Solutions Division
Individual Annuities

Develops and distributes individual variable and fixed annuity products, primarily to U.S. mass affluent (households with investable assets or annual income in excess of $100,000) and affluent (households with investable assets in excess of $250,000) customers with a focus on innovative product design and risk management strategies.

Products
We offer a variety of products to serve different retirement needs and goals.
Variable Annuities
•
The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit.
•
Prudential Defined Income® (“PDI”) Variable Annuity provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to total purchase payments made to the contracts, subject to annual roll-up increases until lifetime withdrawals commence, but does not have a highest daily benefit feature as discussed above.
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
•
MyRockSM Advisors, a fee-based variable annuity launched in August 2019, offers an elective Defined Income Benefit (“DIB”) rider which provides for specified lifetime income withdrawal rates applied to the purchase payments made to the contracts, subject to annual roll-up increases until lifetime withdrawals commence. In addition, the product offers both a basic death benefit, or a Return of Purchase Payment Death Benefit (“ROP”). Both the DIB and the ROP are available for an additional fee.

Fixed Annuities
•
PruSecure®(launched in January 2018), and SurePathSM and SurePathSM Income (launched in July 2019), single premium fixed index annuities, offer flexibility to allocate account balances between an index-based strategy and a fixed rate strategy. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years for PruSecure® and 1 or 3 years for SurePathSM and SurePathSM Income), subject to certain contractual minimums and maximums. The fixed rate strategy, not associated with an index, offers a guaranteed growth at a set interest rate for one year and can be renewed annually. (continued)

Products (continued)
Fixed Annuities (continued)
Additionally, SurePathSM Income offers a benefit which provides for guaranteed lifetime withdrawal payments.
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
•
Independent financial planners
•
Financial professionals, including those associated with Prudential Advisors, Prudential’s proprietary nationwide sales organization
•
Independent Marketing Organizations (“IMO”) (specifically for SurePathSM and SurePathSM Income)
•
LINK by Prudential, a direct-to-consumer advisory platform, that connects to customers, with the help of insurance professionals, through various channels (online, phone, video chat, or in person)

Individual Annuities (Continued)

Revenues and Profitability
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

U.S. Businesses—U.S. Individual Solutions Division
Individual Life

Develops and distributes variable life, universal life and term life insurance products primarily to U.S. mass middle (households with investable assets in excess of $25,000 or annual income in excess of $50,000), mass affluent (households with investable assets or annual income in excess of $100,000) and affluent (households with investable assets in excess of $250,000) customers with a focus on providing life insurance solutions to protect individuals, families and businesses and to support estate and wealth transfer planning.

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

•
Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the S&P 500® index performance over a 1-year period subject to certain participation rates and contractual minimums/maximums.

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

Marketing and Distribution

Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:

•
Third-party distribution

◦
Independent brokers
◦
Banks and wirehouses
◦
General agencies and producer groups

•
Prudential Advisors

◦
Prudential’s proprietary nationwide sales organization that distributes Prudential life insurance, annuities and investment products with proprietary and non-proprietary investment options as well as select insurance, annuities and investment products from other carriers.

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

•
LINK by Prudential, a direct-to-consumer advisory platform, that connects to customers, with the help of insurance professionals, through various channels (online, phone, video chat, or in person).

Individual Life (Continued)

Revenues and Profitability

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

Competition

We compete with other large, well-established life insurance companies in a mature market. We compete primarily based on price, service, including the speed and ease of underwriting, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. We periodically adjust product prices and features based on the market and our strategy, with a goal of managing our Individual Life business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type.

U.S. Businesses—Assurance IQ Division
Assurance IQ

Assurance IQ leverages data science and technology to distribute third-party life, health, Medicare and property and casualty products directly to retail shoppers primarily through its digital and independent agent channels. Additionally, Assurance IQ may help customers fulfill financial wellness needs by matching them with other product providers or intermediaries.

Products

Assurance IQ primarily distributes the following products:

•
Life - third-party life insurance products including term life, final expense, and whole life protection. Some carriers’ products allow for accelerated underwriting to enable faster policy placement.

•
Health Under 65 - third-party primary and supplemental health insurance that cover an individual’s medical and prescription expenses, including product coverage provided under the Affordable Care Act.

•
Medicare - third-party Medicare Supplement and Medicare Advantage for qualifying Medicare beneficiaries.

•
Property and Casualty - third-party auto and home insurance coverage that indemnifies customers for loss caused by accidents, theft, natural disasters and other events where property damage or financial loss may occur.

Marketing and Distribution

The Assurance IQ business model relies primarily on digital marketing and data science to reach prospective customers (“shoppers”) to, in turn, drive traffic to its distribution platform. Digital marketing includes traffic from various sources such as search, email, and social media. To a lesser extent, we also use traditional forms of marketing such as print and TV.

We primarily distribute products through the following four channels:

•
On Demand Agents - Commission-based, independent agents are located across the United States. They work remotely, and collectively are licensed to sell various products in all 50 states.

•
Third-Party Agent Call Centers - Assurance IQ may contract with licensed agent call centers as a means of serving shoppers, especially during periods of peak shopper demand (e.g., Medicare annual election period in the fourth quarter).

•
Digital - Shoppers can price and purchase many of Assurance IQ’s offerings completely online, without the involvement of an agent.

•
Third-Party Case Referrals - Assurance IQ transfers shoppers in the form of calls, clicks and leads to selected marketing partners, including when it does not have a distribution agreement that would allow it to meet a shopper’s specific need.

Assurance IQ (Continued)

Revenue

Our revenues primarily come in the form of:

•
Commissions received from product manufacturers.

•
Case referral revenues earned from marketing partners related to the transfer of calls, clicks or leads.

Competition

We compete with large and small life, health and property and casualty retail distributors, third-party brokers, as well as other FinTech and Insurtech companies. We compete based on several factors, including marketing reach and effectiveness, ability to effectively match shoppers to the right products and solutions using data science, our capacity to meet shoppers’ demands, and the quality of our technology platform, which optimizes the customer experience and enables independent agents to efficiently service shoppers.

International Businesses

Develops and distributes life insurance, retirement products and certain accident and health products with fixed benefits to the mass affluent and affluent customers through our Life Planner operations in Japan, Korea, Taiwan, Brazil, Argentina and Mexico. Also provides similar products to the broad middle income and mass affluent customers across Japan, our joint ventures in Chile, Malaysia, India and Indonesia, and our strategic investment in Ghana through multiple distribution channels including banks, independent agencies and Life Consultants associated with our Gibraltar Life and Other operations.

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

Annuity Products - primarily represented by U.S. dollar- and Australian dollar-denominated fixed annuities sold by our Gibraltar Life operations in Japan, and Korean won- and U.S. dollar-denominated variable annuities sold by our Life Planner operation in Korea. Sales and surrenders of non-yen products in Japan can be sensitive to foreign currency relationships which are impacted by, among other things, the comparative interest rates in the respective countries. Most of our fixed annuity products impose a market value adjustment if the contract is not held to maturity.

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

Third-party channels:

•
Bank Distribution Channel - sells primarily life insurance products intended to provide savings features, premature death protection and estate planning benefits as well as fixed annuity products primarily denominated in U.S. dollars and Australian dollars. We view the bank distribution channel as an adjunct to our core Life Planner and Life Consultant distribution channels. A significant portion of our sales in Japan through our bank distribution channel are derived through a single Japanese mega-bank; however, we have relationships with each of Japan’s four largest banks as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

•
Independent Agency Distribution Channel - sells protection products and high cash value products for retirement benefits through the corporate market and also sells a variety of other products including protection and fixed annuity products through the individual market. Our focus is to maintain a diverse mix of independent agency relationships including corporate agencies and other independent agencies with a balanced focus on individual and corporate markets.

International Businesses (Continued)

Revenues and Profitability
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

•
Achieving a targeted rate of return for each country operation, taking into account the country-specific costs of capital, risks, and competitive environment. The profitability of our products is impacted by differences between actual mortality, morbidity, expense, and investment experience and the related assumptions used in pricing these policies. As a result, the profitability of our products can fluctuate from period to period. Changes in local tax laws may also affect profitability.

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

Corporate and Other

Includes corporate items and initiatives that are not allocated to our business segments and businesses that have been or will be divested or placed in run-off, except for the Closed Block. Results of the Closed Block, along with certain related assets and liabilities, are reported separately from the Divested and Run-off Businesses included in Corporate and Other.

Corporate Operations - consist primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, and tax credit and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) our ownership interest in a life insurance joint venture in China; (8) certain retained obligations relating to pre-demutualization policyholders; (9) our Risk Appetite Framework; (10) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (11) intercompany arrangements with our PGIM segment to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (12) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

Divested and Run-off Businesses - reflect the results of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We exclude these results from our adjusted operating income. Divested and Run-off Businesses include:

•
Long-Term Care - in 2012, we discontinued sales of our individual and group long-term care insurance products. We establish reserves for these products in accordance with U.S. GAAP. We use best estimate assumptions as of the most recent loss recognition date when establishing reserves for future policyholder benefits and expenses, including assumptions for morbidity, mortality, mortality improvement, persistency, expenses and investment returns. Our assumptions also include our estimate of the timing and amount of anticipated future premium rate increases and policyholder benefit reductions which will require approval by state regulatory authorities.

•
Other - recent transactions include: (1) in 2019, we sold our Pramerica of Italy subsidiary; (2) in 2018, we sold our Pramerica of Poland subsidiary; and (3) in 2018, we exited our PGIM Brazil operations including the sale of our minority interest in a Brazilian asset management joint venture.

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

The results of the Closed Block, along with certain related assets and liabilities, are treated as a divested business under our definition of adjusted operating income and reported separately from the other Divested and Run-off Businesses that are included in our Corporate and Other.

As discussed in Note 15 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any experience in excess of amounts assumed may be available for distribution over time to Closed Block policyholders as part of policyholder dividends unless offset by future Closed Block experience that is less favorable than expected. This excess experience will not be available to shareholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from PICA’s assets outside of the Closed Block. A policyholder dividend obligation liability is established for any excess experience. Each year, the Board of Directors of PICA determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains and losses, mortality experience and other factors. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block division.

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

Seasonality of Key Financial Items

The following chart summarizes our key areas of seasonality in our results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

PGIM	Higher compensation expense(1)			Other related revenues tend to be higher(2)
Retirement	Reserve gains higher(3)	Reserve gains higher(3)	Reserve gains lower(3)	Reserve gains lower(3)
Group Insurance	Lowest underwriting gains
Individual Annuities
Individual Life	Lowest underwriting gains		Highest underwriting gains
Assurance IQ	Lowest revenue			Higher revenue driven by annual Medicare enrollment
International Businesses	Highest premiums	Lowest premiums
Corporate & Other	Higher compensation expense(1)
All Businesses		Impact of annual assumption update(4)		Higher expenses(5)
__________

(1)	Long-term compensation expense for retirement eligible employees is recognized when awards are granted, typically in the first quarter of each year.

(2)	Other related revenues include incentive fees, transaction fees, strategic investing results and commercial mortgage revenues.

(3)	Reserve gains are typically higher/lower than the quarterly average. Exclude the impact of annual reviews and update of assumptions and other refinements and market experience updates.

(4)	Impact of annual reviews and update of assumptions and other refinements. Excludes PGIM and Assurance IQ.

(5)	Expenses are typically higher than the quarterly average in the fourth quarter.

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. As an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers and monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure. We enter into reinsurance agreements as the assuming entity as part of our normal product offerings (e.g., certain pension risk transfer products in the Retirement segment) or in order to facilitate an acquisition of a block of business.

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
Ceded reinsurance with both third-party reinsurers and affiliates. The third-party reinsurance includes the following products:
•
A portion of HDI v.3.0 variable annuity business issued between April 1, 2015 to December 31, 2016; and
•
Certain fixed indexed annuity business (specifically for PruSecure® and SurePathSM) issued effective October 15, 2019. Under U.S. GAAP, this agreement is accounted for under deposit accounting.

Assumed reinsurance in conjunction with our 2006 acquisition of The Allstate Corporation (“Allstate”) variable annuity business as well as internal ceded and assumed reinsurance as part of our risk and capital management activities.

Individual Life	Ceded/Assumed
Ceded reinsurance with both third-party reinsurers and affiliates covering a variety of products to mitigate mortality risk and for capital management purposes. On policies sold since 2000, we have reinsured a significant portion of our mortality risk externally, with that portion varying over time depending on market factors and strategic objectives.
Assumed reinsurance in conjunction with our 2013 acquisition of The Hartford’s individual life insurance business.

International Businesses	Ceded	Ceded reinsurance with both third-party reinsurers and affiliates to mitigate mortality and morbidity risk for certain products and for capital management purposes.
Closed Block	Ceded
PICA cedes substantially all of the outstanding liabilities of the Closed Block into a statutory guaranteed separate account of a wholly-owned subsidiary, Prudential Legacy Insurance Company of New Jersey (“PLIC”), primarily on a coinsurance basis. The reinsurance transaction provides a long-term and comprehensive capital framework for the Closed Block.

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

Since 2004, we have had an agreement with Prudential plc of the United Kingdom (“U.K.”), with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” Since 2019, the agreement has also included M&G plc of the U.K., the parent of The Prudential Assurance Company Limited, following its demerger from Prudential plc. The agreement restricts use of the “Prudential” and “Pru” name and mark in a number of countries outside the Americas, including Europe and most parts of Asia. Where these limitations apply, we combine our “Rock” symbol with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

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

In our international businesses, regulations may apply heightened requirements to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability. In some instances, regulators of a particular country may impose different, or more rigorous laws and requirements than in the U.S. or other countries to protect customers or their financial system from perceived systemic risk, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy. In addition, certain of our international operations face political, legal, operational and other risks that we do not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with independent contractor or franchisee status, workers’ associations and trade unions, nationalization or expropriation of assets, price controls and currency exchange controls or other restrictions that limit our ability to transfer funds from these operations out of the countries in which they operate or to convert local currencies we hold into U.S. dollars or other currencies. Some jurisdictions in which we operate joint ventures restrict our maximum percentage of ownership, which exposes us to additional operational, compliance, legal and joint venture partner risks and limits our array of potential remedies in the event of a breach by a partner.

The primary regulatory frameworks applicable to the Company are described further below under the following section headings:

•	Dodd-Frank Wall Street Reform and Consumer Protection Act

◦	Rescission of Designation

◦	Initiatives Regarding Dodd-Frank and Financial Regulation

•	ERISA

•	Fiduciary Rules and other Standards of Care

•	U.S. State Insurance Holding Company Regulation

•	U.S. Insurance Operations

◦	State Insurance Regulation

◦	U.S. Federal and State Securities Regulation Affecting Insurance Operations

◦	U.S. Federal and State Health Insurance Plan Regulation

•	International Insurance Regulation

•	U.S. Investment and Retirement Products and Investment Management Operations

•	U.S. Securities and Commodity Operations

•	International Investment and Retirement Products and Investment Management Operations

•	Derivatives Regulation

•	Privacy and Cybersecurity Regulation

•	Anti-Money Laundering and Anti-Bribery Laws

•	Environmental Laws and Regulations

•	Unclaimed Property Laws

•	Taxation

◦	U.S. Taxation

◦	International Taxation

•	International and Global Regulatory Initiatives

Several of our domestic and foreign regulators participate in an annual supervisory college facilitated by the New Jersey Department of Banking and Insurance (“NJDOBI”). The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of the Company’s risk profile. The most recent supervisory college was held in October 2019.

Existing and future accounting rules may also impact our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 to the Consolidated Financial Statements.

 Dodd-Frank Wall Street Reform and Consumer Protection Act

Rescission of Designation

In October 2018 the Financial Stability Oversight Council (the “Council”) rescinded the Company’s designation as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a result of the Council’s rescission of the Company’s Designated Financial Company status, the Company is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank. Accordingly, the Company will no longer incur FRB supervisory fees or certain consulting and other costs associated with FRB supervision.

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

Initiatives Regarding Dodd-Frank and Financial Regulation

In November 2017, the U.S. Department of the Treasury released a report titled “Financial Stability Oversight Council Designations,” with recommendations on the Council’s standards and processes for the designation and continued designation of Designated Financial Companies. In addition, in October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019 FSOC adopted interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach FSOC intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes FSOC intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

We cannot predict whether the Treasury reports, interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.

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

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our annuities and retirement businesses and resulted in increased compliance costs. We cannot predict whether the DOL will issue any new fiduciary rules or what impact they would have on the Company.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impacts of the new standards and have begun to implement them. We believe that the new standards will apply to recommendations to purchase certain products offered by our PGIM, Retirement, Individual Annuities and Individual Life businesses, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system, which we include in the results of our Individual Life segment.

U.S. State Standard of Care Regulation

In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation states the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards. For example, in July 2018, the New York State Department of Financial Services (“NY DFS”) issued an amendment to its suitability regulations which imposes a best-interest standard on the sale of annuity and life insurance products in New York. The amendments became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020, and the Company has taken steps we believe are necessary to comply with the rules. In addition, in October 2018 the New Jersey Bureau of Securities issued a proposal that would impose a fiduciary standard on all New Jersey investment professionals.

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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC has formed a working group to develop a U.S. group capital calculation using a risk-based capital (“RBC”) aggregation methodology. In constructing the calculation, the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”). The working group field tested a proposed calculation in 2019, and may seek to adopt a final version in 2020.

•Macroprudential Framework. The NAIC has established a new initiative to develop a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC is currently developing a liquidity stress testing framework.

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

U.S. Insurance Operations

State insurance laws regulate all aspects of our U.S. insurance businesses. State insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions monitor our insurance operations. PICA is domiciled in New Jersey and its principal insurance regulatory authority is the NJDOBI. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

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

Financial Regulation

Dividend Payment Limitations. New Jersey insurance law and the insurance laws of the other states in which our insurance companies are domiciled regulate the amount of dividends that may be paid by PICA and our other U.S. insurance companies. See Note 16 to the Consolidated Financial Statements for additional information.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. The NAIC’s Investment Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets including expanding, for RBC purposes, the current NAIC designations from six to twenty.

•Longevity/Mortality Risk. The NAIC’s Longevity Risk Subgroup of the Life Insurance and Annuities Committee and Financial Condition Committee is developing recommendations to recognize longevity risk in statutory reserves and/or risk-based capital related to annuities. The Company assumes this longevity risk primarily in its Retirement and Individual Annuities businesses. The NAIC is also developing updates to the existing mortality risk factors in RBC. In 2019 the American Academy of Actuaries issued a report at the request of the NAIC recommending implementation of a new longevity risk factor concurrently with a correlation adjustment for mortality risk.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for year-end 2018 RBC formulas and is continuing to consider whether to add an explicit growth risk charge to the RBC formula. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges.

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

The reserving framework for certain of our products and the regulatory capital requirements applicable to our business have undergone reexamination and revision in recent years, including in the following areas:

•Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the former formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principle-based reserving approach had a three-year phase-in period. Principle-based reserving will not affect reserves for policies in force prior to January 1, 2017.

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

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (VM-21), Actuarial Guideline 43 (“AG 43”), and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) aligning economically-focused hedge assets with liability valuations; (ii) reforming standard scenarios for AG 43 and C3 Phase II; and (iii) standardizing capital market assumptions and aligning total asset requirements and reserves. The Company does not expect material impacts to target capital levels from the revised framework. The NAIC is considering further changes to the Valuation Manual for future years.

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

•Reinsurance. In 2019, the NAIC’s Statutory Accounting Principles Working Group revised the statutory accounting rules regarding reinsurance credit with respect to the risk transfer requirements for yearly renewable term reinsurance agreements. The Company does not expect the revisions to have a material impact on reinsurance credit for yearly renewable term reinsurance in the group life insurance business.

The NAIC’s Life Actuarial Task Force is also evaluating changes to its Valuation Manual in respect of yearly renewable term reinsurance. Certain changes currently under consideration could adversely impact statutory reserve credit. The NAIC has adopted interim changes effective in 2020 that are expected to adversely impact statutory reserve credit for yearly renewable term reinsurance related to our individual life insurance products being reserved using a principle-based approach though the final Valuation Manual revisions are still being developed.

During 2019 the NAIC approved revisions to the Credit for Reinsurance Model Law and Credit for Reinsurance Model Regulation to make the models consistent with the provisions of the U.S.’s bilateral covered agreements with the European Union (“E.U.”) and United Kingdom (“U.K.”) with respect to reinsurance collateral requirements. The revisions eliminate reinsurance collateral requirements applicable to E.U. and U.S. reinsurers meeting certain minimum requirements. The revisions also eliminate the requirements to maintain a local presence to do business in the E.U. or U.K. or post collateral in any E.U. jurisdiction or the U.K. The amended model law will become applicable to the Company as it is adopted by each domiciliary state. Each E.U. jurisdiction and the U.K. must also enact the provisions of the covered agreements into local law/regulation.

•Surplus Notes. The NAIC’s Statutory Accounting Principles Working Group is evaluating changes to the accounting rules regarding surplus notes with linked assets. This change could result in the classification of the surplus notes as debt instead of surplus and require linked assets to be treated as non-admitted assets. These changes would materially adversely impact the statutory financial position of the Company’s captive reinsurance subsidiaries that use credit-linked note structures to finance Regulation XXX and Guideline AXXX reserves. During 2019 the working group approved a data call to obtain surplus note financing information from insurers.

Captive Reinsurance Companies.

We use captive reinsurance subsidiaries to finance the portion of the statutory reserves for term and universal life policies that we consider to be non-economic for policies written prior to the implementation of principle-based reserving. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Financing Activities—Term and Universal Life Reserve Financing” for a discussion of our life product reserves and reserve financing.

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

Long-Term Care Rate Regulation

During 2019 the NAIC established a new Long-Term Care Insurance Task Force under the Executive Committee. It is charged with (1) developing a consistent national approach for reviewing long-term care insurance rates that result in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, and (2) ensuring consumers are provided with meaningful options to modify their contract benefits in situations where the premiums are no longer affordable due to rate increases. The task force has in turn identified several workstreams regarding these and other related issues, including guaranty funds and reserving. We cannot predict whether this initiative will ultimately result in changes to the regulations applicable to our long-term care business, or how those changes will impact the Company.

Data and Underwriting

During 2019 the NAIC Big Data Working Group began reviewing accelerated or non-traditional underwriting models and predictive elements in the context of life insurance. In 2019 the NAIC also formed the Accelerated Underwriting Working Group, which is charged with studying key issues and, if appropriate, drafting guidance for states. It will review insurers’ use of external data and data analytics in accelerated underwriting.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Many states offer a reimbursement of such assessments in the form of credits against future years’ premium taxes. For the years ended December 31, 2019, 2018 and 2017, we paid $2 million, $2.3 million and $12.6 million, respectively, in assessments pursuant to state insurance guaranty association laws. The 2017 assessments reflected the Penn Treaty Network America Insurance Company insolvency, which liquidated on March 1, 2017. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves totaling approximately $31 million as of December 31, 2019, for future assessments relating to insurance companies that are currently subject to insolvency proceedings including Penn Treaty Network America Insurance Company, Executive Life of California and Lincoln Memorial Life Insurance Company.

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

U.S. Federal and State Health Insurance Plan Regulation

The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education Reconciliation Act (together, the “Affordable Care Act”), as well as state insurance laws, include numerous provisions governing the marketing and sale of health insurance plans. Congress from time to time considers health care reform that could decrease or increase the attractiveness of health insurance products sold by Assurance IQ, or have an unfavorable or favorable effect on our ability to earn revenues from sales of these products.

International Insurance Regulation

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and the Japanese FSA, the financial services regulator in Japan. In addition to Japan, we operate insurance companies in Argentina, Bermuda, Brazil, Korea, Mexico and Taiwan, and have insurance operations in China, India, Indonesia and Malaysia through joint ventures, and in Ghana through a strategic investment. The insurance regulatory bodies for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of insurance sales staff; (3) insurance product approvals; (4) sales practices; (5) claims payment practices; (6) permissible investments; (7) solvency and capital adequacy; and (8) insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses. Finally, insurance regulatory authorities in the various jurisdictions in which our insurance companies are domiciled, including Japan, must approve any change of control of Prudential Financial or the insurance companies organized under their laws.

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

 Japan Capital and Solvency Regulation. Our Japan insurance operations are subject to a capital standard known as the Solvency Margin Ratio framework (“SMR”). This standard prescribes the manner in which an insurance company’s capital is calculated and is meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. In 2016, 2018 and 2019, the FSA conducted a field test of a potential market based alternative to the SMR framework that closely aligned with components of the IAIS’ Risk-based Global Insurance Capital Standard (“ICS”), which is described below under “—Other International and Global Regulatory Initiatives.” The FSA will continue to explore potential alternatives or revisions to the existing SMR framework. We cannot predict whether changes to the SMR will be adopted, or if they will result in additional capital requirements and compliance costs.

Korea Accounting Standards, Capital and Solvency Regulation. In 2017, the International Accounting Standards Board (“IASB”) released a new International Financial Reporting Standard (“IFRS”) for accounting for insurance contracts, which will apply to our operations in Korea and certain other jurisdictions. The new IFRS was initially scheduled to go into effect in 2021; however, in 2018 the IASB deferred the effective date to 2022. Korea’s Financial Supervisory Service (“FSS”) and Financial Services Commission (“FSC”) announced plans to enhance the liability adequacy test (“LAT”) in June 2017 as part of its adoption effort. The enhancements require life insurers to set aside additional policy reserves in phases to support the transition to IFRS, which is expected to lead to an increase in the level of reserves insurers must hold. In October 2019, the FSC decided to further defer the implementation of enhanced LAT requirements. However, the FSC is requiring insurers to set aside reserves equal to the deferred LAT reserve requirements which will prevent insurers from paying out these reserves as a dividend. In Japan, changes in IFRS do not currently impact our operations as they are not required to report under IFRS.

Our Korea insurance operation is subject to RBC requirements that are based in part on financial statements prepared in accordance with current accounting requirements. In 2017, 2018 and 2019, the FSS conducted a field test of a potential market based alternative to the RBC framework that closely aligned with components of the IAIS’ ICS. The FSS will continue to explore potential alternatives or revisions to the existing RBC framework with the intention of implementing changes in parallel with its implementation of the new IFRS standards for accounting for insurance contracts. We cannot predict whether changes to the RBC framework will ultimately be adopted, or if they will result in additional capital requirements and compliance costs.

Dividend Payment Limitations

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that they can pay to shareholders. See Note 16 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Insurance Guaranty Fund Assessments

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance guaranty law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2019, 2018 and 2017, we paid approximately $23 million, $22 million and $21 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

U.S. Investment and Retirement Products and Investment Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including ERISA, and other laws and regulations. The SEC, FINRA, the Commodity Futures Trading Commission (“CFTC”), National Futures Association (“NFA”), state securities commissions, state banking and insurance departments and the DOL are the principal U.S. regulators that regulate our investment management operations. In some cases our domestic U.S. investment operations are also subject to non-U.S. securities laws and regulations.

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

In December 2019, Congress enacted the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is expected to help promote retirement plan coverage by expanding access to and use of Multiple Employer Plans; facilitate access to lifetime income disclosures for plan participants to better understand how their retirement savings translate into monthly lifetime income in retirement; improve upon the current annuity selection safe harbor; and provide lifetime income portability. The SECURE Act made significant changes to provisions of existing law governing retirement plans and IRAs. These changes, which involve both ERISA and the Internal Revenue Code, include:

•	increasing the required minimum distribution age from 70 ½ to 72;

•	allowing contributions to traditional IRAs after attaining age 70 ½;

•	allowing up to $5,000 of withdrawals from a defined contribution plan or IRA for the birth or adoption of a child;

•	allowing completely unrelated small employers to participate in an open Multiple Employer Plan;

•	facilitating portability of lifetime income products held in retirement plans;

•	requiring defined contribution plans to provide an annual lifetime income disclosure;

•	limiting the ability of plan and IRA beneficiaries to stretch benefits over their life; and

•	creating a statutory safe harbor in ERISA for a retirement plan’s selection of an annuity provider.

Some of the changes in law made by the SECURE Act are complex and unclear in application. Moreover, many of the provisions were effective on January 1, 2020, while other provisions are effective on later dates, including some that are not effective until action is taken to modify underlying retirement plan documents. We cannot predict what impact the SECURE Act will ultimately have on our businesses.

Finally, Federal and state banking laws also generally require regulatory approval for a change in control of Prudential Financial, Prudential Bank & Trust, FSB (“PB&T”) or Prudential Trust Company. The U.S. federal securities laws could also require reapproval or consent by customers of our investment advisory contracts upon a change of control, including for mutual funds included in variable annuity products.

U.S. Securities and Commodity Operations

We have subsidiaries that are broker-dealers, investment advisers, commodity pool operators or commodity trading advisers. The SEC, the CFTC, state securities authorities, FINRA, the NFA, the Municipal Securities Rulemaking Board, and similar authorities are the principal regulators of these subsidiaries.

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

On January 31, 2020, the U.K. exited the E.U. following a non-binding referendum in June 2016, with a transition period in relation to existing laws and regulations until December 31, 2020. There is still a high degree of uncertainty regarding the outcome of negotiations between the U.K. and E.U. on trade and the on-going relationship between the U.K. and E.U. beyond 2020. The transition period could be extended subject to agreement between the U.K. and E.U. by July 2020. The outcome of the negotiations will determine the ultimate impact of the exit on our operations and investments in those jurisdictions and may lead to volatility in currency exchange rates and asset prices, as well as changes in regulation. In the event the exit results in future restrictions on cross-border trade in financial services and products between the U.K. and the E.U., PGIM may incur additional expenses and operational burdens in order to ensure compliance with such restrictions. In anticipation of the exit, PGIM has implemented a number of steps to minimize disruption to its existing business, including forming new legal entities and securing licenses and permissions in certain E.U. countries, and engaging in client communications.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•	provide additional protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);

•	require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;

•	require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;

•	regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;

•	require oversight of third parties that have access to, and handle, personal information; and

•	prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Some countries have also instituted laws requiring in-country data processing and/or in-country storage of the personal data of its citizens. Compliance with such laws could result in higher technology, administrative and other costs for us and could affect how products and services are offered or require us to structure our businesses, operations and systems in less efficient ways.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S. the Federal government has proposed a number of sweeping privacy laws. In California the California Consumer Privacy Act will be effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Internationally, a number of countries such as Brazil and Argentina have enacted or are considering enacting GDPR-like regulations.

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

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, we have developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups, and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises and a response readiness assessment with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

Taxation

U.S. Taxation

The Company and certain domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. For tax years prior to 2018, the applicable statutory federal tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 16 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

The Tax Act of 2017 was enacted into law on December 22, 2017 and was generally effective starting in 2018. The Tax Act of 2017 changed the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company were: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; (3) an increased capitalization and amortization period for acquisition costs related to certain products; and (4) the change from a worldwide deferred taxation system to a modified territorial system of taxation on applicable earnings of foreign subsidiaries, which includes (a) a new tax on earnings of foreign subsidiaries (the Global Intangible Low-Taxed Income (“GILTI”) provision ) and (b) a new alternative tax with respect to payments to non-U.S. affiliates that are at least 25% owned (the Base Erosion Anti-Abuse Tax (“BEAT”)).

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

The BEAT provision could, under certain conditions, increase our tax expense. The BEAT is an alternative tax implicated if tax deductible payments from U.S. companies to foreign affiliates that are at least 25% owned exceed 3% of total U.S. tax deductions. If implicated, the BEAT taxes modified taxable income at a rate of 10% in 2019, increasing to 12.5% in 2026 and is due if the calculated BEAT tax amount that is determined without the benefit of foreign and certain other tax credits is greater than the regular corporate tax in any given year. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. It is possible that benefit and claim payments made by our U.S. insurance business to our foreign affiliates on reinsurance assumed by the U.S. affiliates could be considered base erosion payments and, in the future, cause the U.S. consolidated PFI group to be subject to the BEAT.

During 2018 and 2019 the Treasury Department and the Internal Revenue Service (“IRS”) promulgated Proposed and Final Regulations on a number of provisions within or impacted by the Tax Act of 2017 including GILTI, foreign tax credits, net interest deductibility and the BEAT. The Treasury and IRS have requested comments on the Proposed Regulations. Our analysis of these Proposed Regulations is on-going and further guidance may be needed from the Treasury Department and the IRS to fully understand and implement several provisions. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. Notwithstanding the enactment of the Tax Act of 2017, the President, Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.

The U.S. federal tax law provides that an election may be made pursuant to Internal Revenue Code Section 952 (the “952 election”) to subject earnings from certain insurance operations to tax in the U.S. in the tax year earned, net of related foreign tax credits. The Company made the 952 election effective for the 2017 and later tax years with respect to its affiliates incorporated in Brazil. In October 2019 the IRS issued a legal memorandum applicable to all taxpayers in which the IRS argues that the election became inoperable in 1998. The Company disagrees with the IRS’s position and intends to defend its position. If the Company is ultimately not successful, it will not be able to claim a U.S. tax credit for the Brazil taxes in excess of the U.S. tax rate, and thus will have a higher tax expense over time. For additional information on the 952 Election, see Note 16 to the Consolidated Financial Statements.

The Company has a number of subsidiaries incorporated under the laws of non-U.S. jurisdictions. Those non-U.S. subsidiaries intend to operate in a manner that will not cause any to be treated as being engaged in a trade or business within the U.S. or subject to current U.S. federal income taxation on their net income. However, because there is uncertainty as to when a foreign corporation is engaged in a trade or business within the United States, as the determination is highly factual and must be made annually, there can be no assurance that the IRS will not assert that a non-U.S. Company is engaged in a trade or business in the U.S. If a non-U.S. Company were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income taxation and possible state taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income). Any such taxation could result in substantial tax liabilities.

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

The profitability of certain products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing, increase our tax expense or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

International Taxation

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. For example, the Organization of Economic Cooperation and Development (“OECD”) continues to study model global base erosion tax options that may be considered and adopted by foreign governments. Among the possible recommendations being considered by the OECD is a global minimum tax and the disallowance of a tax deduction for certain payments made to affiliates. Such changes could negatively impact sales of our products or reduce our profits if those items are adopted by countries in which our international businesses operate.

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

The Japan national corporate tax rate is 23.4% for tax years beginning on or after April 1, 2016, and 23.2% for tax years beginning on or after April 1, 2018. In addition, there are local income taxes that are applied to our income earned in Japan. The Japanese consumption tax rate was increased from 8% to 10% on October 1, 2019. Insurance commissions paid to our Life Planners and Life Consultants are subject to consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums.

In July 2019, the Japan National Tax Authority issued rules limiting policyholders’ tax deductions for premiums paid on certain corporate insurance products. For information on sales of corporate insurance products within our international insurance operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—International Businesses.”

International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the Financial Stability Board (“FSB”), which consists of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.

In July 2013, we along with eight other global insurers, were designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. We remained designated as a G-

SII until November 2018, at which point the FSB announced that it would not engage in an identification of G-SIIs based on the IAIS’ progress with development of the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). The Holistic Framework, which was adopted by the IAIS in November 2019, focuses on employing an Activities Based approach (“ABA”) to assessing and managing potential sources of systemic risk through enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning. In addition to the ABA elements, the Holistic Framework preserves the IAIS’ annual data collection and monitoring process. Upon the IAIS’ adoption of the Holistic Framework, the FSB announced that it has suspended the annual identification of G-SIIs until November 2022, when it will review the need to either discontinue or re-establish the annual process based on the initial years of implementation of the Holistic Framework.

In addition to its post financial crisis work on systemic risk, the IAIS developed the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame were adopted by the IAIS in November 2019. Development of the ICS, which is the capital adequacy component of ComFrame, remains underway and will enter a five-year monitoring phase beginning in 2020. During the monitoring phase, IAIGs are encouraged to report ICS results to their group supervisory authorities to support the IAIS’ efforts to obtain feedback on the appropriateness of the framework. The IAIS will use input from supervisory authorities and IAIGs as well as stakeholder feedback on a public consultation and the results of an economic impact assessment to further improve the ICS. The IAIS is scheduled to adopt a final version of the ICS, which it expects its member supervisory authorities to implement, in 2025.

As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the policy measures it develops, including the ICS and proposed policy measures within the Holistic Framework. However, we could become subject to these policy measures if they were adopted by either our group supervisor or supervisors of our international operations or companies, which could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within the U.S. and abroad.

Employees

As of December 31, 2019, we had 51,511 employees and sales associates, including 30,412 located outside of the United States. We believe our relations with our employees and sales associates are satisfactory.

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

Information About our Executive Officers

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 14, 2020, were as follows:

Name	Age	Title	Other Public Directorships
Charles F. Lowrey	62	Chairman, Chief Executive Officer and President	None
Robert M. Falzon	60	Vice Chair	None
Timothy P. Harris	59	Executive Vice President and General Counsel	None
Kenneth Y. Tanji	53	Executive Vice President and Chief Financial Officer	None
Scott G. Sleyster	60	Executive Vice President and Head of International Businesses	None
Andrew F. Sullivan	49	Executive Vice President and Head of U.S. Businesses	None
Lucien A. Alziari	60	Executive Vice President and Chief Human Resources Officer	C&J Clark International Ltd.
Stacey Goodman	57	Executive Vice President and Chief Information Officer	None
Candace J. Woods	59	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	58	Senior Vice President and Chief Risk Officer	None
Timothy L. Schmidt	61	Senior Vice President and Chief Investment Officer	None

Biographical information about Prudential Financial’s executive officers is as follows:

Charles F. Lowrey was elected Chairman of Prudential Financial in April 2019 and Chief Executive Officer, President and Director of Prudential Financial and PICA in December 2018. Previously, he served as Executive Vice President and Chief Operating Officer, International Businesses, of Prudential Financial and PICA from March 2014 to November 2018. He served as Executive Vice President and Chief Operating Officer, U.S. Businesses, of Prudential Financial and PICA from February 2011 to March 2014. He also served as Chief Executive Officer and President of Prudential Investment Management, Inc. from January 2008 to February 2011, and as Chief Executive Officer of Prudential Real Estate Investors, our real estate investment management and advisory business from February 2002 to January 2008. He joined the Company in March 2001, after serving as a managing director and Head of the Americas for J.P. Morgan’s Real Estate and Lodging Investment Banking group, where he began his investment banking career in 1988. He also spent four years as a managing partner of an architecture and development firm he founded in New York City.

Robert M. Falzon was elected Director of Prudential Financial in August 2019 and has served as Vice Chair of Prudential Financial and PICA since December 2018. Previously, he served as Executive Vice President and Chief Financial Officer of Prudential Financial and PICA from March 2013 to November 2018. Mr. Falzon has been with Prudential since 1983, serving in various positions. He served as Senior Vice President and Treasurer of Prudential Financial and PICA from 2010 to 2013. Previously he had been a managing director at Prudential Real Estate Investors (“PREI”), Head of PREI’s Global Merchant Banking Group and Chief Executive Officer of its European business; a managing director at Prudential Securities; and regional vice president at Prudential Capital Group.

Timothy P. Harris was elected Executive Vice President and General Counsel for Prudential Financial and PICA in October 2015. He served as the Deputy General Counsel and Chief Legal Officer, U.S. Businesses, from 2008 to 2015. He has served in various supervisory positions since 1999, including Chief Investment Counsel from 2005 to 2008, Chief Legal Officer of Prudential Annuities and Chief Legal Officer for Retirement Services and Prudential Asia. Mr. Harris was the Chief Risk Officer for Prudential Investments from 1999 to 2003. Prior to joining Prudential, he was associated with Cadwalader, Wickersham & Taft in New York, where he provided transactional and regulatory advice to investment banks, broker-dealers, banks and commodities firms.

Kenneth Y. Tanji was elected Executive Vice President and Chief Financial Officer of Prudential Financial and PICA in December 2018. Prior to this role, he was Senior Vice President and Treasurer of Prudential Financial and PICA from March 2013 to November 2018. In 2013, he served as Chief Financial Officer of Prudential’s International Businesses. Previously, he was Senior Financial Officer of Prudential Annuities and was Prudential’s business representative for its retail brokerage joint venture with Wachovia Securities from 2003 through 2009. He also served as Vice President of Finance for Prudential’s asset management business and held various positions with Prudential Securities’ Private Client and Debt Capital Markets Groups. Mr. Tanji joined Prudential in 1988.

Scott G. Sleyster was elected Executive Vice President and Head of International Businesses of Prudential Financial and PICA in December 2018. Previously, he served as Senior Vice President and Chief Investment Officer of PICA and Prudential Financial. Mr. Sleyster has been with Prudential since 1987, serving in a variety of positions, including Head of Prudential’s Full Service Retirement business, President of Prudential’s Guaranteed Products business, Chief Financial Officer for Prudential’s Employee Benefits Division, and has held roles in Prudential’s Treasury, Derivatives and Investment Management units.

Andrew F. Sullivan was elected Executive Vice President and Head of U.S. Businesses in December 2019. Previously, he served as CEO of Prudential’s Workplace Solutions Group, which consists of Prudential Retirement and Prudential Group Insurance.

Before joining Prudential in 2011, he served as Senior Vice President at CareFirst BlueCross BlueShield. Previously, he spent eight years at Cigna where he held of a number of senior leadership positions. He also held management roles at Diamond Technology Partners and DaimlerChrysler.

Lucien A. Alziari is Executive Vice President and Chief Human Resources Officer for Prudential Financial and PICA. Starting in June 2017, he served as Senior Vice President and Chief Human Resources Officer for Prudential Financial and PICA. From 2012 to 2017, Mr. Alziari served as Executive Vice President and Chief Human Resources Officer of A.P. Moller-Maersk. From 2004 to 2012, he was the Chief Human Resources Officer and Head of Corporate Responsibility for Avon Products, Inc. Prior to Avon Products, Inc., Mr. Alziari held roles with Mars Confectionary in the United Kingdom and PepsiCo Inc. in New York, Vienna and Dubai.

Stacey Goodman was elected Executive Vice President and Chief Information Officer of Prudential Financial and Prudential Insurance in July 2019. Previously, she served as the Chief Information Officer at Freddie Mac, where she was responsible for the technology division, and served as a member of the Senior Operating Committee. Prior to Freddie Mac, Ms. Goodman was Executive Vice President and Chief Information and Operations officer for CIT Group, Inc., where she was a member of the Executive Management Committee. Previously, Ms. Goodman was the Divisional Chief Information Officer of Global Technology and Operations at Bank of America. She also held global leadership positions at UBS and PaineWebber. Ms. Goodman began her career at Salomon Brothers.

Candace J. Woods was elected Senior Vice President and Chief Actuary of Prudential Financial and PICA in November 2017. Prior to her current role, Ms. Woods served as Vice President and Chief Actuary for the Actuarial Center of Excellence within PICA. Also, Ms. Woods served as Vice President and Actuary from 2012 to 2013 and Vice President and Chief Actuary from 2013 to 2017 for Prudential’s International Businesses.

Nicholas C. Silitch was elected Senior Vice President and Chief Risk Officer of Prudential Financial and PICA in May 2012. He joined Prudential in 2010 as Chief Credit Officer and Head of investment risk management. Prior to joining Prudential, Mr. Silitch held the position of Chief Risk Officer of the Alternative Investment Services, Broker Dealer Services and Pershing businesses within Bank of New York Mellon.

Timothy L. Schmidt was elected Senior Vice President and Chief Investment Officer of Prudential Financial and PICA in December 2018. Previously, Mr. Schmidt was the Head of Global Portfolio Management for Prudential from 2012 to 2018 and he was responsible for the overall asset/liability management for Prudential’s Retirement and Group Insurance businesses from 2010 to 2012. Prior to joining Prudential in July 2010, he served as Chief Financial Officer for MetLife’s Individual Business and had headed MetLife’s Wealth Strategy Group. Earlier in his 25-year tenure at MetLife, Schmidt held various positions in the investment organization, including Head of MetLife’s Portfolio Management Unit, as well as its Structured Finance and Government Securities unit.

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

We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, commercial mortgage and other loans, equity securities and alternative assets including private equity, hedge funds and real estate. For a discussion of our general account investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-General Account Investments.” We are also exposed to investment risk through a potential counterparty default.

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

Some of our insurance operations are in emerging markets where we may be required to hold capital in local sovereign obligations. Investment risk is heightened in these markets, in particular for obligations that are not denominated in the local currency. For example, during 2019 Argentina implemented currency controls and sought to restructure certain of its obligations, which adversely impacted our local sovereign investments.

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

Insurance Risk

We have significant liabilities for policyholders’ benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality, morbidity, and policyholder behavior assumptions.

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

•
Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that it can emerge gradually over time. Longevity products, such as annuities, pension risk transfer and long-term care, may experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected mortality improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long term as the excess outflow is paid over time.

•
Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

We use a variety of strategies to manage our mortality risks, including the use of reinsurance and derivative instruments. These strategies, however, may not be fully effective and may lead to payments to counterparties in excess of recoveries depending on how actual mortality experience emerges. We may also benefit from offsetting impacts between our mortality and longevity products in adverse mortality or longevity scenarios, however the extent of this offset may vary.

Certain of our insurance products are subject to morbidity risk, which is the risk that either incidence or continuation experience deviates adversely from what is expected. Morbidity risk is a biometric risk that can manifest in the following ways:

•
Morbidity incidence is the risk that the rate at which policyholders become unhealthy (and qualify for benefits under insurance policies) deviates adversely from what is expected. We are primarily exposed to morbidity incidence risk through short-term disability products, long-term disability products, long-term care products, and the accident and health products we sell in Japan, Korea and Taiwan.

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

•
Policyholder behavior efficiency is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior efficiency risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Policyholder behavior efficiency is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long term as the excess outflow is paid over time.

Our ability to reprice products is limited and may not compensate for deviations from our expected insurance assumptions. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. For example, for our long-term care insurance products, our assumptions for reserves for future policy benefits have factored in an estimate of the timing and amount of anticipated and yet-to-be-filed premium rate increases which will require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

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

Our insurance and annuity products and certain of our investment products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments as well as invested assets of other entities and operations. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. Some product liabilities are expected to have only modest risk related to interest rates because cash flows can be matched by available assets in the investable space. The interest rate risk emerges primarily from their tail cash flows (30 years or more), which cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. In addition, certain of our products provide for recurring premiums which may be invested at interest rates lower than the rates included in our pricing assumptions. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.

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

For our International Businesses’ operations, our Retirement segment’s earnings on non-U.S. dollar-denominated longevity reinsurance contracts and PGIM’s investment activities based in currencies other than the U.S. dollar, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We seek to manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-Japanese yen denominated products. We seek to mitigate this risk by holding investments in corresponding currencies. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our subsidiary equity investments due to foreign exchange rate movements.

For our domestic investment portfolios supporting our U.S. insurance operations and other proprietary investment portfolios, our foreign currency exchange rate risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency-denominated fixed-income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities. The value and liquidity of our foreign currency investments could be adversely affected by local market, economic and financial conditions. For example, our investments denominated in euro could be adversely affected by unfavorable economic conditions in Europe, including due to potential changes in the euro or to the structure or membership of the European Union, and in 2016 we experienced volatility in U.K. and other European Union related investments as a result of the U.K.’s referendum to exit the European Union. The outcome of the negotiations between the U.K. and the European Union on the terms of the exit will determine the ultimate impact of the exit on our European operations and investments in those jurisdictions and may lead to volatility in currency exchange rates and asset prices, as well as changes in regulation.

There can be no assurance that our hedging and other strategies will effectively mitigate foreign exchange risk. For a discussion of our hedging program and the impact of foreign currency exchange rates on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Foreign Currency Exchange Rates.” For a discussion of the impact of the U.K.’s exit from the European Union on our operations, see “Business—Regulation—International Investment and Retirement Products and Investment Management Operations.”

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

•
Wholesale funding: The Company depends upon the financial markets for funding (such as through the issuance of commercial paper, securities lending and repurchase arrangements and other forms of borrowings in the capital markets). These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

•
Insurance cash flows: The Company faces potential liquidity risks from unexpected cash demands due to severe mortality calamity, customer withdrawals or lapse events. If such events were to occur, the Company may face unexpectedly high levels of claim payments to policyholders.

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

An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of organizational changes.

Operational Risk Types

•
Processes: Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices; improper administration of our products; failure to adhere to clients’ investment guidelines.

•	Systems: Failures during the development and implementation of new systems; systems failures.

•	People: Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.

•	External Events: External crime; cyber-attack, outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.

•	Legal: Legal and regulatory compliance failures.

Potential Impacts

•	Financial losses: The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.

•
Customer impacts: The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.

•
Regulatory fines or sanctions: When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.

•	Legal actions: Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.

Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 23 to the Consolidated Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed in Note 23 to the Consolidated Financial Statements. We may become subject to additional regulatory and legal actions in the future.

Key Enterprise Operational Risks - Key enterprise operational risks include the following:

We are subject to business continuation risk, which is the risk that our systems and data may be disrupted. We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. We may experience a business continuation event as a result of:

•	Severe pandemic, either naturally occurring or intentionally manipulated pathogens.

•	Geo-political risks, including armed conflict and civil unrest.

•	Terrorist events.

•	Significant natural or accidental disasters.

•	Cyber-attacks.

We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector and no organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:

•	Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks cannot be fully mitigated using technology or otherwise.

•
Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.

•	Insurance and retirement services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.

•
Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.

•
We have also seen an increase in non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems, and we anticipate the attempts will become more common.

•
We rely on third-parties to provide services as described further below. While we maintain certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

We may not adequately ensure the privacy of sensitive data. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

Third-parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third-parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third-parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third-parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the U.S. In our investments in which we hold a minority interest, or that are managed by third-parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through our captive/affiliated distributors and third-party distributing firms. We also distribute third-parties’ products through our captive/affiliate distributors, including as part of our Assurance IQ business. Our captive/affiliated distributors are made up of large numbers of decentralized sales personnel who are compensated based on commissions. The third-party distributing firms generally are not dedicated to us exclusively and may frequently recommend and/or market products of our competitors. Accordingly, we must compete intensely for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, some regulators have been clear with expectations that product manufacturers retain significant sales risk accountability.

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and in recent years many of these rules have been revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus in regulatory examinations. These investigations and examinations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.

Additionally, certain of our affiliated distributors engage in direct marketing to consumers through telemarketing, email marketing and other lead generation activities that subject us to various federal and state telemarketing regulations, including the Telephone Consumer Protection Act. Violations of these regulations could subject our affiliated distributors to litigation and regulatory inquiries that result in penalties or damages.

Many of our distribution personnel are independent contractors or franchisees. From time to time, their status has been challenged in courts and by government agencies, and various legislative or regulatory proposals have been introduced addressing the criteria for determining the status of independent contractors’ classification as employees for, among other things, employment tax purposes or other employment benefits. The costs associated with potential changes with respect to these independent contractor and franchisee classifications have impacted our results previously and could have a material adverse effect on our business in the future.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan through banks is derived through a single major Japanese bank and a significant portion of our sales in Japan through Life Consultants is derived through a single association relationship. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third-parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.

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

We may not be able to protect our intellectual property and may be subject to infringement claims. We rely on a combination of contractual rights with employees and third-parties and on copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third-parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant, and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may be subject to claims by third-parties for (i) copyright, trademark or patent infringement; (ii) breach of copyright, trademark or license usage rights; or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third-parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

Strategic Risk

We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution.

In addition, tactical risks may become strategic risks. For example, we must consider the impact of the prolonged low interest rate environment on new product development and continued sales of interest sensitive products.

Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business-Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•	Financial sector regulatory reform.

•	U.S. federal, state and local and non-U.S. tax laws, including BEAT and GILTI.

•	Fiduciary rules and other standards of care.

•
Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, accounting rules, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.

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

Changes in technology and other external factors may be unsettling to our business model. We believe the following aspects of technological and other changes would significantly impact our business model. There may be other unforeseen changes in technology and the external environment which may have a significant impact on our business model.

•
Interaction with customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences may drive a need to redesign products. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model.

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

The following items are examples of other factors which could have a meaningful impact on our business.

•
We may not realize or sustain the expected benefits from programs we have announced, and these efforts could have a materially adverse effect on our business, operations, financial condition, results of operations and competitive position. In 2019, we began implementing a multi-year plan of programs designed to accelerate margin growth. If we do not successfully manage and execute these programs, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized and our business, operations and competitive position could be adversely affected. These programs could result in unintended consequences or unforeseen costs, including distraction of our management and employees, attrition, inability to attract or retain key personnel, and reduced employee productivity, which could adversely affect our business, financial condition, and results of operations.

•
We are subject to risks relating to the acquisition, and post-acquisition operations, of Assurance IQ, Inc. (“Assurance IQ”). In October 2019, we completed the acquisition of Assurance IQ (the “Acquisition”). For a description of Assurance IQ and the Acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 1 to the Consolidated Financial Statements. We are subject to certain risks relating to the Acquisition and the ongoing operations of Assurance IQ, and these risks could adversely affect, possibly materially, our business, results of operations, financial position or liquidity or prevent us from realizing the expected benefits from the Acquisition. These risks include the following:

◦
We may not realize the growth, earnings, cost savings, efficiencies or synergies that we anticipate. This may result in the need to recognize an impairment of goodwill which could adversely affect our results of operations and financial condition.

◦
There is the risk that we will be exposed to obligations and liabilities of Assurance IQ that are not adequately covered, in amount, scope or duration, by the indemnification provisions in the merger agreement or representation and warranty insurance policy, or reflected or reserved for in the financial statements of Assurance IQ.

◦
There is the risk that Assurance IQ will lose key personnel or experience higher than expected employee attrition rates that would adversely affect the performance of the business. In addition, there is the risk that product manufacturers and independent agents on the Assurance IQ platform will choose to stop doing business with Assurance IQ.

◦
Pursuant to the merger agreement, the Company has agreed to take, or refrain from taking, certain actions with respect to Assurance IQ prior to 2023, and a violation of this agreement may accelerate payment of the full amount of contingent payments.

◦
We may experience difficulties in integrating Assurance IQ into our strategy and the process may take longer than expected. The integration will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations.

•
Changes to the policies and procedures the Company uses to locate guaranteed group annuity customers and establish related reserves may adversely impact our results of operations and financial position. The Company’s retirement business provides guaranteed group annuity benefits under group annuity and structured settlement contracts. In the normal course of business, at any given time, there are a small number of customers that we cannot locate. Under our policies and procedures, we use internal and external tools and resources to locate customers covered by our guaranteed group annuity benefits. We also have policies on the development of our reserve estimates, and we believe that we are complying with our policies and procedures and meeting our obligations to customers. In recent years the Company has reviewed this issue closely and made enhancements to its policies and procedures. In addition, the Company continues to regularly review, test and enhance the processes and tools used to locate customers, and over time, such processes and tools have continued to evolve. Ultimately, we could see greater standardization of what may currently be divergent practices across the industry. Further changes to the policies and procedures the Company uses to locate customers and establish related reserves may result in increased operational expenses and complexity, and increases in reserves, which could adversely impact our results of operations and financial position.

•
A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Ratings.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and our other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including our Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of our insurance subsidiaries in Japan. Given the importance of our operations in Japan to our overall results, such downgrades could lead to a downgrade of Prudential Financial and our domestic insurance companies.

•
The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect certain derivatives and floating rate securities we hold and floating rate securities we have issued, certain real estate lending and other activities conducted in PGIM, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. It is expected that the U.K. Financial Conduct Authority will stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, securities we have issued, real estate lending, and other activities we conduct in PGIM, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

•
The changing competitive landscape may adversely affect the Company. In each of our businesses, we face intense competition from insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, access to customer data, or other changes in the marketplace may present opportunities for new or smaller companies without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies and companies in other industries with greater access to customers and data have the potential to disrupt industries globally, and many participants have been partially funded by industry players. For example, in PGIM, we expect to see continued pressure on fees given the focus on passive investment and the growth of the robo-advice channel.

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

We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Excluding our headquarters building and properties used by our International Businesses and the international investment operations of PGIM, which are discussed below, as of December 31, 2019, we conduct our business and home office functions in both owned and leased locations throughout the U.S. We also conduct back-office functions in leased properties outside the U.S.

For our International Businesses, as of December 31, 2019, we own and lease home offices located in Japan, Argentina, Brazil, Korea, Mexico, Malaysia and Taiwan. We also conduct our business in owned and leased properties, primarily field offices, located throughout these same countries. For PGIM’s international investment operations, as of December 31, 2019, we lease home offices located in Japan and Taiwan. We also lease principal properties and other branch and field offices in other countries where PGIM does business.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own solely for investment purposes.

At our domestic home office properties, we are developing programs to reduce emissions. These programs include seeking ways to expand energy efficiency. For home office properties in the U.S., Brazil, Taiwan and Korea, we are also developing waste diversion measures including internal recycling and composting infrastructures and availing ourselves of third-party waste diversion programs. Our Prudential Tower home office property in Newark, New Jersey and our data center located in Plymouth, Minnesota have been awarded LEED Gold Certification from the U.S. Green Building Council.

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

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” On January 31, 2020, there were 1,199,060 registered holders of record for the Common Stock and 397 million shares outstanding.

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of securities by the Company during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

In October 2019, the Company issued approximately 5.5 million shares of restricted common stock to the selling shareholders as part of the consideration for the Assurance IQ acquisition. The shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for an issuance not involving a public offering. See Note 1 to the Consolidated Financial Statements for additional information about the acquisition.

Issuer Purchases of Equity Securities

(c) The following table provides information about purchases by the Company during the three months ended December 31, 2019, of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
October 1, 2019 through October 31, 2019	1,868,914	$89.32	1,865,952
November 1, 2019 through November 30, 2019	1,794,334	$93.06	1,790,949
December 1, 2019 through December 31, 2019	1,786,545	$93.37	1,785,026
Total	5,449,793	$91.88	5,441,927	$0
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

In December 2019, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018, from the Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015, from consolidated financial statements not included herein.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$34,202	$35,779	$32,091	$30,964	$28,521
Policy charges and fee income	5,978	6,002	5,303	5,906	5,972
Net investment income	17,585	16,176	16,435	15,520	14,829
Asset management and service fees	4,239	4,100	4,127	3,752	3,772
Other income (loss)	3,262	(1,042)	1,301	443	0
Realized investment gains (losses), net	(459)	1,977	432	2,194	4,025
Total revenues	64,807	62,992	59,689	58,779	57,119
Benefits and expenses:
Policyholders’ benefits	36,820	39,404	33,794	33,632	30,627
Interest credited to policyholders’ account balances	4,880	3,196	3,822	3,761	3,479
Dividends to policyholders	2,274	1,336	2,091	2,025	2,212
Amortization of deferred policy acquisition costs	2,332	2,273	1,580	1,877	2,120
General and administrative expenses	13,416	11,949	11,915	11,779	10,912
Total benefits and expenses	59,722	58,158	53,202	53,074	49,350
Income (loss) before income taxes and equity in earnings of operating joint ventures	5,085	4,834	6,487	5,705	7,769
Total income tax expense (benefit)	947	822	(1,438)	1,335	2,072
Income (loss) before equity in earnings of operating joint ventures	4,138	4,012	7,925	4,370	5,697
Equity in earnings of operating joint ventures, net of taxes	100	76	49	49	15
Net income (loss)	4,238	4,088	7,974	4,419	5,712
Less: Income (loss) attributable to noncontrolling interests	52	14	111	51	70
Net income (loss) attributable to Prudential Financial, Inc.	$4,186	$4,074	$7,863	$4,368	$5,642
EARNINGS PER SHARE
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$10.23	$9.64	$18.19	$9.85	$12.37
Net income (loss) attributable to Prudential Financial, Inc.	$10.23	$9.64	$18.19	$9.85	$12.37
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$10.11	$9.50	$17.86	$9.71	$12.17
Net income (loss) attributable to Prudential Financial, Inc.	$10.11	$9.50	$17.86	$9.71	$12.17
Dividends declared per share—Common Stock	$4.00	$3.60	$3.00	$2.80	$2.44

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$510,664	$467,229	$457,980	$432,485	$405,535
Separate account assets	312,281	279,136	306,617	287,636	285,570
Total assets	896,552	815,078	832,136	784,177	757,470
Future policy benefits and policyholders’ account balances	445,637	424,184	405,506	386,113	361,168
Separate account liabilities	312,281	279,136	306,617	287,636	285,570
Short-term debt	1,933	2,451	1,380	1,133	1,216
Long-term debt	18,646	17,378	17,172	18,041	19,594
Total liabilities	832,833	766,047	777,625	737,922	715,380
Prudential Financial, Inc. equity	63,115	48,617	54,236	46,030	42,057
Noncontrolling interests	604	414	275	225	33
Total equity	$63,719	$49,031	$54,511	$46,255	$42,090

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2018 in comparison to the year ended December 31, 2017 have been omitted. For such omitted discussions, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Our principal operations are comprised of PGIM (our global investment management business), our U.S. Businesses (consisting of our U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), our International Businesses, the Closed Block division, and our Corporate and Other operations. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance businesses, the U.S. Individual Solutions division consists of our Individual Annuities and Individual Life businesses, and the Assurance IQ division consists of our Assurance IQ business. In October 2019, we completed the acquisition of Assurance IQ, Inc. (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs (see Note 1 to the Consolidated Financial Statements for additional information). The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division. See “Business” for a description of our sources of revenue and details on how our profitability is impacted. In addition, our profitability is impacted by our ability to effectively deploy capital, utilize our tax capacity and manage expenses.

Management expects that results in 2020 will continue to benefit from our differentiated mix of market-leading businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. While challenges exist in the form of a low interest rate environment (see “Impact of a Low Interest Rate Environment”), fee compression in certain of our businesses and other market factors, we expect that our businesses will produce appropriate returns for the current market environment. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of individual customers, workplace clients, and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels. The Assurance IQ acquisition accelerates our ability to sell solutions across a broad socio-economic spectrum. We aim to expand our addressable market, build deeper and longer-lasting relationships with customers and clients, and make a meaningful difference in the financial wellness of their lives.

In order to further increase our competitive advantage, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will also help us realize improved margins. In 2019, we announced programs we have launched in pursuit of these objectives that will result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges. Over the next several years, we will also see significant expense efficiencies resulting from these investments. During 2019, we incurred significant implementation costs related to these programs, which reflected an acceleration of spending that the Company announced in December 2019 that brought forward a portion of the expected implementation costs and is also expected to drive faster realization of projected margin improvement. Implementation costs were approximately $365 million in the fourth quarter of 2019, and approximately $400 million for the full year 2019, including a charge related to the Company’s Voluntary Separation Program offered to certain eligible U.S.-based employees. The voluntary separation program excluded senior executives and employees in certain roles (including employees in our PGIM investment businesses). The employment end dates for the employees that applied to participate in the program and whose applications were accepted by management are expected to occur between February and September of 2020.

Outlook

We feel confident about our prospects for the future supported by our integrated and complementary businesses. Specific outlook considerations for each of our businesses include the following:

•
PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.308 trillion of assets under management through its distinctive multi-manager model. In addition to providing solutions for its third-party clients, PGIM provides our U.S. and International Businesses with a competitive advantage through its investment expertise across a broad array of asset classes. PGIM is making targeted investments to further diversify its product offerings, expand its global investment and distribution footprint, selectively acquire new investment capabilities (see “—Results of Operations by Segment” below for information on our strategic acquisitions), and further strengthen external recognition as a leading global asset manager. These capabilities will enable PGIM to continue to meet our clients’ evolving needs and, in turn, to generate flows across multiple asset classes, client segments and geographies. Underpinning our growth strategy is our ability to continue to deliver robust investment performance, and to attract and retain high-caliber investment talent. While we are experiencing fee pressures in some strategies, our average fee yield has remained relatively flat due to new flows coming into higher fee yielding strategies within fixed income, equities and alternatives such as real estate and private fixed income, and because of our diverse business profile.

•	U.S. Businesses:

U.S. Workplace Solutions. In our Retirement business, we continue to provide products that respond to the needs of plan sponsors to manage risk and control their benefit costs, while ensuring we maintain appropriate pricing and return expectations under changing market conditions. We expect to continue to be a market leader in pension risk transfer because of our differentiated capabilities and demonstrated execution in this business. We expect, however, that growth will not be linear given the episodic nature of larger cases. In addition, while we foresee continuation of the spread and fee compression that we have been experiencing in our full-service business, we believe these are manageable headwinds and we have experienced strong deposits and sales in recent years. In our Group Insurance business, we are focused on expanding our Premier market segment and affinity relations, while maintaining a leadership position in the National segment. Our continued pricing discipline has resulted in improvements to our benefits ratio. In both Retirement and Group Insurance, we believe our integrated solutions for helping to improve the financial wellness of individuals at the workplace differentiates us in the market and helps us build deeper customer relationships. Over time, this should result in accelerated revenue growth.

•
U.S. Individual Solutions. Our Individual Annuities business remains focused on helping its customers meet their investment and retirement needs. We remain focused on offering a broad range of solutions that enable us to realize appropriate returns for the current environment and provide a strong value proposition for our customers. As we execute on our product diversification strategy, we expect a natural reduction in average fee rates due to the maturation of the existing block and due to sales of newer products which generally have lower rate structures. Our Individual Life business is continuing to execute on its product diversification strategy in order to maintain a diversified product mix and an attractive risk profile. We continue to deepen relationships with distribution partners while developing a more customer-oriented experience. As we grow our business, we are remaining disciplined in our pricing. In the longer term, we believe our ability to provide additional solutions to the employees of our Workplace Solutions businesses and to other retail customers should increase revenues in our Individual Solutions businesses. We also expect to offer Individual Solutions products on the Assurance IQ platform over time.

•
Assurance IQ. In October 2019, we completed the acquisition of Assurance IQ. Launched in 2016, Assurance IQ leverages data science and technology to distribute third-party life, health, Medicare and property and casualty products directly to retail shoppers primarily through its digital and independent agent channels. We expect that the acquisition of Assurance IQ will enhance the growth of our U.S. Businesses and generate cost synergies. We also believe that Assurance IQ has the potential to enhance the growth of our International Businesses over time. See Note 1 to the Consolidated Financial Statements for additional information about the acquisition, including the purchase consideration. See “Business” for a description of the business and “Risk Factors” for a description of the risks associated with the acquisition.

•
International Businesses. Our International Businesses includes our world-class Japanese life insurance operation as well as other operations in select markets. We continue to concentrate on deepening our presence in Japan and other existing markets, while also expanding our presence in select high-growth markets. We continue to focus on protection solutions and we innovate as clients’ needs evolve. The returns on our death protection products are largely driven by mortality margins which mitigates the exposure of results to the current low interest rate environment. Over the last few years, our sales mix in Japan has shifted to U.S. dollar-denominated products and we expect this trend to continue in the near-term. We are also focused on achieving scale in select growth markets outside of Japan. We regularly review our existing businesses and may seek to deploy capital in support of our strategy or to exit an operation if it is determined that it no longer aligns with our broader strategy. We continue to invest in our businesses and assess acquisition opportunities to build scale, complement our businesses, and support our long-term growth aspirations. For additional information on our strategic acquisitions and dispositions, see “—Results of Operations by Segment” below.

Industry Trends

Our U.S. and International Businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries in which we compete.

Financial and Economic Environment.

U.S. Businesses - As discussed further under “Impact of a Low Interest Rate Environment” below, interest rates in the U.S. remain lower than historical levels, which may continue to negatively impact our portfolio income yields and our net investment spread results among other factors. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Segment Results of Operations” where applicable and more broadly in “Risk Factors”.

International Businesses - Our International Businesses’ operations, especially in Japan, continue to operate in a low interest rate environment. Although the local market in Japan has operated in a low interest rate environment for years, as discussed under “Impact of a Low Interest Rate Environment” below, the current reinvestment yields for certain blocks of business are now generally lower than the current portfolio yields supporting these blocks of business, which may negatively impact our net investment spread results. The continued level of interest rates in the U.S., along with their relation to interest rates in Japan, may impact the relative attractiveness of U.S. dollar-denominated products compared to yen-denominated products in Japan. In addition, we are subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen can impact the relative attractiveness to customers of both yen-denominated and non-yen denominated products. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Segment Results of Operations” where applicable and more broadly in “Risk Factors”.

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

International Businesses - Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension programs, have led to a growing demand for insurance products with a significant savings element to meet savings and retirement needs as the population prepares for retirement. We are seeing a similar shift to retirement-oriented products across other Asian markets, including Korea and Taiwan, each of which also has an aging population.

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

For more information on interest rate risks, see “Risk Factors—Market Risk”.

See below for discussions related to the current interest rate environments in our two largest markets, the U.S. and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our investment results if these interest rate environments are sustained.

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. have experienced a sustained period of historically low levels. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, changes in interest rates may impact our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may exceed the overall portfolio yield resulting in a favorable impact to earnings. Conversely, if interest rates were to decline, our reinvestment yield may be below our overall portfolio yield, resulting in an unfavorable impact to earnings.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.4% of the fixed maturity security and commercial mortgage loan portfolios through 2021. The portion of the general account attributable to these operations has approximately $222 billion of such assets (based on net carrying value) as of December 31, 2019. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4.2%, as of December 31, 2019.

Included in the $222 billion of fixed maturity securities and commercial mortgage loans are approximately $146 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $146 billion, approximately 58% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of December 31, 2019
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

The $58 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of December 31, 2019, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.7	$1.2	$0.5	$0.1	$0.0	$2.5
1.00% - 1.99%	1.0	4.0	11.2	2.4	1.0	19.6
2.00% - 2.99%	1.2	0.9	0.5	2.7	1.1	6.4
3.00% - 4.00%	26.3	2.0	0.1	0.2	0.0	28.6
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$30.1	$8.1	$12.3	$5.4	$2.1	$58.0
Percentage of total	52%	14%	21%	9%	4%	100%
 __________

(1)	Includes approximately $0.66 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.85% (which is reasonably consistent with recent rates) for the period from January 1, 2020 through December 31, 2020 (and credit spreads remain unchanged from levels as of December 31, 2019), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $40 million and $60 million for the period from January 1, 2020 through December 31, 2020.

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

Closed Block Division
Substantially all of the $60 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 15 to the Consolidated Financial Statements for further information on the Closed Block.

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our international insurance operations are generally lower than the current portfolio yield supporting these blocks of business. In recent years, the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater. Additionally, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further mitigate the negative impact from this low interest rate environment. We regularly examine our product offerings and their profitability. As a result, we have repriced certain products, adjusted commissions for certain products and have discontinued sales of other products that do not meet our profit expectations. The impact of these actions and the introduction of certain new products, has resulted in an increase in sales of U.S. dollar-denominated products relative to products denominated in other currencies. For additional information on sales within our international insurance operations, see “—International Businesses—Sales Results,” below.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of December 31, 2019
(in billions)
Insurance products with fixed and guaranteed terms	$127
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$164

Of the $127 billion above, $126 billion is comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.40% and the 10-year U.S. Treasury rate is 1.85% (which is reasonably consistent with recent rates) for the period from January 1, 2020 through December 31, 2020 (and credit spreads remain unchanged from levels as of December 31, 2019), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $40 million and $60 million for the period from January 1, 2020 through December 31, 2020.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Year ended December 31,
	2019	2018	2017

	(in millions)
Revenues	$64,807	$62,992	$59,689
Benefits and expenses	59,722	58,158	53,202
Income (loss) before income taxes and equity in earnings of operating joint ventures	5,085	4,834	6,487
Income tax expense (benefit)	947	822	(1,438)
Income (loss) before equity in earnings of operating joint ventures	4,138	4,012	7,925
Equity in earnings of operating joint ventures, net of taxes	100	76	49
Net income (loss)	4,238	4,088	7,974
Less: Income attributable to noncontrolling interests	52	14	111
Net income (loss) attributable to Prudential Financial, Inc.	$4,186	$4,074	$7,863

2019 to 2018 Annual Comparison. The $112 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items:

•
$1,624 million favorable variance, on a pre-tax basis, from adjustments to reserves as well as DAC and other costs, reflecting the impact of our annual reviews and update of assumptions and other refinements. This excludes the impact associated with the variable annuity hedging program discussed below (see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities” for additional information);

•
$954 million favorable variance, on a pre-tax basis, from unrealized gains (losses) from equity securities recorded within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses; and

•
$642 million net favorable variance, on a pre-tax basis, primarily from income in the current period from our Divested and Run-off Businesses compared to a loss in the prior period, excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$1,492 million unfavorable variance from net pre-tax realized investment gains and losses for PFI excluding our Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities discussed below (see “—General Account Investments” for additional information);

•
$1,169 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information);

•	$272 million unfavorable variance, on a pre-tax basis, driven by market experience updates; and

•
$125 million unfavorable variance from higher income tax expense primarily due to the impact of tax reform and    certain other tax matters on the prior year period (see Note 16 to the Consolidated Financial Statements for additional    information).

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

	Year ended December 31,
	2019	2018	2017
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$998	$959	$979
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	1,301	1,049	1,244
Group Insurance	285	229	253
Total U.S. Workplace Solutions division	1,586	1,278	1,497
U.S. Individual Solutions division:
Individual Annuities	1,843	1,925	2,198
Individual Life	87	223	(191)
Total U.S. Individual Solutions division	1,930	2,148	2,007
Assurance IQ division:
Assurance IQ	(9)	0	0
Total Assurance IQ division(1)	(9)	0	0
Total U.S. Businesses	3,507	3,426	3,504
International Businesses	3,359	3,266	3,198
Corporate and Other	(1,766)	(1,283)	(1,437)
Total segment adjusted operating income before income taxes	6,098	6,368	6,244
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	(764)	466	(417)
Charges related to realized investment gains (losses), net(3)	(125)	(316)	544
Market experience updates(4)	(462)	0	0
Divested and Run-off Businesses(5):
Closed Block division	36	(62)	45
Other Divested and Run-off Businesses	452	(1,535)	38
Other adjustments(6)	(47)	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(103)	(87)	33
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$5,085	$4,834	$6,487
__________

(1)	Assurance IQ was acquired by the Company in October 2019. See Note 1 to the Consolidated Financial Statements and “—Assurance IQ” for additional information.

(2)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—General Account Investments” and Note 22 to the Consolidated Financial Statements for additional information. Prior period amounts have been updated to conform to current period presentation.

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

(4)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 22 to the Consolidated Financial Statements for additional information.

(5)
Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.

(6)
Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 22 to the Consolidated Financial Statements.

(7)
Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on an after-tax U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on a U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Segment results for 2019 presented above reflect the following:

PGIM. Results for 2019 increased in comparison to 2018, primarily reflecting higher asset management fees and other related revenues, partially offset by higher expenses.

Retirement. Results for 2019 increased in comparison to 2018, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, and higher net investment spread results. This increase was partially offset by higher expenses and less favorable reserve experience.

Group Insurance. Results for 2019 increased in comparison to 2018, primarily reflecting more favorable underwriting results, higher net investment spread results and lower expenses, partially offset by an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements.

Individual Annuities. Results for 2019 decreased in comparison to 2018, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, the results decreased primarily driven by lower fee income, net of distribution expenses and other associated costs, and higher expenses, partially offset by higher net investment spread results, and an unfavorable impact from changes in market conditions on the estimates of profitability in the prior period, which beginning with the second quarter of 2019 is excluded from adjusted operating income (see Note 22 to the Consolidated Financial Statements for further information).

Individual Life. Results for 2019 decreased in comparison to 2018, primarily reflecting unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements.

Assurance IQ. Results for the period from October 10, 2019 (“acquisition date”) to December 31, 2019 were $(9) million. This reflects the starting period of Assurance IQ’s earnings with Prudential and includes net revenues more than offset by operating expenses as well as amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements for additional information).

International Businesses. Results for 2019 increased in comparison to 2018, inclusive of favorable net impacts from foreign currency exchange rates and favorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Excluding these items, the results decreased primarily reflecting higher expenses, partially offset by favorable impacts from business growth, more favorable underwriting results, and higher net investment spread results.

Corporate and Other. Results for 2019 reflected increased losses in comparison to 2018, driven by higher corporate expenses, including implementation costs for certain programs that are expected to result in margin improvements (see “—Overview” above), higher capital debt interest expense and lower income from our qualified pension plan, partially offset by higher net investment income.

Closed Block Division. Results for 2019 increased in comparison to 2018, primarily driven by an increase in net realized investment gains and related activity, higher net investment income, and an increase in net insurance activity including dividends to policyholders, partially offset by an increase on the policyholder dividend obligation.

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

Annualized New Business Premiums. In managing our Individual Life, Group Insurance and International Businesses, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the business, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single pay products. No other adjustments are made for limited pay contracts.

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

	December 31,
	2019	2018
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.6	$1.3
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	13.1	13.5
Dual currency and synthetic dual currency investments(2)	0.6	0.6
Total USD-equivalent equity foreign currency hedging instruments	13.7	14.1
Total foreign currency hedges	$14.3	$15.4
__________

(1)
Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $57.8 billion and $48.9 billion as of December 31, 2019 and 2018, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.

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

Impact of intercompany foreign currency exchange rate arrangements on segment results of operations

The financial results of our International Businesses and PGIM reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which certain of these segments’ non-USD-denominated earnings are translated at fixed currency exchange rates. The financial results of our Retirement segment reflected the impact of an intercompany foreign currency exchange arrangement with our Corporate and Other operations in 2017 prior to its termination effective January 1, 2018. This foreign currency exchange risk is now managed within our Retirement segment using a strategy that may include external hedges. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Businesses segment where we hedge certain currencies, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the year ended December 31, 2019, approximately 12% of the segment’s earnings were yen-based and, as of December 31, 2019, we have hedged 100%, 72% and 28% of expected yen-based earnings for 2020, 2021 and 2022, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Businesses segment’s results for 2019, 2018 and 2017 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 105, 111, and 112 yen per USD, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1,110, 1,150, and 1,130 Korean won per USD, respectively. We expect our 2020 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 104 yen per USD and Korean won-denominated earnings at a fixed currency exchange rate of 1,090 won per USD. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

For PGIM and certain other currencies within our International Businesses, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Businesses, PGIM and Retirement segments and for Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$49	$10	$3
PGIM	6	0	0
Retirement(1)	0	0	2
Impact of intercompany arrangements(2)	55	10	5
Corporate and Other:
Impact of intercompany arrangements(2)	(55)	(10)	(5)
Settlement gains (losses) on forward currency contracts(3)	67	(13)	(16)
Net benefit (detriment) to Corporate and Other	12	(23)	(21)
Net impact on consolidated revenues and adjusted operating income	$67	$(13)	$(16)
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

(3)
As of December 31, 2019, 2018 and 2017, the notional amounts of these forward currency contracts within our Corporate and Other operations were $1.9 billion, $2.6 billion and $2.8 billion, respectively, of which $0.6 billion, $1.3 billion and $1.5 billion, respectively, were related to our Japanese insurance operations.

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

In 2015 we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.7 billion and $3.2 billion as of December 31, 2019 and 2018, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 14% of the $2.7 billion balance as of December 31, 2019 will be recognized in 2020, approximately 12% will be recognized in 2021, and the remaining balance will be recognized from 2022 through 2051.

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

Insurance Assets

Deferred Policy Acquisition Costs and Deferred Sales Inducements

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholders’ account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 13 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements (“DSI”) over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums, gross profits, or gross margins, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Insurance Liabilities—Future Policy Benefits.” As of December 31, 2019, DAC and DSI for PFI excluding the Closed Block division were $19.7 billion and $0.9 billion, respectively, and DAC in our Closed Block division was $235 million.

Amortization methodologies

Gross Premiums. DAC associated with the non-participating term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Businesses segment is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.

Gross Profits. DAC and DSI associated with the variable and universal life policies of our Individual Life and International Businesses segments and the variable and fixed annuity contracts of our Individual Annuities and International Businesses segments are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as: i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances, less ii) benefits in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain businesses, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts, and index-linked crediting features of indexed universal life and fixed indexed annuity contracts and related hedging activities. For additional information on the significant inputs to the valuation models for these embedded derivatives including capital market assumptions and actuarially determined assumptions, see below “—Insurance Liabilities—Future Policy Benefits.” In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.”

Gross Margins. DAC associated with the traditional participating products of our Closed Block is amortized over the expected lives of these contracts in proportion to total gross margins. Total gross margins are defined as: i) amounts received from premiums, earned from investment of policyholder balances and other assessments, less ii) benefits paid, costs for contract administration, changes in the net level premium reserve for death and endowment benefits, annual policyholder dividends and other credits. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block results of operations. As of December 31, 2019, the excess of actual cumulative earnings over the expected cumulative earnings was $2,816 million.

The amortization methodologies for products not discussed above primarily relate to less significant DAC and DSI balances associated with products in our Group Insurance and Retirement segments, which comprised approximately 2% of the Company’s total DAC and DSI balances as of December 31, 2019.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity and variable life contracts, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity and variable life contracts and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and domestic and international variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of December 31, 2019, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.1% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 2.2% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC and DSI, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate and 10-year Japanese Government Bond yields unchanged and continue to grade to rates of 3.75% and 1.30%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for VOBA. VOBA is an intangible asset which represents an adjustment to the stated value of acquired in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts using the same methodology and assumptions used to amortize DAC and DSI (see “—Deferred Policy Acquisition Costs and Deferred Sales Inducements” above for additional information). VOBA is also subject to recoverability testing. As of December 31, 2019, VOBA was $1.1 billion, and included $0.8 billion related to the acquisition from American International Group (“AIG”) of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) in 2011. The remaining $0.3 billion primarily relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. The VOBA associated with the in-force contracts of the Star and Edison Businesses is less sensitive to assumption changes, as the majority is amortized in proportion to gross premiums which are more predictably stable compared to gross profits.

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•
For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”) unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are generally recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.

•
For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, a liability is established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The result of the benefit ratio method is that the liability at any point in time represents an accumulation of the portion of assessments received to date expected to be needed to fund future excess payments, less any excess payments already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

•
For certain product guarantees, primarily certain optional living benefit features of the variable annuity products in our Individual Annuities segment including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities.

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of December 31, 2019, represented 45% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Retirement. The reserves for future policy benefits of our Retirement segment, which as of December 31, 2019, represented 23% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Annuities. The reserves for future policy benefits of our Individual Annuities segment, which as of December 31, 2019, represented 5% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event.

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

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of December 31, 2019, represented 6% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, investment yield and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are primarily established using the reserving methodology for GMDB and GMIB contracts. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2019, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The liability is determined as the present value of expected future claim payments and expenses. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for Waiver of Premium, Claims In Course of Settlement and Claims Incurred But Not Reported. The Waiver of Premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The Claims In Course of Settlement reserve is based on the inventory of claims that have been reported but not yet paid. The Claims Incurred But Not Reported reserve is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2019, represented 3% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. Most contracts reflect assumptions updated in 2018 due to recognition of a premium deficiency. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expense assumptions. In addition, certain less significant reserves for our long-term care products, such as our disabled life reserves, are established using current best estimate actuarial assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2019, represented 16% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Profits Followed by Losses

In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. The PFL liability is based on our current estimate of the present value of the amount necessary to offset losses anticipated in future periods. Because the liability is measured on a discounted basis, there will also be accretion into future earnings through an interest charge, and the liability will ultimately be released into earnings as an offset to future losses. Historically, the Company’s PFL liabilities have been predominantly associated with certain universal life contracts that measure net GAAP reserves using current best estimate assumptions and accordingly, have been updated each quarter using current in-force and market data and as part of the annual assumption update. At the target accrual date (i.e., date of peak deficiency), the PFL liability transitions to a premium deficiency reserve and, for universal life products, will continue to be updated each quarter using current in-force and market data and as part of the annual assumption update.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. Our unearned revenue reserve (“URR”) also reported as a component of “Policyholders’ account balances” primarily relates to the variable and universal life products within our Individual Life and International Businesses segments and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC and DSI as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and fixed annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the impact that could result on each of the listed financial statement balances for the specified businesses from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2019 balances of changes in a single assumption and not changes in any combination of assumptions. The figures below are presented in aggregate for those businesses that are expected to experience a significant positive or negative impact as a result of the corresponding assumption change. Changes in current assumptions and the related impact that could result in the listed financial statement balances that are in excess of the amounts illustrated may occur in future periods. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided further above. For traditional long duration and limited payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long-duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in, and instead the positive impacts would be recognized into net income over the life of the policies in force.

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

•
The impacts of our Long-Term Care business, a component of our Divested and Run-off Businesses within our Corporate and Other operations. Long-Term Care business sensitivities are presented separately in the immediately following table (see “—Sensitivities for the Long-Term Care business within our Corporate and Other operations”). While the accounting for long-term care products primarily follows the locked-in assumptions model described above, as a result of our 2018 annual review and update of assumptions this business recognized a premium deficiency and unlocked and updated the previously locked-in assumptions used in the valuation model. Sensitivities are presented separately in order to provide stand-alone and supplementary information.

	December 31, 2019
	Increase (Decrease) in
Hypothetical change in current assumptions:	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances(1)	Net Impact
	(in millions)
Long-term interest rate(2):
Increase by 25 basis points	$65	$(60)	$125
Decrease by 25 basis points	$(65)	$60	$(125)

Long-term equity expected rate of return(3):
Increase by 50 basis points	$175	$(50)	$225
Decrease by 50 basis points	$(175)	$50	$(225)

NPR credit spread(4):
Increase by 50 basis points	$(390)	$(1,895)	$1,505
Decrease by 50 basis points	$435	$2,070	$(1,635)

Mortality(5):
Increase by 1%	$(50)	$(90)	$40
Decrease by 1%	$55	$100	$(45)

Lapse(6):
Increase by 10%	$(145)	$(835)	$690
Decrease by 10%	$160	$880	$(720)
__________

(1)	Includes GMDB/GMIB reserves, embedded derivative liabilities for certain living benefit guaranteed features, reserves for products with a premium deficiency, PFL liability, and URR.

(2)	Represents the impact of a parallel shift in the long-term interest rate yield curve for the Individual Life business and the Japanese insurance operations.

(3)	Represents the impact of an increase or decrease in the long-term equity expected rate of return for the Individual Annuities business.

(4)	Represents the impact of an increase or decrease in the NPR credit spread for the Individual Annuities and Individual Life businesses.

(5)	Represents the impact of an increase or decrease in mortality rates for the Individual Annuities and Individual Life businesses.

(6)	Represents the impact of an increase or decrease in lapse rates for the Individual Annuities and Individual Life businesses.

Sensitivities for the Long-Term Care business within Corporate and Other

The following table summarizes certain significant assumptions made in establishing reserves for long-term care products and the net impact that could result from changes in these assumptions should they occur. Under U.S. GAAP, reserves for long-term care products are primarily calculated using the locked-in assumptions concept described above. As such, the adverse hypothetical impacts illustrated in the table below are those that would increase our best estimate reserves and, when compared to our GAAP reserves, may cause a premium deficiency that would require us to unlock and update our assumptions and record a charge to net income. The favorable hypothetical impacts in the table below would decrease our best estimate reserves but they would not result in an immediate decrease to our GAAP reserves (given that we would be required to leave the current assumptions locked-in) and instead the positive impacts would be recognized into net income over the life of the policies in force.

The information below is for illustrative purposes and includes the impacts of changes in a single assumption and not changes in any combination of assumptions. As a result of emerging experience, changes in current assumptions and the related impact that could result in the listed financial statement balances that are in excess of the amounts illustrated may occur in future periods.

December 31, 2019
Assumption	Current Assumption	Assumption Change	Increase (Decrease) in Best Estimate Reserve (in millions)
Mortality Improvement	1% per year for 20 years	Decrease the duration of the 1% improvement per year: 10 years to none	($325) - ($750)
Expected Future Claim Payments / Base Morbidity	Based on Company and industry experience. No reflection of future claim management efficiencies	Increase / decrease in expected future claim payments: +5% to -5%	$525 - ($525)
Average Ultimate Lapse Rate	Individual: 0.8% Group: 0.6%	-10 basis points to +10 basis points	$100 - ($100)
Investment Rate(1)	Weighted average of 5.04%	-25 basis points to +25 basis points	$425 - ($425)
Expected Future Premium Rate Increase Approvals	Approximately $0.8 billion for the rate increase program(2)	Decrease / increase unapproved rate increases by: -10% to +10%	$80 - ($80)
__________

(1)
Investment rate reflects the expected investment yield over the life of the block of business, and is derived from the portfolio yield, current reinvestment rates and our intermediate and long-term assumption for investment yields.

(2)	Includes expected future premium rate increases and benefit reductions in lieu of rate increases, not yet approved.

Goodwill

As of December 31, 2019, our goodwill balance of $3,013 million is primarily reflected in the following reporting units: $2,128 million for Assurance IQ, $455 million for Retirement’s Full Service business, $254 million for PGIM, $156 million for Gibraltar Life and Other, and $10 million for Life Planner.

We test goodwill for impairment on an annual basis, as of December 31 of each year, or more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level which is equal to or one level below our operating segments. We performed a qualitative assessment of goodwill reflected in the Assurance IQ reporting unit and concluded there were no circumstances since the October 2019 acquisition that indicated the need for a further quantitative assessment. Our other reporting units elected to perform the quantitative two step test. For additional information on goodwill and the process for testing goodwill for impairment, see Note 2 and Note 10 to the Consolidated Financial Statements.

Life Planner, Gibraltar Life and Other, and PGIM completed a quantitative impairment analysis using an earnings multiple approach. The earnings multiple approach derives the value of a business based on comparison to publicly-traded comparable companies in similar lines of business. Each comparable company is analyzed based on various factors, including, but not limited to, financial risk, size, geographic diversification, profitability, adequate financial data, and an actively traded stock price. A multiple of price to earnings is developed for the comparable companies using independent analysts’ consensus estimates for each company’s 2020 forecasted earnings. The multiples are then aggregated and a mean and median multiple is calculated for the group. The lower of the mean or median multiple is then applied to the 2020 forecasted earnings of the reporting unit to develop a value. A control premium is then added to determine a total estimated fair value for the reporting unit.

In Retirement’s Full Service business, the quantitative impairment analysis was completed using a discounted cash flow approach. This approach calculates the value of a business by applying a discount rate reflecting a market expected rate of return of the reporting unit to its projected future cash flows. These projected future cash flows were based on our internal forecasts, an expected growth rate and a terminal value. The reporting unit expected rate of return represents the required rate of return on its total capitalization. The process of deriving reporting unit specific required rates of return begins with the calculation of an overall Company Weighted Average Cost of Capital, which includes the calculation of the required return on equity using a Capital Asset Pricing Model (“CAPM”). The CAPM is a generally accepted method for estimating an equity investor’s return requirement, and hence a company’s cost of equity capital. The calculation using the CAPM begins with the long-term risk-free rate of return, then applies a market risk premium for large company common stock, as well as company specific adjustments to address volatility versus the market. The Company then determines reporting unit specific required rates of return based on their relative volatilities, benchmarks results against reporting unit comparable companies, and ensures that the sum of the reporting unit required returns (after considering the impact of unallocated Corporate costs and capital) add up to the overall Company required return. This process results in reporting unit specific discount rates which are then applied to the expected future cash flows of Retirement’s Full Service business to estimate fair value.

After completion of the first step of the quantitative tests, the fair values exceeded the carrying amounts for each of the four reporting units tested and we concluded there was no impairment as of December 31, 2019. PGIM, Life Planner, Gibraltar Life and Other, and Retirement’s Full Service business had estimated fair values that exceeded their carrying amounts by a weighted average of 223%. Completion of the second step of the quantitative analysis is therefore not necessary.

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

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:

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

We determine our expected rate of return on plan assets based upon a building block approach that considers plan asset mix, risk free rates, inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, the effect of active management and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to the Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2019 was 6.25% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2018, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2019
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in expected rate of return by 100 bps	$(123)	$(14)
Decrease in expected rate of return by 100 bps	$123	$14

Foreign pension plans represent 5% of plan assets at the beginning of 2019. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $5 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to the Consolidated Financial Statements for information regarding the December 31, 2018 methodology we employed to determine our discount rate for 2019. Our assumed discount rate for 2019 was 4.30% for our domestic pension plans and 4.30% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2018, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2019
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in discount rate by 100 bps	$(114)	$(8)
Decrease in discount rate by 100 bps	$135	$7

Foreign pension plans represent 15% of plan obligations at the beginning of 2019. An increase in discount rate by 100 bps would result in a decrease in net periodic pension costs of $12 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $10 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2019, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2020, we will decrease the discount rate to 3.30% from 4.30% in 2019. The expected rate of return on plan assets will decrease to 6.00% in 2020 from 6.50% in 2019, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2019, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows:

	December 31, 2019
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation

	(in millions)
Increase in discount rate by 100 bps	$(1,576)	$(188)
Decrease in discount rate by 100 bps	$1,839	$208

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

In December 2017, Securities and Exchange Commission (“SEC”) staff issued “Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allowed the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 16 to the Consolidated Financial Statements for a discussion of provisional amounts related to The United States Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) included in “Total income tax expense (benefit) before equity in earnings of operating joint ventures” in 2017 and adjustments to provisional amounts recorded in 2018.

The Tax Act of 2017 includes a provision causing post-1986 unremitted foreign earnings of at least 10% owned non-U.S. affiliates to be included in the Company’s U.S. income tax base, with an election to pay the associated tax on an eight-year installment basis. Unremitted foreign earnings from certain operations in foreign jurisdictions that impose a withholding tax on dividends are considered to be permanently reinvested for purposes of determining the applicable withholding tax expense. See Note 16 to the Consolidated Financial Statements for a discussion of unremitted earnings for which the Company provides U.S. income taxes.

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2019 “Total income tax expense (benefit)” of $58 million.

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

Other Accounting Policies

For digital insurance brokerage placement services, the Company earns both initial and renewal commissions as compensation for the placement of insurance policies with insurance carriers. At the effective date of the policy, the Company records within “Other income” the expected lifetime revenue for the initial and renewal commissions considering estimates of the timing of future policy cancelations. These estimates are reassessed each reporting period and any changes in estimates are reflected in the current period.

Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment
PGIM

Business Update

•
In the first quarter of 2019, we completed the acquisition of Wadhwani Asset Management LLP, a London-based quantitative macro-focused investment management firm, and renamed the firm QMA Wadhwani LLP, which now operates as part of our QMA business with an independent investment platform.

•
In the third quarter of 2019, we completed the acquisition of our joint venture partner’s share of our India-based asset management joint venture, DHFL Pramerica Asset Managers, and re-named the business PGIM India Asset Management.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Operating results(1):
Revenues	$3,589	$3,294	$3,355
Expenses	2,591	2,335	2,376
Adjusted operating income	998	959	979
Realized investment gains (losses), net, and related adjustments	(1)	(10)	(4)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	8	(21)	95
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,005	$928	$1,070
 __________

(1)
Certain of PGIM’s investment activities are based in currencies other than the U.S. dollar and are therefore subject to foreign currency exchange rate risk. The financial results of PGIM include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on PGIM’s U.S. dollar-equivalent earnings. For more information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.

Adjusted Operating Income

2019 to 2018 Annual Comparison. Adjusted operating income increased $39 million. The increase reflected higher asset management fees due to an increase in average assets under management as a result of market appreciation and fixed income flows, partially offset by higher related expenses including certain long-term employee compensation plans driven by equity market performance. Also contributing to the increase were higher other related revenues, net of associated expenses, primarily driven by higher net performance-based incentive fees and higher strategic investing results due to favorable investment performance. These increases were partially offset by an increase in non-compensation related expenses, including those supporting business growth and charges associated with a joint venture.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$1,283	$1,204	$1,147
Retail customers(1)	878	867	800
General account	521	471	470
Total asset management fees	2,682	2,542	2,417
Other related revenues by source:
Incentive fees	169	59	197
Transaction fees	22	33	27
Strategic investing	79	57	88
Commercial mortgage(2)	110	121	127
Total other related revenues(3)	380	270	439
Service, distribution and other revenues(4)	527	482	499
Total revenues	$3,589	$3,294	$3,355
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

(4)
Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extended for ten years from the Wachovia Securities joint venture termination date of December 31, 2009 to December 31, 2019. The revenue from Wells Fargo under this agreement was $60 million, $70 million and $80 million for the years ended December 31, 2019, 2018 and 2017, respectively.

2019 to 2018 Annual Comparison. Revenues increased $295 million. Asset management fees increased primarily reflecting an increase in average assets under management as a result of market appreciation and fixed income flows. Other related revenues increased primarily driven by higher gross performance-based incentive fees and higher strategic investing results due to favorable investment performance. These increases were partially offset by charges associated with a joint venture.

Expenses increased $256 million, primarily reflecting higher compensation expenses attributable to growth in incentive fees and higher earnings, and costs for certain long-term employee compensation plans, as discussed above. Also contributing to the increase were higher non-compensation expenses including those supporting business growth initiatives and increased commissions related to higher sales of our retail products.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	December 31,
	2019	2018	2017
	(in billions)
Assets Under Management (at fair value):
Institutional customers:
Equity	$62.7	$54.7	$68.0
Fixed income	447.0	395.1	379.4
Real estate	43.1	43.7	42.1
Institutional customers(1)	552.8	493.5	489.5
Retail customers:
Equity	130.5	112.9	132.4
Fixed income	150.3	125.2	111.5
Real estate	2.0	2.0	1.7
Retail customers(2)	282.8	240.1	245.6
General account:
Equity	6.0	5.1	5.8
Fixed income	464.6	420.8	412.5
Real estate	2.0	1.9	1.9
General account	472.6	427.8	420.2
Total PGIM assets under management	$1,308.2	$1,161.4	$1,155.3

Assets under management within other reporting segments(3)	242.7	215.9	238.3
Total PFI assets under management	$1,550.9	$1,377.3	$1,393.6
__________

(1)	Consists of third-party institutional assets and group insurance contracts.

(2)
Consists of: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.

(3)
These amounts primarily include certain assets related to annuity and variable life products in our U.S. Individual Solutions division, retirement and group life products in our U.S. Workplace Solutions division, and certain general account assets of our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or our Chief Investment Officer Organization.

2019 to 2018 Annual Comparison. PGIM’s assets under management increased $147 billion to $1.308 trillion in 2019, primarily reflecting market appreciation and higher fixed income flows driven by strong retail sales and institutional flows.

The following table sets forth the component changes in PGIM’s assets under management by asset source for the periods indicated.

	December 31,
	2019	2018	2017
	(in billions)
Institutional Customers:
Beginning assets under management	$493.5	$489.5	$431.5
Net additions (withdrawals), excluding money market activity:
Third-party	(6.5)	14.1	11.6
Third-party via affiliates(1)	0.2	(0.5)	2.4
Total	(6.3)	13.6	14.0
Market appreciation (depreciation)(2)	62.4	(10.3)	42.9
Other increases (decreases)(3)	3.2	0.7	1.1
Ending assets under management	$552.8	$493.5	$489.5
Retail Customers:
Beginning assets under management	$240.1	$245.6	$209.2
Net additions (withdrawals), excluding money market activity:
Third-party	5.7	(0.4)	4.1
Third-party via affiliates(1)	(8.5)	2.3	(2.0)
Total	(2.8)	1.9	2.1
Market appreciation (depreciation)(2)	45.1	(7.2)	34.6
Other increases (decreases)(3)	0.4	(0.2)	(0.3)
Ending assets under management	$282.8	$240.1	$245.6
General Account:
Beginning assets under management	$427.8	$420.2	$399.4
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated	6.1	9.2	3.9
Total	6.1	9.2	3.9
Market appreciation (depreciation)(2)	36.8	(4.2)	15.1
Other increases (decreases)(3)	1.9	2.6	1.8
Ending assets under management	$472.6	$427.8	$420.2
Total assets under management	$1,308.2	$1,161.4	$1,155.3
__________

(1)
Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)	Includes income reinvestment, where applicable.

(3)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in gains of $0.6 billion, $1.2 billion and $4.7 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

Strategic Investments

The following table sets forth PGIM’s strategic investments at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2019	2018
	(in millions)
Co-Investments:
Real estate	$176	$207
Fixed income	479	438
Seed Investments:
Real estate	60	50
Public equity	770	738
Fixed income	333	272
Total	$1,818	$1,705

The increase of $113 million in strategic investments was primarily driven by strong fixed income investment performance.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	$1,301	$1,049	$1,244
Group Insurance	285	229	253
Total U.S. Workplace Solutions division	1,586	1,278	1,497
U.S. Individual Solutions division:
Individual Annuities	1,843	1,925	2,198
Individual Life	87	223	(191)
Total U.S. Individual Solutions division	1,930	2,148	2,007
Assurance IQ division:
Assurance IQ	(9)	0	0
Total Assurance IQ division	(9)	0	0
Total U.S. Businesses	3,507	3,426	3,504
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(1)	(1,881)	88	(991)
Charges related to realized investment gains (losses), net	(58)	(333)	588
Market experience updates(2)	(408)	0	0
Other adjustments(3)	(47)	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	(1)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,115	$3,180	$3,101
________

(1)	Prior period numbers have been reclassified to conform to current period presentation.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 22 to the Consolidated Financial Statements for additional information.

(3)
Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 22 to the Consolidated Financial Statements for additional information.

2019 to 2018 Annual Comparison. Adjusted operating income for our U.S. Businesses increased by $81 million primarily due to:

•	Higher net investment spread results driven by continued business growth and higher income on non-coupon investments and higher prepayment fee income;

•
An unfavorable impact from changes in market conditions on estimates of profitability in the prior period, which beginning with the second quarter of 2019 is excluded from adjusted operating income (see Note 22 to the Consolidated Financial Statements for additional information); and

•	A favorable comparative net impact from our annual reviews and update of assumptions and other refinements.

Partially offsetting these increases were the following items:

•	Higher expenses, including costs associated with business growth and business initiatives;

•	Lower fee income, net of distribution expenses and other associated costs, in our Individual Annuities business; and

•	Lower underwriting results in our Individual Life business.

U.S. Businesses—U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Operating results(1):
Revenues	$15,064	$16,825	$13,843
Benefits and expenses	13,763	15,776	12,599
Adjusted operating income	1,301	1,049	1,244
Realized investment gains (losses), net, and related adjustments(2)	332	(402)	123
Charges related to realized investment gains (losses), net	4	(5)	(90)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	(1)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,639	$641	$1,277
  __________

(1)
Certain of Retirement’s non-U.S. dollar-denominated earnings are from longevity reinsurance contracts, which are denominated in British pounds sterling, and are therefore subject to foreign currency exchange rate risk. For the year ended December 31, 2017, Retirement’s financial results include the impact of an intercompany arrangement with Corporate and Other designed to mitigate the impact of exchange rate changes on Retirement’s U.S. dollar-equivalent earnings. Effective January 1, 2018 this intercompany arrangement was terminated and the foreign currency exchange rate risk is now managed within Retirement using a strategy that may include external hedges. The impact of the agreement and the termination was not significant to Retirement’s results. For more information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.

(2)	Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

2019 to 2018 Annual Comparison. Adjusted operating income increased $252 million. Results for 2019 included a net benefit of $154 million from our annual reviews and update of assumptions and other refinements primarily driven by a reduction in expected benefit payments, while results for 2018 included a net charge of $68 million from these updates, primarily driven by updates to our assumptions for benefit payments. Excluding these impacts, adjusted operating income increased $30 million, primarily driven by higher net investment spread results, partially offset by higher expenses and less favorable reserve experience. The increase in net investment spread results primarily reflected higher income on non-coupon investments, higher prepayment fee income and higher asset balances within our pension risk transfer business, partially offset by the impact from higher crediting rates on full service account values. The increase in expenses was primarily driven by higher costs supporting business growth initiatives. The lower contribution from reserve experience primarily reflected lower mortality gains on a comparative basis within our pension risk transfer business.

Revenues, Benefits and Expenses

2019 to 2018 Annual Comparison. Revenues decreased $1,761 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $1,755 million. This decrease primarily reflected lower funded pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below. The decrease was partially offset by higher net investment income, primarily reflecting higher income on non-coupon investments, higher prepayment fee income and higher asset balances within our pension risk transfer business.

Benefits and expenses decreased $2,013 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $1,785 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in premiums discussed above, driven by lower comparative funded pension risk transfer premiums. The decrease was partially offset by an increase in interest credited to policyholders’ account balances, including the impact of higher crediting rates on experience-rated account balances and higher account values.

Account Values

Account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on most of our fee-based products varies with the level of fee-based account values, since many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA and general and administrative expenses. The following table shows the changes in the account values and net additions (withdrawals) of Retirement’s products for the periods indicated. Net additions (withdrawals) are plan sales and participant deposits or additions, as applicable, minus plan and participant withdrawals and benefits. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement business. For more information on internally-managed balances, see “—PGIM.”

	Year ended December 31,
	2019	2018	2017
	(in millions)
Full Service:
Beginning total account value	$231,669	$234,616	$202,802
Deposits and sales	36,394	33,116	29,527
Withdrawals and benefits	(35,706)	(26,429)	(24,811)
Change in market value, interest credited and interest income and other activity	40,091	(9,634)	27,098
Ending total account value	$272,448	$231,669	$234,616
Institutional Investment Products:
Beginning total account value	$200,759	$194,492	$183,376
Additions(1)	31,101	21,310	21,630
Withdrawals and benefits	(16,743)	(15,409)	(17,406)
Change in market value, interest credited and interest income	9,089	3,303	5,190
Other(2)	3,390	(2,937)	1,702
Ending total account value	$227,596	$200,759	$194,492
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the years ended December 31, 2019 and 2018, “Other” activity also includes $3,804 million in receipts offset by $3,104 million in payments and $3,497 million in receipts offset by $3,457 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

2019 to 2018 Annual Comparison. The increase in full service account values primarily reflected the favorable changes in the market value of customer funds and positive net plan sales.

The increase in institutional investment products account values primarily reflected net additions from funded pension risk transfer transactions and the favorable changes in the market value of account assets.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2019	2018	2017

	(in millions)
Operating results:
Revenues	$5,750	$5,685	$5,471
Benefits and expenses	5,465	5,456	5,218
Adjusted operating income	285	229	253
Realized investment gains (losses), net, and related adjustments	(20)	(38)	(53)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$265	$191	$200
Benefits ratio(1):
Group life(2)	87.4%	87.2%	88.9%
Group disability(2)	75.4%	75.8%	71.8%
Total Group Insurance(2)	84.7%	84.9%	85.8%
Administrative operating expense ratio(3):
Group life	12.7%	12.2%	11.2%
Group disability	24.1%	27.1%	29.4%
Total Group Insurance	15.2%	15.1%	14.6%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefits ratios reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 87.0%, 77.7% and 84.9% for 2019, respectively, 87.4%, 77.8% and 85.5% for 2018, respectively, and 88.7%, 78.9% and 86.9% for 2017, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

Adjusted Operating Income

2019 to 2018 Annual Comparison. Adjusted operating income increased $56 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for both 2019 and 2018 included a net benefit from this update of $9 million and $31 million, respectively. Excluding this item, adjusted operating income increased $78 million, primarily driven by more favorable underwriting results in our group disability and group life businesses, higher net investment spread results driven by higher income on non-coupon investments, and lower expenses driven by the absence of costs related to the termination of a third-party underwriting service provider contract in 2018. The more favorable underwriting results were driven by favorable claim experience on long-term products in our group disability business and favorable claim experience on non-experience rated contracts in our group life business.

Revenues, Benefits and Expenses

2019 to 2018 Annual Comparison. Revenues increased $65 million. Excluding an unfavorable comparative impact of $10 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $75 million. The increase primarily reflected higher premiums and policy charges and fee income driven by growth in our group disability business, with offsets in policyholders’ benefits and changes in reserves, as discussed below, and higher net investment income driven by higher income on non-coupon investments.

Benefits and expenses increased $9 million. Excluding an unfavorable comparative impact of $12 million resulting from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $3 million. The decrease primarily reflected lower general and administrative expenses driven by the absence of costs related to the termination of a third-party underwriting service provider contract in 2018, as discussed above. This decrease was partially offset by higher policyholders’ benefits and changes in reserves in our group disability business driven by business growth, with offsets in premiums and policy charges and fee income, as discussed above. The higher policyholders’ benefits and changes in reserves were partially offset by favorable claim experience in both our group life and disability businesses.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Year ended December 31,
	2019	2018	2017

	(in millions)
Annualized new business premiums(1):
Group life	$254	$376	$287
Group disability	159	183	153
Total	$413	$559	$440
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2019 to 2018 Annual Comparison. Total annualized new business premiums decreased $146 million compared to 2018, primarily driven by large life client sales in the prior year period.

U.S. Businesses—U.S. Individual Solutions Division

Individual Annuities

Our Individual Annuities business includes both fixed and variable annuities which may include optional guaranteed living benefits riders (e.g., GMIB, GMAB, GMWB and GMIWB), and/or optional death benefit riders (e.g., GMDB). We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine (subject to certain contractual minimums) or at rates based upon the performance of an index (subject to caps or participation rates). The drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific contractual features. Under U.S. GAAP, the reserves for GMIB and GMDB are accounted for in accordance with an insurance fulfillment accounting framework and the results are included in adjusted operating income in a manner generally consistent with U.S. GAAP.

In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for under U.S. GAAP as embedded derivatives and reported using a fair value accounting framework. For purposes of measuring segment performance, adjusted operating income excludes the changes in fair value and instead reflects the performance of these riders using an insurance fulfillment accounting framework. Under this framework, adjusted operating income recognized each period reflects the rider fees earned during the period, less the portion of such fees estimated to be required to cover future benefit payments and hedging costs. For more information on how we determine the portion of fees needed to cover estimated future benefit payments and hedging costs, see “—Risks and Risk Mitigants” below.

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Operating results:
Revenues	$4,995	$4,966	$5,110
Benefits and expenses	3,152	3,041	2,912
Adjusted operating income	1,843	1,925	2,198
Realized investment gains (losses), net, and related adjustments	(2,551)	846	(1,157)
Charges related to realized investment gains (losses), net	59	(407)	577
Market experience updates(1)	(100)	0	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(749)	$2,364	$1,618
________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 22 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2019 to 2018 Annual Comparison. Adjusted operating income decreased $82 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results from the annual reviews included a net charge of $12 million and a net benefit of $10 million in 2019 and 2018, respectively. Excluding this item, adjusted operating income decreased $60 million primarily driven by lower fee income, net of distribution expenses and other associated costs, and higher expenses, partially offset by higher net investment spread results and an unfavorable impact from changes in market conditions on the estimates of profitability in the prior period.

Fee income, net of distribution expenses and other associated costs, declined due to certain products reaching contractual milestones for fee tier reduction, unfavorable impacts from our living benefit guarantees as a result of declining interest rates, lower average account values resulting from net outflows which were partially offset by market appreciation, and higher capital hedge costs reflecting the impacts of equity market performance. The increase in expenses was primarily driven by initiatives to generate business growth. The increase in net investment income was primarily due to a higher level of invested assets. The unfavorable impact on the estimates of profitability in the prior period was driven by market conditions, and beginning with the second quarter of 2019, this activity is excluded from adjusted operating income (see Note 22 to the Consolidated Financial Statements for further information).

Revenues, Benefits and Expenses

2019 to 2018 Annual Comparison. Revenues increased $29 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, discussed above, revenues increased $47 million. The increase was driven by higher net investment income primarily reflecting a higher level of invested assets, and higher premiums mostly reflecting an increase in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below. These increases were partially offset by lower policy charges and fee income reflecting certain products reaching contractual milestones for fee tier reduction, unfavorable impacts from our living benefit guarantees as a result of declining interest rates, and lower average account values resulting from net outflows which were partially offset by market appreciation. Also contributing to the decrease were lower asset management and service fees and other income primarily due to higher capital hedge costs reflecting the impacts of equity market performance.

Benefits and expenses increased $111 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, discussed above, benefits and expenses increased $107 million primarily driven by policyholders’ benefits, including changes in reserves, due to higher reserve provisions resulting from an increase in single premium immediate annuity sales, with offsets in premiums, as discussed above.

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies primarily based on the level of account values. Additionally, our fee income generally drives other items such as the pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, policy charges and the impact of positive or negative market value changes. The annuity industry’s competitive and regulatory landscapes, which have been dynamic over the last few years, may impact our net flows, including new business sales. The following table sets forth account value information for the periods indicated.

	Year ended December 31,
	2019	2018	2017
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$151,080	$168,626	$156,783
Sales	9,720	8,270	5,894
Full surrenders and death benefits(2)	(9,374)	(8,958)	(7,372)
Sales, net of full surrenders and death benefits(2)	346	(688)	(1,478)
Partial withdrawals and other benefit payments(2)	(5,163)	(4,814)	(4,322)
Net flows	(4,817)	(5,502)	(5,800)
Change in market value, interest credited and other activity	27,072	(8,341)	21,355
Policy charges	(3,654)	(3,703)	(3,712)
Ending total account value	$169,681	$151,080	$168,626

__________

(1)
Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $164.9 billion, $147.3 billion and $165.1 billion as of December 31, 2019, 2018 and 2017, respectively. Fixed annuity account values were $4.8 billion, $3.7 billion and $3.5 billion as of December 31, 2019, 2018 and 2017, respectively.

(2)	Prior period amounts have been reclassified to conform to current period presentation.

2019 to 2018 Annual Comparison. The increase in account values during 2019 was primarily driven by favorable changes in the market value of contractholder funds, partially offset by net outflows and policy charges.

Sales, net of full surrenders and death benefits, for 2019 increased compared to 2018, primarily due to an increase in sales attributable to product design and pricing actions implemented to enhance product competitiveness in both our variable and fixed annuity products.

Risks and Risk Mitigants

Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate required to be credited to the customer’s account value, interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through a combination of product design features and external reinsurance. Our product design features include rate resetting subject to the guaranteed interest rate as well as surrender charges applied during the early years of the policy that help to provide protection for premature withdrawals. In addition, a portion our fixed products have a market value adjustment provision that provides protection of lapse in the case of rising interest rates. For information on our external reinsurance agreements, refer to the “Business” section.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) Asset Liability Management Strategy, and iii) Capital Hedge Program as discussed below. We also manage these risk exposures through external reinsurance. For information on our external reinsurance agreements, refer to the “Business” section and Note 14 to the Consolidated Financial Statements.

i.	Product Design Features:
A portion of the variable annuity contracts that we offer include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The automatic rebalancing feature associated with currently-sold variable annuity products with the highest daily benefit uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

ii.	Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives):

We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed through the accumulation of fixed income instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to help defray potential claims. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and OTC equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.

Under our ALM strategy, adjusted operating income includes the fees earned that are in excess of the estimated portion of fees required to cover expected claims and hedge costs for the economic liability. The portion of fees required to cover such costs is updated quarterly to reflect revised estimates and actual experience. The effectiveness of our hedging program is measured by comparing the change in value of our hedging assets to the change in value of the liability we are attempting to hedge and is reflected in adjusted operating income over time through the inclusion of actual hedge costs. Expected costs are updated periodically along with our expectation of claims. For adjusted operating income purposes, DAC and other costs are fully amortized over the life of the contracts proportional to our actual and estimated gross profits under the adjusted operating income framework described above.

The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy as of the periods indicated.

	December 31,
	2019	2018
	(in millions)
U.S. GAAP liability (including non-performance risk)	$12,697	$8,860
Non-performance risk adjustment	3,437	4,619
Subtotal	16,134	13,479
Adjustments including risk margins and valuation methodology differences	(4,385)	(4,084)
Economic liability managed through the ALM strategy	$11,749	$9,395

As of December 31, 2019, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments and derivatives, as compared to the changes in the embedded derivative liability these assets support. These differences can be primarily attributed to three distinct areas:

•
Different valuation methodologies in measuring the liability we intend to cover with fixed income instruments and derivatives versus the liability reported under U.S. GAAP—The valuation methodology utilized in estimating the economic liability we intend to defray with fixed income instruments and derivatives is different from that required to be utilized to measure the liability under U.S. GAAP. Additionally, the valuation of the economic liability excludes certain items that are included within the U.S. GAAP liability, such as NPR (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but not included in our best estimate).

•
Different accounting treatment between liabilities and assets supporting those liabilities—Under U.S. GAAP, changes in value of the embedded derivative liability and derivative instruments used to hedge a portion of the economic liability are immediately reflected in net income. In contrast, changes in fair value of fixed income instruments that support a portion of the economic liability are designated as available-for-sale and are recorded as unrealized gains (losses) in other comprehensive income versus net income.

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

The following table illustrates the net impact to our Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income for the periods indicated:

	Year ended December 31,
	2019	2018	2017
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(199)	$(234)	$620
Change in portions of U.S. GAAP liability, before NPR(3)	(254)	(959)	2,477
Change in the NPR adjustment	(1,064)	1,472	(3,890)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(1,517)	279	(793)
Related benefit (charge) to amortization of DAC and other costs	247	(190)	159
Net impact of assumption updates and other refinements	17	(173)	(85)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs	$(1,253)	$(84)	$(719)
_________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)	Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability.

For 2019, the loss of $1,253 million primarily reflected the impact of a $1,517 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by the impacts of declining interest rates and credit spreads tightening, partially offset by the favorable equity market performance. This net charge was partially offset by a benefit related to the amortization of DAC and other costs of $247 million.

For 2018, the loss of $84 million primarily reflected the impact of a $173 million charge from our annual review and update of assumptions, driven by modifications to both our actuarial assumptions, including updates to expected withdrawal rates, as well as to economic assumptions. These charges were largely offset by changes in the U.S. GAAP embedded derivative and hedge positions as a result of credit spreads widening, partially offset by declining interest rates and unfavorable equity market performance.

For information regarding the Risk Appetite Framework (“RAF”) we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital.”

iii.	Capital Hedge Program:
We employ a capital hedge program to hedge equity market impacts. The program is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. The changes in value of these derivatives are recognized in adjusted operating income over the expected duration of the capital hedge program.

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

The majority of our variable annuity contracts with living benefits guarantees, and all new contracts sold with our highest daily living benefits feature, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our ALM strategy. We may also utilize external reinsurance as a form of additional risk mitigation. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the automatic rebalancing feature are also managed through our ALM strategy. Certain legacy GMAB products include the automatic rebalancing feature but are not included in the ALM strategy.

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

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated.

	December 31,
	2019		2018		2017
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$111,535	68%	$101,496	69%	$114,686	69%
ALM strategy only(3)	7,703	5%	7,520	5%	9,317	6%
Automatic rebalancing only	732	1%	804	1%	1,003	1%
External reinsurance(4)	3,150	2%	2,873	2%	3,227	2%
PDI	16,296	9%	11,237	7%	9,996	5%
Other products	2,457	1%	2,306	2%	2,791	2%
Total living benefit/GMDB features	$141,873		$126,236		$141,020
GMDB features and other(5)	23,055	14%	21,103	14%	24,133	15%
Total variable annuity account value	$164,928		$147,339		$165,153
_________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.

(3)	Excludes PDI which is presented separately within this table.

(4)
Represents contracts subject to a reinsurance transaction with an external counterparty covering certain new HDI v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature. See Note 14 to the Consolidated Financial Statements for additional information.

(5)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated.

	Year ended December 31,
	2019	2018	2017

	(in millions)
Operating results:
Revenues	$6,115	$5,831	$4,974
Benefits and expenses	6,028	5,608	5,165
Adjusted operating income	87	223	(191)
Realized investment gains (losses), net, and related adjustments	358	(318)	96
Charges related to realized investment gains (losses), net	(121)	79	101
Market experience updates(1)	(308)	0	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$16	$(16)	$6
________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 22 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2019 to 2018 Annual Comparison. Adjusted operating income decreased $136 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2019 included a $208 million net charge from this annual review, mainly driven by unfavorable impacts related to mortality rate assumptions. Results for 2018 included a $65 million net charge from this annual review, mainly driven by unfavorable impacts related to lapse and mortality rate assumptions. Excluding this item, adjusted operating income increased $7 million, primarily reflecting a higher contribution from net investment spread results driven by higher income on non-coupon investments and higher prepayment fee income, and an unfavorable impact from changes in market conditions on estimates of profitability in the prior period. Beginning with the second quarter of 2019, the impact from this activity is excluded from adjusted operating income (see Note 22 to the Consolidated Financial Statements for additional information). These increases were mostly offset by lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, and the unfavorable ongoing impact of our annual reviews and update of assumptions and other refinements, and higher expenses.

Revenues, Benefits and Expenses

2019 to 2018 Annual Comparison. Revenues increased $284 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $321 million. This increase was primarily driven by an increase in net investment income from higher average invested assets resulting from business growth, higher income on non-coupon investments and higher prepayment fee income, and higher investment income from unaffiliated reserve financing activity that resulted in a corresponding increase in interest expense, as discussed below. Also contributing to the increase was higher policy charges and fee income driven by business growth and equity market appreciation.

Benefits and expenses increased $420 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $314 million. This increase was primarily driven by higher policyholders’ benefits and interest credited to account balances attributable to an unfavorable impact from mortality experience, net of reinsurance, the unfavorable ongoing impact of the assumption update and other refinements, as discussed above, and business growth. Also contributing to the increase was higher reserve financing costs, as discussed above.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	2019			2018			2017
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total

	(in millions)
Term Life	$27	$173	$200	$28	$185	$213	$30	$183	$213
Guaranteed Universal Life(1)	8	87	95	8	89	97	16	140	156
Other Universal Life(1)	38	117	155	45	105	150	37	88	125
Variable Life	78	200	278	54	109	163	35	95	130
Total	$151	$577	$728	$135	$488	$623	$118	$506	$624
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 4%, 7% and 15% of Guaranteed Universal Life and 0%, 0% and 1% of Other Universal Life annualized new business premiums for the years ended December 31, 2019, 2018 and 2017, respectively.

2019 to 2018 Annual Comparison. Total annualized new business premiums increased $105 million, primarily reflecting higher sales of variable life products driven by product design and pricing actions implemented in September 2018.

U.S. Businesses—Assurance IQ Division
Assurance IQ

Business Update

•
In October 2019, we completed the acquisition of Assurance IQ, a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs (see “Business” and Note 1 to the Consolidated Financial Statements for additional information).

Operating Results

The following table sets forth Assurance IQ’s operating results for the period indicated.

For Period Beginning on October 10, 2019 and Ending on December 31, 2019
(in millions)
Operating results:
Revenues	101
Expenses	110
Adjusted operating income	(9)
Other adjustments(1)	(47)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(56)
  __________

(1)
“Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 22 to the Consolidated Financial Statements.

Adjusted Operating Income

For the period from October 10, 2019 (“acquisition date”) to December 31, 2019, adjusted operating income was $(9) million. Adjusted operating income reflects the starting period of Assurance IQ’s earnings with Prudential and includes revenues, net of marketing and distribution expenses, related to seasonal enrollments within our health (Health Under 65 and Medicare) product line, which are generally most significant in the fourth quarter. Results also include operating expenses and amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements for additional information).

Revenues and Expenses

Revenues were $101 million, primarily reflecting commissions and marketing referral revenues from our health (Health Under 65 and Medicare), life insurance, and property and casualty product lines. Expenses were $110 million driven by marketing and distribution costs, general and administrative operating expenses, and amortization expenses related to intangible assets.

International Businesses

Business Update

•
In December 2019, our joint venture in Chile, Administradora de Fondos de Pensiones Habitat S.A. (“AFP Habitat”), acquired Administradora de Fondos de Pensiones Colfondos S.A. (“AFP Colfondos”), a leading provider of retirement services in Colombia.

•	The Company is exploring strategic options for its Korean insurance business.

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 105 yen per USD and Korean won at a rate of 1,110 won per USD, both of which were determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth International Businesses’ operating results for the periods indicated.

	Year ended December 31,
	2019	2018	2017

	(in millions)
Operating results:
Revenues:
Life Planner	$11,864	$11,176	$10,644
Gibraltar Life and Other	11,331	11,058	10,916
Total revenues	23,195	22,234	21,560
Benefits and expenses:
Life Planner	10,184	9,586	9,151
Gibraltar Life and Other	9,652	9,382	9,211
Total benefits and expenses	19,836	18,968	18,362
Adjusted operating income:
Life Planner	1,680	1,590	1,493
Gibraltar Life and Other	1,679	1,676	1,705
Total adjusted operating income	3,359	3,266	3,198
Realized investment gains (losses), net, and related adjustments(1)	1,311	172	985
Charges related to realized investment gains (losses), net	(14)	10	(18)
Market experience updates(2)	(44)	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(107)	(69)	(43)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$4,505	$3,379	$4,122
   __________

(1)	Prior period amounts have been updated to conform to current period presentation.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 22 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2019 to 2018 Annual Comparison. Adjusted operating income from our Life Planner operations increased $90 million including a net favorable impact of $19 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $1 million net benefit in 2019 compared to a $49 million net charge in 2018. The net charge in 2018 was primarily driven by the impact from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan.

Excluding these items, adjusted operating income from our Life Planner operations increased $21 million, primarily reflecting business growth in Japan, higher underwriting results driven by a favorable impact from mortality experience and policyholders’ behavior, and higher net investment spread results driven by higher income on non-coupon investments and higher prepayment fee income. Also contributing to the increase was an unfavorable impact from changes in market conditions on estimates of profitability in the prior period. Beginning in the second quarter of 2019, the impact from this activity is excluded from adjusted operating income (see Note 22 to the Consolidated Financial Statements for additional information). These increases were partially offset by higher expenses driven by updates to legal reserves, as well as higher costs including those related to business growth and business initiatives.

Adjusted operating income from our Gibraltar Life and Other operations increased $3 million including a net favorable impact of $14 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $7 million net benefit in 2019 compared to a $32 million net charge in 2018. The net benefit in 2019 reflected a net positive impact primarily related to updates to lapse assumptions. The net charge in 2018 was primarily driven by the impact from unfavorable economic assumption updates driven by a lower long-term interest rate assumption in Japan, as well as other refinements.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations decreased $50 million, primarily reflecting higher expenses related to costs associated with business growth and business initiatives, including enhancements to sales processes and distribution. Also contributing to the decrease were lower underwriting results driven by an unfavorable impact from mortality experience and policyholders’ behavior. These decreases were partially offset by the favorable impact from growth of business in force, higher net investment spread results driven by higher income on non-coupon investments and higher prepayment fee income, and higher other income driven by a favorable impact from our joint venture investments.

Revenues, Benefits and Expenses

2019 to 2018 Annual Comparison. Revenues from our Life Planner operations increased $688 million including a net unfavorable impact of $98 million from currency fluctuations and a net charge of $16 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $802 million, primarily driven by higher premiums related to the business growth, and higher net investment spread results driven by higher income on non-coupon investments and higher prepayment fee income.

Benefits and expenses from our Life Planner operations increased $598 million including a net favorable impact of $117 million from currency fluctuations and a net benefit of $66 million from our annual review and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $781 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by business growth, and higher expenses driven by updates to legal reserves, as well as higher costs including those related to business growth and business initiatives.

Revenues from our Gibraltar Life and Other operations increased $273 million, including a net favorable impact of $30 million from currency fluctuations. Excluding this item, revenues increased $243 million, primarily reflecting higher net investment results driven by higher income on non-coupon investments and higher prepayment fee income, and higher other income driven by a favorable impact from our joint venture investments.

Benefits and expenses from our Gibraltar Life and Other operations increased $270 million including a net unfavorable impact of $16 million from currency fluctuations and a net benefit of $39 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $293 million, primarily driven by an increase in policyholders’ benefits, including changes in reserves, driven by growth of business in force, and higher expenses related to costs associated with business growth and business initiatives, including enhancements to sales processes and distribution.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Year ended December 31,
	2019	2018	2017

	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$1,392	$1,257	$1,391
Gibraltar Life and Other	1,213	1,483	1,595
Total	$2,605	$2,740	$2,986
On a constant exchange rate basis:
Life Planner	1,420	1,262	1,402
Gibraltar Life and Other	1,219	1,490	1,619
Total	$2,639	$2,752	$3,021

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

2019 to 2018 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated.

	Year Ended December 31, 2019					Year Ended December 31, 2018
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total

	(in millions)
Life Planner	$769	$115	$430	$106	$1,420	$704	$119	$347	$92	$1,262
Gibraltar Life and Other:
Life Consultants	348	40	82	142	612	313	46	101	329	789
Banks(2)	378	0	38	12	428	413	1	28	38	480
Independent Agency	88	7	68	16	179	114	11	62	34	221
Subtotal	814	47	188	170	1,219	840	58	191	401	1,490
Total	$1,583	$162	$618	$276	$2,639	$1,544	$177	$538	$493	$2,752
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 1% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2019, and 0% and 71%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2018.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $158 million driven by growth in Life Planner headcount, as discussed below, as well as higher average premium sizes in our Japan, Korea and Brazil operations.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $271 million. Life Consultants sales decreased $177 million, primarily reflecting lower sales of USD-denominated fixed annuity products driven by declines in crediting rates, a lower Life Consultant headcount, as discussed below, and prioritization of our strategy to focus on recurring pay protection products. Bank channel sales decreased $52 million, primarily from lower sales of protection products and lower sales of USD-denominated products due to increased competition. Independent Agency sales decreased $42 million, primarily driven by the suspension of corporate term products in the first quarter of 2019 (see “Business—Regulation—International Taxation”) and declines in crediting rates for fixed annuity products.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated.

	As of December 31,
	2019	2018	2017
Life Planners:
Japan	4,356	4,183	3,941
All other countries	4,062	3,786	3,890
Gibraltar Life Consultants	7,403	7,964	8,326
Total	15,821	15,933	16,157

2019 to 2018 Comparison. The number of Life Planners increased by 449, driven by an increase of 173 in Japan as a result of recruiting efforts and fewer terminations. Life Planners increased by 276 in other operations, primarily due to increases in Brazil and Korea as a result of recruiting efforts. The number of Gibraltar Life Consultants decreased by 561, primarily reflecting more selective recruiting efforts and retention standards.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2019	2018	2017

	(in millions)
Operating results:
Capital debt interest expense	$(787)	$(726)	$(705)
Investment income, net of operating debt interest expense	171	86	96
Pension and employee benefits	149	195	157
Other corporate activities(1)	(1,299)	(838)	(985)
Adjusted operating income	(1,766)	(1,283)	(1,437)
Realized investment gains (losses), net, and related adjustments	(193)	216	(407)
Charges related to realized investment gains (losses), net	(53)	7	(26)
Market experience updates(2)	(10)	0	0
Divested and Run-off Businesses	452	(1,535)	38
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(6)	4	(19)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,576)	$(2,591)	$(1,851)
__________

(1)	Includes consolidating adjustments.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 22 to the Consolidated Financial Statements for additional information.

2019 to 2018 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $483 million. Net charges from other corporate activities increased $461 million, primarily reflecting implementation costs for certain programs that are expected to result in margin improvements, including a charge related to the Company’s Voluntary Separation Program (see “—Overview” above). The increase also reflected higher costs for long-term and deferred compensation plans tied to Company stock and equity market performance, and certain acquisition costs in the current period, partially offset by lower enhanced supervision costs and decreases in other corporate charges. Capital debt interest expense increased $61 million, reflecting higher average debt balances. Results for investment income, net of operating debt interest expense, increased $85 million, driven by an increase in net investment income driven by higher average invested assets and higher income on highly liquid assets. Beginning in the fourth quarter of 2019, the Company implemented certain changes that are expected to reduce market-based earnings volatility on the long-term and deferred compensation plans.

Results from pension and employee benefits were less favorable by $46 million, primarily reflecting lower income from our qualified pension plan, due to higher interest costs on plan obligations driven by the increase in interest rates in 2018.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2020, we will decrease the discount rate from 4.30% to 3.30% as of December 31, 2019. The expected rate of return on plan assets will decrease from 6.50% in 2019 to 6.00% in 2020. The assumed rate of increase in compensation will remain unchanged at 4.50%. Giving effect to the foregoing assumptions and other factors, we expect income from our qualified pension plan in 2020 to be approximately $25 million to $30 million higher than 2019 levels. The increase is driven by higher expected returns on plan assets due to higher than expected plan fixed income asset growth in 2019 as well as lower interest costs on the plan obligation due to the lower discount rate.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2020, we will decrease the discount rate from 4.30% to 3.25% as of December 31, 2019. The expected rate of return on plan assets will decrease from 7.00% in 2019 to 6.75% in 2020. Giving effect to the foregoing assumptions and other factors, we expect postretirement benefit expenses in 2020 to be approximately $20 million to $25 million lower than 2019 levels. The decrease in expenses is driven by higher expected returns on plan assets due to higher than expected asset growth in 2019, as well as lower interest costs on the plan obligation due to the lower discount rate.

In 2020, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, see Note 18 to the Consolidated Financial Statements.

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

	Year ended December 31,
	2019	2018	2017

	(in millions)
Long-Term Care	$469	$(1,458)	$42
Other	(17)	(77)	(4)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$452	$(1,535)	$38

Long-Term Care. Results for the year ended December 31, 2019 increased compared to 2018, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2019 included a $9 million net charge from these updates and results for 2018 included a $1,458 million net charge from these updates, including the removal of our assumption of expected future morbidity improvement, reflecting unfavorable morbidity experience relative to prior expectations. Excluding these items, results for 2019 increased compared to 2018, reflecting net realized investment gains in the current period compared to net realized investment losses in the prior year period, driven by the favorable comparative change in the market value of derivatives used for duration management. The increase also reflects the favorable comparative change in the market value of investments in equity securities.

Other. Results for the year ended December 31, 2019 reflect less unfavorable results in comparison to the prior year period primarily reflecting lower comparative losses in 2019 related to the sale of our Pramerica of Italy subsidiary, which closed in December 2019, and the exit of our PGIM Brazil operations in 2018, partially offset by the absence of a gain related to the sale of our Pramerica of Poland subsidiary in 2018.

Closed Block Division

The Closed Block division includes certain in-force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies (collectively, the “Closed Block”), as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 15 to the Consolidated Financial Statements for additional details.

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

As of December 31, 2019, the excess of actual cumulative earnings over the expected cumulative earnings was $2,816 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $3,332 million at December 31, 2019, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Year ended December 31,
	2019	2018	2017
	(in millions)
U.S. GAAP results:
Revenues	$5,642	$4,678	$5,826
Benefits and expenses	5,606	4,740	5,781
Income (loss) before income taxes and equity in earnings of operating joint ventures	$36	$(62)	$45

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2019 to 2018 Annual Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $98 million. Results for 2019 primarily reflected an increase in net realized investment gains and related activity primarily driven by gains from sales of fixed maturities and favorable changes in the value of equity securities. Net investment income increased primarily due to higher income on non-coupon investments and higher prepayment fee income, partially offset by lower income on fixed income investments. Net insurance activity results increased primarily as a result of a decrease in the 2020 dividend scale, partially offset by a decrease in premiums as a result of runoff of policies in force and higher benefit payments. As a result of the above and other variances, a $564 million increase in the policyholder dividend obligation was recorded in 2019, compared to a $508 million reduction in 2018. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

2019 to 2018 Annual Comparison. Revenues increased $964 million primarily driven by an increase in net realized investment gains and related activity, and net investment income, as discussed above.

Benefits and expenses increased $866 million, primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Income Taxes

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the reported income tax (benefit) expense are provided in the following table:

	Year Ended December 31,
	2019	2018	2017

	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$1,068	$1,015	$2,270
Non-taxable investment income	(270)	(246)	(369)
Foreign taxes at other than U.S. rate	225	349	(249)
Low-income housing and other tax credits	(118)	(112)	(126)
Changes in tax law	0	(321)	(2,858)
Other	42	137	(106)
Reported income tax expense (benefit)	$947	$822	$(1,438)
Effective tax rate	18.6%	17.0%	(22.2)%

Effective Tax Rate

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” Our effective tax rate for fiscal years 2019, 2018 and 2017 was 18.6%, 17.0%, and (22.2)%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 16 to the Consolidated Financial Statements. The increase in the effective tax rate from (22.2)% in 2017 to 17.0% in 2018, and to 18.6% in 2019 was primarily driven by the impacts of the Tax Act of 2017 in 2017 and 2018.

Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2019, 2018 and 2017 was $18 million, $20 million and $45 million, respectively. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

For additional information on income tax related items, see “Business—Regulation” and Note 16 to the Consolidated Financial Statements.

Experience-Rated Contractholder Liabilities,
Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments

Certain products included in the Retirement and International Businesses segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are carried at fair value. These investments are reflected on the Consolidated Statements of Financial Position as “Assets supporting experience-rated contractholder liabilities, at fair value.” Realized and unrealized gains (losses) for these investments are reported in “Other income (loss).” Interest and dividend income for these investments is reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives that support these experience-rated products are reflected on the Consolidated Statements of Financial Position as “Other invested assets” and are carried at fair value, and the realized and unrealized gains (losses) are reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the Consolidated Statements of Financial Position as “Commercial mortgage and other loans.” Gains (losses) on sales and changes in the valuation allowance for commercial mortgage and other loans are reported in “Realized investment gains (losses), net.”

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

In our International Businesses, the experience-rated products are fully participating. As a result, the entire return on the underlying investments is passed back to policyholders through a corresponding adjustment to the related liability.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Year ended December 31,
	2019	2018	2017
	(in millions)
Retirement:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$699	$(472)	$(57)
Change in experience-rated contractholder liabilities due to asset value changes	(682)	435	67
Gains (losses), net, on experienced rated contracts(2)(3)	$17	$(37)	$10
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$267	$(275)	$218
Change in experience-rated contractholder liabilities due to asset value changes	(267)	275	(218)
Gains (losses), net, on experienced rated contracts	$0	$0	$0
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$966	$(747)	$161
Change in experience-rated contractholder liabilities due to asset value changes	(949)	710	(151)
Gains (losses), net, on experienced rated contracts(2)(3)	$17	$(37)	$10

__________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

(2)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $7 million, $99 million and $18 million as of December 31, 2019, 2018 and 2017, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(3)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are an increase of $57 million, and decreases of $23 million and $21 million for the years ended December 31, 2019, 2018 and 2017, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division. We believe the amounts excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 15 to the Consolidated Financial Statements for further information on the Closed Block.

	As of December 31, 2019				As of December 31, 2018
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$349,720	$3,570	$41,376	$745	$314,911	$3,455	$38,745	$780
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	19,530	730	0	0	19,579	818	0	0
Equity securities	1,790	0	0	0	1,460	1	0	0
All other(2)	261	0	0	0	215	0	0	0
Subtotal	21,581	730	0	0	21,254	819	0	0
Fixed maturities, trading	3,628	275	256	12	3,048	204	195	2
Equity securities	5,140	557	2,245	76	4,316	604	1,784	67
Commercial mortgage and other loans	228	0	0	0	763	0	0	0
Other invested assets(3)	1,433	567	0	0	1,404	263	5	0
Short-term investments	3,789	119	147	36	5,040	65	453	24
Cash equivalents	8,855	99	151	32	9,027	59	451	18
Other assets	113	113	0	0	25	25	0	0
Separate account assets	288,724	1,717	0	0	254,066	1,534	0	0
Total assets	$683,211	$7,747	$44,175	$901	$613,854	$7,028	$41,633	$891
Future policy benefits	$12,831	$12,831	$0	$0	$8,926	$8,926	$0	$0
Policyholders’ account balances	1,316	1,316	0	0	56	56	0	0
Other liabilities(3)	928	105	8	0	135	0	0	0
Notes issued by consolidated variable interest entities (“VIEs”)	800	800	0	0	595	595	0	0
Total liabilities	$15,875	$15,052	$8	$0	$9,712	$9,577	$0	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.1% and 2.0%, respectively, as of December 31, 2019 and 1.1% and 2.1%, respectively, as of December 31, 2018.

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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.8 billion of public fixed maturities as of December 31, 2019 with values primarily based on indicative broker quotes, and approximately $2.8 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

Embedded derivatives reported in “Future policy benefits” and “Policyholders’ account balances” that are included in level 3 of our fair value hierarchy represent general account liabilities pertaining to living benefit features of the Company’s variable annuity contracts and the index-linked interest credited features on certain life and annuity products. These are carried at fair value with changes in fair value included in “Realized investment gains (losses), net.” These embedded derivatives are valued using internally-developed models that require significant estimates and assumptions developed by management. Changes in these estimates and assumptions can have a significant impact on the results of our operations.

For additional information about the valuation techniques and the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2019, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division, including the impact of derivatives, was approximately 7 years. As of December 31, 2019, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, was between 11 and 12 years and represented a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

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

In executing the activities on behalf of the general account portfolio, Prudential investment management units are incorporating environmental, social and governance factors into their respective investment processes as appropriate. These factors include investing in opportunities to support diversity and inclusion and to help mitigate climate change by pursuing relevant investments across asset classes.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	December 31, 2019
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$296,382	64.9%	$29,011	$325,393
Public, held-to-maturity, at amortized cost	1,705	0.4	0	1,705
Private, available-for-sale, at fair value	52,750	11.6	12,365	65,115
Private, held-to-maturity, at amortized cost	228	0.1	0	228
Fixed maturities, trading, at fair value	2,467	0.5	256	2,723
Assets supporting experience-rated contractholder liabilities, at fair value	21,597	4.7	0	21,597
Equity securities, at fair value	4,586	1.0	2,245	6,831
Commercial mortgage and other loans, at book value	54,671	12.0	8,629	63,300
Policy loans, at outstanding balance	7,832	1.7	4,264	12,096
Other invested assets(1)	9,210	2.0	3,334	12,544
Short-term investments	5,223	1.1	227	5,450
Total general account investments	456,651	100.0%	60,331	516,982
Invested assets of other entities and operations(2)	5,778		0	5,778
Total investments	$462,429		$60,331	$522,760

	December 31, 2018
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$269,109	64.8%	$26,203	$295,312
Public, held-to-maturity, at amortized cost	1,745	0.4	0	1,745
Private, available-for-sale, at fair value	45,328	10.9	12,542	57,870
Private, held-to-maturity, at amortized cost	268	0.1	0	268
Fixed maturities, trading, at fair value	1,893	0.5	195	2,088
Assets supporting experience-rated contractholder liabilities, at fair value	21,254	5.1	0	21,254
Equity securities, at fair value	3,849	0.9	1,784	5,633
Commercial mortgage and other loans, at book value	50,251	12.1	8,782	59,033
Policy loans, at outstanding balance	7,606	1.8	4,410	12,016
Other invested assets(1)	8,407	2.0	3,316	11,723
Short-term investments	5,948	1.4	478	6,426
Total general account investments	415,658	100.0%	57,710	473,368
Invested assets of other entities and operations(2)	5,877		0	5,877
Total investments	$421,535		$57,710	$479,245
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

The increase in general account investments attributable to PFI excluding the Closed Block division in 2019 was primarily due to market appreciation from a decrease in U.S. and Japan interest rates and tighter credit spreads, the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Consolidated Financial Statements.

As of December 31, 2019 and 2018, 42% and 43%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	December 31,
	2019	2018
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$142,220	$133,084
Public, held-to-maturity, at amortized cost	1,705	1,745
Private, available-for-sale, at fair value	19,189	16,222
Private, held-to-maturity, at amortized cost	228	268
Fixed maturities, trading, at fair value	492	328
Assets supporting experience-rated contractholder liabilities, at fair value	2,777	2,441
Equity securities, at fair value	2,185	1,972
Commercial mortgage and other loans, at book value	19,138	17,228
Policy loans, at outstanding balance	2,859	2,715
Other invested assets(1)	2,187	1,957
Short-term investments	165	451
Total Japanese general account investments	$193,145	$178,411
__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in 2019 was primarily attributable to market appreciation from a decrease in U.S. and Japan interest rates and tighter credit spreads, the reinvestment of net investment income and net business inflows.

As of December 31, 2019, our Japanese insurance operations had $77.1 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $62.4 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. As of December 31, 2018, our Japanese insurance operations had $64.9 billion, at carrying value, of investments denominated in U.S. dollars, including $2.5 billion that were hedged to yen through third-party derivative contracts and $50.0 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure on U.S. dollar-equivalent equity. The $12.2 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2018 was primarily attributable to the impact of the decrease in the U.S. treasury bond rates and credit rate spreads, portfolio growth as a result of net business inflows and the reinvestment of net investment income.

Our Japanese insurance operations had $9.9 billion and $10.1 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars, as of December 31, 2019 and 2018, respectively. The $0.2 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2018 was primarily attributable to the run off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Segment Results of Operations—Impact of Foreign Currency Exchange Rates” above.

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

	Year Ended December 31, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.71%	$7,567	2.87%	$3,842	3.87%	$11,409	$1,713	$13,122
Assets supporting experience-rated contractholder liabilities	3.61	678	1.99	52	3.42	730	0	730
Equity securities	2.30	49	3.27	66	2.77	115	45	160
Commercial mortgage and other loans	4.21	1,406	4.29	767	4.24	2,173	388	2,561
Policy loans	5.36	256	3.92	107	4.84	363	255	618
Short-term investments and cash equivalents	2.58	373	3.40	27	2.62	400	32	432
Gross investment income	4.41	10,329	3.04	4,861	3.86	15,190	2,433	17,623
Investment expenses	(0.13)	(400)	(0.14)	(280)	(0.13)	(680)	(209)	(889)
Investment income after investment expenses	4.28%	9,929	2.90%	4,581	3.73%	14,510	2,224	16,734
Other invested assets(3)		378		184		562	99	661
Investment results of other entities and operations(4)		190		0		190	0	190
Total investment income		$10,497		$4,765		$15,262	$2,323	$17,585

	Year Ended December 31, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.68%	$7,004	2.93%	$3,707	3.87%	$10,711	$1,692	$12,403
Assets supporting experience-rated contractholder liabilities	3.62	674	1.81	46	3.41	720	0	720
Equity securities	2.28	48	3.45	72	2.86	120	45	165
Commercial mortgage and other loans	4.03	1,299	3.96	623	4.01	1,922	407	2,329
Policy loans	5.44	258	3.92	101	4.91	359	263	622
Short-term investments and cash equivalents	2.20	265	2.83	33	2.25	298	30	328
Gross investment income	4.36	9,548	3.04	4,582	3.82	14,130	2,437	16,567
Investment expenses	(0.15)	(397)	(0.13)	(237)	(0.14)	(634)	(204)	(838)
Investment income after investment expenses	4.21%	9,151	2.91%	4,345	3.68%	13,496	2,233	15,729
Other invested assets(3)		221		93		314	55	369
Investment results of other entities and operations(4)		78		0		78	0	78
Total investment income		$9,450		$4,438		$13,888	$2,288	$16,176

	Year Ended December 31, 2017
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.61%	$6,464	3.06%	$3,624	3.90%	$10,088	$1,770	$11,858
Assets supporting experience-rated contractholder liabilities	3.61	695	1.73	41	3.40	736	0	736
Equity securities	5.75	247	2.91	79	4.65	326	50	376
Commercial mortgage and other loans	4.13	1,285	4.05	515	4.10	1,800	449	2,249
Policy loans	5.41	250	4.00	97	4.92	347	271	618
Short-term investments and cash equivalents	1.31	158	1.25	14	1.31	172	25	197
Gross investment income	4.02	9,099	3.11	4,370	3.66	13,469	2,565	16,034
Investment expenses	(0.14)	(306)	(0.12)	(184)	(0.13)	(490)	(177)	(667)
Investment income after investment expenses	3.88%	8,793	2.99%	4,186	3.53%	12,979	2,388	15,367
Other invested assets(3)		498		132		630	265	895
Investment results of other entities and operations(4)		173		0		173	0	173
Total investment income		$9,464		$4,318		$13,782	$2,653	$16,435
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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.81%, 3.77% and 3.68% for the years ended December 31, 2019, 2018 and 2017, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for 2019 compared to 2018 was primarily the result of higher fixed income prepayment fees and call premiums and higher returns on short-term investments based on an increase in short-term rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for 2019 compared to 2018 was primarily the result of lower reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $47.5 billion and $44.3 billion, for the years ended December 31, 2019 and 2018, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.4 billion and $9.8 billion, for the years ended December 31, 2019 and 2018, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division and the Closed Block division by investment type as well as related charges and adjustments, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$(53)	$(23)	$(36)
Due to securities actively marketed for sale	(4)	(24)	(12)
Due to credit or adverse conditions of the respective issuer(1)	(175)	(169)	(121)
OTTI losses on fixed maturities recognized in earnings(2)	(232)	(216)	(169)
Net gains (losses) on sales and maturities	867	504	577
Fixed maturity securities(3)	635	288	408
OTTI losses on equity securities recognized in earnings(4)	0	0	(23)
Net gains (losses) on sales and maturities	0	0	588
Equity securities(5)	0	0	565
Commercial mortgage and other loans	(6)	(15)	(2)
Derivatives	(1,623)	1,249	(1,061)
OTTI losses on other invested assets recognized in earnings(6)	(18)	(7)	(19)
Other net gains (losses)	70	106	18
Other	52	99	(1)
Subtotal	(942)	1,621	(91)
Investment results of other entities and operations(7)	(38)	226	(11)
Total — PFI excluding Closed Block Division	(980)	1,847	(102)
Related adjustments	216	(1,381)	(500)
Realized investment gains (losses), net, and related adjustments	(764)	466	(602)
Related charges	(125)	(316)	544
Realized investment gains (losses), net, and related charges and adjustments	$(889)	$150	$(58)
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity	$(56)	$(28)	$(15)
Due to securities actively marketed for sale	0	(9)	(13)
Due to credit or adverse conditions of the respective issuer(1)	(27)	(26)	(70)
OTTI losses on fixed maturities recognized in earnings(2)	(83)	(63)	(98)
Net gains (losses) on sales and maturities	417	3	271
Fixed maturity securities(3)	334	(60)	173
OTTI losses on equity securities recognized in earnings(4)	0	0	(4)
Net gains (losses) on sales and maturities	0	0	505
Equity securities(5)	0	0	501
Commercial mortgage and other loans	3	(6)	0
Derivatives	193	193	(128)
OTTI losses on other invested assets recognized in earnings(6)	0	(1)	(14)
Other net gains (losses)	(9)	4	2
Other	(9)	3	(12)
Subtotal — Closed Block Division	521	130	534
Consolidated PFI realized investment gains (losses), net	$(459)	$1,977	$432

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

2019 to 2018 Annual Comparison

Net gains on sales and maturities of fixed maturity securities were $867 million and $504 million for the years ended December 31, 2019 and 2018, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $1,623 million, for the year ended December 31, 2019, primarily included:

•	$2,677 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and

•	$1,070 million of losses on capital hedges due to increases in equity indices.

Partially offsetting these losses were:

•	$1,354 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$378 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro;

•	$145 million of gains for fees earned on fee-based synthetic GICs; and

•	$124 million of gains on credit default swaps primarily due to spreads tightening.

Net realized gains on derivative instruments of $1,249 million, for the year ended December 31, 2018, primarily included:

•	$575 million of gains on foreign currency hedges due to U.S. dollar and Japanese yen appreciation;

•	$529 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$363 million of gains on capital hedges due to decreases in equity indices; and

•	$150 million of gains for fees earned on fee-based synthetic GICs.

Partially offsetting these gains were:

•	$362 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities” above.
Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the years ended December 31, 2019 and 2018 reflected related adjustments of net positive of $216 million and net negative $1,381 million, respectively. Both periods’ results reflected settlements and changes in values related to interest rate and currency derivatives, as well as changes in fair value of equity securities recorded in “Other income (loss).”
Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the years ended December 31, 2019 and 2018 reflected net related charges of $125 million and $316 million, respectively. Both periods’ results were primarily driven by the impact of derivative activity on the amortization of DAC and other costs and certain policyholder reserves.
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

Retail-Related Investments

As of December 31, 2019, PFI excluding the Closed Block division had retail-related investments of approximately $14 billion consisting primarily of $6 billion of corporate fixed maturities of which 90% were considered investment grade; $7 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 51% and weighted-average debt service coverage ratio of 2.43 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs.

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

General Account Investments of PFI excluding Closed Block Division

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 15 to the Consolidated Financial Statements for further information on the Closed Block.

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

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity, as of the date indicated:

	December 31, 2019
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2020	$10,693	3.5%
Maturing in 2021	10,825	3.5
Maturing in 2022	10,097	3.3
Maturing in 2023	11,959	3.8
Maturing in 2024	12,591	4.1
Maturing in 2025	11,697	3.8
Maturing in 2026	13,689	4.4
Maturing in 2027	13,726	4.4
Maturing in 2028	10,586	3.4
Maturing in 2029	12,936	4.2
Maturing in 2030	8,126	2.6
Maturing in 2031 and beyond	159,344	51.5
Total corporate & government securities	286,269	92.5
Asset-backed securities	9,832	3.2
Commercial mortgage-backed securities	10,211	3.3
Residential mortgage-backed securities	3,265	1.0
Total fixed maturities	$309,577	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2019				December 31, 2018
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate securities:
Finance	$35,338	$2,860	$85	$38,113	$29,831	$726	$724	$29,833
Consumer non-cyclical	24,941	2,846	112	27,675	24,136	1,172	748	24,560
Utility	22,341	2,498	81	24,758	22,179	1,073	624	22,628
Capital goods	12,287	1,150	83	13,354	11,623	561	386	11,798
Consumer cyclical	10,871	994	45	11,820	11,001	429	330	11,100
Foreign agencies	5,670	928	10	6,588	5,946	785	91	6,640
Energy	12,922	1,126	186	13,862	11,753	524	553	11,724
Communications	5,916	939	34	6,821	6,163	455	234	6,384
Basic industry	5,949	499	38	6,410	5,431	238	158	5,511
Transportation	9,443	833	34	10,242	8,633	428	225	8,836
Technology	3,395	278	13	3,660	3,855	155	99	3,911
Industrial other	3,894	351	33	4,212	3,764	151	154	3,761
Total corporate securities	152,967	15,302	754	167,515	144,315	6,697	4,326	146,686
Foreign government(3)	98,771	20,940	63	119,648	97,087	16,942	301	113,728
Residential mortgage-backed(4)	3,265	175	1	3,439	3,205	120	31	3,294
Asset-backed	9,832	123	34	9,921	9,803	122	62	9,863
Commercial mortgage-backed	10,211	441	9	10,643	8,953	87	86	8,954
U.S. Government	24,938	4,511	94	29,355	22,290	2,563	569	24,284
State & Municipal	9,593	1,327	7	10,913	9,456	607	63	10,000
Total(5)	$309,577	$42,819	$962	$351,434	$295,109	$27,138	$5,438	$316,809
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)
Includes $369 million of gross unrealized gains, as of December 31, 2019, compared to $359 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2018, on securities classified as held-to-maturity.

(3)
As of December 31, 2019 and 2018, based on amortized cost, 77% and 76%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 11% of the balance.

(4)	As of both December 31, 2019 and 2018, based on amortized cost, more than 99% were rated A or higher.

(5)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The increase in net unrealized gains from December 31, 2018 to December 31, 2019 was primarily due to a decrease in U.S. and Japan interest rates and credit spread tightening.

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

The following table sets forth our fixed maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2019				December 31, 2018
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)(4)	Fair Value
	(in millions)
1	$233,782	$36,274	$287	$269,769	$222,290	$24,138	$2,568	$243,860
2	59,304	5,216	384	64,136	55,768	2,267	1,999	56,036
Subtotal High or Highest Quality Securities(5)	293,086	41,490	671	333,905	278,058	26,405	4,567	299,896
3	10,033	854	93	10,794	10,149	330	408	10,071
4	4,914	248	98	5,064	5,254	291	368	5,177
5	1,280	196	83	1,393	1,395	99	77	1,417
6	264	31	17	278	253	13	18	248
Subtotal Other Securities(6)(7)	16,491	1,329	291	17,529	17,051	733	871	16,913
Total fixed maturities	$309,577	$42,819	$962	$351,434	$295,109	$27,138	$5,438	$316,809
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of December 31, 2019 and 2018, 796 securities with amortized cost of $3,073 million (fair value, $3,130 million) and 1,744 securities with amortized cost of $9,079 million (fair value, $9,135 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
Includes $369 million of gross unrealized gains, as of December 31, 2019, compared to $359 million of gross unrealized gains and less than $1 million of gross unrealized losses, as of December 31, 2018, on securities classified as held-to-maturity.

(4)
As of December 31, 2019, includes gross unrealized losses of $188 million on public fixed maturities and $103 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2018, includes gross unrealized losses of $591 million on public fixed maturities and $280 million on private fixed maturities considered to be other than high or highest quality.

(5)
On an amortized cost basis, as of December 31, 2019, includes $249,884 million of public fixed maturities and $43,202 million of private fixed maturities and, as of December 31, 2018, includes $238,824 million of public fixed maturities and $39,234 million of private fixed maturities.

(6)
On an amortized cost basis, as of December 31, 2019, includes $9,049 million of public fixed maturities and $7,442 million of private fixed maturities and, as of December 31, 2018, includes $10,588 million of public fixed maturities and $6,463 million of private fixed maturities.

(7)
On an amortized cost basis, as of December 31, 2019, securities considered below investment grade based on lowest of external rating agency ratings total $17,527 million, or approximately 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	December 31, 2019				December 31, 2018
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$9,381	$9,377	$8,128	$8,454	$9,188	$9,151	$7,523	$7,528
AA	288	304	2,068	2,173	405	430	1,415	1,410
A	5	6	6	7	30	36	6	7
BBB	12	12	9	9	15	15	9	9
BB and below	146	222	0	0	165	231	0	0
Total(4)	$9,832	$9,921	$10,211	$10,643	$9,803	$9,863	$8,953	$8,954
__________

(1)
The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2019, including S&P, Moody’s, Fitch Ratings Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”).

(2)	Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans, credit cards and other asset types.

(3)	As of December 31, 2019 and 2018, based on amortized cost, 97% and 96% were securities with vintages of 2013 or later, respectively.

(4)
Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading” as well as securities held outside the general account in other entities and operations.

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2019		December 31, 2018
	Collateralized Loan Obligations
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,294	$7,271	$7,355	$7,318
AA	0	0	0	0
A	0	0	0	0
BBB	0	0	0	0
BB and below	0	0	0	0
Total(2)	$7,294	$7,271	$7,355	$7,318
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2019, including S&P, Moody’s, Fitch and Morningstar.

(2)
Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading” as well as securities held outside the general account in other entities and operations.

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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2019	December 31, 2018
	(in millions)
Commercial mortgage and agricultural property loans	$53,928	$49,524
Uncollateralized loans	656	658
Residential property loans	124	158
Other collateralized loans	65	17
Total recorded investment gross of allowance(1)	54,773	50,357
Allowance for credit losses	(102)	(106)
Total net commercial mortgage and other loans(2)	$54,671	$50,251
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both December 31, 2019 and 2018.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,061	33.5%	$16,553	33.4%
South Atlantic	8,943	16.6	8,633	17.4
Middle Atlantic	6,664	12.4	6,088	12.3
East North Central	3,413	6.3	2,813	5.7
West South Central	5,439	10.1	5,044	10.2
Mountain	2,442	4.5	2,508	5.0
New England	1,902	3.5	1,879	3.8
West North Central	454	0.8	476	1.0
East South Central	622	1.2	595	1.2
Subtotal-U.S.	47,940	88.9	44,589	90.0
Europe	3,781	7.0	3,077	6.2
Asia	886	1.6	733	1.5
Other	1,321	2.5	1,125	2.3
Total commercial mortgage and agricultural property loans	$53,928	100.0%	$49,524	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,224	22.7%	$10,490	21.2%
Retail	6,524	12.1	6,693	13.5
Office	11,203	20.8	10,971	22.1
Apartments/Multi-Family	15,176	28.1	13,818	27.9
Agricultural properties	2,856	5.3	2,710	5.5
Hospitality	2,066	3.8	1,587	3.2
Other	3,879	7.2	3,255	6.6
Total commercial mortgage and agricultural property loans	$53,928	100.0%	$49,524	100.0%

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

As of December 31, 2019, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.46 times and a weighted-average loan-to-value ratio of 56%. As of December 31, 2019, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2019, the weighted-average debt service coverage ratio was 2.68 times, and the weighted-average loan-to-value ratio was 63%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.8 billion and approximately $0.7 billion of such loans as of December 31, 2019 and 2018, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of December 31, 2019, there were no loan-specific reserves related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	December 31, 2019
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$28,720	$676	$166	$29,562
60%-69.99%	14,768	968	42	15,778
70%-79.99%	7,670	595	28	8,293
80% or greater	179	114	2	295
Total commercial mortgage and agricultural property loans	$51,337	$2,353	$238	$53,928

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	December 31, 2019
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2019	$9,726	18.0%
2018	8,699	16.1
2017	7,365	13.7
2016	6,603	12.2
2015	6,231	11.6
2014	4,843	9.0
2013	4,972	9.2
2012 & Prior	5,489	10.2
Total commercial mortgage and agricultural property loans	$53,928	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity, as of the date indicated:

	December 31, 2019
	Gross Carrying Value	% of Total
Vintage	($ in millions)
Maturing in 2020	$2,572	4.7%
Maturing in 2021	3,015	5.5
Maturing in 2022	3,993	7.3
Maturing in 2023	3,534	6.4
Maturing in 2024	5,922	10.8
Maturing in 2025	6,576	12.0
Maturing in 2026	5,839	10.7
Maturing in 2027	4,668	8.5
Maturing in 2028	5,019	9.2
Maturing in 2029	4,694	8.6
Maturing in 2030	2,834	5.2
Maturing in 2031 and beyond	6,107	11.1
Total commercial mortgage and other loans	$54,773	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2019	December 31, 2018
	(in millions)
Allowance, beginning of period	$106	$91
Addition to (release of) allowance for credit losses	(4)	15
Allowance, end of period	$102	$106
Loan-specific reserve	$1	$11
Portfolio reserve	$101	$95

The allowance for credit losses as of December 31, 2019 decreased compared to December 31, 2018 primarily due to the payoff of a loan included in the loan-specific reserve.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2019				December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$817	$258	$1	$1,074	$769	$87	$13	$843
Other Common Stocks	2,429	1,091	57	3,463	2,353	751	118	2,986
Non-redeemable Preferred Stocks	51	3	5	49	24	0	4	20
Total equity securities, at fair value(1)	$3,297	$1,352	$63	$4,586	$3,146	$838	$135	$3,849
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $586 million and $(569) million during the year ended December 31, 2019 and 2018, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2019	December 31, 2018
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,740	$2,318
Hedge funds	1,362	836
Real estate-related	792	544
Subtotal equity method	4,894	3,698
Fair value:
Private equity	990	938
Hedge funds	1,233	1,256
Real estate-related	50	44
Subtotal fair value	2,273	2,238
Total LPs/LLCs	7,167	5,936
Real estate held through direct ownership(1)	1,350	1,777
Derivative instruments	73	42
Other(2)	620	652
Total other invested assets	$9,210	$8,407
__________

(1)	As of December 31, 2019 and 2018, real estate held through direct ownership had mortgage debt of $537 million and $776 million, respectively.

(2)
Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements.

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

	December 31, 2019	December 31, 2018
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$587	$473
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value(1)	1,161	1,155
Equity securities, at fair value	691	605
Commercial mortgage and other loans, at book value(2)	259	797
Other invested assets(1)	3,062	2,803
Short-term investments	17	43
Total investments	$5,778	$5,877
__________

(1)	As of December 31, 2019 and 2018, balances include investments in CLOs with fair value of $438 million and $408 million, respectively.

(2)	Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” are primarily related to assets associated with consolidated variable interest entities (“VIEs”) for which the Company is the investment manager. The assets of the consolidated VIEs are generally offset by liabilities for which the fair value option has been elected. For further information on these consolidated VIEs, see Note 4 to the Consolidated Financial Statements.

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

During 2019, we took the following significant actions that impacted our liquidity and capital position:

•	We repurchased $2.5 billion of shares of Prudential Financial’s Common Stock in accordance with our 2019 share repurchase authorization and declared aggregate Common Stock dividends of $1.6 billion;

•
We issued $2.5 billion of senior notes to be utilized for general corporate purposes, including refinancing portions of our senior notes maturing during 2019 and 2020, and to fund the acquisition of Assurance IQ;

•
In October 2019, we completed the acquisition of Assurance IQ. See Note 1 to the Consolidated Financial Statements for additional information about the acquisition, including the purchase consideration;

•
On September 30, 2019, we entered into a ¥100 billion five-year credit facility with a syndicate of lenders, with terms similar to the prior three-year syndicated credit facility expiring on that date. There were no borrowings under the facility as of December 31, 2019;

•
In August 2019, we issued approximately 6.2 million shares of Prudential Financial’s Common Stock to the holders of PICA’s $500 million of exchangeable surplus notes upon their exercise of the exchange option. The Company’s obligations under the surplus notes are now satisfied; and

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

We believe Prudential Financial’s capitalization and financial profile are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for S&P, Moody’s, and Fitch, and “a” for A.M. Best Company (“A.M. Best”). Our financial strength rating targets for our life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Some entities may currently be rated below these targets, and not all life insurance companies are rated by each of these rating agencies. See “—Ratings” below for a description of the potential impacts of ratings downgrades.

Capital Governance

Our capital management framework is ultimately reviewed and approved by our Board. The Board has authorized our Chairman and Chief Executive Officer and Vice Chair to approve certain capital actions on behalf of the Company and to further delegate authority with respect to capital actions to appropriate officers, up to specified limits. Any capital commitment that exceeds the authority granted to senior management must be separately authorized by the Board.

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

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2019, the Company had $53.7 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2019	2018
	(in millions)
Equity(1)	$39,076	$37,711
Junior subordinated debt (including hybrid securities)	7,575	7,568
Other capital debt	7,001	5,793
Total capital	$53,652	$51,072
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

Insurance Regulatory Capital

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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2018, the most recent statutory fiscal year-end for these subsidiaries for which RBC information has been filed.

Ratio
PICA(1)	385%
Prudential Annuities Life Assurance Corporation (“PALAC”)	511%
Composite Major U.S. Insurance Subsidiaries(2)	417%
__________

(1)
Includes Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

(2)
Includes PICA and its subsidiaries, as noted above, and PALAC. Composite RBC is not reported to regulators and is based on the summation of total adjusted capital and risk charges for the included companies as determined under statutory accounting and RBC guidance to calculate a composite numerator and denominator, respectively, for purposes of calculating the composite ratio.

Although not yet filed, we expect our RBC ratios as of December 31, 2019 to be above our “AA” financial strength target levels.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2019, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	875%
Gibraltar Life consolidated(2)	885%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% (3.5 times the regulatory required minimums) as of December 31, 2019.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For further information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements.

Risk Appetite Framework

We manage our capital consistent with our RAF to determine the amount of capital the Company needs to hold given its risk profile. The RAF is designed to ensure that all risks taken across the Company align with our capacity and willingness to take those risks. It allows for a cohesive assessment of risk and available resources and supports management’s decision-making. The RAF is supported by our comprehensive stress testing framework to provide a dynamic assessment of stress impacts and the resources available to absorb those impacts under stress scenarios. It incorporates the objectives of what we previously referred to as our Capital Protection Framework.

Captive Reinsurance Companies

We use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only. To support the risks they assume, our captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of our insurance subsidiaries. All of our captives are subject to internal policies governing their activities. In the normal course of business we contribute capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with several of the captives in connection with financing arrangements. For a description of captive reinsurance company financing activities, see below under “—Financing Activities—Subsidiary Borrowings—Term and Universal Life Reserve Financing.”

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2018, our Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2019 through December 31, 2019. In September 2019, the Board authorized a $500 million increase to the authorization for calendar year 2019. As a result, the Company’s aggregate share repurchase authorization for calendar year 2019 was $2.5 billion. In December 2019, the Board authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2019 and for the prior four years.

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2019	$1.00	$406	5.4	$500
September 30, 2019	$1.00	$412	11.4	$1,000
June 30, 2019	$1.00	$411	5.0	$500
March 31, 2019	$1.00	$415	5.4	$500

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2019	$4.00	$1,644	27.2	$2,500
December 31, 2018	$3.60	$1,525	14.9	$1,500
December 31, 2017	$3.00	$1,300	11.5	$1,250
December 31, 2016	$2.80	$1,245	25.1	$2,000
December 31, 2015	$2.44	$1,115	12.1	$1,000

In addition, on February 4, 2020, Prudential Financial’s Board of Directors declared a cash dividend of $1.10 per share of Common Stock, payable on March 12, 2020 to shareholders of record as of February 18, 2020.

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

The primary uses of funds at Prudential Financial include servicing debt, making capital contributions and loans to subsidiaries, making acquisitions, paying declared shareholder dividends and repurchasing outstanding shares of Common Stock executed under authority from the Board.

As of December 31, 2019, Prudential Financial had highly liquid assets with a carrying value totaling $5,104 million, a decrease of $1,095 million from December 31, 2018. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,061 million as of December 31, 2019, a decrease of $1,487 million from December 31, 2018.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

Sources and Uses of Holding Company Highly Liquid Assets	Year Ended December 31,
	2019	2018
	(in millions)
Highly Liquid Assets, beginning of period	$5,548	$4,376
Dividends and/or returns of capital from subsidiaries(1)	3,282	4,058
Affiliated loans/(borrowings) - (capital activities)(2)	818	(623)
Capital contributions to subsidiaries(3)	(521)	(874)
Total Business Capital Activity	3,579	2,561
Share repurchases	(2,500)	(1,500)
Common stock dividends(4)	(1,641)	(1,521)
M&A (Assurance IQ)(5)	(1,831)	-
Total Share Repurchases, Dividends and Acquisition Activity	(5,972)	(3,021)
Proceeds from the issuance of debt	2,465	2,531
Repayments of debt	(1,114)	(1,443)
Total Debt Activity	1,351	1,088
Proceeds from stock-based compensation and exercise of stock options	418	312
Net income tax receipts & payments	103	231
Interest income from subsidiaries on intercompany agreements, net of interest paid	199	215
Interest paid on external debt	(952)	(890)
Affiliated (borrowings)/loans - (operating activities)(6)	(115)	796
Other, net	(98)	(120)
Total Other Activity	(445)	544
Net increase (decrease) in highly liquid assets	(1,487)	1,172
Highly Liquid Assets, end of period	$4,061	$5,548
__________

(1)	See “Item 15—Schedule II—Notes to Condensed Financial Information of Registrant—Dividends and Returns of Capital” for dividends and returns of capital by subsidiary.

(2)
Affiliated loans/(borrowings) - (capital activities) represent the investment and deployment of capital to and from our businesses in the form of loans. 2019 includes net receipts of $818 million from international insurance subsidiaries. 2018 includes lending of $623 million to international subsidiaries.

(3)
2019 includes capital contributions of $200 million to PICA, $180 million to international insurance subsidiaries, $73 million to PGIM, and $68 million to Assurance IQ. 2018 includes capital contributions of $590 million to PICA and $284 million to international insurance subsidiaries.

(4)	Includes cash payments made on dividends declared in prior periods.

(5)
Includes $1,758 million of purchase consideration and $73 million related to compensation expense which is recognized over the requisite service periods. See Note 1 to the Consolidated Financial Statements for additional information.

(6)	Affiliated (borrowings)/loans - (operating activities) represent loans to and from affiliated subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During 2019, Prudential Financial received returns of capital of $978 million from PALAC, dividends of $600 million from PICA and $163 million from Prudential Annuities Holding Company.

International insurance subsidiaries. During 2019, Prudential Financial received dividends of $1,065 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. In 2019, our Japan insurance operations entered into reinsurance agreements with Gibraltar Re, our Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. We expect these transactions will allow us to more efficiently manage our capital and risk profile.

Other subsidiaries. During 2019, Prudential Financial received dividends and returns of capital of $462 million from PGIM subsidiaries and dividends of $14 million from other subsidiaries.

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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2020, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

The ability of our PGIM subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

See Note 19 to the Consolidated Financial Statements for details on specific dividend restrictions.

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

	December 31,
	2019	2018

	(in billions)
PICA	$216.7	$207.0
PLIC	51.8	52.6
Pruco Life	48.1	41.5
PRIAC	26.1	25.8
PALAC	19.1	14.7
Other(1)	(96.0)	(91.0)
Total future policy benefits and policyholders’ account balances(2)	$265.8	$250.6
__________

(1)	Includes the impact of intercompany eliminations.

(2)	Amounts are reflected gross of affiliated reinsurance recoverables.

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

For PICA and other subsidiaries, the liabilities presented above primarily include annuity reserves and deposit liabilities and individual life insurance policy reserves. Individual life insurance policies may impose surrender charges and policyholders may be subject to a new underwriting process in order to obtain a new insurance policy. PICA’s reserves for group annuity contracts primarily relate to pension risk transfer contracts, which are generally not subject to early withdrawal. For our individual annuity contracts, to encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. The living benefit features of our variable annuities also encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

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

Gross account withdrawals for our domestic insurance operations’ products in 2019 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2019	2018

	(in billions)
Prudential of Japan(1)	$56.4	$51.6
Gibraltar Life(2)	108.0	104.3
All other international insurance subsidiaries(3)	15.4	17.7
Total future policy benefits and policyholders’ account balances(4)	$179.8	$173.6
__________

(1)
As of December 31, 2019 and 2018, $15.7 billion and $13.4 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2019, $0.7 billion of the insurance-related liabilities for Prudential of Japan are primarily associated with yen-denominated products that are coinsured to Gibraltar Re, our Bermuda-based reinsurance affiliate, and primarily supported by yen-denominated assets.

(2)
Includes PGFL. As of December 31, 2019 and 2018, $5.5 billion and $4.3 billion, respectively, of the insurance-related liabilities for PGFL are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2019, $2.0 billion of the insurance-related liabilities for Gibraltar Life are primarily associated with yen-denominated products that are coinsured to Gibraltar Re, our Bermuda-based reinsurance affiliate, and primarily supported by yen-denominated assets.

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

Gibraltar Life sells fixed annuities, denominated in U.S. and Australian dollars, that may be subject to increased surrenders should the yen depreciate in relation to these currencies or if interest rates in Australia and the U.S. decline relative to Japan. A significant portion of the liabilities associated with these contracts include a market value adjustment feature, which mitigates the profitability impact from surrenders. As of December 31, 2019, products with a market value adjustment feature represented $26.1 billion of our Japan operations’ insurance-related liabilities, which included $22.7 billion attributable to non-yen denominated fixed annuities.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2019
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2018
	(in billions)
Cash and short-term investments	$7.5	$0.4	$0.3	$3.1	$0.6	$11.9	$11.1
Fixed maturity investments(1):
High or highest quality	126.2	37.2	19.5	13.0	5.4	201.3	179.2
Other than high or highest quality	7.5	2.8	1.1	0.5	0.3	12.2	11.3
Subtotal	133.7	40.0	20.6	13.5	5.7	213.5	190.5
Public equity securities, at fair value	0.2	2.2	0.0	0.1	0.0	2.5	1.9
Total	$141.4	$42.6	$20.9	$16.7	$6.3	$227.9	$203.5
__________

(1)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2019
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2018

	(in billions)
Cash and short-term investments	$1.0	$2.5	$1.5	$5.0	$4.1
Fixed maturity investments(3):
High or highest quality(4)	43.4	93.5	20.3	157.2	149.1
Other than high or highest quality	0.7	2.4	2.3	5.4	6.2
Subtotal	44.1	95.9	22.6	162.6	155.3
Public equity securities	2.1	1.8	0.8	4.7	4.0
Total	$47.2	$100.2	$24.9	$172.3	$163.4
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

(4)	As of December 31, 2019, $122.2 billion, or 78%, were invested in government or government agency bonds.

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

Liquidity associated with other activities

Hedging activities associated with Individual Annuities

For the portion of our Individual Annuities’ ALM strategy executed through hedging, as well as the capital hedge program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. For a full discussion of our Individual Annuities’ risk management strategy, see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities.” This portion of our Individual Annuities’ ALM strategy and capital hedge program requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of December 31, 2019, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $4.7 billion compared to a net receive position of $2.9 billion as of December 31, 2018. The change in collateral position was driven by a net positive impact from declining interest rates, partially offset by rising equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of December 31, 2019, we have hedged 100%, 72% and 28% of expected yen-based earnings for 2020, 2021 and 2022, respectively.

Equity Hedges—We hold both internal and external hedges primarily to hedge our USD-equivalent equity. These hedges also mitigate volatility in the solvency margins of yen-based subsidiaries resulting from changes in the market value of their USD-denominated investments hedging our USD-equivalent equity attributable to changes in the yen-USD exchange rate.

For additional information on our hedging strategy, see “—Results of Operations—Impact of Foreign Currency Exchange Rates.”

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either international-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. For example, a significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities related to the yen and other currencies for the periods indicated.

	Year ended December 31,
Cash Settlements: Received (Paid)	2019	2018
	(in millions)
Income Hedges (External)(1)	$67	$(13)
Equity Hedges:
Internal(2)	432	105
External(3)	143	246
Total Equity Hedges	575	351
Total Cash Settlements	$642	$338

	As of December 31,
Assets (Liabilities):	2019	2018
	(in millions)
Income Hedges (External)(4)	$60	$67
Equity Hedges:
Internal(2)	506	436
External(5)	43	78
Total Equity Hedges(6)	549	514
Total Assets (Liabilities)	$609	$581
__________

(1)
Includes non-yen related cash settlements of $41 million, primarily denominated in Australian dollar, Korean won, and Brazilian real and $(11) million, primarily denominated in Korean won, for the year ended December 31, 2019 and 2018, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)	Includes Korean won related cash settlements of $17 million and $2 million for the year ended December 31, 2019 and 2018, respectively.

(4)
Includes non-yen related assets of $37 million, primarily denominated in Korean won, Australian dollar and Chilean peso, and assets of $44 million primarily, denominated in Australian dollar and Brazilian real, as of December 31, 2019 and 2018, respectively.

(5)	Includes Korean won related assets of $1 million and liabilities of $(2) million as of December 31, 2019 and 2018, respectively.

(6)
As of December 31, 2019, approximately $331 million, $332 million and $(115) million of the net market values are scheduled to settle in 2020, 2021 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

PGIM operations

The principal sources of liquidity for our fee-based PGIM businesses include asset management fees and commercial mortgage origination and servicing fees. The principal uses of liquidity include general and administrative expenses, facilitating our commercial mortgage loan business, and distributions of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based PGIM businesses relate to their profitability, which is impacted by market conditions and our investment management performance. We believe the cash flows from our fee-based PGIM businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our strategic investments held in our PGIM businesses are cash flows from investments, the ability to liquidate investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal use of liquidity for our strategic investments includes making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2019.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. See Note 17 to the Consolidated Financial Statements for more information on these sources of liquidity.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	December 31, 2019			December 31, 2018
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,834	$2,847	$9,681	$6,982	$2,968	$9,950
Cash collateral for loaned securities	3,228	986	4,214	3,063	866	3,929
Securities sold but not yet purchased	0	0	0	9	0	9
Total(1)	$10,062	$3,833	$13,895	$10,054	$3,834	$13,888
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$10,062	$3,833	$13,895	$9,875	$3,834	$13,709
Weighted average maturity, in days(2)(3)	N/A	N/A		10	N/A
__________

(1)
The daily weighted average outstanding balance for the year ended December 31, 2019 and 2018 was $10,524 million and $9,653 million, respectively, for PFI excluding the Closed Block division, and $4,152 million and $4,343 million, respectively, for the Closed Block division.

(2)	Prior period amounts have been updated to conform to current period presentation.

(3)	Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of December 31, 2019, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $123.0 billion, of which $13.9 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2019, we believe approximately $17.4 billion of the remaining eligible assets are readily lendable, including approximately $12.4 billion relating to PFI excluding the Closed Block division, of which $4.0 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.9 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2019, total short-term and long-term debt of the Company on a consolidated basis was $20.6 billion, an increase of $0.8 billion from December 31, 2018. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2019			December 31, 2018
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$524	$549	$15	$727	$742
Current portion of long-term debt	1,179	0	1,179	1,100	499	1,599
Subtotal	1,204	524	1,728	1,115	1,226	2,341
General obligation long-term debt:
Senior debt	9,912	172	10,084	8,630	173	8,803
Junior subordinated debt	7,518	57	7,575	7,511	57	7,568
Surplus notes(1)	0	342	342	0	341	341
Subtotal	17,430	571	18,001	16,141	571	16,712
Total general obligations	18,634	1,095	19,729	17,256	1,797	19,053
Limited and non-recourse borrowings(2)
Short-term debt	0	13	13	0	53	53
Current portion of long-term debt	0	192	192	0	57	57
Long-term debt	0	645	645	0	666	666
Subtotal	0	850	850	0	776	776
Total borrowings	$18,634	$1,945	$20,579	$17,256	$2,573	$19,829
__________

(1)	Amounts are net of assets under set-off arrangements of $9,749 million and $9,095 million as of December 31, 2019 and 2018, respectively.

(2)
Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $537 million and $776 million as of December 31, 2019 and 2018, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $300 million and $0 as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, we were in compliance with all debt covenants related to the borrowings in the table above. For further information on our short- and long-term debt obligations, see Note 17 to the Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt and operating debt. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $14.6 billion and $13.4 billion as of December 31, 2019 and 2018, respectively. Operating debt of $5.2 billion and $5.7 billion as of December 31, 2019 and 2018, respectively, consists of debt issued to finance specific investment assets or portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes institutional spread lending investment portfolios, assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences. Operating debt is also utilized for business funding to meet specific purposes, which may include funding new business acquisition costs associated with our individual annuities business, operating needs associated with hedging our individual annuities products as discussed above and activities associated with our PGIM business.

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

Prudential Financial’s borrowings increased $1.38 billion from December 31, 2018, primarily driven by the issuance, net of related costs, of $2.47 billion of senior debt and a $10 million increase in commercial paper outstanding, partially offset by debt maturities of $1.1 billion. For more information on long-term debt, see Note 17 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries decreased $628 million from December 31, 2018 due to $499 million in debt maturities, a $239 million decrease in mortgage debt, and a $203 million decrease in commercial paper outstanding, primarily offset by a $300 million draw on a credit facility and a $13 million increase in short-term debt.

Term and Universal Life Reserve Financing

For business written prior to the implementation of principle-based reserving, Regulation XXX and Guideline AXXX require domestic life insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life policies with similar guarantees. Many market participants believe that these levels of reserves are excessive relative to the levels reasonably required to maintain solvency for moderately adverse experience. The difference between the statutory reserve and the amount necessary to maintain solvency for moderately adverse experience is considered to be the non-economic portion of the statutory reserve.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of December 31, 2019, we had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $12,009 million was outstanding, as compared to an aggregate issuance capacity of $13,750 million, of which $11,445 million was outstanding, as of December 31, 2018. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2019.

	Surplus Notes		Outstanding as of December 31, 2019
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size

	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$1,750
AXXX	2013	2033	3,248		3,500
XXX	2014-2018	2021-2034	2,360	(2)	2,450
XXX	2014-2017	2024-2037	2,265		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	920		1,600
Total Credit-Linked Note Structures			$12,009		$13,700
 __________

(1)
Prudential Financial has agreed to reimburse any amounts paid under the credit-linked notes issued in this structure up to $0.5 billion. During the fourth quarter of 2019, this financing facility was restructured to allow for an extension through 2036.

(2)
The $2.36 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of December 31, 2019, we also had outstanding an aggregate of $2.6 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves. In addition, as of December 31, 2019, for purposes of financing Guideline AXXX reserves, one of our captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its products in phases over the course of the principle-based reserving implementation period and has transitioned all products by January 1, 2020. These updated products support the principle-based statutory reserve level without the need for captive reserve financing. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its entire portfolio of individual life product offerings. Certain elements of the implementation of principle-based reserving are yet to be finalized by the NAIC and may have a material impact on statutory reserves.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	12/5/2019	12/20/2019	5/9/2019	9/13/2019
Current outlook	Stable	Stable*	Positive	Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA-
Pruco Life Insurance Company	A+	AA-	Aa3	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR**	AA-
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	AA-
Prudential Retirement Insurance and Annuity Company	A+	AA-	Aa3	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	A3	A-
Junior subordinated long-term debt	bbb	BBB+	Baa1	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A1	A+
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA-
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

(3)
Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings range from “Aaa (exceptional)” to “C (lowest)”. A rating of Aa3 is the fourth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s long-term credit ratings range from “Aaa (highest)” to “C (default)”. Moody’s short-term ratings range from “Prime-1 (P-1)”, which represents a superior ability for repayment of short-term debt obligations, to “Prime-3 (P-3)”, which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. In 2019, Fitch revised the Rating Outlook on the U.S. life insurance industry from Stable to Negative. A.M. Best, Moody’s, and S&P maintained their outlook for the U.S. life insurance sector at Stable. For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. A.M. Best, Fitch, S&P and Moody’s have the Company’s ratings on Stable outlook.

The following is a summary of the significant changes or actions in ratings and rating outlooks for our Company that have occurred from January 1, 2019 through the date of this filing:

On May 9, 2019, Moody’s Investors Service upgraded the financial strength rating of PICA, Pruco Life and PRIAC to ‘Aa3’ from ‘A1’with a Stable outlook. Moody’s also upgraded Prudential Financial’s long-term senior debt rating to ‘A3’ from ‘Baa1’ with a Stable outlook.

Requirements to post collateral or make other payments because of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require PICA to either post collateral or a letter of credit in the amount of approximately $1.3 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for PICA.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2019. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2020	2021-2022	2023-2024	2025 and thereafter

	(in millions)
Short-term and long-term debt obligations(1)	$42,045	$2,930	$2,680	$2,903	$33,532
Operating lease obligations(2)	649	152	247	139	111
Purchase obligations:
Commitments to purchase or fund investments(3)	7,421	4,206	1,882	590	743
Commercial mortgage loan commitments(4)	2,129	1,822	282	25	0
Other liabilities:
Insurance liabilities(5)	1,174,006	46,614	67,856	67,902	991,634
Other(6)	14,025	13,945	53	27	0
Total	$1,240,275	$69,669	$73,000	$71,586	$1,026,020
__________

(1)
The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 17 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in 2020. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 17 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.

(2)
The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 11 to the Consolidated Financial Statements.

(3)
As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlements of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $49 million that we anticipate will ultimately be funded from our separate accounts.

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

(5)
The estimated cash flows due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of premium receipts and reinsurance recoverables. Contractual obligations are contingent upon the receipt of premiums. These future estimated cash flows for current policies in force generally reflect our best estimate economic and actuarial assumptions. These cash flows are undiscounted with respect to interest. Therefore, the sum of the cash flows shown for all years in the table of $1,174 billion exceeds the corresponding liability amounts of approximately $769 billion included in the Consolidated Financial Statements as of December 31, 2019. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash flows related to the underlying policies and contracts. Due to the significance of the assumptions used and the contingent nature of contractual terms, actual cash flows and their timing will differ, possibly materially, from these estimates. Timing of cash flows in the “2025 and thereafter” category include long term liabilities that may extend beyond 100 years.

(6)
The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $1,274 million of notes issued by consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2019.

Off-Balance Sheet Arrangements

Guarantees and Other Contingencies

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments in the future. See Note 23 to the Consolidated Financial Statements for additional information.

Other Contingent Commitments

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See Note 23 to the Consolidated Financial Statements for additional information regarding these commitments. For further discussion of certain of these commitments that relate to our separate accounts, also see “—Liquidity associated with other activities—PGIM operations.”

Other Off-Balance Sheet Arrangements

In 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. See Note 17 to the Consolidated Financial Statements for more information on this put option agreement. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of December 31, 2019, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Consolidated Financial Statements as of that date.

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

•
Finance Committee: oversees liquidity risk, including risks involving our capital and liquidity management, the incurrence and repayment of borrowings, the capital structure, the funding of benefit plans and statutory insurance reserves. The Finance Committee oversees our capital plan and receives regular updates on the sources and uses of capital relative to plan, as well as on our RAF.

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

Management Oversight

Our primary risk management committee is the Enterprise Risk Committee (“ERC”). Currently, the ERC is chaired by our Chief Risk Officer and otherwise comprised of the Vice Chairman, Head of U.S. Businesses, Head of International Businesses, General Counsel, Chief Financial Officer, Chief Investment Officer and Chief Actuary. Our Chief Auditor also attends meetings of the ERC. The ERC is charged with facilitating the Company’s ability to identify, assess, monitor and manage risk. The primary focus of the Committee is the critical analysis of significant risks and the appropriateness and alignment to the defined risk appetite of the Company.

The ERC is supported by six Risk Oversight Committees aligned with our tactical risks, each of which is comprised of subject matter experts and dedicated to one of the following risk types: investment, market, insurance, operational, model and liquidity. Significant matters or matters where there are unresolved points of view are reviewed by the ERC. The Risk Oversight Committees provide an opportunity to evaluate complex issues by subject matter experts within the various risk areas. They evaluate the adequacy and effectiveness of risk mitigation options, identify stakeholders of risks and issues, review material assumptions for reasonability and consistency across the Company and, working with the different risk areas, develop recommendations for risk limits, among other responsibilities.

Each of our businesses and certain corporate centers maintains its own risk committee. The risk committees serve as a forum for leaders within each business or corporate center to identify, assess and monitor risk and exposure issues and to review new business activities and initiatives, prior to being reviewed by the Risk Oversight Committees and/or the ERC as appropriate.

Enterprise Risk Management Oversight

ERM manages the risk management framework. It operates independently and is responsible for recommending policies, limits and standards for all risks. ERM oversees these risks under the guidance of the ERC and Risk Oversight Committees. Additionally, ERM works with our businesses and corporate areas to identify, monitor and manage risks that we may face. The ERM infrastructure is generally aligned by risk type, with certain groups within ERM working across risk types.

To enable the broader organizational strategy and streamline risk governance, ERM established Chief Risk Officer roles for the U.S. Workplace Solutions division and U.S. Individual Solutions division. This change brings ERM’s subject matter expertise into the business unit dialogue on a real-time basis.

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

•
Businesses: Each business area has a risk committee that meets periodically to allow senior leaders to discuss and evaluate current, new, and emerging risks in their own operations. Businesses are required to develop and maintain documented risk inventories which facilitate the identification of current risk exposures.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2019 and 2018. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2019			As of December 31, 2018
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$416,812	$(43,532)		$378,850	$(37,691)
Commercial mortgage and other loans		65,893	(3,112)		59,978	(2,936)
Derivatives with interest rate risk:
Swaps	$200,055	6,894	(4,747)	$201,872	5,164	(4,455)
Futures	18,897	(37)	(1,004)	15,139	13	(778)
Options	50,403	15	(91)	83,198	(337)	387
Forwards	30,488	(23)	(105)	26,220	230	(256)
Synthetic GICs	80,009	1	0	79,215	2	0
Embedded derivatives(2)(3)		(14,147)	6,525		(8,926)	5,030
Financial liabilities with interest rate risk(4):
Short-term and long-term debt		(23,277)	4,156		(20,484)	3,095
Policyholders’ account balances—investment contracts		(102,156)	3,562		(98,428)	3,367
Net estimated potential loss			$(38,348)			$(34,237)
__________

(1)
Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $391 billion and $354 billion as of December 31, 2019 and 2018, respectively, of fixed maturities are classified as available-for-sale.

(2)
Embedded derivatives relate primarily to certain features associated with variable annuity, indexed universal life, and fixed indexed annuity contracts. The fair value and hypothetical change in fair value of each is $(12,602) million and $6,315 million, $(1,119) million and $216 million, and $(197) million and $(6) million, respectively, as of December 31, 2019. Amounts as of December 31, 2018 relate primarily to certain features associated with variable annuity contracts.

(3)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.

(4)
Excludes approximately $344 billion and $324 billion as of December 31, 2019 and 2018, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

Under U.S. GAAP, the fair value of the embedded derivatives for certain features associated with variable annuity, indexed universal life, and fixed indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For more information on NPR related to the sensitivity of the embedded derivatives to our NPR credit spread, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Sensitivities for Insurance Assets and Liabilities” above.

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2019 and 2018. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2019			As of December 31, 2018
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$9,175	$(918)		$7,560	$(756)
Equity-based derivatives(2)	$52,677	(719)	1,755	$77,143	867	1,528
Embedded derivatives(2)(3)(4)		(14,147)	(1,726)		(8,926)	(1,497)
Net estimated potential loss			$(889)			$(725)
__________

(1)	Includes equity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Equity securities, at fair value.”

(2)
The notional and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above, and are not cumulative.

(3)
Embedded derivatives relate primarily to certain features associated with variable annuity, indexed universal life, and fixed indexed annuity contracts. The fair value and hypothetical change in fair value of each is $(12,602) million and $(1,833) million, $(1,119) million and $81 million, and $(197) million and $26 million, respectively, as of December 31, 2019. Amounts as of December 31, 2018 relate primarily to certain features associated with variable annuity contracts.

(4)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.

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

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2019 and 2018. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2019		As of December 31, 2018
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$4,834	$(483)	$5,414	$541

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—Portfolio Composition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—International Businesses” above.

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

For additional information regarding our risk management strategies, including our living benefit hedging program and other product design elements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—U.S. Individual Solutions Division—Individual Annuities” above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2019, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, which excluded the controls for Assurance IQ discussed further below, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

We have excluded Assurance IQ, acquired on October 10, 2019, from management’s assessment of internal control over financial reporting. Assurance IQ total assets and total revenues represented less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Prudential Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Prudential Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019, the manner in which it accounts for certain financial assets and liabilities and the manner in which it accounts for certain tax effects originally recognized in accumulated other comprehensive income in 2018, and the manner in which it accounts for certain reinsurance costs in 2017.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Assurance IQ, Inc. (“Assurance IQ”) from its assessment of internal control over financial reporting as of December 31, 2019, because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Assurance IQ from our audit of internal control over financial reporting. Assurance IQ is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits

As described in Notes 2, 6, 12 and 13 to the consolidated financial statements, the Company issues certain variable annuity contracts which contain guaranteed benefit features. Certain of the guarantees associated with these contracts are accounted for as embedded derivatives and recorded at fair value. As of December 31, 2019, the fair value of the obligations associated with these guarantees was $12.8 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated by management using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the risk of the Company’s non-performance under the contract, as well as actuarially determined assumptions, including mortality rates, lapse rates, benefit utilization rates and withdrawal rates. Additional policyholder liabilities are also established for certain life insurance and annuity products that include certain contract features, including guaranteed minimum death benefits (GMDB) and no-lapse guarantees. The liability for no-lapse guarantee features is grouped with GMDB features in Note 13. For these contract features, a liability is established when associated assessments are recognized. As of December 31, 2019, the additional liability for these contract features included in the liability for future policy benefits was $8.4 billion. This liability is established using current best estimate assumptions, including lapse, withdrawal, mortality, and premium pattern rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

The principal considerations for our determination that performing procedures relating to the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits is a critical audit matter are there was significant judgment by management to determine i) the valuation model for the benefit features accounted for as embedded derivatives given the lack of an observable market for these guarantees and ii) the aforementioned assumptions for the benefit features described above. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to the model for embedded derivatives recorded at fair value and the aforementioned assumptions used in the valuation of the liabilities for all guaranteed benefit features described above. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits, including controls over the model for the benefit features accounted for as embedded derivatives and development of the assumptions used in the valuation of the liabilities for all the benefit features described above. These procedures also included, among others, evaluating the appropriateness of management’s model in light of the valuation objective (fair value) and the lack of any observable market, evaluating the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience, testing the completeness and accuracy of data used to develop the aforementioned assumptions, testing that the aforementioned assumptions are accurately reflected in the model, and testing the mathematical accuracy of management’s model. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the models for embedded derivatives, and the reasonableness of the aforementioned assumptions used in the valuation of the guaranteed benefit features based on industry knowledge and the Company’s historical experience.

Valuation of the deferred acquisition costs related to universal life and variable life products and fixed and variable deferred annuity products and deferred sales inducements related to fixed and variable deferred annuity products

As described in Notes 2, 7 and 13 to the consolidated financial statements, as of December 31, 2019, a significant portion of the $19.9 billion deferred policy acquisition costs (DAC) are associated with certain universal and variable life products and fixed and variable deferred annuity products, and a significant portion of the $935 million deferred sales inducements (DSI) are associated with certain fixed and variable deferred annuity products. Acquisition costs that relate directly to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. DAC related to universal and variable life products and fixed and variable deferred annuity products is generally amortized over the expected life of the policies in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. The Company also offers various types of sales inducements to policyholders related to fixed and variable deferred annuity contracts. Sales inducements are amortized over the expected life of the policies using the same methodology and assumptions used to amortize DAC. DAC and DSI balances are regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC and DSI are subject to periodic recoverability testing.

The principal considerations for our determination that performing procedures relating to the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products and DSI related to fixed and variable deferred annuity products is a critical audit matter are there was significant judgment by management to determine the assumptions used in the valuation of DAC and DSI including mortality, lapse, benefit utilization, withdrawal, and premium pattern rates, as well as interest rate and equity market return assumptions (“significant assumptions”). This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to the significant assumptions. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products and DSI related to fixed and variable deferred annuity products, including controls over the development of the significant assumptions. These procedures also included, among others, evaluating the appropriateness of management’s models, evaluating the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience, testing the completeness and accuracy of data used to develop the assumptions, testing that the assumptions are accurately reflected in the model, and testing the mathematical accuracy of management’s model. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of these significant assumptions.

Valuation of the liability for future policy benefits for individual and group long-term care policies

As described in Note 12 to the consolidated financial statements, as of December 31, 2019, a portion of the liability for future policy benefits is associated with benefits that will become payable on long-term care policies. This liability is determined by management using the net premium valuation methodology and, is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. The original assumptions continue to be used in subsequent accounting periods unless a premium deficiency exists. Premium deficiency reserves are established by management, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Most contracts have recorded a premium deficiency reserve, for which assumptions as of the most recent premium deficiency reserve establishment are used. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expenses.

The principal considerations for our determination that performing procedures relating to the valuation of the liability for future policy benefits for individual and group long-term care policies is a critical audit matter are there was significant judgment by management to develop the primary actuarial assumptions used in determining whether a premium deficiency exists, including morbidity, mortality, lapse, and premium rate increase (“significant assumptions”), which led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence relating to the significant assumptions used by management in the valuation of these liabilities. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the liability for future policy benefits for individual and group long-term care policies and determining whether a premium deficiency exists, including controls over the development of the significant assumptions. These procedures also included, among others, evaluating the appropriateness of management’s model, evaluating the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience, testing the completeness and accuracy of data used to develop the significant assumptions, testing that the assumptions are accurately reflected in the model, and testing the mathematical accuracy of management’s model. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions.

Contingent payments related to the acquisition of Assurance IQ

As described in Note 1 to the consolidated financial statements, on October 10, 2019, the Company completed the acquisition of Assurance IQ for $2.2 billion paid at closing, plus the fair value of additional contingent payments of up to $1.2 billion payable in 2023 upon the achievement of certain financial targets. A portion of the contingent payments will be accounted for as compensation expense.
The principal considerations for our determination that performing procedures relating to the contingent payments related to the acquisition of Assurance IQ is a critical audit matter are there was significant judgment by management to determine whether such payments represented contingent consideration or compensation given the terms of the agreement. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence relating to management’s assessment of the recognition and presentation of the contingent payments. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s identification, recognition and presentation of the contingent payments. These procedures also included, among others, reading the purchase agreement and evaluating management’s assessment of the contingent payments related to the acquisition, including the identification of contingent payments in connection with the acquisition and the allocation of those payments between purchase price and compensation expense. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the classification of the contingent payments related to the Assurance IQ acquisition.
/s/ PricewaterhouseCoopers LLP

New York, New York
February 14, 2020
We have served as the Company’s auditor since 1996, which includes periods before the Company became subject to SEC reporting requirements.

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2019 and 2018 (in millions, except share amounts)

	2019	2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019 – $346,574; 2018 – $331,745)(1)	$391,096	$353,656
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2019 – $2,302; 2018 – $2,372)(1)	1,933	2,013
Fixed maturities, trading, at fair value (amortized cost: 2019 – $3,917; 2018 – $3,392)(1)	3,884	3,243
Assets supporting experience-rated contractholder liabilities, at fair value(1)	21,597	21,254
Equity securities, at fair value (cost: 2019 – $5,560; 2018 – $5,219)(1)	7,522	6,238
Commercial mortgage and other loans (includes $228 and $763 measured at fair value under the fair value option as of December 31, 2019 and 2018, respectively)(1)	63,559	59,830
Policy loans	12,096	12,016
Other invested assets (includes $5,646 and $5,524 measured at fair value as of December 31, 2019 and 2018, respectively)(1)	15,606	14,526
Short-term investments	5,467	6,469
Total investments	522,760	479,245
Cash and cash equivalents(1)	16,327	15,353
Accrued investment income(1)	3,330	3,318
Deferred policy acquisition costs	19,912	20,058
Value of business acquired	1,110	1,850
Other assets(1)	20,832	16,118
Separate account assets	312,281	279,136
TOTAL ASSETS	$896,552	$815,078
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$293,527	$273,846
Policyholders’ account balances	152,110	150,338
Policyholders’ dividends	6,988	4,110
Securities sold under agreements to repurchase	9,681	9,950
Cash collateral for loaned securities	4,213	3,929
Income taxes	11,378	7,936
Short-term debt	1,933	2,451
Long-term debt	18,646	17,378
Other liabilities(1)	20,802	16,018
Notes issued by consolidated variable interest entities (includes $800 and $595 measured at fair value under the fair value option as of December 31, 2019 and 2018, respectively)(1)	1,274	955
Separate account liabilities	312,281	279,136
Total liabilities	832,833	766,047
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 666,305,189 and 660,111,339 shares issued as of December 31, 2019 and 2018, respectively)	6	6
Additional paid-in capital	25,532	24,828
Common Stock held in treasury, at cost (267,472,781 and 249,398,887 shares as of December 31, 2019 and 2018, respectively)	(19,453)	(17,593)
Accumulated other comprehensive income (loss)	24,039	10,906
Retained earnings	32,991	30,470
Total Prudential Financial, Inc. equity	63,115	48,617
Noncontrolling interests	604	414
Total equity	63,719	49,031
TOTAL LIABILITIES AND EQUITY	$896,552	$815,078
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2019, 2018 and 2017 (in millions, except per share amounts)

	2019	2018	2017
REVENUES
Premiums	$34,202	$35,779	$32,091
Policy charges and fee income	5,978	6,002	5,303
Net investment income	17,585	16,176	16,435
Asset management and service fees	4,239	4,100	4,127
Other income (loss)	3,262	(1,042)	1,301
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(351)	(279)	(289)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	36	0	22
Other realized investment gains (losses), net	(144)	2,256	699
Total realized investment gains (losses), net	(459)	1,977	432
Total revenues	64,807	62,992	59,689
BENEFITS AND EXPENSES
Policyholders’ benefits	36,820	39,404	33,794
Interest credited to policyholders’ account balances	4,880	3,196	3,822
Dividends to policyholders	2,274	1,336	2,091
Amortization of deferred policy acquisition costs	2,332	2,273	1,580
General and administrative expenses	13,416	11,949	11,915
Total benefits and expenses	59,722	58,158	53,202
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	5,085	4,834	6,487
Total income tax expense (benefit)	947	822	(1,438)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,138	4,012	7,925
Equity in earnings of operating joint ventures, net of taxes	100	76	49
NET INCOME (LOSS)	4,238	4,088	7,974
Less: Income (loss) attributable to noncontrolling interests	52	14	111
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$4,186	$4,074	$7,863
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$10.23	$9.64	$18.19
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$10.11	$9.50	$17.86
Dividends declared per share of Common Stock	$4.00	$3.60	$3.00

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017 (in millions)

	2019	2018	2017
NET INCOME (LOSS)	$4,238	$4,088	$7,974
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	67	(68)	751
Net unrealized investment gains (losses)	17,195	(8,393)	2,397
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	(322)	(320)	71
Total	16,940	(8,781)	3,219
Less: Income tax expense (benefit) related to other comprehensive income (loss)	3,811	(1,812)	784
Other comprehensive income (loss), net of taxes	13,129	(6,969)	2,435
Comprehensive income (loss)	17,367	(2,881)	10,409
Less: Comprehensive income (loss) attributable to noncontrolling interests	55	19	93
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$17,312	$(2,900)	$10,316

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2019, 2018 and 2017 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$6	$24,606	$22,113	$(15,316)	$14,621	$46,030	$225	$46,255
Cumulative effect of adoption of accounting changes		5	(5)			0		0
Common Stock acquired				(1,250)		(1,250)		(1,250)
Contributions from noncontrolling interests							10	10
Distributions to noncontrolling interests							(50)	(50)
Consolidations/(deconsolidations) of noncontrolling interests							(3)	(3)
Stock-based compensation programs		158		282		440		440
Dividends declared on Common Stock			(1,300)			(1,300)		(1,300)
Comprehensive income:
Net income (loss)			7,863			7,863	111	7,974
Other comprehensive income (loss), net of tax					2,453	2,453	(18)	2,435
Total comprehensive income (loss)						10,316	93	10,409
Balance, December 31, 2017	6	24,769	28,671	(16,284)	17,074	54,236	275	54,511
Cumulative effect of adoption of ASU 2016-01			904		(847)	57		57
Cumulative effect of adoption of ASU 2018-02			(1,653)		1,653	0		0
Common Stock acquired				(1,500)		(1,500)		(1,500)
Contributions from noncontrolling interests							147	147
Distributions to noncontrolling interests							(27)	(27)
Stock-based compensation programs		59		191		250		250
Dividends declared on Common Stock			(1,526)			(1,526)		(1,526)
Comprehensive income:
Net income (loss)			4,074			4,074	14	4,088
Other comprehensive income (loss), net of tax					(6,974)	(6,974)	5	(6,969)
Total comprehensive income (loss)						(2,900)	19	(2,881)
Balance, December 31, 2018	6	24,828	30,470	(17,593)	10,906	48,617	414	49,031
Cumulative effect of adoption of accounting changes(1)			(21)		7	(14)		(14)
Common Stock acquired				(2,500)		(2,500)		(2,500)
Exchangeable Surplus Notes conversion		502				502		502
Assurance IQ acquisition		79		375		454		454
Contributions from noncontrolling interests							208	208
Distributions to noncontrolling interests							(82)	(82)
Consolidations/(deconsolidations) of noncontrolling interests							9	9
Stock-based compensation programs		123		265		388		388
Dividends declared on Common Stock			(1,644)			(1,644)		(1,644)
Comprehensive income:
Net income (loss)			4,186			4,186	52	4,238
Other comprehensive income (loss), net of tax					13,126	13,126	3	13,129
Total comprehensive income (loss)						17,312	55	17,367
Balance, December 31, 2019	$6	$25,532	$32,991	$(19,453)	$24,039	$63,115	$604	$63,719
__________
(1)Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017 (in millions)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,238	$4,088	$7,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	459	(1,977)	(432)
Policy charges and fee income	(2,616)	(2,248)	(2,476)
Interest credited to policyholders’ account balances	4,880	3,196	3,822
Depreciation and amortization	460	161	222
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(971)	863	(336)
Change in:
Deferred policy acquisition costs	(634)	(597)	(1,240)
Future policy benefits and other insurance liabilities	10,992	16,481	10,940
Income taxes	(339)	49	(1,619)
Derivatives, net	1,485	968	(2,268)
Other, net	1,671	680	(1,127)
Cash flows from (used in) operating activities	19,625	21,664	13,460
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	52,306	59,675	58,244
Fixed maturities, held-to-maturity	100	94	155
Fixed maturities, trading	363	623	1,406
Assets supporting experience-rated contractholder liabilities	15,281	27,383	39,057
Equity securities	2,708	3,771	4,718
Commercial mortgage and other loans	6,525	6,474	6,076
Policy loans	2,279	2,309	2,403
Other invested assets	1,783	1,549	1,332
Short-term investments	38,095	33,846	29,328
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(64,570)	(77,234)	(68,667)
Fixed maturities, held-to-maturity	0	(9)	0
Fixed maturities, trading	(876)	(1,080)	(1,839)
Assets supporting experience-rated contractholder liabilities	(14,613)	(27,315)	(39,031)
Equity securities	(2,813)	(3,254)	(2,990)
Commercial mortgage and other loans	(10,677)	(10,328)	(8,857)
Policy loans	(1,931)	(1,970)	(1,929)
Other invested assets	(2,557)	(2,664)	(1,780)
Short-term investments	(37,286)	(33,336)	(28,405)
Acquisitions, net of cash acquired	(1,755)	0	(64)
Derivatives, net	1,047	26	(391)
Other, net	(437)	(188)	(723)
Cash flows from (used in) investing activities	(17,028)	(21,628)	(11,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	27,485	28,791	26,462
Policyholders’ account withdrawals	(26,662)	(27,287)	(25,657)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	16	1,125	815
Cash dividends paid on Common Stock	(1,641)	(1,521)	(1,296)
Net change in financing arrangements (maturities 90 days or less)	(181)	199	38
Common Stock acquired	(2,500)	(1,500)	(1,250)
Common Stock reissued for exercise of stock options	133	132	246
Proceeds from the issuance of debt (maturities longer than 90 days)	2,993	2,934	1,225
Repayments of debt (maturities longer than 90 days)	(1,429)	(1,810)	(1,827)
Proceeds from notes issued by consolidated VIEs	971	0	0
Repayments of notes issued by consolidated VIEs	(638)	0	0
Other, net	(181)	(282)	(14)
Cash flows from (used in) financing activities	(1,634)	781	(1,258)
Effect of foreign exchange rate changes on cash balances	16	142	110
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	979	959	355
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	15,495	14,536	14,181
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$16,474	$15,495	$14,536

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017 (in millions)

	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$1,348	$760	$185
Interest paid	$1,521	$1,443	$1,248

NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$197	$138	$104
Conversion of surplus notes into Common Stock	$502	$0	$0
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$3,166	$816	$2,726
Liabilities assumed	4,332	8,395	6,155
Net cash received	$1,166	$7,579	$3,429
Acquisitions:
Assets acquired, excluding cash and cash equivalents	$2,425	$0	$196
Liabilities assumed	216	0	132
Treasury Stock shares issued	454	0	0
Net cash paid on acquisition	$1,755	$0	$64
RECONCILIATION TO STATEMENT OF FINANCIAL POSITION
Cash and cash equivalents	$16,327	$15,353	$14,490
Restricted cash and restricted cash equivalents (included in “Other assets”)	147	142	46
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$16,474	$15,495	$14,536

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

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

The Company’s principal operations are comprised of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance businesses, the U.S. Individual Solutions division consists of the Individual Annuities and Individual Life businesses, and the Assurance IQ division consists of the Assurance IQ business. In October 2019, the Company completed the acquisition of Assurance IQ, Inc. (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. See Note 4 for more information on the Company’s consolidated variable interest entities. Intercompany balances and transactions have been eliminated.

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

The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization; fair value of embedded derivative instruments associated with the index-linked features of certain universal life and fixed annuity products; value of business acquired (“VOBA”) and its amortization; amortization of deferred sales inducements (“DSI”); measurement of goodwill and any related impairment; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Acquisitions

 On October 10, 2019, the Company completed its acquisition of Assurance IQ as discussed above. Assurance IQ is a wholly-owned subsidiary of the Company and the results of the Assurance IQ business are reported as a separate segment of our U.S. Businesses.

The total purchase consideration included $2,212 million paid at closing, and $100 million of contingent consideration (see “Contingent Consideration Liability” below). The amount paid at closing was comprised of $1,758 million in cash and $454 million in shares of restricted Prudential Financial Common Stock and other equity awards. In addition to the purchase consideration, the Company also granted approximately$160 million of cash and equity awards to Assurance IQ employees which are recognized

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

as compensation expense over their requisite service periods. See Note 21 for further details on the equity awards issued as part of the transaction.

The contingent consideration as well as additional compensation awards are payable in 2023 in a mix of approximately 25% cash and 75% Prudential Financial Common Stock, contingent upon Assurance IQ’s achievement of certain targets for gross revenues net of associated selling expenses (“Variable Profits”) over the period from January 1, 2020 through December 31, 2022 as follows:

•	If Variable Profits are less than $900 million, no additional amount is payable.

•	If Variable Profits are greater than $1,300 million, an additional amount of $1,150 million is payable.

•
If Variable Profits are greater than $900 million but less than or equal to $1,300 million, an additional amount is payable equal to the product of (i) the quotient of (A) an amount equal to (1) Variable Profits achieved minus (2) $900 million divided by (B) $400 million and (ii) $1,150 million.

Payment of the additional amount may be accelerated if the Company violates certain provisions of the merger agreement requiring it to take or refrain from taking certain actions, including with respect to the management and operation of Assurance IQ.
Pursuant to the merger agreement, the number of shares of Prudential Financial Common Stock issued at closing was determined based on a price per share of $83.71, which is equal to the weighted average price of Prudential Financial Common Stock for the 15 trading days before, and 15 trading days beginning on, September 4, 2019, the date of the merger agreement. The foregoing $454 million in shares of restricted Prudential Financial Common Stock and equity awards paid at closing was based on the $87.67 closing price per share of Prudential Financial Common Stock on the closing date.
Net Assets Acquired

The assets acquired and liabilities assumed have been included in the Consolidated Financial Statements as of the acquisition date. Total assets acquired included identified intangible assets of $191 million. As a result of the acquisition, the Company recognized an asset for goodwill determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed that amounted to $2,128 million, which is fully deductible for tax purposes. The value of the components within goodwill include expected revenue and cost synergies, the business model, technology capabilities, new customers, and the assembled workforce and key personnel. See Note 2 and Note 10 for additional information regarding goodwill. The valuation of the assets acquired and liabilities assumed is preliminary and subject to revision as more detailed analyses are completed. If additional information about the fair value of assets acquired and liabilities assumed becomes available, the Company may further revise the preliminary purchase price allocation as soon as practical, but no later than one year from the acquisition date.

Contingent Consideration Liability

The contingent consideration liability referred to above is reported at fair value. Fair value is determined based on the present value of expected award payments under the arrangement described above, using an internally developed model based on a number of assumptions, including market participant assumptions of future Variable Profits and the future price of Prudential Financial Common Stock (see Note 6). The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income”. The fair value of the contingent consideration liability was $105 million as of December 31, 2019. The stock-based component of contingent consideration impacts the share count for purposes of calculating the Company’s diluted earnings per share when Assurance IQ’s actual Variable Profits achieved as of the end of the reporting period is in excess of $900 million, as if the contingent consideration performance period ended on the applicable reporting date. The number of shares issued as part of the contingent consideration payable in 2023 will be based on a $83.71 price per share.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Assets supporting experience-rated contractholder liabilities, at fair value includes invested assets that consist of fixed maturities, equity securities, short-term investments and cash equivalents, that support certain products included in the Retirement and International Businesses segments which are experience-rated, meaning that the investment results associated with these products are expected to ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Other income (loss).” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, at fair value is comprised of common stock, mutual fund shares and non-redeemable preferred stock, which are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income (loss),” and dividend income is reported in “Net investment income” on the ex-dividend date.

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available-for-sale” are reported in net income within “Other income (loss)” in the Consolidated Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available-for-sale” were reported in AOCI. The impact of this standard resulted in an increase to retained earnings of $904 million, a reduction to AOCI of $847 million, and an increase to equity of $57 million upon adoption on January 1, 2018.

Commercial mortgage and other loans consists of commercial mortgage loans, agricultural property loans, loans backed by residential properties, as well as certain other collateralized and uncollateralized loans. Loans backed by residential properties primarily include recourse loans held by the Company’s international insurance operations. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance operations.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Businesses portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sales of fixed maturity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net OTTI recognized in earnings. Realized investment gains and losses also reflect changes in the allowance for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flows on a prospective basis. In certain cases where there are decreased cash flow expectations, the security is reviewed for further cash flow impairments.

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

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Assets supporting experience-rated contractholder liabilities, at fair value,” and receivables related to securities purchased under agreements to resell (see also “Securities sold under agreements to repurchase” below). These assets are generally carried at fair value or amortized cost which approximates fair value.

Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.

Deferred policy acquisition costs are costs directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of indexed universal life and fixed indexed annuity contracts and related hedging activities. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company’s projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods, (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period, and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company’s estimate of total gross profits to reflect actual fund performance and market conditions.

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

Value of business acquired represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. As of December 31, 2019, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, and AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”.) The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General and administrative expenses.” VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA.

Other assets consist primarily of prepaid pension benefit costs (see Note 18), certain restricted assets, trade receivables, goodwill and other intangible assets, “right-of-use” lease assets (see “Other liabilities” below), DSI, the Company’s investments in operating joint ventures, property and equipment, reinsurance recoverables (see “Reinsurance” below), and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting guidance provides for an optional qualitative assessment for testing goodwill impairment that may allow companies to skip the quantitative two-step test. The Company performed the qualitative assessment for Assurance IQ which was acquired in October 2019. All other reporting units elected the quantitative two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of a potential impairment and the second step of the test is performed to measure the amount of impairment.

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

The Company offered various types of sales inducements to policyholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducement balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 13 for additional information regarding sales inducements.

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

Leases are recorded on the balance sheet as “right-of-use” assets and lease liabilities within “Other assets” and “Other liabilities” respectively. Leases are classified as either operating or finance leases and lease expense is recognized within “General and administrative expenses.” As a lessee, for operating leases, total lease expense is recognized using a straight-line method. Finance leases are treated as the purchase of an asset on a financing basis. Additionally, as a lessor, for sales-type and direct financing leases, the Company derecognizes the carrying value of the leased asset that is considered to have been transferred to a lessee and records a lease receivable and residual asset (“receivable and residual” approach). See Note 11 for additional information regarding leases.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Separate account assets represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management and service fees.” Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrues to the Company and is included in the Company’s results of operations. See Note 13 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

LIABILITIES

Future policy benefits liability is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity are generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by recognizing a premium deficiency. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. If a premium deficiency is recognized, the assumptions without a provision for the risk of adverse deviation as of the premium deficiency test date are locked-in and used in subsequent valuations. The net reserves continue to be subject to premium deficiency testing. In determining if a premium deficiency related to short-duration contracts exists, the Company considers, among other factors, anticipated investment income. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Historically, PFL liabilities have been predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach, and accordingly, are updated each quarter, using current in-force and market data, and as part of the annual assumption update, such that the liability as of each measurement date represents the Company’s current estimate of the present value of the amount necessary to offset anticipated future losses. See Note 12 for additional information regarding future policy benefits.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses include estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain long-duration life and annuity contracts, which are discussed more fully in Note 13, and deferred profits.

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 12 for additional information regarding policyholders’ account balances.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Policyholders’ dividends liability includes dividends payable to policyholders and the policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of The Prudential Insurance Company of America (“PICA”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI. For additional information on the policyholder dividend obligation, see Note 15. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

Securities sold under agreements to repurchase represent liabilities associated with securities repurchase agreements which are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party, and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents (see also “Cash and cash equivalents” above). As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income.”

Cash collateral for loaned securities represent liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income.”

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

The Company and its includible domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes. See Note 16 for a discussion of certain non-U.S. jurisdictions for which the Company assumes repatriation of earnings.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 16 for a discussion of factors considered when evaluating the need for a valuation allowance.

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) includes two new tax provisions that could impact the Company’s effective tax rate and cash tax payments in future periods. The Base Erosion and Anti-Abuse Tax (“BEAT”) taxes modified taxable income at a rate of 10% in 2019 increasing to 12.5% in 2026 and is due if the calculated BEAT amount that is determined without the benefit of foreign and certain tax credits is greater than the regular corporate tax in any given year. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. Final Regulations confirmed that benefit and claim payments made by our U.S. insurance business to our foreign affiliates on reinsurance assumed by the U.S. affiliates are not base erosion payments. The Global Intangible Low-Taxed Income (“GILTI”) provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. The amount of tax in any period on GILTI can depend on annual differences between U.S. taxable income recognition rules and taxable income recognition rules in the country of operations and the overall taxable income of U.S. operations, as well as U.S. expense allocation rules which limit the amount of foreign tax credits that can be applied to reduce the U.S. tax on the GILTI provision. Under certain circumstances the taxable income of U.S. operations may cause more than 50% of earnings of foreign affiliates to be subject to the GILTI provision. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, the GILTI provision would operate to cause a loss of U.S. tax benefits for some or all of those losses, effectively increasing the tax on foreign earnings. The Company accounts for the effects of the BEAT and GILTI provisions as a period cost if and when incurred.

In December of 2017, Securities and Exchange Commission (“SEC”) staff issued “SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allowed registrants to record provisional amounts during a “measurement period” not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 16 to the Consolidated Financial Statements for a discussion of provisional amounts related to the Tax Act of 2017 recorded in 2017 and adjustments to provisional amounts recorded in 2018.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s liability for income taxes includes a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 16 for additional information regarding income taxes.

Effective January 1, 2018, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss), which allowed a reclassification from AOCI to retained earnings for stranded effects resulting from the Tax Act of 2017. The Company elected to apply the ASU subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by increasing AOCI and decreasing retained earnings, each by $1,653 million upon adoption on January 1, 2018. Stranded effects unrelated to the Tax Act of 2017 are generally released from AOCI when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).

Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General and administrative expenses” in the Company’s Consolidated Statements of Operations. Interest expense may also be reported within “Net investment income” for certain activity, as prescribed by specialized industry guidance. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items for which the Company has the intent and ability to refinance on a long-term basis in the near-term. See Note 17 for additional information regarding short-term and long-term debt.

Other liabilities consist primarily of trade payables, lease liabilities (see “Other assets” above), pension and other employee benefit liabilities (see Note 18), derivative liabilities (see “Derivative Financial Instruments” below), reinsurance payables (see “Reinsurance” below), and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

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

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts. The Company also provides contracts with certain living benefits which are considered embedded derivatives. See Note 13 for additional information regarding these contracts and Note 6 for information regarding the valuation of these embedded derivatives.

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

Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and fixed annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6.

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

Additionally, for digital insurance brokerage placement services provided by Assurance IQ, the Company earns both initial and renewal commissions as compensation for the placement of insurance policies with insurance carriers. At the effective date of the policy, the Company records within “Other income (loss)” the expected lifetime revenue for the initial and renewal commissions considering estimates of the timing of future policy cancelations. These estimates are reassessed each reporting period and any changes in estimates are reflected in the current period.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Earnings Per Share

Earnings per share of Common Stock for 2019, 2018 and 2017 reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 20 for additional information.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk (“NPR”) used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (OTC-cleared), while others are bilateral contracts between two counterparties (OTC-bilateral). Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-functional currency earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges and hedges of net investments in foreign operations. The Company may also enter into intercompany derivatives, the results of which ultimately eliminate in consolidation over the term of the instrument; however, where applicable, derivative results are included in business gross profits which may impact the pattern by which DAC and other

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

assets are amortized. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

When a derivative is designated as a foreign currency hedge and is determined to be highly effective, changes in its fair value are recorded either in current period earnings if the hedge transaction is a fair value hedge (e.g., a hedge of a recognized foreign currency asset or liability) or in AOCI if the hedge transaction is a cash flow hedge (e.g., a foreign currency denominated forecasted transaction). When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value is accounted for in the same manner as a translation adjustment (i.e., reported in the cumulative translation adjustment account within AOCI).

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 14 for additional information about the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Other assets” and amounts payable are included in “Other liabilities.” Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contract holders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to yearly renewable term premiums over the life of the underlying policies. The cost of reinsurance related to short-duration reinsurance contracts is accounted for over the reinsurance contract period.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in “Other liabilities” and deposits made are included in “Other assets”. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as “Other income (loss)” or “General and administrative expenses”, as appropriate.

Accounting for Certain Reinsurance Contracts in the Individual Life Business

In 2017, the Company recognized a charge of $237 million in the Individual Life segment, reflecting a change to a preferable accounting method for estimating reinsurance cash flows associated with universal life products and reflecting these cash flows in the financial statements. Under the previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, reinsurance cash flows (e.g., premiums and recoveries) were generally recognized as they occurred. Under the new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, the way in which reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves, DAC and VOBA was also revised. The change represents a change in accounting estimate effected by

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

a change in accounting principle and is included within the Company’s annual reviews and update of assumptions and other refinements.

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2019, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

ASUs adopted during the year ended December 31, 2019

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (Topic 842)
This ASU requires lessees to recognize assets and liabilities from all outstanding lease contracts on the balance sheet (with limited exception). Specifically, lessees are required to record on balance sheet “right-of-use” assets and related liabilities to make operating or finance lease payments. Lessees are required to record single lease expenses on a straight-line basis for operating leases, and interest and amortization expenses for finance leases. For lessors, the standard modifies classification criteria and accounting for sales-type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset (“receivable and residual” approach). The standard also eliminates the real estate specific provisions of existing Topic 840, Leases, and requires additional disclosures.

January 1, 2019 using the modified retrospective method with a cumulative effect adjustment as of the earliest period presented. The Company elected the package of practical expedients permitted under the transition guidance which eliminated the need to reassess: (a) whether any existing contracts are, or contain, leases; (b) the lease classification for any existing leases (i.e., all existing lessee arrangements that were classified as operating leases before are now classified as operating leases, and all existing lessee arrangements that were classified as capital leases before are now classified as finance leases); and (c) initial direct costs for any existing leases. The Company did not elect the practical expedient, which may be applied separately, to use hindsight in determining the lease term and in assessing impairment of the Company’s “right-of-use assets.”

Adoption of the ASU resulted in the recording of “right-of-use” assets and lease liabilities related to existing operating leases of approximately $600 million as of January 1, 2019 on the Consolidated Financial Statements. Adoption of the standard also resulted in additional required disclosures. See Note 11 for additional information.

ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method which included cumulative effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The impact of the cumulative effect adjustment to retained earnings was immaterial.

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
January 1, 2019 using the modified retrospective method which included cumulative effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. The impact of the cumulative effect adjustment to retained earnings and accumulated other comprehensive income (loss) (“AOCI”) related to ineffectiveness of the hedge instruments outstanding at the date of adoption was immaterial. See Note 5 for additional required disclosures.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of December 31, 2019— ASU 2018-12

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a retrospective transition method for DAC and other balances.

The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record market risk benefit assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change that is attributable to changes in an entity’s NPR which is recognized in OCI.

An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative effect adjustment on the balance sheet as of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.

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

Other ASUs issued but not yet adopted as of December 31, 2019

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

January 1, 2020 using the modified retrospective method which will include a cumulative effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASC 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.

Adoption of this guidance will result in 1) the recognition of an allowance for credit losses based on the current expected credit loss model on financial assets carried at amortized cost and certain off-balance sheet credit exposures; and 2) related adjustments to retained earnings. The cumulative effect associated with the adoption of this standard is expected to reduce retained earnings by approximately $100 million. This impact is attributable to an increase of $152 million in the allowance for losses (primarily related to mortgage loans) reduced by $52 million related to offsets for deferred tax liability, policyholders’ dividends and deferred policy acquisition costs.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which measures a goodwill impairment by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of the goodwill. Under the ASU, a goodwill impairment should be recorded for the amount by which the carrying amount of a reporting unit exceeds its fair value (capped by the total amount of goodwill allocated to the reporting unit).
		January 1, 2020 using the prospective method. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.	The Company does not expect the adoption of the ASU to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3.	INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,625	$5,195	$161	$35,659	$0
Obligations of U.S. states and their political subdivisions	10,068	1,437	8	11,497	0
Foreign government bonds	98,356	20,761	63	119,054	(34)
U.S. public corporate securities	87,566	11,030	257	98,339	(6)
U.S. private corporate securities(1)	34,410	2,243	120	36,533	0
Foreign public corporate securities	26,841	3,054	70	29,825	(1)
Foreign private corporate securities	27,619	1,201	580	28,240	0
Asset-backed securities(2)	13,067	147	40	13,174	(77)
Commercial mortgage-backed securities	14,978	610	14	15,574	0
Residential mortgage-backed securities(3)	3,044	159	2	3,201	(1)
Total fixed maturities, available-for-sale(1)	$346,574	$45,837	$1,315	$391,096	$(119)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$891	$282	$0	$1,173
Foreign public corporate securities	649	64	0	713
Foreign private corporate securities	83	2	0	85
Residential mortgage-backed securities(3)	310	21	0	331
Total fixed maturities, held-to-maturity(5)	$1,933	$369	$0	$2,302

__________

(1)	Excludes notes with amortized cost of $4,751 million (fair value, $4,757 million), which have been offset with the associated debt under a netting agreement.

(2)	Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $362 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(5)	Excludes notes with amortized cost of $4,998 million (fair value, $5,401 million), which have been offset with the associated debt under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,242	$2,994	$642	$30,594	$0
Obligations of U.S. states and their political subdivisions	9,880	676	63	10,493	0
Foreign government bonds	96,710	16,714	314	113,110	0
U.S. public corporate securities	82,257	3,912	2,754	83,415	(2)
U.S. private corporate securities(1)	32,450	1,151	581	33,020	0
Foreign public corporate securities	27,671	2,061	531	29,201	(3)
Foreign private corporate securities	25,314	434	1,217	24,531	0
Asset-backed securities(2)	12,888	162	77	12,973	(160)
Commercial mortgage-backed securities	13,396	99	180	13,315	0
Residential mortgage-backed securities(3)	2,937	99	32	3,004	(1)
Total fixed maturities, available-for-sale(1)	$331,745	$28,302	$6,391	$353,656	$(166)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$885	$269	$0	$1,154
Foreign public corporate securities	668	64	0	732
Foreign private corporate securities	95	3	0	98
Residential mortgage-backed securities(3)	365	23	0	388
Total fixed maturities, held-to-maturity(5)	$2,013	$359	$0	$2,372

 __________

(1)	Excludes notes with amortized cost of $4,216 million (fair value, $4,216 million), which have been offset with the associated debt under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,950	$161	$267	$0	$5,217	$161
Obligations of U.S. states and their political subdivisions	273	8	0	0	273	8
Foreign government bonds	2,332	60	126	3	2,458	63
U.S. public corporate securities	3,944	85	2,203	172	6,147	257
U.S. private corporate securities	2,283	44	1,563	76	3,846	120
Foreign public corporate securities	1,271	23	496	47	1,767	70
Foreign private corporate securities	1,466	33	5,666	547	7,132	580
Asset-backed securities	3,979	12	4,433	28	8,412	40
Commercial mortgage-backed securities	1,193	10	164	4	1,357	14
Residential mortgage-backed securities	207	1	88	1	295	2
Total	$21,898	$437	$15,006	$878	$36,904	$1,315
__________

(1)	As of December 31, 2019, there were no securities classified as held-to-maturity in a gross unrealized loss position.

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities(1):
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,007	$67	$6,986	$575	$9,993	$642
Obligations of U.S. states and their political subdivisions	1,725	25	999	38	2,724	63
Foreign government bonds	2,369	136	3,515	178	5,884	314
U.S. public corporate securities	34,064	1,570	13,245	1,184	47,309	2,754
U.S. private corporate securities	8,923	225	7,985	356	16,908	581
Foreign public corporate securities	7,363	308	2,928	223	10,291	531
Foreign private corporate securities	12,218	692	4,468	525	16,686	1,217
Asset-backed securities	8,255	70	669	7	8,924	77
Commercial mortgage-backed securities	1,781	14	4,733	166	6,514	180
Residential mortgage-backed securities	194	1	1,042	31	1,236	32
Total	$79,899	$3,108	$46,570	$3,283	$126,469	$6,391

__________

(1)	As of December 31, 2018, there was $13 million of fair value and less than $1 million of gross unrealized losses, which are not reflected in AOCI, on securities classified as held-to-maturity.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2019 and 2018, the gross unrealized losses on fixed maturity securities were composed of $973 million and $5,391 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $342 million and $1,000 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2019, the $878 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, consumer non-cyclical and finance sectors. As of December 31, 2018, the $3,283 million of gross unrealized losses of twelve months or more were concentrated in U.S. government bonds and in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either December 31, 2019 or 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of December 31, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$12,287	$12,816	$29	$29
Due after one year through five years	51,942	55,160	114	116
Due after five years through ten years	68,965	75,506	592	657
Due after ten years(1)	182,291	215,665	888	1,169
Asset-backed securities	13,067	13,174	0	0
Commercial mortgage-backed securities	14,978	15,574	0	0
Residential mortgage-backed securities	3,044	3,201	310	331
Total	$346,574	$391,096	$1,933	$2,302
 __________

(1)
Excludes available-for-sale notes with amortized cost of $4,751 million (fair value, $4,757 million) and held-to-maturity notes with amortized cost of $4,998 million (fair value, $5,401 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$32,283	$38,230	$34,002
Proceeds from maturities/prepayments	20,036	21,207	24,460
Gross investment gains from sales and maturities	1,715	1,412	1,548
Gross investment losses from sales and maturities	(434)	(905)	(700)
OTTI recognized in earnings(2)	(315)	(279)	(267)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$99	$94	$153
 __________

(1)	Includes $13 million, $(238) million and $218 million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
Excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)
Includes less than $(1) million, less than $(1) million and $(2) million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Years Ended December 31,
	2019	2018
	(in millions)
Credit loss impairments:
Balance in OCI, beginning of period	$140	$319
New credit loss impairments	61	1
Additional credit loss impairments on securities previously impaired	12	0
Increases due to the passage of time on previously recorded credit losses	6	10
Reductions for securities which matured, paid down, prepaid or were sold during the period	(44)	(162)
Reductions for securities impaired to fair value during the period(1)	(12)	(24)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)	(4)
Balance in OCI, end of period	$159	$140
 __________

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019		December 31, 2018
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$277	$277	$215	$215
Fixed maturities:
Corporate securities	13,143	13,603	13,258	13,119
Commercial mortgage-backed securities	1,845	1,896	2,346	2,324
Residential mortgage-backed securities(1)	1,134	1,158	828	811
Asset-backed securities(2)	1,639	1,662	1,649	1,665
Foreign government bonds	802	814	1,087	1,083
U.S. government authorities and agencies and obligations of U.S. states	341	397	538	577
Total fixed maturities(3)	18,904	19,530	19,706	19,579
Equity securities	1,465	1,790	1,378	1,460
Total assets supporting experience-rated contractholder liabilities(4)	$20,646	$21,597	$21,299	$21,254
 __________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)
Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value were $1,060 million and $1,028 million as of December 31, 2019 and 2018, respectively, all of which were rated AAA.

(3)	As a percentage of amortized cost, 94% and 93% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of December 31, 2019 and 2018, respectively.

(4)	As a percentage of amortized cost, 77% and 78% of the portfolio consisted of public securities as of December 31, 2019 and 2018, respectively.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $996 million, $(778) million and $300 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $943 million and $(1,157) million during the years ended December 31, 2019 and 2018, respectively. The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other comprehensive income (loss),” was $(494) million during the year ended December 31, 2017.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$74,118	$89,546	$71,952	$84,461
Fixed maturities, held-to-maturity	869	1,143	864	1,127
Fixed maturities, trading	23	23	22	22
Assets supporting experience-rated contractholder liabilities	653	664	691	697
Total	$75,663	$91,376	$73,529	$86,307

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$10,823	$13,322	$10,339	$12,586
Assets supporting experience-rated contractholder liabilities	15	16	15	15
Total	$10,838	$13,338	$10,354	$12,601

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019		December 31, 2018
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$13,462	21.4%	$13,280	22.4%
Retail	8,379	13.3	8,639	14.6
Apartments/Multi-Family	17,348	27.6	16,538	28.0
Industrial	13,226	21.1	11,574	19.6
Hospitality	2,415	3.9	1,931	3.3
Other	4,533	7.2	3,846	6.5
Total commercial mortgage loans	59,363	94.5	55,808	94.4
Agricultural property loans	3,472	5.5	3,316	5.6
Total commercial mortgage and agricultural property loans by property type	62,835	100.0%	59,124	100.0%
Allowance for credit losses	(117)		(123)
Total net commercial mortgage and agricultural property loans by property type	62,718		59,001
Other loans:
Uncollateralized loans	656		660
Residential property loans	124		157
Other collateralized loans	65		17
Total other loans	845		834
Allowance for credit losses	(4)		(5)
Total net other loans	841		829
Total commercial mortgage and other loans(1)	$63,559		$59,830
 __________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of December 31, 2019 and 2018, the net carrying value of these loans was $228 million and $763 million, respectively.

As of December 31, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (7%), Australia (1%) and Asia (1%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2016	$96	$2	$2	$0	$6	$106
Addition to (release of) allowance for credit losses	2	1	(1)	0	(1)	1
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Balance at December 31, 2017	97	3	1	0	5	106
Addition to (release of) allowance for credit losses	23	0	(1)	0	0	22
Charge-offs, net of recoveries	0	0	0	0	0	0
Change in foreign exchange	0	0	0	0	0	0
Balance at December 31, 2018	120	3	0	0	5	128
Addition to (release of) allowance for credit losses	(5)	0	0	0	(1)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Balance at December 31, 2019	$114	$3	$0	$0	$4	$121

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	December 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$7	$0	$0	$0	$0	$7
Collectively evaluated for impairment	107	3	0	0	4	114
Total ending balance(1)	$114	$3	$0	$0	$4	$121
Recorded investment(2):
Individually evaluated for impairment	$65	$15	$0	$0	$0	$80
Collectively evaluated for impairment	59,298	3,457	124	65	656	63,600
Total ending balance(1)	$59,363	$3,472	$124	$65	$656	$63,680
 __________

(1)	As of December 31, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance for credit losses:
Individually evaluated for impairment	$19	$0	$0	$0	$0	$19
Collectively evaluated for impairment	101	3	0	0	5	109
Total ending balance(1)	$120	$3	$0	$0	$5	$128
Recorded investment(2):
Individually evaluated for impairment	$67	$35	$0	$0	$2	$104
Collectively evaluated for impairment	55,741	3,281	157	17	658	59,854
Total ending balance(1)	$55,808	$3,316	$157	$17	$660	$59,958
 __________

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

Commercial mortgage loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$31,027	$701	$217	$31,945
60%-69.99%	17,090	1,145	42	18,277
70%-79.99%	8,020	719	28	8,767
80% or greater	209	143	22	374
Total commercial mortgage loans	$56,346	$2,708	$309	$59,363

Agricultural property loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$3,289	$57	$14	$3,360
60%-69.99%	112	0	0	112
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,401	$57	$14	$3,472

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Total commercial mortgage and agricultural property loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$34,316	$758	$231	$35,305
60%-69.99%	17,202	1,145	42	18,389
70%-79.99%	8,020	719	28	8,767
80% or greater	209	143	22	374
Total commercial mortgage and agricultural property loans	$59,747	$2,765	$323	$62,835

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$59,363	$0	$0	$0	$0	$59,363	$44
Agricultural property loans	3,458	1	0	13	14	3,472	13
Residential property loans	121	1	0	2	3	124	2
Other collateralized loans	65	0	0	0	0	65	0
Uncollateralized loans	656	0	0	0	0	656	0
Total	$63,663	$2	$0	$15	$17	$63,680	$59
__________

(1)	As of December 31, 2019, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$55,808	$0	$0	$0	$0	$55,808	$66
Agricultural property loans	3,301	0	0	15	15	3,316	18
Residential property loans	154	1	0	2	3	157	3
Other collateralized loans	17	0	0	0	0	17	0
Uncollateralized loans	660	0	0	0	0	660	0
Total	$59,940	$1	$0	$17	$18	$59,958	$87

 __________

(1)	As of December 31, 2018, there were no loans in this category accruing interest.

(2)	For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2019	2018
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$3,625	$3,182
Hedge funds	1,947	1,337
Real estate-related	1,372	1,207
Subtotal equity method	6,944	5,726
Fair value:
Private equity	1,705	1,684
Hedge funds	2,172	2,135
Real estate-related	336	296
Subtotal fair value	4,213	4,115
Total LPs/LLCs	11,157	9,841
Real estate held through direct ownership(1)	2,388	2,466
Derivative instruments	877	1,155
Other(2)	1,184	1,064
Total other invested assets	$15,606	$14,526

__________

(1)	As of December 31, 2019 and 2018, real estate held through direct ownership had mortgage debt of $537 million and $776 million, respectively.

(2)
Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 17.

In certain investment structures, the Company’s investment management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other invested assets,” with any unaffiliated investors’ non-controlling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $428 million and $349 million as of December 31, 2019 and 2018, respectively. There was $230 million and $199 million of unaffiliated interest in the consolidated feeder funds as of December 31, 2019 and 2018, respectively, and the master funds had gross assets of $89,313 million and $122,376 million, respectively, and gross liabilities of $86,471 million and $119,697 million, respectively, which are not included on the Company’s balance sheet.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2019	2018
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$313,828	$78,546
Total liabilities(2)	$19,274	$8,293
Partners’ capital	294,554	70,253
Total liabilities and partners’ capital	$313,828	$78,546
Total liabilities and partners’ capital included above	$7,438	$6,265
Equity in LP/LLC interests not included above	814	790
Carrying value	$8,252	$7,055
 __________

(1)
Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.

(2)
Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third-party-borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$11,430	$6,264	$6,392
Total expenses(2)	(5,800)	(3,222)	(2,300)
Net earnings (losses)	$5,630	$3,042	$4,092
Equity in net earnings (losses) included above	$525	$233	$409
Equity in net earnings (losses) of LP/LLC interests not included above	11	14	123
Total equity in net earnings (losses)	$536	$247	$532
  __________

(1)
Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in real estate, investments in securities and other income.

(2)
Amount represents gross expenses of each fund where the Company has a significant investment. These expenses consist primarily of interest expense, investment management fees, salary expenses and other expenses.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities, available-for-sale(1)	$12,644	$11,989	$11,482
Fixed maturities, held-to-maturity(1)	232	226	215
Fixed maturities, trading	149	143	163
Assets supporting experience-rated contractholder liabilities, at fair value	731	722	736
Equity securities, at fair value	160	164	398
Commercial mortgage and other loans	2,584	2,352	2,267
Policy loans	619	622	617
Other invested assets	1,005	519	1,117
Short-term investments and cash equivalents	453	345	203
Gross investment income	18,577	17,082	17,198
Less: investment expenses	(992)	(906)	(763)
Net investment income	$17,585	$16,176	$16,435
  __________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

The carrying value of non-income producing assets included $204 million in available-for-sale fixed maturities; $27 million in assets supporting experience-rated contractholder liabilities and $1 million in investment real estate, as of December 31, 2019. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2019.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities(1)	$966	$228	$581
Equity securities(2)	0	0	1,066
Commercial mortgage and other loans	44	49	70
Investment real estate	78	84	12
LPs/LLCs	(38)	17	(23)
Derivatives	(1,513)	1,597	(1,275)
Other	4	2	1
Realized investment gains (losses), net	$(459)	$1,977	$432
 __________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(2)	Effective January 1, 2018, realized gains (losses) on equity securities are recorded within “Other income (loss).”

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2019	2018	2017
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI	$243	$190	$286
Fixed maturity securities, available-for-sale—all other	44,279	21,721	34,109
Equity securities, available-for-sale(1)	0	0	2,027
Derivatives designated as cash flow hedges(2)	832	811	(39)
Other investments(3)	(15)	(2)	15
Net unrealized gains (losses) on investments	$45,339	$22,720	$36,398
 __________

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within “Other income (loss).”

(2)	For more information on cash flow hedges, see Note 5.

(3)
As of December 31, 2019, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	December 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies(1)	$9,431	$0	$9,431	$9,418	$171	$9,589
U.S. public corporate securities	0	0	0	19	0	19
Residential mortgage-backed securities(1)	250	0	250	342	0	342
Total securities sold under agreements to repurchase(1)(2)	$9,681	$0	$9,681	$9,779	$171	$9,950
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

(2)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9	$0	$9	$105	$0	$105
Obligations of U.S. states and their political subdivisions	33	0	33	88	0	88
Foreign government bonds	244	0	244	325	0	325
U.S. public corporate securities	2,996	0	2,996	2,563	0	2,563
Foreign public corporate securities	762	0	762	693	0	693
Commercial mortgage-backed securities	2	0	2	0	0	0
Equity securities	167	0	167	155	0	155
Total cash collateral for loaned securities(1)	$4,213	$0	$4,213	$3,929	$0	$3,929

__________

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

Securities Pledged

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties, as of the dates indicated:

	December 31,
	2019	2018
	(in millions)
Fixed maturities(1)	$15,109	$15,319
Fixed maturities, trading	58	0
Assets supporting experience-rated contractholder liabilities	22	123
Separate account assets	2,547	2,811
Equity securities	543	152
Other	445	0
Total securities pledged	$18,724	$18,405

__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

The following table sets forth the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2019	2018
	(in millions)
Securities sold under agreements to repurchase	$9,681	$9,950
Cash collateral for loaned securities	4,213	3,929
Separate account liabilities	2,624	2,867
Total liabilities supported by the pledged collateral	$16,518	$16,746

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and postings of collateral from OTC derivative counterparties. The fair value of this collateral was approximately $7,729 million as of December 31, 2019 (the largest components of which included $1,012 million of securities and $6,717 million of cash from OTC derivative counterparties) and $5,309 million as of December 31, 2018 (the largest components of which included $986 million of securities and $4,323 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets on Deposit, Held in Trust, and Restricted as to Sale

The following table provides assets on deposit, assets held in trust, and securities restricted as to sale, as of the dates indicated:

	December 31,
	2019	2018
	(in millions)
Assets on deposit with governmental authorities or trustees	$30	$27
Assets held in voluntary trusts(1)	58	609
Assets held in trust related to reinsurance and other agreements(2)	14,897	13,259
Securities restricted as to sale(3)	36	40
Total assets on deposit, assets held in trust and securities restricted as to sale	$15,021	$13,935
 __________

(1)	Represents assets held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits.

(2)
Represents assets held in trust related to reinsurance agreements excluding reinsurance agreements between wholly-owned subsidiaries. Assets valued at $21.7 billion and $16.1 billion were held in trust related to reinsurance agreements between wholly-owned subsidiaries as of December 31, 2019 and 2018, respectively.

(3)	Includes member and activity stock associated with memberships in the Federal Home Loan Banks of New York and Boston.

4.	VARIABLE INTEREST ENTITIES

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	December 31,		December 31,
	2019	2018	2019	2018

	(in millions)
Fixed maturities, available-for-sale	$104	$73	$285	$282
Fixed maturities, held-to-maturity	83	95	839	831
Fixed maturities, trading	1,112	1,076	0	0
Assets supporting experience-rated contractholder liabilities	0	0	4	8
Equity securities	47	41	0	0
Commercial mortgage and other loans	883	730	0	0
Other invested assets	2,199	1,526	89	77
Cash and cash equivalents	166	131	0	0
Accrued investment income	4	5	4	4
Other assets	450	463	689	721
Total assets of consolidated VIEs	$5,048	$4,140	$1,910	$1,923
Other liabilities	$304	$295	$13	$17
Notes issued by consolidated VIEs(2)	1,274	955	0	0
Total liabilities of consolidated VIEs	$1,578	$1,250	$13	$17

 __________

(1)
Total assets of consolidated VIEs reflect $2,668 million and $2,013 million as of December 31, 2019 and 2018, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)
Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of December 31, 2019, the maturities of these obligations were between 4 and 9 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $1,021 million and $836 million at December 31, 2019 and 2018, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In the normal course of its activities, the Company will invest in LPs/LLCs which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of these entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $11,157 million and $9,841 million as of December 31, 2019 and 2018, respectively.

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

Foreign Exchange Contracts

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Credit Contracts

The Company writes credit default swaps to gain exposure similar to investment in public fixed maturity cash instruments. With these derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced name (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security or (in the case of a credit default index) pay the referenced amount less the auction recovery rate. See credit derivatives section for further discussion of guarantees. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

Embedded Derivatives. The Company sells certain products (for example, variable annuities) which may include guaranteed benefit features that are accounted for as embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to offset certain risks related to the above products’ features. The derivatives may include, but are not limited to equity options, equity futures, total return swaps, interest rate swaptions, caps, floors and other instruments.

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
Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $867 million and $1,148 million as of December 31, 2019 and 2018, respectively, and total derivative liabilities of $831 million and $127 million as of December 31, 2019 and 2018, respectively, reflected in the Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019			December 31, 2018
Primary Underlying Risk/ Instrument Type	Gross	Fair Value		Gross	Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,257	$628	$(73)	$3,885	$305	$(67)
Interest Rate Forwards	205	4	(1)	600	26	0
Foreign Currency
Foreign Currency Forwards	1,461	22	(57)	722	26	(2)
Currency/Interest Rate
Foreign Currency Swaps	22,746	1,467	(302)	20,724	1,520	(358)
Total Derivatives Designated as Hedge Accounting Instruments	$27,669	$2,121	$(433)	$25,931	$1,877	$(427)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$141,162	$10,249	$(4,861)	$140,963	$5,792	$(3,435)
Interest Rate Futures	17,095	4	(38)	13,991	23	(2)
Interest Rate Options	16,496	339	(238)	24,002	147	(314)
Interest Rate Forwards	2,218	18	(3)	5,049	72	0
Foreign Currency
Foreign Currency Forwards	26,604	208	(214)	19,849	246	(138)
Foreign Currency Options	0	0	0	2	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,874	740	(345)	13,784	773	(421)
Credit
Credit Default Swaps	798	21	0	5,207	33	(23)
Equity
Equity Futures	1,802	0	(3)	1,141	0	(8)
Equity Options	32,657	679	(765)	58,693	384	(554)
Total Return Swaps	18,218	6	(636)	17,309	1,131	(86)
Other
Other(1)	1,258	0	0	508	0	0
Synthetic GICs	80,009	1	0	79,215	2	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$352,191	$12,265	$(7,103)	$379,713	$8,603	$(4,981)
Total Derivatives(2)(3)	$379,860	$14,386	$(7,536)	$405,644	$10,480	$(5,408)
 __________

(1)
“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.

(2)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $14,035 million and $8,959 million as of December 31, 2019, and 2018, respectively, primarily included in “Future policy benefits.”

(3)	Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position.

As of December 31, 2019, the following amounts were recorded on the Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$389	$64
Commercial mortgage and other loans	$23	$2
Policyholders’ account balances	$(1,376)	$(107)
Future policy benefits	$(676)	$(172)
________

(1)	There were no material fair value hedging adjustments for hedged assets and liabilities for which hedge accounting has been discontinued.

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

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,303	$(13,519)	$784	$(607)	$177
Securities purchased under agreement to resell	1,012	0	1,012	(1,012)	0
Total Assets	$15,315	$(13,519)	$1,796	$(1,619)	$177
Offsetting of Financial Liabilities:
Derivatives(1)	$7,528	$(6,705)	$823	$(244)	$579
Securities sold under agreement to repurchase	9,681	0	9,681	(9,681)	0
Total Liabilities	$17,209	$(6,705)	$10,504	$(9,925)	$579

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$10,407	$(9,331)	$1,076	$(614)	$462
Securities purchased under agreement to resell	986	0	986	(986)	0
Total Assets	$11,393	$(9,331)	$2,062	$(1,600)	$462
Offsetting of Financial Liabilities:
Derivatives(1)	$5,387	$(5,281)	$106	$(45)	$61
Securities sold under agreement to repurchase	9,950	0	9,950	(9,950)	0
Total Liabilities	$15,337	$(5,281)	$10,056	$(9,995)	$61
 __________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

Cash Flow, Fair Value and Net Investment Hedges

The primary derivative instruments used by the Company in its fair value, cash flow and net investment hedge accounting relationships are interest rate swaps, currency swaps and currency forwards. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, and equity derivatives in any of its fair value, cash flow or net investment hedge accounting relationships.

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, including the offset of the hedged item in fair value hedge relationships.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited To Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(14)	$(7)	$0	$0	$194	$155	$0
Currency	0	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	(14)	(7)	0	0	194	155	0
Gains (losses) on the hedged item:
Interest Rate	11	20	0	0	(186)	(140)	0
Currency	1	3	0	0	0	0	0
Total gains (losses) on hedged item	12	23	0	0	(186)	(140)	0
Total gains (losses) on fair value hedges net of hedged item	(2)	16	0	0	8	15	0
Cash flow hedges
Interest Rate	58	0	0	0	0	0	(25)
Currency	6	0	0	0	0	0	(62)
Currency/Interest Rate	130	282	(97)	0	0	0	99
Total gains (losses) on cash flow hedges	194	282	(97)	0	0	0	12
Net investment hedges
Currency	0	0	0	0	0	0	4
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	4
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,533	0	0	0	0	0	0
Currency	14	0	5	0	0	0	0
Currency/Interest Rate	394	0	0	0	0	0	0
Credit	123	0	0	0	0	0	0
Equity	(4,057)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(2,705)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,698)	0	5	0	0	0	0
Total	$(1,506)	$298	$(92)	$0	$8	$15	$16

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited To Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$20	$(9)	$0	$0	$(65)	$35	$0
Currency	6	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	26	(9)	0	0	(65)	35	0
Gains (losses) on the hedged item:
Interest Rate	(27)	31	0	0	79	(31)	0
Currency	(5)	3	0	0	0	0	0
Total gains (losses) on hedged item	(32)	34	0	0	79	(31)	0
Total gains (losses) on fair value hedges net of hedged item	(6)	25	0	0	14	4	0
Cash flow hedges
Interest Rate	2	0	0	(1)	0	0	32
Currency	7	0	0	0	0	0	20
Currency/Interest Rate	69	217	257	0	0	0	798
Total gains (losses) on cash flow hedges	78	217	257	(1)	0	0	850
Net investment hedges
Currency	0	0	0	0	0	0	6
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	6
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,226)	0	0	0	0	0	0
Currency	342	0	(1)	0	0	0	0
Currency/Interest Rate	364	0	3	0	0	0	0
Credit	(55)	0	0	0	0	0	0
Equity	1,121	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	966	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	1,512	0	2	0	0	0	0
Total	$1,584	$242	$259	$(1)	$14	$4	$856

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited To Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)

	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$16	$(19)	$0	$0	$(1)	$0	$0
Currency	(6)	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	10	(19)	0	0	(1)	0	0
Gains (losses) on the hedged item:
Interest Rate	(18)	37	0	0	0	0	0
Currency	6	5	0	0	0	0	0
Total gains (losses) on hedged item	(12)	42	0	0	0	0	0
Total gains (losses) on fair value hedges net of hedged item	(2)	23	0	0	(1)	0	0
Cash flow hedges
Interest Rate	0	0	0	(3)	0	0	7
Currency	0	0	0	0	0	0	(3)
Currency/Interest Rate	98	189	(303)	0	0	0	(1,359)
Total gains (losses) on cash flow hedges	98	189	(303)	(3)	0	0	(1,355)
Net investment hedges
Currency	0	0	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	(9)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,161	0	0	0	0	0	0
Currency	(340)	0	0	0	0	0	0
Currency/Interest Rate	(348)	0	(5)	0	0	0	0
Credit	13	0	0	0	0	0	0
Equity	(2,498)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	644	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,368)	0	(5)	0	0	0	0
Total	$(1,272)	$212	$(308)	$(3)	$(1)	$0	$(1,364)
__________

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2016	$1,316
Amount recorded in AOCI
Interest Rate	5
Currency	(3)
Currency/Interest Rate	(1,375)
Total amount recorded in AOCI	(1,373)
Amount reclassified from AOCI to income
Interest Rate	2
Currency	0
Currency/Interest Rate	16
Total amount reclassified from AOCI to income	18
Balance, December 31, 2017	$(39)
Amount recorded in AOCI
Interest Rate	33
Currency	27
Currency/Interest Rate	1,341
Total amount recorded in AOCI	1,401
Amount reclassified from AOCI to income
Interest Rate	(1)
Currency	(7)
Currency/Interest Rate	(543)
Total amount reclassified from AOCI to income	(551)
Balance, December 31, 2018	$811
Cumulative effect adjustment from the adoption of ASU 2017-12(1)	9
Amount recorded in AOCI
Interest Rate	33
Currency	(56)
Currency/Interest Rate	414
Total amount recorded in AOCI	391
Amount reclassified from AOCI to income
Interest Rate	(58)
Currency	(6)
Currency/Interest Rate	(315)
Total amount reclassified from AOCI to income	(379)
Balance, December 31, 2019	$832

_________
(1)See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2019 values, it is estimated that a pre-tax gain of approximately $261 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $536 million as of 2019, $532 million as of 2018, and $526 million as of 2017.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Credit Derivatives

Credit derivatives, where the Company has written credit protection on a single name reference, had outstanding notional amounts of $100 million and $110 million as of December 31, 2019 and 2018, respectively. These credit derivatives are reported at fair value as an asset of $1 million as of both December 31, 2019 and 2018. As of December 31, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $36 million in NAIC 1; $60 million in NAIC 2; and $4 million in NAIC 3. The Company has also written credit protection on certain index references with notional amounts of $692 million and $4,953 million, reported at fair value as an asset of $20 million and $10 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the notional amount of these credit derivatives had the following NAIC ratings: $50 million in NAIC 1; $570 million in NAIC 3; and $72 million in NAIC 6. NAIC designations are based on the lowest rated single name reference included in the index.

The Company’s maximum amount at risk under these credit derivatives equals the aforementioned notional amounts and assumes the value of the underlying referenced securities become worthless. These credit derivatives have maturities of less than 1 year and less than 28 years for single name and index references, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2019 and 2018, the Company had $6 million and $145 million of outstanding notional amounts, reported at fair value as a liability of $0 million and $1 million, respectively.

Counterparty Credit Risk

The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

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

As of December 31, 2019, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$35,554	$105	$	$35,659
Obligations of U.S. states and their political subdivisions	0	11,493	4		11,497
Foreign government bonds	0	119,032	22		119,054
U.S. corporate public securities	0	97,959	380		98,339
U.S. corporate private securities(2)	0	34,749	1,784		36,533
Foreign corporate public securities	0	29,756	69		29,825
Foreign corporate private securities	0	27,237	1,003		28,240
Asset-backed securities(3)	0	12,238	936		13,174
Commercial mortgage-backed securities	0	15,574	0		15,574
Residential mortgage-backed securities	0	3,189	12		3,201
Subtotal	0	386,781	4,315		391,096
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	185	0		185
Obligations of U.S. states and their political subdivisions	0	212	0		212
Foreign government bonds	0	790	24		814
Corporate securities	0	12,966	637		13,603
Asset-backed securities(3)	0	1,593	69		1,662
Commercial mortgage-backed securities	0	1,896	0		1,896
Residential mortgage-backed securities	0	1,158	0		1,158
Equity securities	1,505	285	0		1,790
All other(4)	0	261	0		261
Subtotal	1,505	19,346	730		21,581
Fixed maturities, trading	0	3,597	287		3,884
Equity securities	5,813	939	633		7,385
Commercial mortgage and other loans	0	228	0		228
Other invested assets(5)	6	14,379	567	(13,519)	1,433
Short-term investments	1,806	1,975	155		3,936
Cash equivalents	2,079	6,796	131		9,006
Other assets	0	0	113		113
Separate account assets(6)(7)	46,574	240,433	1,717		288,724
Total assets	$57,783	$674,474	$8,648	$(13,519)	$727,386
Future policy benefits(8)	$0	$0	$12,831	$	$12,831
Policyholders’ account balances	0	0	1,316		1,316
Other liabilities	41	7,495	105	(6,705)	936
Notes issued by consolidated VIEs	0	0	800		800
Total liabilities	$41	$7,495	$15,052	$(6,705)	$15,883

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$30,513	$81	$	$30,594
Obligations of U.S. states and their political subdivisions	0	10,488	5		10,493
Foreign government bonds	0	112,985	125		113,110
U.S. corporate public securities	0	83,282	133		83,415
U.S. corporate private securities(2)	0	31,265	1,755		33,020
Foreign corporate public securities	0	29,148	53		29,201
Foreign corporate private securities	0	23,787	744		24,531
Asset-backed securities(3)	0	11,726	1,247		12,973
Commercial mortgage-backed securities	0	13,302	13		13,315
Residential mortgage-backed securities	0	2,925	79		3,004
Subtotal	0	349,421	4,235		353,656
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	381	0		381
Obligations of U.S. states and their political subdivisions	0	196	0		196
Foreign government bonds	0	858	225		1,083
Corporate securities	0	12,675	444		13,119
Asset-backed securities(3)	0	1,516	149		1,665
Commercial mortgage-backed securities	0	2,324	0		2,324
Residential mortgage-backed securities	0	811	0		811
Equity securities	1,222	237	1		1,460
All other(4)	0	215	0		215
Subtotal	1,222	19,213	819		21,254
Fixed maturities, trading	0	3,037	206		3,243
Equity securities	4,819	610	671		6,100
Commercial mortgage and other loans	0	763	0		763
Other invested assets(5)	23	10,454	263	(9,331)	1,409
Short-term investments	2,713	2,691	89		5,493
Cash equivalents	2,848	6,553	77		9,478
Other assets	0	0	25		25
Separate account assets(6)(7)	39,534	212,998	1,534		254,066
Total assets	$51,159	$605,740	$7,919	$(9,331)	$655,487
Future policy benefits(8)	$0	$0	$8,926	$	$8,926
Policyholders’ account balances	0	0	56		56
Other liabilities	18	5,398	0	(5,281)	135
Notes issued by consolidated VIEs	0	0	595		595
Total liabilities	$18	$5,398	$9,577	$(5,281)	$9,712
__________

(1)	“Netting” amounts represent cash collateral of $6,814 million and $4,050 million as of December 31, 2019 and 2018, respectively.

(2)
Excludes notes with fair value of $4,757 million (carrying amount of $4,751 million) and $4,216 million (carrying amount of $4,216 million) as of December 31, 2019 and 2018, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	All other represents cash equivalents and short-term investments.

(5)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2019 and 2018, the fair values of such investments were $4,213 million and $4,115 million respectively.

(6)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. At December 31, 2019 and 2018, the fair value of such investments were $23,557 million and $25,070 million, respectively.

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

(8)
As of December 31, 2019, the net embedded derivative liability position of $12.8 billion includes $0.7 billion of embedded derivatives in an asset position and $13.5 billion of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $8.9 billion includes $0.7 billion of embedded derivatives in an asset position and $9.6 billion of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2019 and 2018, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Policyholders’ Account Balances—The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain universal life and fixed annuity products that provide the policyholders with the index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.

As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option cost for future index term periods, where the terms of index crediting rates have not yet been declared by the Company. Premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

liabilities. The determination of these risk premiums requires the use of management’s judgment, and hence these liabilities are reflected within Level 3 in the fair value hierarchy.

Capital market inputs, including interest rates and equity markets volatility, and actual policyholders’ account values are updated each quarter. Actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. Aside from these annual updates, assumptions are generally updated only if a material change is observed in an interim period that the Company believes is indicative of a long-term trend.

Other Liabilities—Other liabilities include certain derivative instruments and the contingent consideration liability associated with the acquisition of Assurance IQ. The fair values of derivative instruments are primarily determined consistent with those described above under “Derivative Instruments.” For the contingent consideration liability, see Note 1 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,424	Discounted cash flow(4)	Discount rate	0.49%	20%	7.41%	Decrease
		Market comparables	EBITDA multiples(3)	5.7X	9.2X	7.3X	Increase
		Liquidation	Liquidation value	14.25%	83.61%	59.47%	Increase
Equity securities	$210	Discounted cash flow(4)	Discount rate	10%	30%		Decrease
		Market comparables	EBITDA multiples(3)	1X	10.1X	5.4X	Increase
		Net Asset Value	Share price	$5	$1,353	$451	Increase
Separate account assets-commercial mortgage loans(5)	$796	Discounted cash flow	Spread	1.11%	1.85%	1.26%	Decrease
Liabilities:
Future policy benefits(6)	$12,831	Discounted cash flow	Lapse rate(8)	1%	18%		Decrease
			Spread over LIBOR(9)	0.10%	1.23%		Decrease
			Utilization rate(10)	43%	97%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders’ account balances(7)	$1,316	Discounted cash flow	Lapse rate(8)	1%	42%		Decrease
			Spread over LIBOR(9)	0.1%	1.23%		Decrease
			Mortality rate(12)	0%	24%		Decrease
			Equity volatility curve	6%	25%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,392	Discounted cash flow	Discount rate	0.57%	20%	8.58%	Decrease
		Market comparables	EBITDA multiples(3)	4.5X	8.5X	8.1X	Increase
		Liquidation	Liquidation value	11.77%	94%	32.16%	Increase
Separate account assets-commercial mortgage loans(5)	$785	Discounted cash flow	Spread	1.12%	2.55%	1.29%	Decrease
Liabilities:
Future policy benefits(6)	$8,926	Discounted cash flow	Lapse rate(8)	1%	13%		Decrease
			Spread over LIBOR(9)	0.36%	1.60%		Decrease
			Utilization rate(10)	50%	97%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities, trading.

(3)
Represents multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

(4)
Includes certain investments where enterprise value is less than the amount needed to support senior and subordinated claims. These investments typically use a range of discount rates (10% to 20%), therefore presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(5)
Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Consolidated Statements of Financial Position. As a result, changes in value associated with these investments are not reflected in the Company’s Consolidated Statements of Operations.

(6)
Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(7)
Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(8)
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

(9)
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

(10)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(11)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2019 and 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(12)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$81	$0	$24	$0	$0	$0	$0	$0	$0	$105	$0
U.S. states	5	0	0	0	0	(1)	0	0	0	4	0
Foreign government	125	0	0	0	0	0	(1)	10	(112)	22	(2)
Corporate securities(3)	2,685	(3)	1,462	(47)	0	(1,137)	10	353	(87)	3,236	(96)
Structured securities(4)	1,339	40	952	(67)	0	(507)	(4)	755	(1,560)	948	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	225	0	0	0	0	(5)	(196)	0	0	24	0
Corporate securities(3)	444	4	146	0	0	(189)	196	46	(10)	637	(6)
Structured securities(4)	149	0	29	0	0	(35)	0	0	(74)	69	0
Equity securities	1	1	0	(2)	0	0	0	0	0	0	1
All other activity	0	0	8	0	0	(8)	0	0	0	0	0
Other assets:
Fixed maturities, trading	206	(26)	105	(31)	0	0	(7)	41	(1)	287	(27)
Equity securities	671	42	79	(52)	0	(85)	1	1	(24)	633	34
Other invested assets	263	11	341	0	0	(42)	(6)	0	0	567	(1)
Short-term investments	89	0	597	0	0	(526)	(5)	0	0	155	0
Cash equivalents	77	0	131	0	0	(77)	0	0	0	131	0
Other assets	25	44	44	0	0	0	0	0	0	113	44
Separate account assets(5)	1,534	184	346	(111)	0	(144)	0	55	(147)	1,717	170
Liabilities:
Future policy benefits	(8,926)	(2,685)	0	0	(1,221)	0	1	0	0	(12,831)	(2,999)
Policyholders’ account balances(6)	(56)	(933)	0	0	(324)	0	(3)	0	0	(1,316)	(917)
Other liabilities	0	(5)	0	0	(100)	0	0	0	0	(105)	(5)
Notes issued by consolidated VIEs	(595)	15	0	0	(858)	638	0	0	0	(800)	15

	Year Ended December 31, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(67)	$0	$0	$86	$18	$(98)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(4)	0	0	9	0	(5)	0
Other assets:
Fixed maturities, trading	0	(27)	0	0	1	0	(27)	0
Equity securities	0	42	0	0	0	0	34	0
Other invested assets	(1)	12	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	44	0	0	0	0	44	0	0
Separate account assets(5)	0	0	180	0	4	0	0	170
Liabilities:
Future policy benefits	(2,685)	0	0	0	0	(2,999)	0	0
Policyholders’ account balances	(933)	0	0	0	0	(917)	0	0
Other liabilities	0	(5)	0	0	0	0	(5)	0
Notes issued by consolidated VIEs	15	0	0	0	0	15	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$52	$0	$29	$0	$0	$0	$0	$0	$0	$81	$0
U.S. states	5	0	0	0	0	0	0	0	0	5	0
Foreign government	148	(3)	5	0	0	0	(9)	20	(36)	125	0
Corporate securities(3)	2,776	(110)	919	(25)	0	(991)	(15)	485	(354)	2,685	(60)
Structured securities(4)	6,715	(40)	2,808	(612)	0	(1,589)	1	1,212	(7,156)	1,339	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	223	7	0	0	0	(5)	0	0	0	225	1
Corporate securities(3)	462	(35)	147	0	0	(179)	0	72	(23)	444	(37)
Structured securities(4)	723	(1)	97	0	0	(165)	0	33	(538)	149	(2)
Equity securities	4	0	0	(3)	0	0	0	0	0	1	0
All other activity	7	(2)	91	(3)	0	(93)	0	0	0	0	0
Other assets:
Fixed maturities, trading	156	6	96	(59)	0	(3)	3	13	(6)	206	8
Equity securities	795	(6)	66	(100)	0	(82)	18	5	(25)	671	(19)
Other invested assets	137	4	136	(18)	0	0	4	0	0	263	3
Short-term investments	8	0	287	0	0	(201)	(5)	0	0	89	(1)
Cash equivalents	0	(1)	95	(2)	0	(15)	0	0	0	77	0
Other assets	13	(34)	46	0	0	0	0	0	0	25	(34)
Separate account assets(5)	2,122	(64)	587	(36)	0	(358)	0	287	(1,004)	1,534	(52)
Liabilities:
Future policy benefits	(8,720)	947	0	0	(1,153)	0	0	0	0	(8,926)	611
Policyholders’ account balances(6)	(47)	30	0	0	(39)	0	0	0	0	(56)	30
Other liabilities	(3)	2	0	0	0	0	1	0	0	0	3
Notes issued by consolidated VIEs	(1,196)	14	0	0	0	0	587	0	0	(595)	14

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(29)	$0	$0	$(141)	$17	$(60)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(39)	0	0	8	0	(38)	0
Other assets:
Fixed maturities, trading	0	5	0	0	1	0	8	0
Equity securities	0	(6)	0	0	0	0	(19)	0
Other invested assets	4	0	0	0	0	2	1	0
Short-term investments	0	0	0	0	0	(1)	0	0
Cash equivalents	(1)	0	0	0	0	0	0	0
Other assets	(34)	0	0	0	0	(34)	0	0
Separate account assets(5)	0	0	(66)	0	2	0	0	(52)
Liabilities:
Future policy benefits	947	0	0	0	0	611	0	0
Policyholders’ account balances	30	0	0	0	0	30	0	0
Other liabilities	2	0	0	0	0	3	0	0
Notes issued by consolidated VIEs	14	0	0	0	0	14	0	0

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2017, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2017.

	Year Ended December 31, 2017
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(23)	$0	$0	$(12)	$26	$(154)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(35)	0	0	8	0	(34)	0
Other assets:
Fixed maturities, trading	0	(2)	0	0	1	0	(1)	0
Equity securities	2	25	0	17	0	(4)	38	0
Other invested assets	1	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	2	0	0	0
Other assets	(20)	0	0	0	0	(21)	0	0
Separate account assets(5)	0	0	81	0	2	0	0	78
Liabilities:
Future policy benefits	637	0	0	0	0	372	0	0
Policyholders’ account balances	(31)	0	0	0	0	(31)	0	0
Other liabilities	(6)	0	0	0	0	(6)	0	0
Notes issued by consolidated VIEs	(4)	0	0	0	0	(4)	0	0
__________

(1)
“Other,” for the periods ended December 31, 2019 and 2018, primarily represent deconsolidation of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

(4)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Derivative Fair Value Information

The following tables present the balances of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying risks.These tables exclude embedded derivatives and associated reinsurance recoverables. The derivative assets and liabilities shown below are included in “Other invested assets” or “Other liabilities” in the tables contained within the sections “—Assets and Liabilities by Hierarchy Level” and “—Changes in Level 3 Assets and Liabilities,” above.

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$4	$11,238	$1	$	$11,243
Currency	0	230	0		230
Credit	0	21	0		21
Currency/Interest Rate	0	2,207	0		2,207
Equity	2	683	0		685
Commodity	0	0	0		0
Netting(1)				(13,519)	(13,519)
Total derivative assets	$6	$14,379	$1	$(13,519)	$867
Derivative liabilities:
Interest Rate	$38	$5,176	$0	$	$5,214
Currency	0	271	0		271
Credit	0	0	0		0
Currency/Interest Rate	0	647	0		647
Equity	3	1,401	0		1,404
Commodity	0	0	0		0
Netting(1)				(6,705)	(6,705)
Total derivative liabilities	$41	$7,495	$0	$(6,705)	$831

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$23	$6,341	$2	$	$6,366
Currency	0	273	0		273
Credit	0	33	0		33
Currency/Interest Rate	0	2,292	0		2,292
Equity	0	1,515	0		1,515
Commodity	0	0	0		0
Netting(1)				(9,331)	(9,331)
Total derivative assets	$23	$10,454	$2	$(9,331)	$1,148
Derivative liabilities:
Interest Rate	$2	$3,818	$0	$	$3,820
Currency	0	140	0		140
Credit	0	23	0		23
Currency/Interest Rate	0	778	0		778
Equity	7	640	0		647
Commodity	0	0	0		0
Netting(1)				(5,281)	(5,281)
Total derivative liabilities	$9	$5,399	0	$(5,281)	$127
 __________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Year Ended December 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	2	(1)	0	0	0	0	0	0	0	1	(2)

	Year Ended December 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$10	$1	$0	$0	$0	$0	$(11)	$0	$0	$0	$0
Net Derivative - Interest Rate	(3)	5	0	0	0	0	0	0	0	2	5

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(3)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$10	$0	$0	$10	$0
Net Derivative - Interest Rate	4	(7)	0	0	0	0	0	0	0	(3)	(7)

__________

(1)	Represents conversion of warrants to equity shares.

(2)	Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

(3)	Related to warrants received in restructuring a certain asset that resulted in reclassification of reporting category.

(4)	Total realized and unrealized gains (losses) as well as unrealized gains (losses) for assets still held at the end of the period are recorded in “Realized investment gains (losses), net.”

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

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$2	$(12)	$(2)
Mortgage servicing rights(2)	$11	$10	$7

	Year Ended December 31,
	2019	2018
	(in millions)
Carrying value after measurement as of period end
Commercial mortgage loans(1):	$15	$47
Mortgage servicing rights(2):	$87	$73
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(15)	$(14)	$4

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Commercial mortgage and other loans:
Interest income	$20	$18	$13
Notes issued by consolidated VIEs:
Interest expense	$45	$36	$75

	Year Ended December 31,
	2019	2018
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$228	$763
Aggregate contractual principal as of period end	$224	$754
Other assets:
Fair value as of period end	10	10
Notes issued by consolidated VIEs:
Fair value as of period end	$800	$595
Aggregate contractual principal as of period end	$857	$632
__________

(1)	As of December 31, 2019, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,217	$85	$2,302	$1,933
Assets supporting experience-rated contractholder liabilities	16	0	0	16	16
Commercial mortgage and other loans	0	107	65,558	65,665	63,331
Policy loans	0	0	12,096	12,096	12,096
Other invested assets	0	36	0	36	36
Short-term investments	1,492	39	0	1,531	1,531
Cash and cash equivalents	6,278	1,043	0	7,321	7,321
Accrued investment income	0	3,330	0	3,330	3,330
Other assets	147	2,526	643	3,316	3,315
Total assets	$7,933	$9,298	$78,382	$95,613	$92,909
Liabilities:
Policyholders’ account balances—investment contracts	$0	$32,940	$69,216	$102,156	$101,241
Securities sold under agreements to repurchase	0	9,681	0	9,681	9,681
Cash collateral for loaned securities	0	4,213	0	4,213	4,213
Short-term debt	0	1,748	205	1,953	1,933
Long-term debt(3)	1,950	18,188	1,186	21,324	18,646
Notes issued by consolidated VIEs	0	0	474	474	474
Other liabilities	0	6,403	579	6,982	6,982
Separate account liabilities—investment contracts	0	77,134	24,407	101,541	101,541
Total liabilities	$1,950	$150,307	$96,067	$248,324	$244,711

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,468	$904	$2,372	$2,013
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	109	59,106	59,215	59,067
Policy loans	0	0	12,016	12,016	12,016
Other invested assets	0	40	0	40	40
Short-term investments	951	25	0	976	976
Cash and cash equivalents	4,871	1,004	0	5,875	5,875
Accrued investment income	0	3,318	0	3,318	3,318
Other assets	141	2,189	483	2,813	2,813
Total assets	$5,963	$8,153	$72,509	$86,625	$86,118
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,422	$67,006	$98,428	$99,829
Securities sold under agreements to repurchase	0	9,950	0	9,950	9,950
Cash collateral for loaned securities	0	3,929	0	3,929	3,929
Short-term debt	0	1,854	658	2,512	2,451
Long-term debt(3)	1,734	15,057	1,181	17,972	17,378
Notes issued by consolidated VIEs	0	0	360	360	360
Other liabilities	0	6,338	510	6,848	6,848
Separate account liabilities—investment contracts	0	66,914	26,022	92,936	92,936
Total liabilities	$1,734	$135,464	$95,737	$232,935	$233,681
__________

(1)
Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(2)
Excludes notes with fair value of $5,401 million (carrying amount of $4,998 million) and $4,879 million (carrying amount of $4,879 million) as of December 31, 2019 and 2018, respectively, which have been offset with the associated payables under a netting agreement.

(3)
Includes notes with fair value of $10,158 million (carrying amount of $9,749 million) and $9,095 million (carrying amount of $9,095 million) as of December 31, 2019 and 2018, respectively, which have been offset with the associated receivables under a netting agreement.

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

7.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2019	2018	2017
	(in millions)
Balance, beginning of period	$20,058	$18,992	$17,661
Capitalization of commissions, sales and issue expenses	2,966	2,870	2,820
Amortization—Impact of assumption and experience unlocking and true-ups	(164)	(217)	247
Amortization—All other	(2,168)	(2,056)	(1,827)
Change in unrealized investment gains and losses	(713)	519	(190)
Foreign currency translation	(8)	(32)	281
Other(1)	(59)	(18)	0
Balance, end of period	$19,912	$20,058	$18,992

__________

(1)
“Other” for 2019 primarily represents the impact related to the sale of the Company’s Pramerica of Italy subsidiary of $(46) million and DAC ceded to a third-party reinsurer of $(14) million. “Other” for 2018 represents the impact related to the sale of the Company’s Pramerica of Poland subsidiary of $(38) million and the impact of the elimination of Gibraltar Life’s one-month reporting lag of $20 million.

8.	VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2019	2018	2017
	(in millions)
Balance, beginning of period	$1,850	$1,591	$2,314
Amortization—Impact of assumption and experience unlocking and true-ups	(139)	0	(56)
Amortization—All other	(235)	(276)	(311)
Change in unrealized investment gains and losses	(478)	455	(456)
Interest	64	69	75
Foreign currency translation	10	23	25
Other	38	(12)	0
Balance, end of period	$1,110	$1,850	$1,591

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table provides VOBA balances for the year ended December 31, 2019.

VOBA Balance
(in millions)
CIGNA	$226
Prudential Annuities Holding Co.	$32
Gibraltar Life	$848
Gibraltar BSN Life Berhad	$4
Aoba Life	$0
The Hartford Life Business	$0

The following table provides estimated future amortization, net of interest, for the periods indicated.

	2020	2021	2022	2023	2024
	(in millions)
Estimated future VOBA amortization	$118	$110	$100	$88	$74

9.	INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. The Company has made these investments through its PGIM and International Businesses segments, and its Corporate and Other operations. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 3.

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2019	2018	2017

	(in millions)
Investment in operating joint ventures	$1,309	$1,329	$1,483
Dividends received from operating joint ventures	$70	$93	$63
After-tax equity in earnings of operating joint ventures	$100	$76	$49

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $29 million, $32 million and $36 million, respectively, of asset management fee income for services the Company provided to these operating joint ventures.

10.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reportable segment are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	PGIM	Retirement	Assurance IQ	International Businesses	Other	Total
	(in millions)
Goodwill balance, December 31, 2016:	$230	$444	$0	$159	$0	$833
Effect of foreign currency translation	5	0	0	5	0	10
Goodwill balance, December 31, 2017:	235	444	0	164	0	843
Acquisitions	0	11	0	0	11	22
Effect of foreign currency translation	(2)	0	0	0	0	(2)
Goodwill balance, December 31, 2018:	233	455	0	164	11	863
Acquisitions	22	0	2,128	0	0	2,150
Effect of foreign currency translation	(1)	0	0	1	0	0
Goodwill balance, December 31, 2019:	$254	$455	$2,128	$165	$11	$3,013

The Company tests goodwill for impairment annually, as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2. The Company’s reporting units, except Assurance IQ, each performed their annual goodwill impairment test using the quantitative two-step approach at December 31, 2019 and 2018. The Assurance IQ segment performed a qualitative assessment at December 31, 2019 considering the October 2019 acquisition date. There are no impairments or accumulated impairment losses recorded in the periods presented above for goodwill.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$745	$(468)	$277	$689	$(423)	$266
Customer relationships	244	(153)	91	173	(120)	53
Software and other	201	(38)	163	114	(87)	27
Not subject to amortization	69	N/A	69	2	N/A	2
Total			$600			$348

The fair values of net mortgage servicing rights were $287 million and $295 million at December 31, 2019 and 2018, respectively. Amortization expense for other intangibles was $65 million, $61 million and $51 million for the years ending December 31, 2019, 2018 and 2017, respectively. The amortization expense amounts for 2019, 2018 and 2017 do not include impairments recorded for mortgage servicing rights or other intangibles. See the nonrecurring fair value measurements section of Note 6 for more information regarding these impairments.

The following table provides estimated future amortization for the periods indicated.

	2020	2021	2022	2023	2024
	(in millions)
Estimated future amortization expense of other intangibles	$70	$65	$57	$41	$34

11.	LEASES

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 29 years, some of which include options to extend the leases for up to 17 years, and some of which include options to terminate the leases within 8 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

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

December 31, 2019
($ in millions)
Operating Leases:

Right-of-use assets	$554
Lease liabilities	$594

Weighted average remaining lease term	6 years
Weighted average discount rate	2.46%

Maturities of operating lease liabilities are as follows:

December 31, 2019
(in millions)
2020	$152
2021	143
2022	104
2023	74
2024	65
Thereafter	111
Total lease payments	649
Less imputed interest	(55)
Total	$594

Lease expense is included in “General and administrative expenses.” The expense was comprised of operating lease costs and short-term lease costs of $138 million and $101 million for the twelve months ended December 31, 2019, respectively. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Future minimum lease payments under non-cancelable operating and capital leases along with associated sub-lease income prior to the adoption of ASU 2016-02, Leases (Topic 842) are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2018
	Operating and Capital Leases(1)	Sub-lease Income
	(in millions)
2019	$168	$1
2020	133	1
2021	106	1
2022	82	0
2023	58	0
2024 and thereafter	138	0
Total	$685	$3
__________

(1)	Future minimum lease payments under capital leases were $26 million as of December 31, 2018.

Rental expense, net of sub-lease income were $265 million and $258 million for the years ended December 31, 2018 and 2017, respectively.

Lessor

The Company directly owns real estate properties within its investment portfolio. Such real estate is leased to third-parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying the practical expedient discussed in Note 2. Lease income included in “Net investment income” was $182 million for the twelve months ended December 31, 2019.

12.	POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 for the years indicated are as follows:

	2019	2018
	(in millions)
Life insurance	$191,654	$180,749
Individual and group annuities and supplementary contracts	75,940	72,624
Other contract liabilities	23,052	17,665
Subtotal future policy benefits excluding unpaid claims and claim settlement expenses	290,646	271,038
Unpaid claims and claim settlement expenses	2,881	2,808
Total future policy benefits	$293,527	$273,846

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 2% of direct individual life insurance in force for both December 31, 2019 and 2018, and 11%, 12% and 14% of direct individual life insurance premiums for 2019, 2018 and 2017, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from (0.1)% to 9.5%; less than 1% of the reserves are based on an interest rate in excess of 8%.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from (0.2)% to 11.3%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.8% to 7.0%.

The Company’s liability for future policy benefits is also inclusive of liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in “other contract liabilities” in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 13 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.

Reserves for recognizing a premium deficiency included in “Future policy benefits” are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional PFL liability be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Premium deficiencies have been recognized in the past for the group single premium annuity business, which consists of limited-payment, long-duration traditional, non-participating annuities; structured settlements; single premium immediate annuities with life contingencies; long-term care; certain individual health policies; and certain interest-sensitive life products.

Unpaid claims and claim settlement expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet date related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 2.6% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the years indicated are as follows:

	2019	2018
	(in millions)
Individual annuities	$44,391	$43,309
Group annuities	27,843	27,618
Guaranteed investment contracts and guaranteed interest accounts	13,759	13,558
Funding agreements	4,119	3,785
Interest-sensitive life contracts	40,364	39,228
Dividend accumulation and other deposit type funds	21,634	22,840
Total policyholders’ account balances	$152,110	$150,338

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2019 and 2018 are $4,104 million and $3,755 million, respectively, related to the Company’s Funding Agreement Notes Issuance Program (“FANIP”). Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $3 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 3.5% and original maturities ranging from two months to five years. Included in the amounts at December 31, 2019 and 2018 is the medium-term note liability, which is carried at amortized cost, of $2,414 million and $2,764 million, respectively and short-term note liability of $1,697 million and $997 million, respectively.

Interest crediting rates range from 0% to 7.5% for interest-sensitive life contracts and from 0% to 13.3% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

13.	CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES

The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts and single premium whole life contracts with market value adjusted investment options (“MVAs”). Annuity contracts with MVAs provide for a return of principal plus a fixed rate of return if held-to-maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. Single premium whole life contracts provide a market adjusted value upon surrender. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred and immediate annuity contracts, some without MVA, that have a guaranteed credited rate and annuity benefit.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2019 and 2018, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2019		December 31, 2018
	In the Event of Death	At Annuitization / Accumulation(1)	In the Event of Death	At Annuitization / Accumulation(1)
	($ in millions)
Annuity Contracts
Return of net deposits
Account value	$130,893	$16	$115,988	$21
Net amount at risk	$244	$0	$922	$0
Average attained age of contractholders	67 years	75 years	66 years	72 years
Minimum return or contract value
Account value	$32,609	$147,511	$30,631	$131,261
Net amount at risk	$2,626	$4,578	$5,066	$8,235
Average attained age of contractholders	69 years	68 years	68 years	67 years
Average period remaining until earliest expected annuitization	N/A	2 months, 2 days	N/A	1 month, 6 days
__________

(1)	Includes income and withdrawal benefits.

	December 31,
	2019	2018
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$9,983	$8,752
General account value	$18,225	$16,903
Net amount at risk	$245,929	$246,644
Average attained age of contractholders	55 years	55 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2019	2018
	(in millions)
Equity funds	$93,010	$78,626
Bond funds	60,074	57,477
Balanced funds	1,592	1,370
Money market funds	3,530	3,122
Total	$158,206	$140,595

In addition to the amounts invested in separate account investment options above, $7,781 million at December 31, 2019, and $8,104 million at December 31, 2018, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2019, 2018 and 2017, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees. The liabilities for GMDB and GMIB are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” GMAB, GMWB and GMIWB are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits.” Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 6 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The Company maintains a portfolio of derivative investments that serve as a partial hedge of the risks associated with these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP. Additionally, the Company externally reinsures the guaranteed benefit features associated with certain contracts. See Note 14 for further information regarding the external reinsurance arrangement.

	GMDB		GMIB	GMAB/GMWB/GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2016	$4,143	$721	$474	$8,238
Incurred guarantee benefits(1)	685	37	(20)	479
Paid guarantee benefits	(15)	(74)	(15)	0
Change in unrealized investment gains and losses	290	13	(30)	0
Other(2)	7	0	10	4
Balance at December 31, 2017	5,110	697	419	8,721
Incurred guarantee benefits(1)	791	125	(14)	206
Paid guarantee benefits	(77)	(88)	(5)	0
Change in unrealized investment gains and losses	(406)	(20)	(20)	0
Other(2)	0	(1)	(2)	0
Balance at December 31, 2018	5,418	713	378	8,927
Incurred guarantee benefits(1)	1,492	82	(8)	3,905
Paid guarantee benefits	(111)	(69)	(4)	0
Change in unrealized investment gains and losses	805	27	(15)	0
Other(2)	(2)	0	4	(1)
Balance at December 31, 2019	$7,602	$753	$355	$12,831
__________

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

(2)	Other primarily represents foreign currency translation.

The GMDB, which includes the liability for no-lapse guarantees, and GMIB liability are established when associated assessments (which include all policy charges including charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

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

Sales Inducements
(in millions)
Balance at December 31, 2016	$1,127
Capitalization	2
Amortization—Impact of assumption and experience unlocking and true-ups	157
Amortization—All other	(105)
Change in unrealized investment gains and losses	(13)
Balance at December 31, 2017	1,168
Capitalization	3
Amortization—Impact of assumption and experience unlocking and true-ups	(6)
Amortization—All other	(166)
Change in unrealized investment gains and losses	25
Balance at December 31, 2018	1,024
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	108
Amortization—All other	(163)
Change in unrealized investment gains and losses	(35)
Balance at December 31, 2019	$935

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

14.	REINSURANCE

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income, and policyholders’ benefits for the years ended December 31, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2019	2018	2017
	(in millions)
Direct premiums	$33,260	$35,048	$31,797
Reinsurance assumed	3,022	2,574	2,105
Reinsurance ceded	(2,080)	(1,843)	(1,811)
Premiums	$34,202	$35,779	$32,091

Direct policy charges and fee income	$5,252	$5,245	$4,541
Reinsurance assumed	1,181	1,189	1,176
Reinsurance ceded	(455)	(432)	(414)
Policy charges and fee income	$5,978	$6,002	$5,303

Direct policyholders’ benefits	$35,601	$38,079	$33,261
Reinsurance assumed	4,304	3,659	3,230
Reinsurance ceded	(3,085)	(2,334)	(2,697)
Policyholders’ benefits	$36,820	$39,404	$33,794

Reinsurance recoverables at December 31, are as follows:

	2019	2018
	(in millions)
Individual and group annuities(1)	$688	$499
Life insurance(2)	5,535	4,335
Other reinsurance	403	162
Total reinsurance recoverables	$6,626	$4,996
__________

(1)
Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded reinsurance recoverables related to the acquisition of the retirement business of CIGNA of $553 million and $481 million at December 31, 2019 and 2018, respectively. Also included is $95 million and $15 million of reinsurance recoverables at December 31, 2019 and 2018, respectively, established under the reinsurance agreement with Union Hamilton related to the ceding of certain embedded derivative liabilities associated with the Company’s guaranteed benefits.

(2)
Includes $2,105 million and $2,035 million of reinsurance recoverables established at December 31, 2019 and 2018, respectively, under the reinsurance arrangements associated with the acquisition of the Hartford Life Business. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,290 million and $1,259 million at December 31, 2019 and 2018, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the Hartford Life Business and the retirement business of CIGNA, four major reinsurance companies account for approximately 60% of the reinsurance recoverable at December 31, 2019. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. If deemed necessary, the Company obtains collateral in the form of a trust, letter of credit, or funds withheld arrangement to ensure collectability; otherwise, an allowance for uncollectible reinsurance is recorded. Under the Company’s longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

15.	CLOSED BLOCK

On December 18, 2001, the date of demutualization, PICA established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. See Note 22 for financial information on the Closed Block division. The insurance policies and annuity contracts comprising the Closed Block are managed in accordance with the Plan of Reorganization approved by the New Jersey Department of Banking and Insurance (“NJDOBI”) on December 18, 2001, and PICA is directly obligated for the insurance policies and annuity contracts in the Closed Block.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The policies included in the Closed Block are specified individual life insurance policies and individual annuity contracts that were in force on the date of demutualization and for which PICA is currently paying or expects to pay experience-based policy dividends. Assets have been allocated to the Closed Block in an amount that has been determined to produce cash flows which, together with revenues from policies included in the Closed Block, are expected to be sufficient to support obligations and liabilities relating to these policies, including provision for payment of benefits, certain expenses and taxes and to provide for continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. To the extent that, over time, cash flows from the assets allocated to the Closed Block and claims and other experience related to the Closed Block are, in the aggregate, more or less favorable than what was assumed when the Closed Block was established, total dividends paid to Closed Block policyholders may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders and will not be available to shareholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from PICA’s assets outside of the Closed Block. The Closed Block will continue in effect as long as any policy in the Closed Block remains in force unless, with the consent of the New Jersey insurance regulator, it is terminated earlier.

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

As of December 31, 2019 and 2018, the Company recognized a policyholder dividend obligation of $2,816 million and $2,252 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,332 million and $899 million at December 31, 2019 and 2018, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

On December 8, 2017, PICA’s Board of Directors acted to decrease the dividends payable on Closed Block policies for 2018. On December 7, 2018, PICA’s Board of Directors approved a continuation of the dividends payable on Closed Block policies for 2019. On December 6, 2019, PICA’s Board of Directors acted to decrease the dividends payable on Closed Block policies for 2020. These actions resulted in a decrease of approximately $86 million for both years ending December 31, 2017 and 2018 and a decrease of approximately $79 million for the year ended December 31, 2019 in the liability for policyholders’ dividends recognized.

Closed Block liabilities and assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2019	2018

	(in millions)
Closed Block liabilities
Future policy benefits	$47,613	$48,282
Policyholders’ dividends payable	717	812
Policyholders’ dividend obligation	6,149	3,150
Policyholders’ account balances	4,973	5,061
Other Closed Block liabilities	4,049	3,955
Total Closed Block liabilities	63,501	61,260
Closed Block assets
Fixed maturities, available-for-sale, at fair value	41,146	38,538
Fixed maturities, trading, at fair value	256	195
Equity securities, at fair value	2,245	1,784
Commercial mortgage and other loans	8,629	8,782
Policy loans	4,264	4,410
Other invested assets	3,333	3,316
Short-term investments	227	477
Total investments	60,100	57,502
Cash and cash equivalents	191	467
Accrued investment income	456	466
Other Closed Block assets	93	105
Total Closed Block assets	60,840	58,540
Excess of reported Closed Block liabilities over Closed Block assets	2,661	2,720
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3,280	857
Allocated to policyholder dividend obligation	(3,332)	(899)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,609	$2,678

Information regarding the policyholder dividend obligation is as follows:

	2019	2018

	(in millions)
Balance, January 1	$3,150	$5,446
Cumulative effect adjustment from the adoption of ASU 2016-01(1)	0	157
Impact from earnings allocable to policyholder dividend obligation	564	(508)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	2,435	(1,945)
Balance, December 31	$6,149	$3,150

__________

(1)	See Note 2 for details.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

	2019	2018	2017

	(in millions)
Revenues
Premiums	$2,207	$2,301	$2,524
Net investment income	2,332	2,298	2,669
Realized investment gains (losses), net	521	130	534
Other income (loss)	589	(39)	113
Total Closed Block revenues	5,649	4,690	5,840
Benefits and Expenses
Policyholders’ benefits	2,906	2,972	3,220
Interest credited to policyholders’ account balances	130	132	133
Dividends to policyholders	2,187	1,236	2,007
General and administrative expenses	351	364	382
Total Closed Block benefits and expenses	5,574	4,704	5,742
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	75	(14)	98
Income tax expense (benefit)	10	(78)	43
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$65	$64	$55

16.	INCOME TAXES

The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2019	2018	2017

	(in millions)
Current tax expense (benefit):
U.S.	$86	$(346)	$(47)
State and local	2	7	11
Foreign	879	681	594
Total current tax expense (benefit)	967	342	558
Deferred tax expense (benefit):
U.S.(1)	57	80	(2,552)
State and local	(1)	1	0
Foreign(1)	(76)	399	556
Total deferred tax expense (benefit)	(20)	480	(1,996)
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	947	822	(1,438)
Income tax expense (benefit) on equity in earnings of operating joint ventures	43	31	33
Income tax expense (benefit) on discontinued operations	0	0	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	3,811	(1,812)	784
Stock-based compensation programs	0	0	(2)
Total income taxes	$4,801	$(959)	$(623)

  _________

(1)	Amounts for 2018 U.S. and foreign deferred tax expense have been revised to correct previously reported amounts.

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2019	2018	2017

	(in millions)
Expected federal income tax expense (benefit)	$1,068	$1,015	$2,270
Non-taxable investment income	(270)	(246)	(369)
Foreign taxes at other than U.S. rate	225	349	(249)
Low-income housing and other tax credits	(118)	(112)	(126)
Changes in tax law	0	(321)	(2,858)
Other	42	137	(106)
Reported income tax expense (benefit)	$947	$822	$(1,438)
Effective tax rate	18.6%	17.0%	(22.2)%

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” The Company’s effective tax rate for fiscal years 2019, 2018 and 2017 was 18.6%, 17.0% and (22.2)%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017, and the Company’s effective tax rate during the periods presented:

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

2018 Industry Issue Resolution (IIR). In August 2018, the IRS released a Directive to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the methodology specified in the Directive resulted in an accelerated deduction for the Company’s 2017 tax return, that would have otherwise been deductible in future years. Prior to the adoption of this Directive, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the Directive, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year and resulted in a reduction in income tax expense of $198 million.

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

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $122 million of the total $270 million of 2019 non-taxable investment income, $127 million of the total $246 million of 2018 non-taxable investment income, and $280 million of the total $369 million of 2017 non-taxable investment income. The DRD for the current period was estimated using information from 2018, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Foreign Taxes at Other Than U.S. Rates. The statutory income tax rate in the Company’s two largest non-U.S. tax jurisdictions is approximately 28% in Japan and 24.2% in Korea as compared to the U.S. federal income tax rate of 21% applicable for 2019 and 2018 and 35% applicable for 2017.

The 952 Election. The Company made a tax election, effective for the 2017 and later tax years, to subject earnings from its insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. This election has the effect of reducing the rate at which the Company will incur taxes on these earnings from the approximately 45% tax rate in Brazil to the 21% tax rate in the U.S., which in turn will reduce the amount of associated income tax expense in 2018 and thereafter. In conjunction with this election, the Company remeasured its related deferred tax assets from the previous 45% rate in Brazil to the new rate of 21% in the U.S., which resulted in additional income tax expense at the time of election. The net effect of the lower tax rate and the remeasurement of the deferred tax assets was a net increase in income tax expense of $34 million in 2018 and a net decrease in income tax expense of $3 million in 2019. In October 2019, the IRS issued a legal memorandum, applicable to all taxpayers, in which the IRS argues that the election became inoperable in 1998. The Company disagrees with the IRS’s position and intends to defend its position. If the Company is ultimately not successful, it will not be able to claim a U.S. tax credit for the Brazil taxes in excess of the U.S. tax rate, and thus will have a higher tax expense over time.

Low-Income Housing and Other Tax Credits. These amounts include incentives within the U.S. tax code for the development of affordable housing aiming at low-income Americans. The Company routinely makes such investments that generate a tax credit which reduces the Company’s effective tax rate.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2019	2018

	(in millions)
Deferred tax assets:
Insurance reserves	$730	$0
Policyholders’ dividends	1,365	733
Net operating and capital loss carryforwards	189	155
Refundable AMT credits	0	205
Employee benefits	973	693
Investments	0	1,002
Other	113	39
Deferred tax assets before valuation allowance	3,370	2,827
Valuation allowance	(136)	(117)
Deferred tax assets after valuation allowance	3,234	2,710
Deferred tax liabilities:
Insurance reserves	0	719
Net unrealized investment gains	11,109	5,961
Deferred policy acquisition costs	3,799	3,888
Investments	138	0
Value of business acquired	262	461
Deferred tax liabilities	15,308	11,029
Net deferred tax liability	$(12,074)	$(8,319)

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

A valuation allowance has been recorded against deferred tax assets related to federal, state and local taxes and foreign operations. Adjustments to the valuation allowance are made to reflect changes in management’s assessment of the amount of the deferred tax asset that is realizable and the amount of deferred tax asset actually realized during the year. The valuation allowance includes amounts recorded in connection with deferred tax assets as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Federal	State	Foreign Operations	Total
	(in millions)
Balance at January 1, 2017	$0	$138	$25	$163
Charged to costs and expenses	0	63	3	66
Other adjustments	0	(5)	(10)	(15)
Balance at December 31, 2017	0	196	18	214
Charged to costs and expenses	0	24	(6)	18
Other adjustments	0	(114)	(1)	(115)
Balance at December 31, 2018	0	106	11	117
Charged to costs and expenses	3	34	(5)	32
Other adjustments	0	(13)	0	(13)
Balance at December 31, 2019	$3	$127	$6	$136

The following table sets forth the amount and expiration dates of federal, state and foreign operating losses, capital loss and foreign tax credit carryforwards for tax purposes, as of the periods indicated:

	As of December 31,
	2019	2018

	(in millions)
Federal net operating and capital loss carryforwards(1)	$33	$0
State net operating and capital loss carryforwards(2)	$2,005	$2,152
Foreign net operating and capital loss carryforwards(3)	$203	$99
Federal foreign tax credit carryforwards(4)	$4	$0
__________

(1)	Expires in 2024.

(2)	Expires between 2020 and 2039.

(3)	$124 million expires between 2021 and 2035 and $79 million has an unlimited carryforward. Prior year balance has been updated to conform with current period presentation.

(4)	Expires in 2029.

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

Unremitted earnings are indefinitely reinvested	Unremitted earnings are not indefinitely reinvested
Insurance operations in Chile, China, and Taiwan and non-insurance operations in Korea and certain operations in Luxembourg	Insurance operations in Argentina, Indonesia, and Ghana, and non-insurance operations in China, Italy and Taiwan, as well as partially for the insurance operation in Korea

During the fourth quarter of 2017, in light of and for the period after the Tax Act of 2017, the Company determined that all unremitted earnings of the Company’s foreign operations are not considered indefinitely reinvested for purposes of determining U.S. tax liability, as well as determining whether the unremitted earnings of the Company’s foreign operations are considered indefinitely reinvested for purposes of determining its foreign withholding tax liability, as described above. Prior to the enactment of the Tax Act of 2017, for the Japanese insurance operations, the Company provided for U.S. income taxes on pre-2014 U.S. GAAP earnings, post-2013 realized and unrealized capital gains, and an additional amount from Gibraltar Life and Prudential Gibraltar Financial Life Insurance Co. Ltd. (“PGFL”), not to exceed the deferred tax asset recorded in the Statement of Financial Position as of the acquisition date for PGFL and the Star and Edison Businesses. The Company had no change to its U.S. tax in “Income (loss) before equity in earnings of operating joint ventures” during 2017. During the first and second quarters of 2018,

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

respectively, the Company determined that the earnings of its Polish and Italian insurance operation would be repatriated to the U.S. Accordingly, earnings of the Polish and Italian insurance operations were not considered indefinitely reinvested, and the Company recognized an income tax expense of $10 million during 2018. During the first and fourth quarters of 2018, the Company determined that a portion of the earnings of its Korean insurance operation would be repatriated to the U.S. Accordingly, a portion of the earnings of the Korean insurance operation were not considered indefinitely reinvested, and the Company recognized an income tax expense of $14 million in “Income (loss) before equity in earnings of operating joint ventures” during 2018. The Company made no changes with respect to its repatriation assumptions in 2019.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which, in 2019, 2018, and 2017, U.S. deferred taxes have not been provided, and for which, in 2017 and 2018, foreign deferred withholding taxes have not been provided. The net tax liability that may arise if the 2019 earnings were remitted can range from $0 to $235 million which includes any foreign exchange impacts.

	At December 31,
	2019	2018	2017

	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment for U.S. tax purposes)(1)	N/A	N/A	N/A
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment only for Withholding or other non-U.S. Taxes)	$2,764	$2,475	$2,603
 __________

(1)	Consistent with the Tax Act of 2017, the Company provides U.S. income tax for all unremitted earnings of the Company’s foreign affiliates as of December 31, 2017.

The Company’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” includes income from domestic operations of $1,985 million, $1,447 million and $2,541 million, and income (loss) from foreign operations of $3,101 million, $3,387 million and $3,945 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated.

	2019	2018	2017

	(in millions)
Balance at January 1,	$20	$45	$26
Increases in unrecognized tax benefits—prior years	0	20	11
(Decreases) in unrecognized tax benefits—prior years	(2)	0	(5)
Increases in unrecognized tax benefits—current year	0	0	14
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	0	(45)	(1)
Balance at December 31,	$18	$20	$45
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$0	$0	$45

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

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2019	2018	2017

	(in millions)
Interest and penalties recognized in the Consolidated Statements of Operations	$1	$1	$(3)

	2019	2018

	(in millions)
Interest and penalties recognized in liabilities in the Consolidated Statements of Financial Position	$2	$1

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2019:

Major Tax Jurisdiction	Open Tax Years
United States	2015-2019
Japan	Fiscal years ended March 31, 2015-2019
Korea	2014-2019

The Company participates in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner.

Some of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. The Japanese National Tax Service conducted tax audits of some non-insurance companies during the reporting period, which had no material impact on the Company’s 2017, 2018 or 2019 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. In December 2019, the Korean tax authority informed Prudential of Korea that during 2020 they intend to conduct a tax audit of its 2015, 2016, and 2017 tax years.

17.	SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2019	2018
	($ in millions)
Commercial paper:
Prudential Financial	$25	$15
Prudential Funding, LLC	524	727
Subtotal commercial paper	549	742
Mortgage Debt(1)	0	53
Current portion of long-term debt:
Senior Notes	1,179	1,100
Mortgage Debt	192	57
Surplus Notes	0	499
Subtotal Current portion of long-term debt	1,371	1,656
Other(2)	13	0
Total short-term debt(3)	$1,933	$2,451
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$224	$301
Daily average commercial paper outstanding for the quarter ended	$1,702	$1,554
Weighted average maturity of outstanding commercial paper, in days	6	12
Weighted average interest rate on outstanding commercial paper(4)	1.61%	2.41%
__________

(1)	Includes $53 million of mortgage debt denominated in foreign currency at December 31, 2018.

(2)	Includes $13 million drawn on a revolving line of credit held by a subsidiary at December 31, 2019.

(3)	Includes Prudential Financial debt of $1,204 million and $1,115 million at December 31, 2019 and 2018, respectively.

(4)	Prior period interest rate has been updated to conform to current period presentation.

At December 31, 2019 and 2018, the Company was in compliance with all covenants related to the above debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial’s commercial paper borrowings have generally been used to fund the working capital needs of Prudential Financial’s subsidiaries and provide short-term liquidity at Prudential Financial.

Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, has a commercial paper program, with an authorized capacity of $7.0 billion. Prudential Funding commercial paper borrowings generally have served as an additional source of financing to meet the working capital needs of PICA and its subsidiaries. Prudential Funding also lends to other subsidiaries of Prudential Financial up to limits agreed with the NJDOBI. Prudential Funding maintains a support agreement with PICA whereby PICA has agreed to maintain Prudential Funding’s tangible net worth at a positive level. Additionally, Prudential Financial has issued a subordinated guarantee covering Prudential Funding’s $7.0 billion commercial paper program.

Federal Home Loan Bank of New York

PICA is a member of the FHLBNY. Membership allows PICA access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of PICA. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires PICA to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of PICA’s financial strength ratings decline below A-/A3/A- Negative by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding PICA’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by PICA is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $30.2 million and $29.9 million as of December 31, 2019 and 2018, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

NJDOBI permits PICA to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on PICA’s statutory net admitted assets as of December 31, 2018, the 5% limitation equates to a maximum amount of eligible assets of $6.7 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $5.9 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at PICA.

PICA had no advances outstanding under the FHLBNY facility as of December 31, 2019. In February 2020, PICA issued a $1 billion funding agreement with a seven-year term under this facility.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. All FHLBB stock purchased by PRIAC is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $6 million and $10 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $271 million as of December 31, 2019.

Surplus Notes

In August 2019, as a result of the note holders’ exercise of the exchange option on $500 million of surplus notes, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied.

Credit Facilities

As of December 31, 2019, the Company maintained syndicated, unsecured committed credit facilities as described below.

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial and Prudential Funding	5 years	Jul 2022	$4,000	$0
Prudential Holdings of Japan, Inc.	5 years	Sep 2024	¥100,000	¥0

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

The ¥100 billion five-year facility was entered into by Prudential Holdings of Japan, Inc. (“PHJ”) in September 2019. This facility also contains customary representations and warranties, covenants, and events of default and borrowings are not contingent on the borrower’s credit ratings nor subject to material adverse change clauses.

Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2019, the Company was in compliance with the covenants under each of these credit facilities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In addition to the above credit facilities, the Company had access to $370 million of certain other lines of credit at December 31, 2019, of which $160 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2019, $19 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

	Maturity Dates	Rate(1)	December 31,
			2019	2018
			($ in millions)
Fixed-rate notes:
Surplus notes	2025	8.30%	$342	$341
Surplus notes subject to set-off arrangements	2021-2038	3.52%-5.26%	7,484	6,895
Senior notes	2021-2051	1.35%-11.31%	10,084	8,774
Mortgage debt(2)	2021-2027	2.95%-3.85%	104	237
Floating-rate notes:
Line of Credit	2022	3.10%-3.75%	300	0
Surplus notes subject to set-off arrangements	2024-2037	3.48%-4.20%	2,265	2,200
Senior notes		-	0	29
Mortgage debt(3)	2021-2024	2.36%-4.67%	241	429
Junior subordinated notes(4)	2042-2058	1.55%-5.88%	7,575	7,568
Subtotal			28,395	26,473
Less: assets under set-off arrangements(5)			9,749	9,095
Total long-term debt(6)			$18,646	$17,378
 __________

(1)	Ranges of interest rates are for the year ended December 31, 2019.

(2)	Includes $43 million and $101 million of debt denominated in foreign currency at December 31, 2019 and 2018, respectively.

(3)	Includes $53 million and $206 million of debt denominated in foreign currency at December 31, 2019 and 2018, respectively.

(4)	Includes Prudential Financial debt of $7,518 million and subsidiary debt of $57 million denominated in foreign currency at December 31, 2019.

(5)
Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are reported at fair value.

(6)	Includes Prudential Financial debt of $17,430 million and $16,141 million at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2019:

	Calendar Year
	2021	2022	2023	2024	2025 and thereafter	Total
	(in millions)
Long-term debt	$491	$436	$245	$725	$16,750	$18,646

Surplus Notes

As of December 31, 2019, the Company had $342 million of fixed-rate surplus notes outstanding. These notes are subordinated to other PICA borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2019 and 2018, the Company met these statutory capital requirements.

From 2011 through 2013, a captive reinsurance subsidiary entered into agreements providing for the issuance and sale of up to $2 billion of ten-year fixed-rate surplus notes. The aggregate amount available to be issued under these agreements was reduced to $1.75 billion in 2018. The agreements were restructured in 2019 to provide for financing in the same amount through 2036. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose subsidiary of the Company in an aggregate principal amount equal to the surplus notes issued. The captive holds the credit-linked notes as assets supporting the non-economic portion of the statutory reserve required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX in connection with the reinsurance of term life insurance policies through the captive. The non-economic portion of the statutory reserve equals the difference between the statutory reserve required under

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Regulation XXX and the amount the Company considers necessary to maintain solvency for moderately adverse experience. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has agreed to reimburse one of the external counterparties for any payment under the credit-linked notes funded by it in an amount of up to $0.5 billion. As of December 31, 2019, an aggregate of $1.75 billion of surplus notes were outstanding under these agreements and no such payments under the credit-linked notes have been required.

In December 2013, a captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note for the financing of non-economic reserves required under Guideline AXXX. The current financing capacity available under the facility is $3.5 billion, but can be increased to a maximum potential size of $4.5 billion. The captive receives in exchange for the surplus note one or more credit-linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has agreed to reimburse the captive for investment losses in excess of specified amounts; however, Prudential Financial has no other reimbursement obligations to the external counterparties under this facility. As of December 31, 2019, an aggregate of $3.25 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

In December 2014, a captive reinsurance subsidiary entered into a financing facility with external counterparties, pursuant to which the captive agreed to issue and sell a surplus note with a ten-year term in an aggregate principal amount of up to $1.75 billion in return for an equal principal amount of credit-linked notes issued by a special-purpose affiliate. In December 2017, the Company increased the maximum potential size of the facility to $2.4 billion, of which $650 million has a twenty-year term. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, external counterparties have agreed to fund any such payment under the credit-linked notes in return for a fee. Prudential Financial has no reimbursement obligations to the external counterparties under this facility. As of December 31, 2019, an aggregate of $2.27 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

Another captive reinsurance subsidiary maintains a financing facility with external counterparties, pursuant to which the captive has outstanding $2.36 billion in principal amount of surplus notes and received in return an equal principal amount of credit-linked notes issued by a special-purpose affiliate. The remaining term of the financing is approximately fifteen years. The captive holds the credit-linked notes as assets supporting non-economic reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX. The captive can redeem the credit-linked notes in cash upon the occurrence of, and in an amount necessary to remedy, a liquidity stress event affecting the captive. Current capacity of this financing facility is $2.45 billion. Prudential Financial has agreed to make capital contributions to the captive and to the special-purpose affiliate to reimburse them for investment losses in excess of specified amounts. Prudential Financial has also agreed to reimburse one of the external counterparties for any payments under the credit-linked notes funded by it in an amount of up to $1.0 billion.

In March 2017, a captive reinsurance subsidiary entered into a twenty-year financing facility with external counterparties providing for the issuance and sale of a surplus note for the financing of non-economic reserves required under Guideline AXXX. The initial financing capacity available under the facility was $1.0 billion. In June 2018, the Company amended this captive financing facility by increasing the maximum potential size of the facility to $2.0 billion. The captive receives in exchange for the surplus note one or more credit-linked notes issued by a special-purpose affiliate in an aggregate principal amount equal to the surplus note. The principal amount of the outstanding credit-linked notes is redeemable by the captive in cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event, and the external counterparties have agreed to fund any such payment. Prudential Financial has no reimbursement obligations to the external counterparties under this facility. As of December 31, 2019, an aggregate of $1.47 billion of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

In March 2018, the Company established a new $1.6 billion captive financing facility to finance non-economic reserves required under Regulation XXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary issues surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. Prudential Financial has no reimbursement

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

obligations to the external counterparties under this facility. As of December 31, 2019, $920 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

Under each of the above transactions for the captive reinsurance subsidiaries, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the related credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. The surplus notes for the captive reinsurance subsidiaries described above are subordinated to policyholder obligations, and for certain applicable surplus notes, the repayment of principal may only be made with prior approval of the Arizona Department of Insurance. The payment of interest on the surplus notes has been approved by the Arizona Department of Insurance, subject to its ability to withdraw that approval.

In February 2015, Prudential Legacy Insurance Company of New Jersey (“PLIC”) entered into a twenty-year financing facility with certain external counterparties and a special-purpose affiliate, pursuant to which PLIC may, at its option and subject to the satisfaction of customary conditions, issue and sell to the affiliate up to $4.0 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit-linked notes. Upon issuance, PLIC would hold any credit-linked notes as assets to support future statutory surplus needs within PLIC. As of December 31, 2019, an aggregate of $100 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required.

Senior Notes

Medium-Term Notes Program. The Company maintains a medium-term notes program under its shelf registration statement with an authorized issuance capacity of $20.0 billion. As of December 31, 2019, the outstanding balance of medium-term notes under this program was $9.34 billion, of which $1.15 billion is included in current portion of long-term debt. This is an increase of $1.4 billion from December 31, 2018. The increase was due to the issuance of $1 billion of medium-term notes with an interest rate of 4.350% maturing in February 2050 and $1.5 billion of notes with an interest rate of 3.700% maturing in 2051, offset by $1,100 million of maturities in March and August 2019.

Retail Medium-Term Notes Program. The Company maintains a retail medium-term notes program under its shelf registration statement with an authorized issuance capacity of $5.0 billion. As of December 31, 2019, the outstanding balance of the program was $302 million, of which $29 million is included in current portion of long-term debt.

The weighted average interest rate on outstanding senior notes issued under these programs, including the effect of interest rate hedging activity, was 4.85% and 5.04% for the years ended December 31, 2019 and 2018, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Funding Agreement Notes Issuance Program (“FANIP”). The Company maintains a FANIP in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by PICA. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 12 for further discussion of these obligations.

Mortgage Debt. As of December 31, 2019, the Company’s subsidiaries had long-term mortgage debt of $537 million that has recourse only to real estate property held for investment by those subsidiaries. This represents a decrease of $239 million from December 31, 2018, primarily due to $288 million of prepayment activity, offset by new borrowings in 2019 of $47 million and foreign exchange fluctuations of $2 million.

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

The Company has the right to defer interest payments on these notes for specified periods, typically 5 to 10 years without resulting in a default, during which time interest will be compounded. On or after the optional redemption dates, Prudential Financial may redeem the notes at par plus accrued and unpaid interest. Prior to those optional redemption dates, redemptions generally are subject to a make-whole price; however, the Company may redeem the notes prior to these dates at par upon the occurrence of certain events, such as a future change in the regulatory capital treatment of the notes with respect to the Company.

Limited Recourse Notes. In 2014, the Company entered into financing transactions pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes issued by a designated series of a Delaware master trust. The asset-backed notes mature from 2020 through 2026; however, the maturity date of a portion of the notes may be extended by the Company through 2028, subject to conditions.

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third-party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not repaid earlier, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third-party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third-party financial institution. As of December 31, 2019, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Consolidated Financial Statements as of December 31, 2019.

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments is not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was less than $1 million, $1 million, and $3 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 5 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,563 million, $1,423 million and $1,334 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2019 and 2018 is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018

	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(13,185)	$(13,838)	$(1,876)	$(1,996)
Service cost	(291)	(314)	(22)	(23)
Interest cost	(489)	(448)	(78)	(70)
Plan participants’ contributions	0	0	(21)	(25)
Medicare Part D subsidy receipts	0	0	(7)	(9)
Amendments	0	(3)	(27)	(32)
Actuarial gains (losses), net	(1,499)	611	(124)	96
Settlements	45	27	0	0
Special termination benefits	(26)	(1)	(1)	0
Benefits paid	831	797	165	182
Foreign currency changes and other	(23)	(16)	(2)	1
Benefit obligation at end of period	$(14,637)	$(13,185)	$(1,993)	$(1,876)
Change in plan assets
Fair value of plan assets at beginning of period	$12,807	$13,655	$1,432	$1,615
Actual return on plan assets	1,681	(224)	264	(70)
Employer contributions	280	219	5	44
Plan participants’ contributions	0	0	21	25
Disbursement for settlements	(45)	(27)	0	0
Benefits paid	(831)	(797)	(165)	(182)
Foreign currency changes and other	14	(19)	0	0
Fair value of plan assets at end of period	$13,906	$12,807	$1,557	$1,432
Funded status at end of period	$(731)	$(378)	$(436)	$(444)
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$2,204	$2,458	$0	$4
Accrued benefit liability	(2,935)	(2,836)	(436)	(448)
Net amount recognized	$(731)	$(378)	$(436)	$(444)
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Prior service cost	$(12)	$(15)	$65	$41
Net actuarial loss	4,191	3,829	341	408
Net amount not recognized	$4,179	$3,814	$406	$449
Accumulated benefit obligation	$(13,934)	$(12,560)	$(1,993)	$(1,877)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($1,301 million and $1,208 million benefit obligation at December 31, 2019 and 2018, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pre-tax basis to participants in the plans. The Company did not make any discretionary payments to the trust in 2019 and 2018. As of December 31, 2019 and 2018, the assets in the trust had a carrying value of $986 million and $861 million, respectively.

The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($76 million and $72 million benefit obligation at December 31, 2019 and 2018, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2019 and 2018, the assets in the trust had a carrying value of $106 million and $102 million, respectively.

Pension benefits for foreign plans comprised 14% and 15% of the ending benefit obligation for both 2019 and 2018, respectively. Foreign pension plans comprised 5% of the ending fair value of plan assets for both 2019 and 2018. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2019	2018

	(in millions)
Projected benefit obligation	$2,997	$2,895
Fair value of plan assets	$62	$59

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2019	2018

	(in millions)
Accumulated benefit obligation	$2,760	$2,697
Fair value of plan assets	$7	$6

There were no purchases of annuity contracts in 2019 and 2018 from PICA. The approximate future annual benefit payment payable by PICA for all annuity contracts was $22 million and $18 million as of December 31, 2019 and 2018, respectively.

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

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017

	(in millions)
Service cost	$291	$314	$284	$22	$23	$20
Interest cost	489	448	476	78	70	82
Expected return on plan assets	(816)	(817)	(781)	(95)	(108)	(102)
Amortization of prior service cost	(4)	(4)	(3)	4	1	0
Amortization of actuarial (gain) loss, net	217	213	191	24	17	36
Settlements	59	8	13	0	0	0
Special termination benefits(1)(2)	26	1	4	1	0	0
Net periodic (benefit) cost	$262	$163	$184	$34	$3	$36
__________

(1)
For 2019, 2018 and 2017 certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

(2)
For 2019 certain employees were provided special termination benefits in the qualified and non-qualified plans in the form of retirement eligibility bridging as a result of their participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

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

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits		Other Postretirement Benefits
	Prior Service Cost	Net Actuarial (Gain) Loss	Prior Service Cost	Net Actuarial (Gain) Loss

	(in millions)
Balance, December 31, 2016	$(25)	$3,481	$1	$557
Amortization for the period	3	(191)	0	(36)
Deferrals for the period	0	323	9	(179)
Impact of foreign currency changes and other	0	(2)	0	2
Balance, December 31, 2017	(22)	3,611	10	344
Amortization for the period	4	(213)	(1)	(17)
Deferrals for the period	3	430	32	82
Impact of foreign currency changes and other	0	1	0	(1)
Balance, December 31, 2018	(15)	3,829	41	408
Amortization for the period	4	(217)	(4)	(24)
Deferrals for the period	0	634	27	(45)
Impact of foreign currency changes and other	(1)	(55)	1	2
Balance, December 31, 2019	$(12)	$4,191	$65	$341

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The amounts included in AOCI expected to be recognized as components of net periodic (benefit) cost in 2020 are as follows:

	Pension Benefits	Other Postretirement Benefits

	(in millions)
Amortization of prior service cost	$(4)	$6
Amortization of actuarial (gain) loss, net	262	17
Total	$258	$23

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted average assumptions
Discount rate (beginning of period)	4.30%	3.65%	4.15%	4.30%	3.60%	4.05%
Discount rate (end of period)	3.30%	4.30%	3.65%	3.25%	4.30%	3.60%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.50%	6.25%	6.25%	7.00%	7.00%	7.00%
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	6.00%	6.20%	6.60%
Health care cost trend rates (end of period)	N/A	N/A	N/A	6.25%	6.00%	6.20%
For 2019, 2018 and 2017, the ultimate health care cost trend rate after gradual decrease until: 2024, 2024, 2021, (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2019, 2018 and 2017, the ultimate health care cost trend rate after gradual decrease until: 2028, 2024, 2024 (end of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2019 and December 31, 2018 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2019 portfolio is selected from a compilation of approximately 540 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2019 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2018. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, expenses, the effect of active management and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2020. The expected rate of return for 2020 is 6.00% and 6.75% for pension and postretirement, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Other Postretirement Benefits
(in millions)
One percentage point increase
Increase in total service and interest costs	$6
Increase in postretirement benefit obligation	$110

One percentage point decrease
Decrease in total service and interest costs	$5
Decrease in postretirement benefit obligation	$102

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2019 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	8%	29%	66%
International Equities	2%	10%	2%	21%
Fixed Maturities	54%	66%	10%	48%
Short-term Investments	0%	12%	0%	35%
Real Estate	2%	16%	0%	0%
Other	6%	27%	0%	0%

To implement the investment strategy, plan assets are invested in funds that primarily invest in securities that correspond to one of the asset categories under the investment guidelines. However, at any point in time, some of the assets in a fund may be of a different nature than the specified asset category.

Assets held with PICA are in either pooled separate accounts or single client separate accounts. Pooled separate accounts hold assets for multiple investors. Each investor owns a “unit of account.” Single client separate accounts hold assets for only one investor, the domestic qualified pension plan, and each security in the fund is treated as individually owned. Assets held with a bank are either in common/collective trusts or single client trusts. Common or collective trusts hold assets for more than one investor. Each investor owns a “unit of account.” Single client trusts hold assets for only one investor, the domestic qualified pension plan, and each security in the fund is treated as individually owned.

There were no investments in Prudential Financial Common Stock as of December 31, 2019 and December 31, 2018 for either the pension or postretirement plans.

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

Insurance Company Pooled Separate Accounts, Common or Collective Trusts, and United Kingdom Insurance Pooled Funds—Insurance company pooled separate accounts are invested via group annuity contracts issued by PICA. Assets are represented by a “unit of account.” The redemption value of those units is based on a per unit value whose value is the result of the accumulated values of underlying investments. The underlying investments are valued in accordance with the corresponding valuation method for the investments held.

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

Variable Life Insurance Policies—These assets are held in group and individual variable life insurance policies issued by PICA. Group policies are invested in Insurance Company Pooled Separate Accounts. Individual policies are invested in Registered Investment Companies (Mutual Funds). The value of interest in these policies is the cash surrender value of the policies based on the underlying investments.

Pension plan asset allocations in accordance with the investment guidelines are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Pooled separate accounts (1)	$0	$204	$0	$0	$204
Common/collective trusts (1)	0	271	0	0	271
Subtotal					475
International Equities:
Pooled separate accounts (2)	0	312	0	0	312
Common/collective trusts (3)	0	393	0	0	393
United Kingdom insurance pooled funds (4)	0	48	0	0	48
Subtotal					753
Fixed Maturities:
Pooled separate accounts (5)	0	1,521	0	0	1,521
Common/collective trusts (6)	0	521	0	0	521
U.S. government securities (federal):
Mortgage-backed	0	1	0	0	1
Other U.S. government securities	0	783	0	0	783
U.S. government securities (state & other)	0	562	0	0	562
Non-U.S. government securities	0	93	0	0	93
United Kingdom insurance pooled funds (7)	0	90	0	0	90
Corporate Debt:
Corporate bonds	0	4,281	0	0	4,281
Asset-backed	0	22	0	0	22
Collateralized Mortgage Obligations	0	485	0	0	485
Collateralized Loan Obligations	0	397	0	0	397
Interest rate swaps (Notional amount: $2,462)	0	2	0	0	2
Registered investment companies	7	0	0	0	7
Other (8)	37	(2)	44	0	79
Unrealized gain (loss) on investment of securities
lending collateral (9)	0	0	0	0	0
Subtotal					8,844
Short-term Investments:
Pooled separate accounts	5	56	0	0	61
United Kingdom insurance pooled funds	30	0	0	0	30
Subtotal					91
Real Estate:
Pooled separate accounts (10)	0	0	770	0	770
Partnerships	0	0	0	688	688
Subtotal					1,458
Other:
Partnerships	0	0	0	973	973
Hedge funds	0	0	0	1,312	1,312
Subtotal					2,285
Total	$79	$10,040	$814	$2,973	$13,906

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2018(11)
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Pooled separate accounts (1)	$0	$448	$0	$0	$448
Common/collective trusts (1)	0	70	0	0	70
Subtotal					518
International Equities:
Pooled separate accounts (2)	0	315	0	0	315
Common/collective trusts (3)	0	283	0	0	283
United Kingdom insurance pooled funds (4)	0	42	0	0	42
Subtotal					640
Fixed Maturities:
Pooled separate accounts (5)	0	1,326	0	0	1,326
Common/collective trusts (6)	0	485	0	0	485
U.S. government securities (federal):
Mortgage-backed	0	1	0	0	1
Other U.S. government securities	0	712	0	0	712
U.S. government securities (state & other)	0	519	0	0	519
Non-U.S. government securities	0	7	0	0	7
United Kingdom insurance pooled funds (7)	0	289	0	0	289
Corporate Debt:
Corporate bonds	0	3,476	2	0	3,478
Asset-backed	0	24	0	0	24
Collateralized Mortgage Obligations	0	474	0	0	474
Collateralized Loan Obligations	0	293	0	0	293
Interest rate swaps (Notional amount: $1,694)	0	11	0	0	11
Guaranteed investment contract	0	53	0	0	53
Registered investment companies	293	0	0	0	293
Other (8)	6	5	62	0	73
Unrealized gain (loss) on investment of securities
lending collateral (9)	0	0	0	0	0
Subtotal					8,038
Short-term Investments:
Pooled separate accounts	0	74	0	0	74
United Kingdom insurance pooled funds	0	3	0	0	3
Subtotal					77
Real Estate:
Pooled separate accounts (10)	0	0	760	0	760
Partnerships	0	0	0	478	478
Subtotal					1,238
Other:
Partnerships	0	0	0	831	831
Hedge funds	0	0	0	1,465	1,465
Subtotal					2,296
Total	$299	$8,910	$824	$2,774	$12,807
__________

(1)	These categories invest in U.S. equity funds whose objective is to track or outperform various indexes.

(2)	This category invests in a large cap international equity funds whose objective is to track an index.

(3)	This category mainly consists of a global equity fund, primarily focused on new market leaders with sustainable competitive advantage.

(4)	This category invests in an international equity fund whose objective is to track an index.

(5)	This category invests in bond funds, primarily highly rated private placement securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(6)	This category invests in bond funds, primarily highly rated public securities whose objective is to outperform an index.

(7)	This category invests in bond funds, primarily highly rated corporate securities.

(8)	Primarily cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).

(9)
The contractual net value of the investment of securities lending collateral invested primarily in short-term bond funds is $135 million and $157 million and the liability for securities lending collateral is $135 million and $157 million for the years ended December 31, 2019 and 2018, respectively.

(10)	This category invests in commercial real estate and real estate securities funds, whose objective is to outperform an index.

(11)	Prior period amounts have been updated to conform to the current year presentation.

Changes in Fair Value of Level 3 Pension Assets

	Year Ended December 31, 2019
	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$2	$62	$760
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	39
Relating to assets sold during the period	0	0	15
Purchases, sales and settlements	0	(18)	(44)
Transfers in and/or out of Level 3 (1)	(2)	0	0
Fair Value, end of period	$0	$44	$770

	Year Ended December 31, 2018
	Fixed Maturities– Pooled Separate Accounts	Fixed Maturities– Corporate Debt– Corporate Bonds	Fixed Maturities– Other	Real Estate– Pooled Separate Accounts

	(in millions)
Fair Value, beginning of period	$38	$1	$39	$714
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	56
Relating to assets sold during the period	0	0	0	8
Purchases, sales and settlements	(38)	(1)	23	(18)
Transfers in and/or out of Level 3 (1)	0	2	0	0
Fair Value, end of period	$0	$2	$62	$760
 __________

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2019
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Variable Life Insurance Policies (1)	$0	$688	$0	$0	$688
Common trusts (2)	0	83	0	0	83
Subtotal					771
International Equities:
Variable Life Insurance Policies (3)	0	118	0	0	118
Common trusts (4)	0	59	0	0	59
Subtotal					177
Fixed Maturities:
Variable Life Insurance Policies (5)	0	194	0	0	194
Common trusts (5)	0	131	0	0	131
U.S. government securities (federal):
Other U.S. government securities	0	20	0	0	20
Non-U.S. government securities	0	2	0	0	2
Corporate Debt:
Corporate bonds	0	53	0	0	53
Asset-backed	0	15	0	0	15
Collateralized Mortgage Obligations	0	10	0	0	10
Collateralized Loan Obligations	0	16	0	0	16
Interest rate swaps (Notional amount: $253)	0	0	0	0	0
Registered investment companies	4	0	0	0	4
Other (6)	0	0	1	0	1
Subtotal					446
Short-term Investments:
Registered investment companies	163	0	0	0	163
Subtotal					163
Total	$167	$1,389	$1	$0	$1,557

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2018(7)
	Level 1	Level 2	Level 3	NAV Practical Expedient	Total

	(in millions)
U.S. Equities:
Variable Life Insurance Policies (1)	$0	$538	$0	$0	$538
Common trusts (2)	0	75	0	0	75
Equities	25	6	0	0	31
Subtotal					644
International Equities:
Variable Life Insurance Policies (3)	0	91	0	0	91
Common trusts (4)	0	53	0	0	53
Equities	0	6	0	0	6
Subtotal					150
Fixed Maturities:
Variable Life Insurance Policies (5)	0	157	0	0	157
Common trusts (5)	0	130	0	0	130
U.S. government securities (federal):
Other U.S. government securities	0	25	0	0	25
Corporate Debt:
Corporate bonds	0	120	0	0	120
Asset-backed	0	26	1	0	27
Collateralized Mortgage Obligations	0	17	1	0	18
Collateralized Loan Obligations	0	18	0	0	18
Interest rate swaps (Notional amount: $188)	0	(1)	0	0	(1)
Registered investment companies	3	0	0	0	3
Other (6)	0	0	3	0	3
Subtotal					500
Short-term Investments:
Registered investment companies	138	0	0	0	138
Subtotal					138
Total	$166	$1,261	$5	$0	$1,432
__________

(1)	This category invests in U.S. equity funds, primarily large cap equities whose objective is to track an index via pooled separate accounts and registered investment companies.

(2)	This category invests in U.S. equity funds, primarily large cap equities.

(3)	This category invests in international equity funds, primarily large cap international equities whose objective is to track an index.

(4)	This category fund invests in large cap international equity fund whose objective is to outperform an index.

(5)	This category invests in U.S. government and corporate bond funds.

(6)	Cash and cash equivalents, short-term investments, payables and receivables and open future contract positions (including fixed income collateral).

(7)	Prior period amounts have been updated to conform to the current year presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Changes in Fair Value of Level 3 Postretirement Assets

	Year Ended December 31, 2019
	Fixed Maturities– Corporate Debt– Asset-backed	Fixed Maturities– Corporate Debt– Collateralized Mortgage Obligations	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$1	$1	$3
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	0	(1)	(2)
Transfers in and/or out of Level 3 (1)	(1)	0	0
Fair Value, end of period	$0	$0	$1

	Year Ended December 31, 2018
	Fixed Maturities– Corporate Debt– Asset-backed	Fixed Maturities– Corporate Debt– Collateralized Mortgage Obligations	Fixed Maturities– Corporate Debt– Collateralized Loan Obligations	Fixed Maturities– Other

	(in millions)
Fair Value, beginning of period	$0	$2	$2	$5
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0	0
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	(1)	(1)	0	(2)
Transfers in and/or out of Level 3 (1)	2	0	(2)	0
Fair Value, end of period	$1	$1	$0	$3

 __________

(1)	The transfers from level 3 to level 2 are due to the availability of external pricing sources.

A summary of pension and postretirement plan asset allocation as of the year ended December 31, are as follows:

	Pension Percentage of Plan Assets		Postretirement Percentage of Plan Assets
	2019	2018	2019	2018
Asset Category
U.S. Equities	3%	4%	50%	43%
International Equities	5	5	11	10
Fixed Maturities	64	63	29	37
Short-term Investments	1	0	10	10
Real Estate	11	10	0	0
Other	16	18	0	0
Total	100%	100%	100%	100%

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits– Medicare Part D Subsidy Receipts

	(in millions)
2020	$938	$147	$8
2021	797	148	8
2022	825	149	8
2023	858	148	7
2024	865	146	7
2025-2029	4,577	698	32
Total	$8,860	$1,436	$70

The Company anticipates that it will make cash contributions in 2020 of approximately $205 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2019 and 2018 was $1 million and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $84 million, $89 million and $74 million for the years ended December 31, 2019, 2018 and 2017, respectively.

19.	EQUITY

Preferred Stock

As of December 31, 2019, 2018 and 2017, the Company had 10,000,000 shares of preferred stock authorized but none issued or outstanding.

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

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2016	660.1	230.5	429.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	11.5	(11.5)
Stock-based compensation programs(1)	0.0	(4.5)	4.5
Balance, December 31, 2017	660.1	237.5	422.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	14.9	(14.9)
Stock-based compensation programs(1)	0.0	(3.0)	3.0
Balance, December 31, 2018	660.1	249.4	410.7
Common Stock issued (2)(3)	6.2	(5.5)	11.7
Common Stock acquired	0.0	27.2	(27.2)
Stock-based compensation programs(1)	0.0	(3.6)	3.6
Balance, December 31, 2019	666.3	267.5	398.8
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

(2)
In August 2019, as a result of the note holders’ exercise of the exchange option on $500 million of surplus notes, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. For additional information, see Note 20.

(3)
In October 2019, the Company issued approximately 5.5 million shares of restricted Common Stock as part of consideration paid for the Assurance IQ acquisition. For additional information about the acquisition, see Note 1.

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

Common stock held in treasury

Common Stock held in treasury represents the Company’s previously issued shares of stock which have been repurchased by the Company but not retired. These shares are accounted for at the cost at which they were acquired. Common Stock held in treasury is typically impacted by repurchases of shares under the Board of Directors approved share repurchase program and by reissuances of shares associated with our stock-based compensation programs, or for other purposes, which are accounted for at average cost upon reissuance. Gains resulting from the reissuance of Common Stock held in treasury are credited to Additional paid-in capital. Losses resulting from the reissuance of Common Stock held in treasury are charged first to Additional paid-in capital to the extent the Company has previously recorded gains on treasury share transactions, then to Retained earnings.

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

The following table summarizes share repurchases for each of the past three years as well as the share repurchase authorization for 2020 which was approved by the Board of Directors in December 2019.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	January 1, 2020 - December 31, 2020	January 1, 2019 - December 31, 2019	January 1, 2018 - December 31, 2018	January 1, 2017 - December 31, 2017
Total Board authorized share repurchase amount ($ in billions)	$2.0	$2.5	$1.5	$1.25
Total number of shares repurchased under this authorization as of the period end (in millions)	N/A*	27.2	14.9	11.5
__________
* Share repurchase authorization for a future period.

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income. Each of the components that comprise OCI are described in further detail in Note 2 (Foreign Currency Translation Adjustment and Net Unrealized Investment Gains (Losses)) and Note 18 (Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)). The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2016	$(973)	$18,171	$(2,577)	$14,621
Change in OCI before reclassifications	768	4,026	(153)	4,641
Amounts reclassified from AOCI	1	(1,629)	224	(1,404)
Income tax benefit (expense)	(65)	(600)	(119)	(784)
Balance, December 31, 2017	(269)	19,968	(2,625)	17,074
Change in OCI before reclassifications	(74)	(7,614)	(547)	(8,235)
Amounts reclassified from AOCI	1	(779)	227	(551)
Income tax benefit (expense)	9	1,735	68	1,812
Cumulative effect of adoption of ASU 2016-01	0	(847)	0	(847)
Cumulative effect of adoption of ASU 2018-02	(231)	2,282	(398)	1,653
Balance, December 31, 2018	(564)	14,745	(3,275)	10,906
Change in OCI before reclassifications	37	18,540	(563)	18,014
Amounts reclassified from AOCI	27	(1,345)	241	(1,077)
Income tax benefit (expense)	(36)	(3,835)	60	(3,811)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, December 31, 2019	$(536)	$28,112	$(3,537)	$24,039
__________

(1)	Includes cash flow hedges of $832 million, $811 million and $(39) million as of December 31, 2019, 2018, and 2017, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2019	2018	2017
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$(27)	$(1)	$(3)	Realized investment gains (losses), net
Foreign currency translation adjustment	0	0	2	Other income (loss)
Total foreign currency translation adjustment	(27)	(1)	(1)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	58	1	(2)	(3)
Cash flow hedges—Currency	6	7	0	(3)
Cash flow hedges—Currency/Interest rate	315	543	(16)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	966	228	1,647
Total net unrealized investment gains (losses)	1,345	779	1,629	(4)
Amortization of defined benefit items:
Prior service cost	0	3	3	(5)
Actuarial gain (loss)	(241)	(230)	(227)	(5)
Total amortization of defined benefit items	(241)	(227)	(224)
Total reclassifications for the period	$1,077	$551	$1,404
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2016	$312	$(5)	$(6)	$(47)	$(97)	$157
Net investment gains (losses) on investments arising during the period	79				(22)	57
Reclassification adjustment for (gains) losses included in net income	(85)				23	(62)
Reclassification adjustment for OTTI losses excluded from net income(1)	(20)				5	(15)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		3			(1)	2
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			9		(2)	7
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1	0	1
Balance, December 31, 2017	286	(2)	3	(46)	(94)	147
Net investment gains (losses) on investments arising during the period	(19)				8	(11)
Reclassification adjustment for (gains) losses included in net income	(76)				33	(43)
Reclassification adjustment for OTTI losses excluded from net income(1)	(2)				1	(1)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		1			0	1
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			1		0	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				23	(9)	14
Balance, December 31, 2018	189	(1)	4	(23)	(61)	108
Net investment gains (losses) on investments arising during the period	129				(29)	100
Reclassification adjustment for (gains) losses included in net income	(96)				21	(75)
Reclassification adjustment for OTTI losses excluded from net income(1)	21				(5)	16
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		0			0	0
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			1		0	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1	0	1
Balance, December 31, 2019	$243	$(1)	$5	$(22)	$(74)	$151
__________

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2016	$32,420	$(1,056)	$(1,136)	$(2,980)	$(9,234)	$18,014
Net investment gains (losses) on investments arising during the period	5,216				(1,425)	3,791
Reclassification adjustment for (gains) losses included in net income	(1,544)				421	(1,123)
Reclassification adjustment for OTTI losses excluded from net income(2)	20				(5)	15
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(524)			191	(333)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(107)		25	(82)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(651)	190	(461)
Balance, December 31, 2017	36,112	(1,580)	(1,243)	(3,631)	(9,837)	19,821
Net investment gains (losses) on investments arising during the period	(10,838)				2,893	(7,945)
Reclassification adjustment for (gains) losses included in net income	(703)				303	(400)
Reclassification adjustment for OTTI losses excluded from net income(2)	2				(1)	1
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		842			(263)	579
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			452		(186)	266
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,924	(874)	1,050
Cumulative effect of adoption of ASU 2016-01	(2,042)			813	212	(1,017)
Cumulative effect of adoption of ASU 2018-02					2,282	2,282
Balance, December 31, 2018	22,531	(738)	(791)	(894)	(5,471)	14,637
Net investment gains (losses) on investments arising during the period	23,826				(5,282)	18,544
Reclassification adjustment for (gains) losses included in net income	(1,249)				277	(972)
Reclassification adjustment for OTTI losses excluded from net income(2)	(21)				5	(16)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(846)			190	(656)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(2,123)		475	(1,648)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(2,450)	515	(1,935)
Cumulative effect of adoption of ASU 2017-12	9				(2)	7
Balance, December 31, 2019	$45,096	$(1,584)	$(2,914)	$(3,344)	$(9,293)	$27,961
__________

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

Other than the above limitations, the Company’s Retained earnings balance is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, loans from its subsidiaries, repayments of operating loans from its subsidiaries, and cash and other highly liquid assets. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2019, Prudential Financial had highly liquid assets (excluding amounts held in an intercompany liquidity account) of $4,061 million predominantly including cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds.

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

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of PICA and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurers that have less statutory capital than required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The Company expects to report RBC ratios as of December 31, 2019 above the regulatory required minimums that would require corrective action and above our “AA” financial strength target levels for both PICA and Prudential Annuities Life Assurance Corporation (“PALAC”).

The following table summarizes certain statutory financial information for the Company’s two largest U.S. insurance subsidiaries for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	PICA			PALAC
In millions and presented as of or for the year ended	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2019	December 31, 2018	December 31, 2017
Statutory net income (loss)(1)	$(169)	$1,324	$(217)	$(2,052)	$(852)	$3,911
Statutory capital and surplus(1)	$11,483	$10,695	$9,948	$4,748	$6,396	$8,059
__________

(1)	Prior year amounts have been updated to conform to finalized statutory filing where applicable.
U.S. Insurance Subsidiaries - Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

With respect to PICA, a New Jersey domiciled insurance subsidiary which is also the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by PICA may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2019, PICA’s unassigned surplus less applicable adjustments for cumulative unrealized investment gains was $7,511 million. PICA must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, PICA is permitted to pay an ordinary dividend of up to $1,148 million in 2020, without prior approval of the NJDOBI.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey. With respect to PALAC, an Arizona domiciled insurance subsidiary of the Company, Arizona insurance law provides that if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires prior approval of the Arizona Department of Insurance. Under Arizona law, the maximum PALAC is permitted to pay in 2020 as an ordinary dividend is $204 million, without prior approval of the Arizona Department of Insurance.

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

The Japan Financial Services Agency (“FSA”) utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2019, the Company expects The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2019 and 2018, respectively, or for the years ended December 31, 2019, 2018 and 2017, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

For the year ended December 31, 2019, Prudential Financial received $1,065 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, the Company’s international insurance operations may return capital to Prudential Financial through, or facilitated by, other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. In 2019, the Company’s Japan insurance operations entered into reinsurance agreements with Gibraltar Re, the Company’s Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. The Company expects these transactions will allow it to more efficiently manage its capital and risk profile. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2020, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

20.	EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2019			2018			2017
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$4,238			$4,088			$7,974
Less: Income (loss) attributable to noncontrolling interests	52			14			111
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	46			48			95
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$4,140	404.8	$10.23	$4,026	417.6	$9.64	$7,768	427.0	$18.19
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$46			$48			$95
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	45			47			94
Stock options		1.1			1.5			2.1
Deferred and long-term compensation programs		1.4			1.2			1.1
Exchangeable Surplus Notes	12	3.6		21	5.9		17	5.8
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$4,153	410.9	$10.11	$4,048	426.2	$9.50	$7,786	436.0	$17.86

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2019, 2018 and 2017, as applicable, were based on 4.6 million, 4.9 million and 5.2 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2019		2018		2017
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share

	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.2	$102.84	0.7	$108.34	0.3	$110.18
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0		0.1
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0		0.0
Total antidilutive stock options and shares	1.2		0.7		0.4

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which were exchangeable at the option of the note holders for shares of Common Stock. The initial exchange rate for the surplus notes was 10.1235 shares of Common Stock per each $1,000 principal amount of surplus notes. This was equivalent to 5.1 million shares and an initial exchange price per share of Common Stock of $98.78. In August 2019, as a result of the note holders’ exercise of the exchange option, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. In calculating diluted earnings per share under the if-converted method, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes were outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

21.	SHARE-BASED PAYMENTS

Omnibus Incentive Plan

Prudential Financial, Inc.’s Omnibus Incentive Plan provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the performance shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 14,183,145 authorized shares available for grant under the Omnibus Incentive Plan as of December 31, 2019.

Assurance IQ Acquisition

The Company acquired Assurance IQ on October 10, 2019. The terms of the Acquisition included compensation awards that involved share-based payment arrangements that are linked to retention and therefore fall under the reporting requirements of ASC 718, Stock Compensation. These compensation awards include stock options, restricted stock units and performance shares.

Compensation Costs

Compensation cost for restricted stock units, performance shares and performance units granted to employees is measured by the share price of the underlying Common Stock at the date of grant.

Compensation cost for employee stock options is based on the fair values estimated on the grant date. Under the Omnibus Incentive Plan, the fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. For the Acquisition related awards, the fair value of each stock option award is based on its intrinsic value on the date of grant.

The weighted average grant date assumptions used in the binomial option valuation model are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2019	2018	2017
Expected volatility	34.63%	35.39%	35.29%
Expected dividend yield	4.26%	2.88%	2.84%
Expected term	5.54 years	5.49 years	5.60 years
Risk-free interest rate	2.50%	2.64%	2.06%

Expected volatilities are based on historical volatility of Prudential Financial’s Common Stock and implied volatilities from traded options on Prudential Financial’s Common Stock. The Company uses historical data and expectations of future exercise patterns to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods associated with the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2019		2018		2017
Omnibus Incentive Plan:	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit

	(in millions)
Employee stock options	$11	$3	$13	$3	$12	$5
Employee restricted stock units	149	35	139	32	142	51
Employee performance shares and performance units	71	17	3	1	109	41
Total	$231	$55	$155	$36	$263	$97

__________
(1) Compensation costs related to retirement eligible participants are recorded on the grant date (typically in the first quarter of every year).

	2019
Assurance IQ Acquisition:	Total Compensation Cost Recognized	Income Tax Benefit

	(in millions)
Employee stock options	$4	$1
Employee restricted stock units	1	0
Employee performance shares	0	0
Total	$5	$1

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2019, 2018 and 2017 were de minimis.

Stock Options

Each stock option granted under the Omnibus Incentive Plan has an exercise price at the fair market value of Prudential Financial’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years. Options granted related to the Acquisition have an exercise price based on the original strike price of the Assurance IQ options that they replaced and have a maximum term of 10 years from the date the Assurance IQ options were originally granted. Options granted related to the Acquisition generally vest quarterly over three years.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s stock option grants is as follows

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	4,584,244	$72.03	0	$0.00
Granted	569,137	93.36	584,017	1.36
Exercised	(541,473)	58.56	(36,825)	0.98
Forfeited	(165)	76.71	0	0.00
Expired	(746)	19.86	0	0.00
Outstanding at December 31, 2019	4,610,997	$76.26	547,192	$1.38
Exercisable at December 31, 2019	3,614,679	$70.03	33,596	$2.08

The weighted average grant date fair value of employee stock options granted under the Omnibus Incentive Plan during the years ended December 31, 2019, 2018 and 2017 was $20.02, $27.11 and $27.91, respectively. For the Acquisition related awards, the weighted average grant date fair value of employee stock options granted during the year ended December 31, 2019 was $86.31.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $21 million, $28 million, and $109 million, respectively. For the Acquisition related awards, the total intrinsic value of employee stock options exercised during the year ended December 31, 2019 was $3 million.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2019 is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	4.53	$92	8.47	$51
Exercisable	3.73	$92	8.69	$3

Restricted Stock Units, Performance Share Awards and Performance Unit Awards

A restricted stock unit is an unfunded, unsecured right to receive a share of Prudential Financial’s Common Stock at the end of a specified period of time, which is subject to forfeiture and transfer restrictions. Generally, the restrictions will lapse on the third anniversary of the date of grant. Performance shares and performance units are awards denominated in Prudential Financial’s Common Stock. The number of units is determined over the performance period and may be adjusted based on the satisfaction of certain performance goals for the Company. Performance share awards are payable in Prudential Financial’s Common Stock. Performance unit awards are payable in cash. Effective October 2019, the Company modified certain provisions of its long term compensation plan to settle the performance units component in Prudential Financial Common Stock. As a result, outstanding performance units were converted to performance shares except for certain employee directed deferrals in the deferred compensation plan which remain as performance units for the full life of the grant. Beginning in 2020, the Company will no longer grant performance unit awards.

A summary of the Company’s restricted stock units, performance shares and performance unit awards under the Omnibus Incentive Plan is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2018(2)	4,760,914	$90.09	1,809,075	$81.55
Granted(2)	1,919,168	93.35	691,724	90.68
Forfeited	(183,997)	100.09	(12,947)	93.26
Performance adjustment(3)			92,841	93.36
Released	(2,024,896)	65.44	(757,807)	93.36
Restricted at December 31, 2019(2)	4,471,189	$102.25	1,822,886	$80.62
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

(2)
Effective October 1, 2019, the Company modified existing performance share and performance unit awards to remove features of the grants that prevent having a mutual understanding of the key terms and conditions of the award between the employee and employer until the grants vested. Consequently, the weighted average grant date fair value as of December 31, 2019 is the closing stock price of Prudential Financial’s common stock as of September 30, 2019. The weighted average grant date fair value as of 12/31/2018 is the closing stock price of Prudential Financial’s common stock as of December 31, 2018.

(3)	Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

A summary of the Company’s restricted stock units and performance share awards related to the Acquisition is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2018	0	$0	0	$0.00
Granted	125,788	87.67	1,982,708	89.81
Forfeited	0	0	0	0.00
Performance adjustment(2)	0	0	0	0.00
Released	0	0	0	0.00
Restricted at December 31, 2019	125,788	$87.67	1,982,708	$89.81
__________

(1)
Performance share awards related to the Assurance IQ acquisition reflect the maximum number of units that have been awarded under the terms of the acquisition. The actual number of units that will be awarded at the end of the performance period will range between 0% and 100% of the number of units granted, based upon a predetermined formula of achieving variable profits between $900 million and $1,300 million.

(2)	Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

The fair market value of restricted stock units, performance shares and performance units released under the Omnibus Incentive Plan for the years ended December 31, 2019, 2018 and 2017 was $255 million, $238 million and $196 million, respectively. For the Acquisition related awards there were no restricted stock units or performance shares released for the year ended December 31, 2019.

The weighted average grant date fair value for restricted stock units granted under the Omnibus Incentive Plan during the years ended December 31, 2019, 2018 and 2017 was $93.35, $106.32 and $110.39, respectively. The weighted average grant date fair value for performance shares and performance units granted under the Omnibus Incentive Plan during the years ended December 31, 2019, 2018 and 2017 was $90.68, $81.55 and $114.98, respectively. The weighted average grant date fair value for restricted stock units granted for the Acquisition during the year ended December 31, 2019 was $87.67. The weighted average grant date fair value for performance shares granted for the Acquisition during the year ended December 31, 2019 was $89.81.

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options under the Omnibus Incentive Plan as of December 31, 2019 was $2 million with a weighted average recognition period of 1.46 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units under the Omnibus Incentive Plan as of December 31, 2019 was $153 million with a weighted average recognition period of 1.72 years. Unrecognized compensation cost for stock options related to the Acquisition as of December 31, 2019 was $45 million with a weighted average recognition period of 3.13 years. Unrecognized compensation cost for restricted stock units and performance shares related to the Acquisition as of December 31, 2019 was $10 million with a weighted average recognition period of 4.17 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Tax Benefits Realized

The Company’s tax benefit realized for exercises of stock options under the Omnibus Incentive Plan during the years ended December 31, 2019, 2018 and 2017 was $5 million, $7 million and $39 million, respectively. The tax benefit realized for exercises of stock options related to the Acquisition during the year ended December 31, 2019 was $2 million.

The Company’s tax benefit realized upon vesting of restricted stock units, performance shares and performance units under the Omnibus Incentive Plan for the years ended December 31, 2019, 2018 and 2017 was $52 million, $49 million and $70 million, respectively. There were no vested restricted stock units or performance shares related to the Acquisition for the year ended December 31, 2019.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December 31, 2019, 2018 and 2017 was $32 million, $29 million and $27 million, respectively.

22. SEGMENT INFORMATION

Segments

The Company operates through eight segments: PGIM (our global investment management business); Retirement, Group Insurance, Individual Annuities, Individual Life, and Assurance IQ (collectively referred to as the U.S. Businesses); International Businesses; and Closed Block. In addition, the Company reports certain of its results of operations in its Corporate and Other operations.

The PGIM segment provides asset management services related to public and private fixed income, public equity and real estate, commercial mortgage origination and servicing, and mutual funds and other retail services to institutional, private and sub-advisory clients (including mutual funds), insurance company separate accounts, government sponsored entities and the Company’s general account.

The U.S. Businesses offer a broad range of products and solutions that cover protection, retirement, savings, income and investment needs. The U.S. Businesses are organized into three divisions:

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

Assurance IQ division. The Assurance IQ division consists of the Assurance IQ segment, a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs. Assurance IQ leverages data science and technology to distribute third-party life, health, Medicare and property and casualty products directly to retail shoppers primarily through its digital and independent agent channels.

The International Businesses develops and distributes individual life insurance, retirement and related products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through its Life Planner operations. In addition, similar products are offered to the broad middle income and mass affluent markets across Japan and the Company’s joint ventures in various foreign countries through Life Consultants, the proprietary distribution channel of the Company’s Gibraltar Life operation, as well as other channels, including banks and independent agencies.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Closed Block division includes certain in-force participating insurance and annuity products and corresponding assets that are used for the payment of benefits, expenses and policyholders’ dividends related to these products, as well as certain related assets and liabilities. In connection with demutualization, the Company ceased offering these participating products. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in the Company’s Corporate and Other operations. See Note 15 for additional information on the Closed Block.

Corporate Operations - consist primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, and tax credit and other tax-enhanced investments financed by business segments; (3) capital debt that is used or will be used to meet the capital requirements of the Company and the related interest expense; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and enhanced regulatory supervision; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) our ownership interest in a life insurance joint venture in China; (8) certain retained obligations relating to pre-demutualization policyholders; (9) our Risk Appetite Framework; (10) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (11) intercompany arrangements with our PGIM segment to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (12) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

For information related to significant acquisitions, see Note 1. For information related to the adoption of new accounting pronouncements, see Note 2. The segments’ results in prior years have been revised for these items, as applicable, to conform to the current year presentation.

Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources and, consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the following items, which are described in greater detail below:

•	Realized investment gains (losses), net, and related adjustments;

•	Charges related to realized investment gains (losses), net;

•	Market experience updates;

•	Divested and Run-off Businesses;

•	Other adjustments; and

•	Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests.

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

Realized investment gains (losses), net, and related adjustments

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$65	$(15)	$(15)
Current period yield adjustments	$331	$367	$434
Principal source of earnings	$(37)	$219	$(8)
 __________

(1)
In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to Divested and Run-off Businesses. See “Divested and Run-off Businesses” discussed below.

Terminated Hedges of Foreign Currency Earnings. The amounts shown in the table above primarily reflect the impact of an intercompany arrangement between Corporate and Other operations and the International Businesses segment, pursuant to which the non-U.S. dollar-denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar-equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations may execute forward currency contracts with third-parties to sell the net exposure of projected earnings from the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar-denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP, so the resulting profits or losses are recorded in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income.

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains (losses) on certain derivative contracts that were terminated or offset before their final maturity of $41 million, $19 million and $53 million for the years ended 2019, 2018 and 2017, respectively. As of December 31, 2019, there was a $222 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Businesses. Also included in the amounts shown in the table above are fees related to synthetic GICs of $147 million, $146 million and $159 million for the years ended 2019, 2018 and 2017, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information on synthetic GICs.

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

Adjustments related to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2019	2018	2017

	(in millions)
Net gains (losses) from:
Investments carried at fair value through net income	$558	$(417)	$184
Foreign currency exchange movements	$61	$(289)	$(135)
Gains (losses), net, on experience-rated contracts (excluding derivatives and commercial mortgage and other loans)(1)	$22	$(153)	$185
Other activities	$(31)	$(41)	$(20)

  __________

(1)
Adjusted operating income excludes net investment gains (losses) on assets supporting experience-rated contractholder liabilities, related derivatives, and commercial mortgage and other loans. The activity for derivatives and commercial mortgage and other loans that support these experience-rated products are reported in “Realized investment gains (losses), net” and excluded from adjusted operating income.

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

Investment gains (losses) on assets supporting experience-rated contractholder liabilities and changes in experience-rated contractholder liabilities due to asset value changes. Certain products included in the Retirement and International Businesses segments are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are carried at fair value, with realized and unrealized gains (losses) reported in “Other income (loss)” and the related interest and dividend income reported in “Net investment income.” To a lesser extent, these experience-rated products are also supported by derivatives and commercial mortgage and other loans. The derivatives are carried at fair value, with realized and unrealized gains (losses) reported in “Realized investment gains (losses), net.” The commercial mortgage and other loans are carried at unpaid principal, net of unamortized discounts and an allowance for losses, with gains (losses) on sales and changes in the valuation allowance for commercial mortgage and other loans reported in “Realized investment gains (losses), net.”

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

Market experience updates

The Company had historically recognized the immediate impacts from changes in current market conditions on estimates of profitability in current period adjusted operating income. Beginning with the second quarter of 2019, these impacts are excluded from adjusted operating income which the Company believes enhances the understanding of underlying performance trends. These amounts represent the impact of those changes on DAC and other costs and reserves, primarily related to variable annuity and variable and universal life products.

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

The Closed Block division is accounted for as a divested business because it consists primarily of certain participating insurance and annuity products that the Company ceased selling at demutualization in 2001. See Note 15 for further information on the Closed Block.

Other adjustments

Other adjustments represent all other adjustments that are excluded from adjusted operating income. These include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income before income taxes and equity in earnings of operating joint ventures:

	Year ended December 31,
	2019	2018	2017
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$998	$959	$979
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	1,301	1,049	1,244
Group Insurance	285	229	253
Total U.S. Workplace Solutions division	1,586	1,278	1,497
U.S. Individual Solutions division:
Individual Annuities(1)	1,843	1,925	2,198
Individual Life	87	223	(191)
Total U.S. Individual Solutions division	1,930	2,148	2,007
Assurance IQ division(2):
Assurance IQ	(9)	0	0
Total Assurance IQ division	(9)	0	0
Total U.S. Businesses	3,507	3,426	3,504
International Businesses	3,359	3,266	3,198
Corporate and Other	(1,766)	(1,283)	(1,437)
Total segment adjusted operating income before income taxes	6,098	6,368	6,244
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(3)	(764)	466	(417)
Charges related to realized investment gains (losses), net	(125)	(316)	544
Market experience updates(4)	(462)	0	0
Divested and Run-off Businesses:
Closed Block division	36	(62)	45
Other Divested and Run-off Businesses	452	(1,535)	38
Other adjustments(5)	(47)	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(103)	(87)	33
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$5,085	$4,834	$6,487

  __________

(1)
Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

(2)	Assurance IQ was acquired by the Company in October 2019. See Note 1 for additional information.

(3)	Prior period amounts have been updated to conform to current period presentation.

(4)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income.

(5)
Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reconciliation of select financial information

The tables below present certain financial information for the Company’s segments and its Corporate and Other operations, including assets by segment and revenues, and benefits and expenses by segment on an adjusted operating income basis, and the reconciliation of the segment totals to amounts reported in the Consolidated Financial Statements.

	As of December 31,
	2019	2018
	(in millions)
Assets by segment:
PGIM	47,655	47,690
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	198,153	175,525
Group Insurance	43,712	41,727
Total U.S. Workplace Solutions division	241,865	217,252
U.S. Individual Solutions division:
Individual Annuities	189,040	167,899
Individual Life	96,072	83,739
Total U.S. Individual Solutions division	285,112	251,638
Assurance IQ division(1):
Assurance IQ	2,639	0
Total Assurance IQ division	2,639	0
Total U.S. Businesses	529,616	468,890
International Businesses	241,071	222,633
Corporate and Other	16,883	16,826
Closed Block division	61,327	59,039
Total assets per Consolidated Statements of Financial Position	$896,552	$815,078
  __________

(1)	Assurance IQ was acquired by the Company in October 2019. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,589	$200	$2,591	$0	$0	$0	$49	$6
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	15,064	4,738	13,763	11,061	1,503	0	46	38
Group Insurance	5,750	624	5,465	4,257	286	0	2	7
Total U.S. Workplace Solutions division	20,814	5,362	19,228	15,318	1,789	0	48	45
U.S. Individual Solutions division:
Individual Annuities	4,995	856	3,152	435	334	0	122	513
Individual Life	6,115	2,247	6,028	2,778	830	38	774	577
Total U.S. Individual Solutions division	11,110	3,103	9,180	3,213	1,164	38	896	1,090
Assurance IQ division(1):
Assurance IQ	101	0	110	0	0	0	0	0
Total Assurance IQ division	101	0	110	0	0	0	0	0
Total U.S. Businesses	32,025	8,465	28,518	18,531	2,953	38	944	1,135
International Businesses	23,195	5,558	19,836	14,535	918	48	25	1,239
Corporate and Other	(677)	579	1,089	36	0	0	521	(46)
Total revenues, and benefits and expenses on an adjusted operating income basis	58,132	14,802	52,034	33,102	3,871	86	1,539	2,334
Reconciling items:
Realized investment gains (losses), net, and related adjustments	185	(36)	949	0	949	0	0	0
Charges related to realized investment gains (losses), net	(254)	0	(129)	(136)	(94)	0	0	(181)
Market experience updates(2)	(77)	0	385	200	4	0	0	144
Divested and Run-off Businesses:
Closed Block division	5,642	2,323	5,606	2,907	130	2,187	7	29
Other Divested and Run-off Businesses	1,330	496	878	747	20	1	4	6
Other adjustments(3)	(5)	0	42	0	0	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(146)	0	(43)	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$64,807	$17,585	$59,722	$36,820	$4,880	$2,274	$1,550	$2,332

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,294	$73	$2,335	$0	$0	$0	$40	$8
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	16,825	4,377	15,776	13,215	1,430	0	35	33
Group Insurance	5,685	616	5,456	4,241	282	0	2	5
Total U.S. Workplace Solutions division	22,510	4,993	21,232	17,456	1,712	0	37	38
U.S. Individual Solutions division:
Individual Annuities	4,966	694	3,041	370	335	0	67	511
Individual Life	5,831	2,033	5,608	2,489	766	37	714	368
Total U.S. Individual Solutions division	10,797	2,727	8,649	2,859	1,101	37	781	879
Total U.S. Businesses	33,307	7,720	29,881	20,315	2,813	37	818	917
International Businesses	22,234	5,245	18,968	14,009	907	62	21	1,233
Corporate and Other	(705)	452	578	(12)	0	0	535	(44)
Total revenues, and benefits and expenses on an adjusted operating income basis	58,130	13,490	51,762	34,312	3,720	99	1,414	2,114
Reconciling items:
Realized investment gains (losses), net, and related adjustments(4)	(244)	(41)	(710)	0	(710)	0	0	0
Charges related to realized investment gains (losses), net	(274)	0	42	(75)	40	0	0	118
Divested and Run-off Businesses:
Closed Block division	4,678	2,288	4,740	2,972	132	1,236	2	35
Other Divested and Run-off Businesses	805	439	2,340	2,195	14	1	4	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(103)	0	(16)	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$62,992	$16,176	$58,158	$39,404	$3,196	$1,336	$1,420	$2,273

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,355	$170	$2,376	$0	$0	$0	$27	$11
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	13,843	4,482	12,599	10,035	1,507	0	26	26
Group Insurance	5,471	637	5,218	4,073	274	0	5	14
Total U.S. Workplace Solutions division	19,314	5,119	17,817	14,108	1,781	0	31	40
U.S. Individual Solutions division:
Individual Annuities	5,110	742	2,912	318	330	0	70	464
Individual Life	4,974	1,948	5,165	2,100	719	36	648	483
Total U.S. Individual Solutions division	10,084	2,690	8,077	2,418	1,049	36	718	947
Total U.S. Businesses	29,398	7,809	25,894	16,526	2,830	36	749	987
International Businesses	21,560	5,027	18,362	13,440	899	48	13	1,138
Corporate and Other	(667)	493	770	21	0	0	533	(43)
Total revenues, and benefits and expenses on an adjusted operating income basis	53,646	13,499	47,402	29,987	3,729	84	1,322	2,093
Reconciling items:
Realized investment gains (losses), net, and related adjustments(4)	(266)	(38)	151	0	151	0	0	0
Charges related to realized investment gains (losses), net	(215)	0	(759)	(69)	(191)	0	0	(550)
Divested and Run-off Businesses:
Closed Block division	5,826	2,653	5,781	3,219	133	2,007	1	37
Other Divested and Run-off Businesses	775	321	737	657	0	0	4	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(77)	0	(110)	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$59,689	$16,435	$53,202	$33,794	$3,822	$2,091	$1,327	$1,580
  __________

(1)	Assurance IQ was acquired by the Company in October 2019. See Note 1 for additional information.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income.

(3)
Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

(4)	Prior period amounts have been updated to conform to current period presentation.

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

	2019	2018	2017

	(in millions)
Domestic operations	$40,868	$40,603	$36,573
Foreign operations, total	$23,939	$22,389	$23,116
Foreign operations, Japan	$19,626	$19,125	$19,589
Foreign operations, Korea	$1,638	$1,495	$1,567

Intersegment Revenues

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2019	2018	2017

	(in millions)
PGIM segment intersegment revenues	$777	$731	$717

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to an investment management activities, for the periods indicated:

	2019	2018	2017

	(in millions)
Asset-based management fees	$3,489	$3,438	$3,328
Performance-based incentive fees	169	56	194
Other fees	581	606	605
Total asset management and service fees	$4,239	$4,100	$4,127

23.	COMMITMENTS AND CONTINGENT LIABILITIES

Commercial Mortgage Loan Commitments

	December 31,
	2019	2018

	(in millions)
Total outstanding mortgage loan commitments	$2,129	$3,299
Portion of commitment where prearrangement to sell to investor exists	$751	$1,490

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

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	December 31,
	2019	2018

	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$7,372	$6,941
Expected to be funded from separate accounts	$49	$147

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Indemnification of Securities Lending and Securities Repurchase Transactions

	December 31,
	2019	2018

	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,071	$5,399
Fair value of related collateral associated with above indemnifications(1)	$5,204	$5,503
Accrued liability associated with guarantee	$0	$0

__________

(1)
As of December 31, 2019, indemnification provided to certain clients and fair value of related collateral associated with such indemnification include $38 million and $37 million, respectively, related to securities repurchase transactions.

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

Guarantees of Asset Values

	December 31,
	2019	2018

	(in millions)
Guaranteed value of third parties’ assets	$80,009	$79,215
Fair value of collateral supporting these assets	$81,604	$77,897
Asset (liability) associated with guarantee, carried at fair value	$1	$2

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	December 31,
	2019	2018

	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,113	$1,828
First-loss exposure portion of above	$622	$543
Accrued liability associated with guarantees	$19	$17

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 2% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $16,878 million and $14,335 million of mortgages subject to these loss-sharing arrangements as of December 31, 2019 and 2018, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2019, these mortgages had a weighted-average debt service coverage ratio of 1.88 times and a weighted-average loan-to-value ratio of 61%. As of December 31, 2018, these mortgages had a weighted-average debt service coverage ratio of 1.83 times and a weighted-average loan-to-value ratio of 62%. The Company had no losses related to indemnifications that were settled for years ended December 31, 2019, 2018, and 2017.

Other Guarantees

	December 31,
	2019	2018

	(in millions)
Other guarantees where amount can be determined	$55	$77
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $12 million and $13 million as of December 31, 2019 and 2018, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Assets and liabilities held for insolvency assessments were as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2019	2018

	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$48	$54
Premium tax offset currently available for paid assessments	3	3
Total	$51	$57
Other liabilities:
Insolvency assessments	$37	$39

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Individual Annuities, Individual Life and Group Insurance

Broderick v. The Prudential Insurance Company of America, et al.

In December 2016, a complaint entitled Julie Han Broderick, Darron Smith and Thomas Schreck v. The Prudential Insurance Company of America, et al., was filed in the Superior Court of New Jersey, Law Division - Essex County. The complaint: (i) alleges that defendants terminated plaintiffs’ employment for engaging in whistleblowing conduct involving the sale of MyTerm policies through Wells Fargo and violated New Jersey’s Conscientious Employee Protection Act; and (ii) seeks back and front pay, compensatory and punitive damages and attorneys’ fees and costs. In January 2017, defendants filed an answer to the complaint. In December 2019, the court granted the Company’s summary judgment motion and dismissed the complaint.

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

Behfarin v. Pruco Life

In July 2017, a putative class action complaint entitled Richard Behfarin v. Pruco Life Insurance Company was filed in the United States District Court for the Central District of California, alleging that the Company imposes charges on owners of universal life policies to cure defaults and/or reinstate lapses, that are inconsistent with the applicable universal life policy. The complaint includes claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of California law, and seeks unspecified damages along with declaratory and injunctive relief. In September 2017, the Company filed its answer to the complaint. In September 2018, plaintiff filed a motion for class certification. In October 2019, plaintiff filed: (1) the First Amended Complaint adding Prudential Insurance Company of America and Pruco Life Insurance Company of New Jersey as defendants; and (2) a motion seeking preliminary certification of a settlement class, appointment of a class representative and class counsel, and preliminary approval of the proposed class action settlement. In November 2019, the court issued an order granting the motion for preliminary approval of the settlement.

Escheatment Litigation

Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Securities Litigation

City of Warren v. PFI, et al

In November 2019, a putative class action complaint entitled City of Warren Police and Fire Retirement System v. Prudential Financial, Inc., Charles F. Lowrey and Kenneth Y. Tanji, was filed in the United States District Court for the District of New Jersey. The complaint asserts claims for federal securities law violations against PFI, and Charles Lowrey, PFI’s chief executive officer, and Kenneth Tanji, PFI’s chief financial officer, individually, and alleges that: (i) the Company's reserve assumptions failed to account for adversely developing mortality experience in the Individual Life business segment; (ii) the Company's reserves were insufficient to satisfy its future policy benefit liabilities; and (iii) the Company materially understated its liabilities and overstated net income due to flawed assumptions in calculating mortality experience. The putative class includes all purchasers of PFI common stock between February 15, 2019 and August 2, 2019.

Donald P. Crawford v. PFI, et al.

In January 2020, a putative class action complaint entitled David P. Crawford v. Prudential Financial, Charles F. Lowrey and Kenneth Tanji, was filed in the United States District Court for the District of New Jersey. The complaint asserts claims for federal securities law violations against PFI, and Charles Lowrey and Kenneth Tanji, individually, and alleges that: (i) the Company’s reserve assumptions failed to account for adversely developing mortality experience in the Individual Life business segment; (ii) the Company’s reserves were insufficient to satisfy its future policy benefit liabilities; and (iii) the Company materially understated its liabilities and overstated net income due to flawed assumptions in calculating mortality experience. The putative class includes all purchasers of PFI common stock between February 15, 2019 and August 2, 2019.

In January 2020, the Board of Directors received a shareholder demand letter containing allegations: (i) of wrongdoing similar to those alleged in the City of Warren and Crawford complaints; and (ii) that certain of the Company’s current and former directors and executive officers breached their fiduciary duties of loyalty, due care and candor. The demand letter requests that the Board of Directors investigate and commence legal proceedings against the named individuals to recover for the Company’s benefit the damages purportedly sustained by the Company as a result of the alleged breaches. The Company may become subject to additional actions related to this matter.

Other Matters

Cho v. PICA, et al

In November 2019, a putative class action complaint entitled Cho v. The Prudential Insurance Company of America, et. al., was filed in the United States District Court for the District of New Jersey. The Complaint purports to be brought on behalf of participants in the Prudential Employee Savings Plan (the “Plan”) and (i) alleges that Defendants failed to fulfill their fiduciary obligations under the Employee Retirement Income Security Act of 1974, in the administration, management and operation of the Plan, including engaging in prohibited transactions; and (ii) seeks declaratory, injunctive and equitable relief, and unspecified damages including interest, attorneys’ fees and costs. In January 2020, defendants filed a motion to dismiss the complaint.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

PICA et al. v. Wells Fargo Bank, et al.

In April 2015, defendants filed a motion to dismiss the amended complaint. In January 2016, the court issued a decision involving Wells Fargo’s motion to dismiss: (i) with respect to the PSA trusts, granting the motion and declining to exercise supplemental jurisdiction; and (ii) with respect to the Indenture trusts, granting leave for plaintiffs to file an amended complaint. In February 2016, the Company, together with other institutional investor plaintiffs, filed an amended complaint in federal court. In March 2016, the Company, together with other institutional investors, filed a complaint in California State Superior court, captioned BlackRock Balanced Capital Portfolio (FI), et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims relating to the PSA trusts. In May 2016, defendant filed a motion to dismiss or to stay the state court action. In July 2016, defendant filed a motion to dismiss the amended complaint filed previously in federal court. In October 2016, the court dismissed the state court complaint. In December 2016, the Company, together with other institutional investors, filed a complaint in New York State Court, captioned BlackRock Core Bond Portfolio, et al. v. Wells Fargo Bank, Nat’l Ass’n., asserting claims related to the PSA trusts. In March 2017,

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

the federal court issued an order concerning defendant’s motion to dismiss as to the Indenture trusts: (i) sustaining plaintiffs’ breach of contract claims; plaintiffs’ claims for violations of the Trust Indenture Act of 1939; and plaintiffs’ claims for breach of the duty to avoid conflicts of interest; and (ii) dismissing plaintiffs’ claims for breach of fiduciary duty as duplicative of the sustained contract claims. In May 2017, Wells Fargo filed a third-party complaint for contribution against PGIM, Inc., alleging that, in the event the Prudential plaintiff Funds prevail on their claims for damages against Wells Fargo, PGIM must contribute to the award due to PGIM’s alleged breach of fiduciary duties owed to the Funds in managing the Funds’ RMBS investments. In June 2017, Wells Fargo filed a motion to dismiss the complaint in New York State Court. In October 2017, PGIM filed a motion to dismiss the third-party complaint filed by Wells Fargo seeking contribution. In January 2018, plaintiffs filed a motion for class certification in the federal court action. In November 2018, plaintiffs filed an amended complaint in New York state court against Wells Fargo, as trustee, asserting claims for breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, breach of duty of due care, and violation of the Trust Indenture Act of 1939. In May 2019, the state court entered an Order and Final Judgment approving the class action settlement and dismissing the case with prejudice, and the federal court action was dismissed with prejudice. This matter is now closed.

LIBOR Litigation

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil Racketeer Influenced and Corrupt Organizations Act (“RICO”) statute, and violations of the Sherman Act. In June 2014, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint. In November 2014, the defendants filed a motion to dismiss the amended complaint. In August 2015, the court issued a decision granting in part, and denying in part, defendants' motions to dismiss. The court dismissed certain of the Funds' claims, including those alleging fraud based on offering material statements; New Jersey RICO; and express breach of contract. The court upheld certain of the Funds' claims, including those alleging fraud based on false LIBOR submissions to the British Bankers’ Association; negligent misrepresentation; unjust enrichment; and breach of the implied covenant of good faith and fair dealing. Following the August 2015 decision, granting in part defendants' motions to dismiss, in September 2015, Prudential filed the following LIBOR complaints: (i) in the Southern District of New York, captioned Prudential Investment Portfolios 2 et al. v. Barclays Bank PLC, et al. (the “New York Complaint”), naming as defendants Barclays Bank PLC, Barclays Capital Inc., Barclays PLC, Citibank, N.A., Citigroup Funding Inc., Credit Suisse AG, Credit Suisse Group AG, Credit Suisse (USA) Inc., Deutsche Bank AG, HSBC Bank plc, HSBC Holdings PLC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Royal Bank of Canada, and The Royal Bank of Scotland PLC. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The New York complaint reasserts the causes of action brought in the original LIBOR action; and (ii) in the Western district of North Carolina, captioned Prudential Investment Portfolios 2 et al. v. Bank of America Corporation et al. (the “North Carolina Complaint”), naming as defendants Bank of America Corporation and Bank of America, N.A. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The North Carolina Complaint reasserts the causes of action brought in the original LIBOR action. Both the New York Complaint and the North Carolina Complaint have been transferred for pre-trial purposes to the LIBOR multi-district litigation presided over by Judge Buchwald in the U.S. District Court for the Southern District of New York. In May 2016, the Second Circuit Court of Appeals vacated the district court’s dismissal of the LIBOR plaintiffs’ antitrust claims and remanded to the district court the question of whether plaintiffs possess standing as “efficient enforcers” of applicable antitrust laws. In July 2016, defendants filed a joint motion to dismiss all antitrust claims based on lack of standing and lack of personal jurisdiction. In December 2016, the motion was granted in part and denied in part. In January 2017, the United States Supreme Court denied defendants’ petition for certiorari. In February 2017, the court clarified its December 2016 order, holding that antitrust claims only exist against panel banks, not their affiliates. This clarification resulted in the Funds’ New Jersey antitrust claims being dismissed for lack of personal jurisdiction. The Funds antitrust claims in the New York and North Carolina actions remain pending. In July 2017, the Funds obtained an entry of judgment on the New Jersey antitrust claims dismissed on personal jurisdiction grounds. In July 2017, the Funds filed with the Second Circuit Court an appeal from the dismissal of their New Jersey anti-trust claims. In June 2019, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Citigroup Inc., Citibank, N.A., Citigroup Funding Inc., and Citigroup Global Markets Inc. In December 2019, the court issued two orders approving stipulations dismissing with

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

prejudice Prudential’s claims against HSBC Holdings PLC, HSBC Bank PLC, HSBC Finance Corp., HSBC Securities (USA) Inc., and HSBC USA Inc.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

24.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31

	(in millions, except per share amounts)
2019
Total revenues	$15,091	$15,388	$15,105	$19,223
Total benefits and expenses	13,951	14,512	13,380	17,879
Net income (loss)	937	738	1,425	1,138
Less: Income attributable to noncontrolling interests	5	30	7	10
Net income (loss) attributable to Prudential Financial, Inc.	$932	$708	$1,418	$1,128

Basic earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$2.25	$1.73	$3.47	$2.78
Diluted earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$2.22	$1.71	$3.44	$2.76

2018
Total revenues	$13,757	$14,655	$16,148	$18,432
Total benefits and expenses	12,064	14,405	14,310	17,379
Net income (loss)	1,364	200	1,675	849
Less: Income attributable to noncontrolling interests	1	3	3	7
Net income (loss) attributable to Prudential Financial, Inc.	$1,363	$197	$1,672	$842

Basic earnings per share—Common Stock(1)(2):
Net income (loss) attributable to Prudential Financial, Inc.	$3.19	$0.46	$3.97	$2.01
Diluted earnings per share—Common Stock(1)(2):
Net income (loss) attributable to Prudential Financial, Inc.	$3.14	$0.46	$3.90	$1.99

  __________

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

(2)
Basic and Diluted earnings per share of Common Stock for the second quarter of 2018 reflected a net charge in the Long-Term Care business as a result of the Company’s annual reviews and update of assumptions and other refinements.

25.	SUBSEQUENT EVENTS

Common Stock Dividend Declaration

On February 4, 2020, Prudential Financial’s Board of Directors declared a cash dividend of $1.10 per share of Common Stock, payable on March 12, 2020 to shareholders of record as of February 18, 2020.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2019 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

In February 2020, the Company entered into a restrictive covenants agreement with Mark B. Grier, its former Vice Chairman, whereby, in consideration of a payment of $5,335,000, Mr. Grier agreed that until February 14, 2021 he would be bound by the same restrictive covenants, including a covenant not to compete, that apply generally under the terms of our long-term incentive awards. The amount paid for these commitments was determined based on the grant date value of the long-term incentive award Mr. Grier would have been eligible to receive in February 2020 had he continued in employment through that date, pro-rated based on his actual period of employment during 2019. The period during which the restrictive covenants apply under this agreement closely mirrors the one-year post-employment period that would have applied had Mr. Grier retired following receipt of a 2020 long-term incentive grant. If Mr. Grier materially breaches his commitments under this agreement, he will both (i) have to repay all but a de minimis portion of the consideration payable to him under this agreement and (ii) be required to forfeit all then outstanding long-term incentive awards granted to him during his employment with Prudential and to disgorge any profits he realized from any such long-term incentive awards within six months prior to the date he entered into this agreement or may realize at any time thereafter, on the same basis that would be applicable upon a breach of the comparable restrictive covenants applicable under the terms of a 2020 long-term incentive award.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item pertaining to executive officers of Prudential Financial appears in “Business—Information About our Executive Officers.”

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2020, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2019 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2019, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to Prudential Financial’s Common Stock. For additional information about our equity compensation plans, see Note 21 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	13,524,738	(1)	$68.32	(2)	14,183,145
Equity compensation plans approved by security holders—Director Plan	134,799				0
Equity compensation plans approved by security holders—PSPP(3)	0				11,006,777
Total equity compensation plans approved by security holders	13,659,537				25,189,922
Equity compensation plans not approved by security holders	0				0
Grand Total	13,659,537				25,189,922
__________

(1)
Represents 5,158,189 outstanding Options, 4,596,977 outstanding Restricted Units and 3,769,572 outstanding Performance Shares as of December 31, 2019 under our Omnibus Plan, including those granted as part of the Assurance IQ acquisition. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2019. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 125% (between 0% and 100% for the performance shares related to the Assurance IQ acquisition) of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals. Performance awards granted to senior management in 2018 include a stated goal related to diversity & inclusion that can modify the performance result by +/- 10%. The outstanding Performance Units will be settled only in cash and do not reduce the number of shares authorized under the Omnibus Plan, and so they are not reflected in this table.

(2)	Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 4.95 years.

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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2019
(in millions)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,625	$35,659	$35,659
Obligations of U.S. states and their political subdivisions	10,068	11,497	11,497
Foreign governments	98,356	119,054	119,054
Asset-backed securities	13,067	13,174	13,174
Residential mortgage-backed securities	3,044	3,201	3,201
Commercial mortgage-backed securities	14,978	15,574	15,574
Public utilities	26,170	29,064	29,064
All other corporate bonds	149,767	163,309	163,309
Redeemable preferred stock	499	564	564
Total fixed maturities, available-for-sale	$346,574	$391,096	$391,096
Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$891	$1,173	$891
Residential mortgage-backed securities	310	331	310
All other corporate bonds	732	798	732
Total fixed maturities, held-to-maturity	$1,933	$2,302	$1,933
Equity securities:
Common stocks:
Other common stocks	$4,065	$5,698	$5,698
Mutual funds	1,236	1,528	1,528
Nonredeemable preferred stocks	57	56	56
Perpetual preferred stocks	202	240	240
Total equity securities, at fair value	$5,560	$7,522	$7,522
Fixed maturities, trading	$3,917	$3,884	$3,884
Assets supporting experience-rated contractholder liabilities(2)(3)	21,597		21,597
Commercial mortgage and other loans(4)	63,559		63,559
Policy loans	12,096		12,096
Short-term investments	5,467		5,467
Other invested assets	15,606		15,606
Total investments	$476,309		$522,760
 __________

(1)	For fixed maturities available-for-sale and held-to-maturity, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.

(2)	At fair value.

(3)	See Note 3 to the Consolidated Financial Statements for the composition of the Company’s “Assets supporting experience-rated contractholder liabilities, at fair value.”

(4)	At carrying value, which is net of allowance for credit losses. Includes collateralized commercial mortgage and other loans of $62,907 million and uncollateralized loans of $652 million.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2019 and 2018
(in millions)

	2019	2018
ASSETS
Investment contracts from subsidiaries	$1	$1
Fixed maturities, available for sale, at fair value (amortized cost: 2019- $1,643; 2018- $1,354)	1,697	1,387
Equity securities, at fair value (cost: 2019- $25; 2018- $25)	25	25
Other invested assets	2,326	3,537
Total investments	4,049	4,950
Cash and cash equivalents	1,162	1,327
Due from subsidiaries	1,670	1,601
Loans receivable from subsidiaries	7,151	7,044
Investment in subsidiaries	76,101	57,934
Property, plant and equipment	471	502
Income taxes receivable	540	413
Other assets	101	98
TOTAL ASSETS	$91,245	$73,869
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$2,560	$2,117
Loans payable to subsidiaries	6,110	5,260
Short-term debt	1,204	1,115
Long-term debt	17,430	16,141
Other liabilities	826	619
Total liabilities	28,130	25,252
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 666,305,189 and 660,111,339 shares issued as of December 31, 2019 and 2018, respectively)	6	6
Additional paid-in capital	25,532	24,828
Common Stock held in treasury, at cost (267,472,781 and 249,398,887 shares as of December 31, 2019 and 2018, respectively)	(19,453)	(17,593)
Accumulated other comprehensive income (loss)	24,039	10,906
Retained earnings	32,991	30,470
Total equity	63,115	48,617
TOTAL LIABILITIES AND EQUITY	$91,245	$73,869

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017
REVENUES
Net investment income	$203	$168	$92
Realized investment gains (losses), net	(250)	106	(73)
Affiliated interest revenue	362	374	379
Other income (loss)	21	(7)	(79)
Total revenues	336	641	319
EXPENSES
General and administrative expenses	92	126	126
Interest expense	1,161	1,087	1,057
Total expenses	1,253	1,213	1,183
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(917)	(572)	(864)
Total income tax expense (benefit)	(223)	(130)	(397)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(694)	(442)	(467)
Equity in earnings of subsidiaries	4,880	4,516	8,330
NET INCOME (LOSS)	$4,186	$4,074	$7,863
Other Comprehensive Income (loss)	13,126	(6,974)	2,453
TOTAL COMPREHENSIVE INCOME (LOSS)	$17,312	$(2,900)	$10,316

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017(in millions)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,186	$4,074	$7,863
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(4,880)	(4,516)	(8,330)
Realized investment (gains) losses, net	250	(106)	73
Dividends received from subsidiaries	2,269	2,975	1,975
Property, plant and equipment	0	(4)	(1)
Change in:
Due to/from subsidiaries, net	669	(1)	213
Other, operating(1)	(229)	115	(149)
Cash flows from (used in) operating activities(1)	2,265	2,537	1,644
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	371	234	740
Short-term investments	21,700	18,708	15,973
Payments for the purchase of:
Equity securities, at fair value	0	(25)	0
Fixed maturities, available for sale	(660)	(370)	(865)
Short-term investments	(20,486)	(19,914)	(15,087)
Capital contributions to subsidiaries	(593)	(874)	(1,135)
Returns of capital contributions from subsidiaries	1,013	1,083	1,150
Acquisition of Assurance IQ	(1,758)	0	0
Loans to subsidiaries, net of maturities	(108)	803	(1,127)
Other, investing	0	0	61
Cash flows from (used in) investing activities	(521)	(355)	(290)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,641)	(1,521)	(1,296)
Common Stock acquired	(2,500)	(1,500)	(1,250)
Common Stock reissued for exercise of stock options	133	132	246
Proceeds from the issuance of debt (maturities longer than 90 days)	2,465	2,531	742
Repayments of debt (maturities longer than 90 days)	(1,114)	(1,443)	(480)
Repayments of loans from subsidiaries	(7)	(728)	(310)
Proceeds from loans payable to subsidiaries	818	99	1,627
Net change in financing arrangements (maturities of 90 days or less)	9	(36)	(16)
Other, financing(1)	(72)	(66)	(68)
Cash flows from (used in) financing activities(1)	(1,909)	(2,532)	(805)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(165)	(350)	549
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,327	1,677	1,128
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,162	$1,327	$1,677

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,084	$1,014	$1,019
Cash paid (refunds received) during the period for taxes	$(103)	$(231)	$(213)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(596)	$(22)	$(17)
Non-cash dividends/returns of capital from subsidiaries	$1	$101	$0
Treasury Stock shares issued for stock-based compensation programs	$197	$138	$104

Acquisitions:
Assets Acquired	$2,428
Liabilities assumed	216
Treasury Stock shares issued	454
Net cash paid on acquisition	$1,758

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

In October 2019, the Company completed the acquisition of Assurance IQ, Inc. (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs, for approximately $1,758 million in cash, net of transaction expenses, and restricted Prudential Financial Common Stock and equity awards with a market value of approximately $454 million as of the closing date. Assurance IQ is reported as a wholly owned subsidiary of Prudential.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2019 and 2018 consisted primarily of highly liquid debt investments and intercompany enterprise liquidity account funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2019	2018
			($ in millions)
Short-term debt:
Commercial paper(2)			$25	$15
Current portion of long-term debt			1,179	1,100
Total short-term debt			$1,204	$1,115
Long-term debt:
Fixed rate senior notes	2021-2051	1.35%-6.63%	$9,912	$8,601
Floating rate senior notes			0	29
Junior subordinated notes	2042-2058	4.50%-5.88%	7,518	7,511
Total long-term debt			$17,430	$16,141
 __________

(1)	Ranges of interest rates are for the year ended December 31, 2019.

(2)	The weighted average interest rate on outstanding commercial paper was 1.71% and 2.45% at December 31, 2019 and 2018, respectively.

Long-term Debt

In order to manage exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments is not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was $0 million, $0 million, and $1 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2019:

	Calendar Year
	2021	2022	2023	2024	2025 and thereafter	Total
	(in millions)
Long-term debt	$400	$0	$0	$700	$16,330	$17,430

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following subsidiaries:

	2019	2018	2017
	(in millions)
Prudential Annuities Holding Company	$163	$175	$145
International Insurance and Investments Holding Companies	1,065	2,270	546
The Prudential Insurance Company of America	600	0	1,000
PGIM Holding Company	462	578	467
Prudential Annuities Life Assurance Corporation	978	1,025	950
Other Holding Companies	14	10	16
Total	$3,282	$4,058	$3,124

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2019, there was $524 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on intercompany loans between affiliates. As of December 31, 2019, Prudential Financial had issued guarantees of outstanding loans totaling $3.8 billion between international insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct Prudential’s new home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its ongoing operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2019, Prudential Financial has no accrued liabilities associated with other financial guarantees and indemnity arrangements.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2019
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$200	$0	$6	$2,520
U.S Businesses:
U.S. Workplace Solutions division:
Retirement	144	67,783	0	49,047	9,490	4,721	13,251	29	1,160
Group Insurance	156	4,865	242	8,587	5,024	623	4,544	7	915
Total U.S. Workplace Solutions division	300	72,648	242	57,634	14,514	5,344	17,795	36	2,075
U.S. Individual Solutions division:
Individual Annuities	4,973	15,151	0	9,529	2,748	854	680	321	1,869
Individual Life	5,836	17,417	0	28,146	3,083	2,268	3,678	699	2,080
Total U.S. Individual Solutions division	10,809	32,568	0	37,675	5,831	3,122	4,358	1,020	3,949
Assurance IQ division:
Assurance IQ	0	0	0	0	0	0	0	0	151
Total Assurance IQ division	0	0	0	0	0	0	0	0	151
Total U.S. Businesses	11,109	105,216	242	95,309	20,345	8,466	22,153	1,056	6,175
International Businesses	8,949	131,901	86	51,941	17,228	5,530	15,784	1,272	3,096
Corporate and Other	(381)	8,468	0	9	400	1,066	814	(31)	1,272
Total PFI excluding Closed Block division	19,677	245,585	328	147,259	37,973	15,262	38,751	2,303	13,063
Closed Block division	235	47,614	0	11,839	2,207	2,323	5,223	29	353
Total	$19,912	$293,199	$328	$159,098	$40,180	$17,585	$43,974	$2,332	$13,416

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2018
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$73	$0	$8	$2,298
U.S Businesses:
U.S. Workplace Solutions division:
Retirement	153	64,750	0	47,766	11,582	4,394	14,209	39	1,100
Group Insurance	158	4,691	236	9,089	4,994	604	4,523	5	927
Total U.S. Workplace Solutions division	311	69,441	236	56,855	16,576	4,998	18,732	44	2,027
U.S. Individual Solutions division:
Individual Annuities	4,984	11,057	0	8,886	2,792	683	734	658	1,824
Individual Life	6,103	14,320	0	27,792	2,985	2,040	3,229	353	1,907
Total U.S. Individual Solutions division	11,087	25,377	0	36,678	5,777	2,723	3,963	1,011	3,731
Total U.S. Businesses	11,398	94,818	236	93,533	22,353	7,721	22,695	1,055	5,758
International Businesses	8,715	122,810	84	51,003	16,700	5,219	14,704	1,220	2,760
Corporate and Other	(319)	7,616	0	889	427	875	2,197	(45)	769
Total PFI excluding Closed Block division	19,794	225,244	320	145,425	39,480	13,888	39,596	2,238	11,585
Closed Block division	264	48,282	0	9,023	2,301	2,288	4,340	35	364
Total	$20,058	$273,526	$320	$154,448	$41,781	$16,176	$43,936	$2,273	$11,949

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2017
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$170	$0	$11	$2,239
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	146	59,330	0	49,269	8,517	4,536	11,576	16	1,031
Group Insurance	162	4,688	228	8,983	4,748	630	4,347	14	857
Total U.S. Workplace Solutions division	308	64,018	228	58,252	13,265	5,166	15,923	30	1,888
U.S. Individual Solutions division:
Individual Annuities	5,130	10,797	0	8,551	2,805	727	368	0	1,791
Individual Life	5,405	13,649	0	25,884	2,277	1,933	2,774	382	1,888
Total U.S. Individual Solutions division	10,535	24,446	0	34,435	5,082	2,660	3,142	382	3,679
Total U.S. Businesses	10,843	88,464	228	92,687	18,347	7,826	19,065	412	5,567
International Businesses	8,214	114,437	78	50,483	16,190	5,005	14,604	1,138	2,838
Corporate and Other	(364)	5,240	0	9	331	781	679	(18)	886
Total PFI excluding Closed Block division	18,693	208,141	306	143,179	34,868	13,782	34,348	1,543	11,530
Closed Block division	299	48,870	0	11,421	2,526	2,653	5,359	37	385
Total	$18,992	$257,011	$306	$154,600	$37,394	$16,435	$39,707	$1,580	$11,915

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
As of and For the Years Ended December 31, 2019, 2018 and 2017
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2019
Life Insurance Face Amount In Force	$4,123,019	$862,460	$188,576	$3,449,135	5.5%
Premiums:
Life Insurance	$30,333	$1,990	$3,022	$31,365	9.6%
Accident and Health Insurance	2,927	90	0	2,837	0.0
Total Premiums	$33,260	$2,080	$3,022	$34,202	8.8%
2018
Life Insurance Face Amount In Force(1)	$3,985,589	$791,354	$197,343	$3,391,578	5.8%
Premiums:
Life Insurance	$32,248	$1,792	$2,574	$33,030	7.8%
Accident and Health Insurance	2,800	51	0	2,749	0.0
Total Premiums	$35,048	$1,843	$2,574	$35,779	7.2%
2017
Life Insurance Face Amount In Force	$3,733,997	$767,499	$207,083	$3,173,581	6.5%
Premiums:
Life Insurance	$29,035	$1,761	$2,105	$29,379	7.2%
Accident and Health Insurance	2,762	50	0	2,712	0.0
Total Premiums	$31,797	$1,811	$2,105	$32,091	6.6%
 __________

(1)	Amounts for 2018 have been revised to correct previously reported amounts.

ITEM 16.	FORM 10-K SUMMARY

None.

GLOSSARY

Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	POB	Prudential of Brazil
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PB&T	Prudential Bank & Trust, FSB	Pruco Re	Pruco Reinsurance, Ltd.
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PGIM	The Global Investment Management Businesses of Prudential Financial, Inc.	Prudential Funding	Prudential Funding, LLC
PHJ	Prudential Holdings of Japan, Inc.	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company Ltd.
PLNJ	Pruco Life Insurance Company of New Jersey	Registrant	Prudential Financial, Inc.
POA	Prudential of Argentina

Defined Terms

AIG	American International Group	FSS	Financial Supervisory Service of Korea
Allstate	The Allstate Corporation	GDPR	The European Union’s General Data Protection Regulation
AFP Habitat	Administradora de Fondos de Pensiones Habitat S.A.	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
AFP Colfondos	Administradora de Fondos de Pensiones Colfondos S.A.	Hartford Financial	Hartford Financial Services Group, Inc.
A.M. Best	A.M. Best Company	Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial
Assurance	Assurance IQ	Holistic Framework	Holistic Framework for Systemic Risk in the Insurance Sector
Board	Prudential Financial's Board of Directors	ICS	The IAIS’s Risk-based Global Insurance Capital Standard
CIO Organization	Chief Investment Officer Organization	Moody's	Moody's Investor Service, Inc.
Closed Block	Certain in-force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
ComFrame	The common framework for the supervision of Internationally Active Insurance Groups	S&P	Standard & Poor's Rating Services
Council	Financial Stability Oversight Council	SAB 118	Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act
Designated Financial Companies	Non-bank financial companies that are subject to stricter standards and supervision	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Exchange Act	The Securities Exchange Act of 1934	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Fitch	Fitch Ratings Inc.	U.S. GAAP	Accounting principles generally accepted in the United States of America
FRB	Board of Governors of the Federal Reserve System

Acronyms

ABA	Activities-Based Approach	IAIS	International Association of Insurance Supervisors
AG 43	Actuarial Guideline No. 43	IASB	International Accounting Standards Board
ALM	Asset Liability Management	ICS	Global Insurance Capital Standards
AOCI	Accumulated Other Comprehensive Income	IFRS	International Financial Reporting Standards
ASU	Accounting Standards Updates	IRAs	Individual Retirement Accounts
BEAT	Base Erosion and Anti-Abuse Tax	IRS	Internal Revenue Service
BONYM	Bank of New York Mellon	LIBOR	London Inter-Bank Offered Rate
bps	Basis Points	LPP	Legacy Protection Plus
CAPM	Capital Asset Pricing Model	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CFC	Capital and Finance Committee	MVA	Market Value Adjusted Investment Options
CFTC	Commodity Futures Trading Commission	NAIC	National Association of Insurance Commissioners
CLOs	Collateralized Loan Obligations	NAV	Net Asset Value
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NFA	National Futures Association
DAC	Deferred Policy Acquisition Costs	NJDOBI	New Jersey Department of Banking and Insurance
DOL	U.S. Department of Labor	NPR	Non-Performance Risk
DRD	Dividend Received Deduction	NY DFS	New York State Department of Financial Services
DSI	Deferred Sales Inducements	OCI	Other Comprehensive Income (Loss)
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTC	Over-The-Counter
EEA	European Economic Area	OTTI	Other-Than-Temporary Impairments
ERC	Enterprise Risk Committee	PCAOB	Public Company Accounting Oversight Board
ERISA	Employee Retirement Income Security Act	PDI	Prudential Defined Income Variable Annuity
ERM	Enterprise Risk Management	PFL	Profits Followed by Losses
FANIP	Funding Agreement Notes Issuance Program	PPC	Japan Policyholders Protection Corporation
FASB	Financial Accounting Standards Board	PPI	Prudential Premier® Investment Variable Annuity
FHLBB	Federal Home Loan Bank of Boston	PSA	Pooling and Servicing Agreement
FHLBNY	Federal Home Loan Bank of New York	RAF	Risk Appetite Framework
FINRA	Financial Industry Regulatory Authority	RBC	Risk-Based Capital
FIO	Federal Insurance Office	RICO	Racketeer Influenced and Corrupt Organizations Act
FSA	Financial Services Agency	RMBS	Residential Mortgage-Backed Securities
FSB	Financial Stability Board	SEC	Securities and Exchange Commission
FSC	Financial Services Commission	SMR	Solvency Margin Ratio
GICs	Guaranteed Investment Contracts	SOFR	Secured Overnight Funding Rate
GILTI	Global Intangible Low-Taxed Income	SVO	Securities Valuation Office
GMAB	Guaranteed Minimum Accumulation Benefits	TBA	To Be Announced
GMDB	Guaranteed Minimum Death Benefits	U.K.	The United Kingdom
GMIB	Guaranteed Minimum Income Benefits	URR	Unearned Revenue Reserve
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.S.	The United States of America
GMWB	Guaranteed Minimum Withdrawal Benefits	USD	United States Dollar
G-SII	Global Systemically Important Insurer	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired
IAIG	Internationally Active Insurance Groups

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

2.2
Agreement and Plan of Merger, dated September 4, 2019, among Prudential Financial, Inc., Rain Merger Sub, LLC, Assurance IQ, Inc. and the other parties listed in the Agreement. Incorporated by reference to Exhibit 2.1 to the Registrant’s September 5, 2019 Current Report on Form 8-K.

2.3
Amendment No. 1 to the Agreement and Plan of Merger, dated October 10, 2019, among Prudential Financial, Inc., Rain Merger Sub, LLC, Assurance IQ, Inc. and the other parties listed in the Agreement. Incorporated by reference to Exhibit 2.2 to the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q.

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s November 14, 2017 Current Report on Form 8-K.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.3	Description of Common Stock.

4.4	Description of 5.75% Junior Subordinated Notes.

4.5	Description of 5.70% Junior Subordinated Notes.

4.6	Description of 5.625% Junior Subordinated Notes.

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

10.7
Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.8
First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.9
Form of Terms and Conditions relating to awards in 2010 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2010 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2010 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.10
Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.11
Revised Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.12
Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.13
Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.14
Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.15
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.16
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.17
Form of Terms and Conditions relating to awards to executive officers in 2018 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.18
Form of Terms and Conditions relating to awards to executive officers in 2019 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2019 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2019 Current Report on Form 8-K.*

10.19
Form of Terms and Conditions relating to awards to executive officers in 2020 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2020 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2020 Current Report on Form 8-K.*

10.20
Form of Consent to the addition of the Diversity and Inclusion Goal and the Diversity and Inclusion Performance Modifier to performance shares and performance units awarded to executive officers in 2018. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2018 Quarterly Report on Form 10-Q.*

10.21	Prudential Financial, Inc. 2016 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Registrants December 31, 2017 Annual Report on Form 10-K.*

10.22	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.23
Annual Incentive Payment Criteria for Executive Officers effective for awards in 2020 in respect of 2019. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2020 Current Report on Form 8-K.*

10.24
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.25
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

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

10.47	The Prudential Severance Plan (amended and restated as of October 10, 2019). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q.*

10.48	Restrictive Covenants Agreement dated February 14, 2020, between Prudential Financial, Inc., and Mark B. Grier.*

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS—XBRL	Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH—XBRL	Taxonomy Extension Schema Document.

101.CAL—XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB—XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE—XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF—XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	This exhibit is a management contract or compensatory plan or arrangement.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 14th day of February, 2020.

Prudential Financial, Inc.

By:	/S/ Kenneth Y. Tanji
Name:	Kenneth Y. Tanji
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2020:

Name	Title
/S/ CHARLES F. LOWREY	Chief Executive Officer,
Charles F. Lowrey	President and Director

/S/ KENNETH Y. TANJI	Executive Vice President and Chief Financial Officer
Kenneth Y. Tanji	(Principal Financial Officer)

/S/ ROBERT D. AXEL	Senior Vice President and
Robert D. Axel	Principal Accounting Officer

THOMAS J. BALTIMORE, JR.*	Director
Thomas J. Baltimore, Jr.

GILBERT F. CASELLAS*	Director
Gilbert F. Casellas

ROBERT M. FALZON*	Director
Robert M. Falzon

MARTINA HUND-MEJEAN*	Director
Martina Hund-Mejean

KARL J. KRAPEK*	Director
Karl J. Krapek

PETER R. LIGHTE*	Director
Peter R. Lighte

GEORGE PAZ*	Director
George Paz

SANDRA PIANALTO*	Director
Sandra Pianalto

CHRISTINE A. POON*	Director
Christine A. Poon

DOUGLAS A. SCOVANNER*	Director
Douglas A. Scovanner

MICHAEL A. TODMAN*	Director
Michael A. Todman

By:*	/S/ KENNETH Y. TANJI
Attorney-in-fact