Form 10-Q
period 2020-03-31
PRUDENTIAL FINANCIAL INC
filed 2020-05-08
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
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

As of April 30, 2020, 395 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (11) ratings downgrades; (12) market conditions that may adversely affect the sales or persistency of our products; (13) competition; (14) reputational damage; (15) the costs, effects, timing, or success of our plans to accelerate our strategy; and (16) costs associated with the acquisition of Assurance IQ, LLC and its integration into our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2020 and December 31, 2019 (in millions, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2020-$349,665; 2019-$346,574; 2020-net of $158 allowance for credit losses)(1)	$389,714	$391,096
Fixed maturities, held-to-maturity, at amortized cost (2020-net of $9 allowance for credit losses; fair value: 2020-$2,249; 2019-$2,302)(1)(2)	1,895	1,933
Fixed maturities, trading, at fair value (amortized cost: 2020-$3,931; 2019-$3,917)(1)	3,621	3,884
Assets supporting experience-rated contractholder liabilities, at fair value(1)	21,580	21,597
Equity securities, at fair value (cost: 2020-$5,695; 2019-$5,560)(1)	6,176	7,522
Commercial mortgage and other loans (net of $240 and $121 allowance for credit losses; includes $670 and $228 of loans measured at fair value under the fair value option at March 31, 2020 and December 31, 2019, respectively)(1)(2)	63,559	63,559
Policy loans	12,099	12,096
Other invested assets (2020-net of $1 allowance for credit losses; includes $7,895 and $5,646 of assets measured at fair value at March 31, 2020 and December 31, 2019, respectively)(1)(2)	18,071	15,606
Short-term investments (2020-net of $4 allowance for credit losses)	7,961	5,467
Total investments	524,676	522,760
Cash and cash equivalents(1)	31,646	16,327
Accrued investment income(1)	3,221	3,330
Deferred policy acquisition costs(2)	19,738	19,912
Value of business acquired	1,070	1,110
Other assets(1)(2)	20,694	20,832
Separate account assets	272,667	312,281
TOTAL ASSETS	$873,712	$896,552
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$310,817	$293,527
Policyholders’ account balances	155,898	152,110
Policyholders’ dividends(2)	6,396	6,988
Securities sold under agreements to repurchase	10,557	9,681
Cash collateral for loaned securities	3,396	4,213
Income taxes(2)	11,117	11,378
Short-term debt	2,539	1,933
Long-term debt	20,149	18,646
Other liabilities(1)(2)	17,853	20,802
Notes issued by consolidated variable interest entities (includes $799 and $800 measured at fair value under the fair value option at March 31, 2020 and December 31, 2019, respectively)(1)	1,251	1,274
Separate account liabilities	272,667	312,281
Total liabilities	812,640	832,833
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both March 31, 2020 and December 31, 2019)	6	6
Additional paid-in capital	25,506	25,532
Common Stock held in treasury, at cost (272,456,220 and 267,472,781 shares at March 31, 2020 and December 31, 2019, respectively)	(19,841)	(19,453)
Accumulated other comprehensive income (loss)	22,600	24,039
Retained earnings	32,176	32,991
Total Prudential Financial, Inc. equity	60,447	63,115
Noncontrolling interests	625	604
Total equity	61,072	63,719
TOTAL LIABILITIES AND EQUITY	$873,712	$896,552
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

(2)	March 31, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2020 and 2019 (in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUES
Premiums	$7,664	$7,900
Policy charges and fee income	1,489	1,471
Net investment income	4,202	4,216
Asset management and service fees	1,033	1,016
Other income (loss)	(2,591)	1,254
Realized investment gains (losses), net	1,667	(766)
Total revenues	13,464	15,091
BENEFITS AND EXPENSES
Policyholders’ benefits	9,006	8,438
Interest credited to policyholders’ account balances	392	1,345
Dividends to policyholders	(77)	577
Amortization of deferred policy acquisition costs	957	435
General and administrative expenses	3,524	3,156
Total benefits and expenses	13,802	13,951
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(338)	1,140
Total income tax expense (benefit)	(58)	232
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(280)	908
Equity in earnings of operating joint ventures, net of taxes	10	29
NET INCOME (LOSS)	(270)	937
Less: Income (loss) attributable to noncontrolling interests	1	5
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(271)	$932
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.70)	$2.25
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.70)	$2.22

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2020 and 2019 (in millions)

	Three Months Ended March 31,
	2020	2019
NET INCOME (LOSS)	$(270)	$937
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(295)	(105)
Net unrealized investment gains (losses)	(1,354)	8,289
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	72	64
Total	(1,577)	8,248
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(138)	1,944
Other comprehensive income (loss), net of taxes	(1,439)	6,304
Comprehensive income (loss)	(1,709)	7,241
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	4
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(1,710)	$7,237

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2020 and 2019 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$6	$25,532	$32,991	$(19,453)	$24,039	$63,115	$604	$63,719
Cumulative effect of adoption of accounting changes(1)			(99)			(99)		(99)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							31	31
Distributions to noncontrolling interests							(11)	(11)
Stock-based compensation programs		(26)		112		86		86
Dividends declared on Common Stock			(445)			(445)		(445)
Comprehensive income:
Net income (loss)			(271)			(271)	1	(270)
Other comprehensive income (loss), net of tax					(1,439)	(1,439)	0	(1,439)
Total comprehensive income (loss)						(1,710)	1	(1,709)
Balance, March 31, 2020	$6	$25,506	$32,176	$(19,841)	$22,600	$60,447	$625	$61,072

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$6	$24,828	$30,470	$(17,593)	$10,906	$48,617	$414	$49,031
Cumulative effect of adoption of accounting changes(2)			(21)		7	(14)		(14)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(4)	(4)
Stock-based compensation programs		(46)		131		85		85
Dividends declared on Common Stock			(415)			(415)		(415)
Comprehensive income:
Net income (loss)			932			932	5	937
Other comprehensive income (loss), net of tax					6,305	6,305	(1)	6,304
Total comprehensive income (loss)						7,237	4	7,241
Balance, March 31, 2019	$6	$24,782	$30,966	$(17,962)	$17,218	$55,010	$440	$55,450

__________

(1)	Includes the impact from the adoption of ASU 2016-13. See Note 2.

(2)
Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019 (in millions)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(270)	$937
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(1,667)	766
Policy charges and fee income	(701)	(601)
Interest credited to policyholders’ account balances	392	1,345
Depreciation and amortization	329	20
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	838	(454)
Change in:
Deferred policy acquisition costs	217	(326)
Future policy benefits and other insurance liabilities	2,825	2,504
Income taxes	(115)	152
Derivatives, net	15,388	(159)
Other, net	(2,470)	(1,099)
Cash flows from (used in) operating activities	14,766	3,085
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	9,997	14,063
Fixed maturities, held-to-maturity	40	14
Fixed maturities, trading	121	77
Assets supporting experience-rated contractholder liabilities	7,219	2,992
Equity securities	523	675
Commercial mortgage and other loans	1,593	1,080
Policy loans	572	576
Other invested assets	533	374
Short-term investments	8,713	8,202
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(13,379)	(17,395)
Fixed maturities, trading	(103)	(178)
Assets supporting experience-rated contractholder liabilities	(7,908)	(3,063)
Equity securities	(616)	(737)
Commercial mortgage and other loans	(1,632)	(2,354)
Policy loans	(505)	(473)
Other invested assets	(905)	(559)
Short-term investments	(11,131)	(8,837)
Derivatives, net	1,106	341
Other, net	(18)	(97)
Cash flows from (used in) investing activities	(5,780)	(5,299)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	14,444	7,417
Policyholders’ account withdrawals	(9,354)	(6,823)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	59	88
Cash dividends paid on Common Stock	(448)	(420)
Net change in financing arrangements (maturities 90 days or less)	630	85
Common Stock acquired	(485)	(484)
Common Stock reissued for exercise of stock options	45	36
Proceeds from the issuance of debt (maturities longer than 90 days)	1,550	1,120
Repayments of debt (maturities longer than 90 days)	(1)	(55)
Proceeds from notes issued by consolidated VIEs	0	910
Repayments of notes issued by consolidated VIEs	(16)	(638)
Other, net	(65)	330
Cash flows from (used in) financing activities	6,359	1,566
Effect of foreign exchange rate changes on cash balances	(22)	(2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	15,323	(650)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	16,474	15,495
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$31,797	$14,845
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$140	$165
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$31,646	$14,699
Restricted cash and restricted cash equivalents (included in “Other assets”)	151	146
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$31,797	$14,845

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

The Company’s principal operations are comprised of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance businesses, the U.S. Individual Solutions division consists of the Individual Annuities and Individual Life businesses, and the Assurance IQ division consists of the Assurance IQ business. In October 2019, the Company completed the acquisition of Assurance IQ, LLC (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division.

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. See Note 4 for additional information on the Company’s consolidated variable interest entities. Intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization; policyholders’ account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and fixed annuity products; value of business acquired (“VOBA”) and its amortization; amortization of deferred sales inducements (“DSI”); measurement of goodwill and any related impairment; valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

During the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.); and iii) goodwill: the macroeconomic environment may also result in the need to recognize an impairment of goodwill which could negatively impact our results of operations and financial condition. We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Adoption of ASU 2016-13

The Company adopted ASU 2016-13, and related ASUs, effective January 1, 2020 using the modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. The modified retrospective method results in a cumulative effect adjustment to opening retained earnings. The Company adopted the guidance related to fixed maturities, available-for-sale on a prospective basis.

This ASU requires the use of a new current expected credit loss (“CECL”) model to account for expected credit losses on certain financial assets reported at amortized cost (e.g., loans held for investment, fixed maturities held-to-maturity, reinsurance receivables, etc.) and certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans and certain loan commitments). The guidance requires an entity to estimate lifetime credit losses related to such financial assets and credit exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of the reported amounts. The standard also modifies the other-than-temporary-impairment (“OTTI”) guidance for fixed maturities, available-for-sale requiring the use of an allowance rather than a direct write-down of the investment.

The impacts of this ASU on the Company’s Consolidated Financial Statements primarily include (1) A Cumulative Effect Adjustment Upon Adoption; (2) Changes to the Presentation of the Consolidated Statements of Financial Position and Consolidated Statements of Operations; and (3) Changes to Accounting Policies. Each of these impacts is described below. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(1) Cumulative Effect Adjustment Upon Adoption

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Summary of Transition Impact on the Consolidated Statements of Financial Position
Upon Adoption on January 1, 2020
Increase/(Decrease)
(in millions)
Fixed maturities, held-to-maturity	$(9)
Commercial mortgage and other loans	(115)
Other invested assets	(1)
Deferred policy acquisition costs	9
Other assets	(6)
Total assets	$(122)

Policyholders' dividends	$(14)
Other liabilities	21
Income taxes	(30)
Total liabilities	(23)

Retained earnings	(99)
Total equity	(99)
Total liabilities and equity	$(122)

The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

(2) Changes to the Presentation of the Consolidated Statements of Financial Position and Consolidated Statements of Operations

The allowance for credit losses is presented parenthetically on relevant line items in the Consolidated Statements of Financial Position. In the Consolidated Statements of Operations, realized investment gains (losses), net are presented on one line item and will no longer reflect the breakout of OTTI on fixed maturity securities; OTTI on fixed maturity securities transferred to other comprehensive income (“OCI”); and other realized investment gains (losses), net. The presentation of this detail in prior periods is immaterial.

(3) Changes to Accounting Policies

This section has been updated to include the changes in our accounting policies resulting from the adoption of ASU 2016-13.

Fixed maturities, available-for-sale

Fixed maturities, available-for-sale (“AFS debt securities”) are reported at fair value in the Statements of Financial Position. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions relating to the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of impairments recognized in earnings and OCI. For mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is impaired. For impaired mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively only if subsequent favorable or adverse changes in expected cash flows are not reflected in the allowance for credit losses. Prior to the adoption of this standard, the effective yield was adjusted prospectively regardless of whether the investment was impaired or not.

AFS debt securities with unrealized losses are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. In evaluating whether the amortized cost basis is recoverable, the Company considers several factors including, but not limited to the extent of the decline and the reasons for the decline in value (credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

When an AFS debt security is in an unrealized loss position and (1) the Company has the intent to sell the AFS debt security, or (2) it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, or (3) the Company has deemed the AFS debt security to be uncollectable, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The impairment is reported in “Realized investment gains (losses), net.” The new cost basis is not adjusted for subsequent increases in estimated fair value.

For an AFS debt security in an unrealized loss position that does not meet these conditions, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows (the “net present value”) with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security prior to impairment. The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in “Other comprehensive income (loss).” Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, any impairments on AFS debt securities were reported as an adjustment to the amortized cost basis of the security. Subsequent to the impairment, the AFS debt security was treated as if it were newly acquired at the date of impairment, and any increases in cash flows expected to be collected were accreted into net investment income over the life of the investment.

Fixed maturities, held-to-maturity

Fixed maturities, held-to-maturity are reported in the Statements of Financial Position at amortized cost net of the CECL allowance. The CECL allowance is generally determined based on probability of default and loss given default assumptions according to sector, credit quality and remaining time to maturity. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, fixed maturities, held-to-maturity deemed to be OTTI were written down to the net present value of expected cash flows. Any difference between the fair value and the net present value of the debt security at the impairment measurement date was recorded in “Other comprehensive income (loss).”

Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated timing and amount of cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of impairment recognized in earnings and OCI. For mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is impaired or purchased with credit deterioration. For impaired mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively only if subsequent favorable or adverse changes in expected cash flows are not reflected in the allowance for credit losses.

Prior to the adoption of this standard, the effective yield was adjusted prospectively regardless of whether the investment was impaired or not.

Commercial mortgage and other loans

Commercial mortgage and other loans are reported in the Statements of Financial Position at amortized cost net of the CECL allowance. Additionally, certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance.

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, and other collateralized and uncollateralized loans.

For commercial mortgage and agricultural mortgage loans (and related unfunded commitments where the Company cannot unconditionally cancel the commitment), the allowance is calculated using an internally developed CECL model.

Key inputs to the CECL model include unpaid principal balances, internal credit ratings, annual expected loss factors, average lives of the loans adjusted for prepayment considerations, current and historical interest rate assumptions, and other factors influencing the Company’s view of the current stage of the economic cycle and future economic conditions. Subjective considerations include a review of whether historical loss experience is representative of current market conditions and the Company’s view of the credit cycle. Model assumptions and factors are reviewed and updated as appropriate. Information about certain key inputs is detailed below.

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt-service-coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt-service-coverage ratios less than 1.0 times indicate that a property’s operations do not generate enough income to cover the loan’s current debt payments. A debt-service-coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage and agricultural mortgage loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a credit re-rating process, whereby the internal credit rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary credit quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt-service-coverage ratios related to the Company’s commercial mortgage and agricultural mortgage loan portfolios. Generally, every loan is re-rated at least annually.

Annual expected loss rates are based on historical default and loss experience factors. Using average lives, the annual expected loss rates are converted into life-of-loan loss expectations.

When individual loans no longer have the credit risk characteristics of the commercial or agricultural mortgage loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The CECL allowance on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. The change in allowance is reported in “Realized investment gains (losses), net.” As it relates to unfunded commitments that are in scope of this guidance, the CECL allowance is reported in “Other liabilities,” and the change in the allowance is reported in “Realized investment gains (losses), net.”

When a commercial mortgage or other loan is deemed to be uncollectible, any allowance is reversed and a direct write-down of the carrying amount of the loan is recorded through “Realized investment gains (losses), net.” The carrying amount of the loan is not adjusted for subsequent recoveries in value.

The CECL allowance for other collateralized and uncollateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, the impairments on commercial mortgage and other loans were collectively reviewed at a portfolio level for impairment based on probable incurred but not specifically identified losses with any such losses reflected in an allowance for credit losses. When a loan was individually identified to be impaired, the loan was individually evaluated for an allowance. Changes in these allowances were reported in “Realized investment gains (losses), net.” Additionally, an allowance for credit losses was not required on unfunded loan commitments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As further described in Note 14, the Company’s PGIM business provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities (“GSEs”). The Company has agreed to indemnify the GSEs for a portion of the credit risk associated with certain of the mortgages it services. Management has established a CECL allowance that factors in historical loss information, current conditions and reasonable and supportable forecasts. The allowance also considers the remaining lives of the loans subject to the indemnification. The CECL allowance is included in “Other liabilities” and changes in the CECL allowance are reported in “Realized investment gains (losses), net.” Prior to the adoption of this standard, a credit loss allowance was not required.

Reinsurance

Reinsurance recoverables are reported on the Statements of Financial Position in “Other Assets” net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. Additions to or releases of the allowance are reported in “Policyholders’ benefits.”

Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner.

Trade Receivables

Trade receivables related to Assurance IQ, are reported in the Statements of Financial Position in “Other assets” net of the CECL allowance. The CECL allowance considers the credit quality of the counterparties and is generally determined based on probability of default and loss given default assumptions. Additions to or releases of the allowance are reported in “General and administrative expenses.” Prior to the adoption of this standard, the reserve was limited to an allowance for doubtful accounts.

Other ASUs adopted during the three months ended March 31, 2020

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
		January 1, 2020 using the prospective method.	The adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This ASU provides optional relief for certain contracts impacted by reference rate reform. The standard permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU also temporarily (until December 31, 2022) allows hedge relationships to continue without de-designation upon changes due to reference rate reform.
March 12, 2020 to December 31, 2022 using the prospective method.
This ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

The Company made the election under ASU 2020-04 for all applicable contracts as they converted from the current reference rate to the new reference rate.

ASU issued but not yet adopted as of March 31, 2020 — ASU 2018-12

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in “Accumulated other comprehensive income”(“AOCI”) or (2) a full retrospective transition method.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$32,021	$11,622	$0	$0	$43,643
Obligations of U.S. states and their political subdivisions	10,111	1,399	21	0	11,489
Foreign government bonds	97,589	19,645	113	38	117,083
U.S. public corporate securities	89,101	9,465	2,588	56	95,922
U.S. private corporate securities(1)	34,765	1,489	772	37	35,445
Foreign public corporate securities	26,308	2,395	701	26	27,976
Foreign private corporate securities	27,765	359	2,313	0	25,811
Asset-backed securities(2)	13,859	98	577	0	13,380
Commercial mortgage-backed securities	14,951	653	31	1	15,572
Residential mortgage-backed securities(3)	3,195	207	9	0	3,393
Total fixed maturities, available-for-sale(1)	$349,665	$47,332	$7,125	$158	$389,714

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$896	$262	$0	$1,158	$0	$896
Foreign public corporate securities	624	58	0	682	9	615
Foreign private corporate securities	83	2	0	85	0	83
Residential mortgage-backed securities(3)	301	23	0	324	0	301
Total fixed maturities, held-to-maturity(4)	$1,904	$345	$0	$2,249	$9	$1,895
__________

(1)	Excludes notes with amortized cost of $5,616 million (fair value, $5,616 million), which have been offset with the associated debt under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, home equity loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)	Excludes notes with amortized cost of $4,998 million (fair value, $5,001 million), which have been offset with the associated debt under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,625	$5,195	$161	$35,659	$0
Obligations of U.S. states and their political subdivisions	10,068	1,437	8	11,497	0
Foreign government bonds	98,356	20,761	63	119,054	(34)
U.S. public corporate securities	87,566	11,030	257	98,339	(6)
U.S. private corporate securities(1)	34,410	2,243	120	36,533	0
Foreign public corporate securities	26,841	3,054	70	29,825	(1)
Foreign private corporate securities	27,619	1,201	580	28,240	0
Asset-backed securities(2)	13,067	147	40	13,174	(77)
Commercial mortgage-backed securities	14,978	610	14	15,574	0
Residential mortgage-backed securities(3)	3,044	159	2	3,201	(1)
Total fixed maturities, available-for-sale(1)	$346,574	$45,837	$1,315	$391,096	$(119)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$891	$282	$0	$1,173
Foreign public corporate securities	649	64	0	713
Foreign private corporate securities	83	2	0	85
Residential mortgage-backed securities(3)	310	21	0	331
Total fixed maturities, held-to-maturity(5)	$1,933	$369	$0	$2,302
__________

(1)	Excludes notes with amortized cost of $4,751 million (fair value, $4,757 million), which have been offset with the associated debt under a netting agreement.

(2)	Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	March 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$468	$3	$187	$0	$655	$3
Obligations of U.S. states and their political subdivisions	520	21	0	0	520	21
Foreign government bonds	3,869	105	56	7	3,925	112
U.S. public corporate securities	21,011	2,127	1,256	415	22,267	2,542
U.S. private corporate securities	12,201	650	1,002	122	13,203	772
Foreign public corporate securities	7,756	562	356	105	8,112	667
Foreign private corporate securities	14,218	1,236	4,829	1,078	19,047	2,314
Asset-backed securities	8,565	393	2,952	184	11,517	577
Commercial mortgage-backed securities	1,654	28	79	3	1,733	31
Residential mortgage-backed securities	165	9	2	0	167	9
Total fixed maturities, available-for-sale	$70,427	$5,134	$10,719	$1,914	$81,146	$7,048

The following table sets forth the fair value and gross unrealized losses on fixed maturity securities aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

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

As of March 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $4,955 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2,093 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2020, the $1,914 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, consumer non-cyclical and capital goods sectors.

As of December 31, 2019, the gross unrealized losses on fixed maturity securities were composed of $973 million related to “1” highest quality or “2” high quality securities based on the NAIC or equivalent rating and $342 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2019, the $878 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, consumer non-cyclical and finance sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following tables set forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$20,145	$20,478	$0	$0
Due after one year through five years	50,674	51,885	114	116
Due after five years through ten years	65,012	69,429	588	654
Due after ten years(1)	181,829	215,577	892	1,155
Asset-backed securities	13,859	13,380	0	0
Commercial mortgage-backed securities	14,951	15,572	0	0
Residential mortgage-backed securities	3,195	3,393	301	324
Total	$349,665	$389,714	$1,895	$2,249
__________

(1)
Excludes available-for-sale notes with amortized cost of $5,616 million (fair value, $5,616 million) and held-to-maturity notes with amortized cost of $4,998 million (fair value, $5,001 million), which have been offset with the associated debt under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$5,153	$10,162
Proceeds from maturities/prepayments	4,883	4,488
Gross investment gains from sales and maturities	468	483
Gross investment losses from sales and maturities	(61)	(188)
OTTI recognized in earnings(2)	N/A	(35)
Write-downs recognized in earnings(3)	(91)	N/A
(Addition to) release of allowance for credit losses(4)	(158)	N/A
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(5)	$41	$14
Allowance for credit losses(4)	0	N/A
__________

(1)	Includes $39 million and $587 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2020 and 2019, respectively.

(2)
For the three months ended March 31, 2019, amounts exclude the portion of OTTI amounts remaining in “Other comprehensive income (loss)” (“OCI”), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	For the three months ended March 31, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.

(4)	Effective January 1, 2020, credit losses on available-for-sale and held-to-maturity fixed maturity securities are recorded within the “allowance for credit losses.”

(5)	Includes $1 million and $0 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2020 and 2019, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	March 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	38	119	0	1	0	158
Balance, end of period	$0	$38	$119	$0	$1	$0	$158

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

As of March 31, 2020, the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on public and private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of March 31, 2020.
Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2020		December 31, 2019
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,083	$1,083	$277	$277
Fixed maturities:
Corporate securities	13,102	13,110	13,143	13,603
Commercial mortgage-backed securities	1,828	1,869	1,845	1,896
Residential mortgage-backed securities(1)	1,208	1,243	1,134	1,158
Asset-backed securities(2)	1,637	1,607	1,639	1,662
Foreign government bonds	785	791	802	814
U.S. government authorities and agencies and obligations of U.S. states	343	411	341	397
Total fixed maturities(3)	18,903	19,031	18,904	19,530
Equity securities	1,485	1,466	1,465	1,790
Total assets supporting experience-rated contractholder liabilities(4)	$21,471	$21,580	$20,646	$21,597

__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)
Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value were $1,009 million and $1,060 million as of March 31, 2020 and December 31, 2019, respectively, all of which were rated AAA.

(3)	As a percentage of amortized cost, 94% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both March 31, 2020 and December 31, 2019.

(4)	As a percentage of amortized cost, 78% and 77% of the portfolio consisted of public securities as of March 31, 2020 and December 31, 2019, respectively.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $(842) million and $469 million during the three months ended March 31, 2020 and 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(1,481) million and $529 million during the three months ended March 31, 2020 and 2019, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$74,584	$89,377	$74,118	$89,546
Fixed maturities, held-to-maturity	873	1,128	869	1,143
Fixed maturities, trading	22	22	23	23
Assets supporting experience-rated contractholder liabilities	652	659	653	664
Total	$76,131	$91,186	$75,663	$91,376

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$10,488	$12,926	$10,823	$13,322
Assets supporting experience-rated contractholder liabilities	15	16	15	16
Total	$10,503	$12,942	$10,838	$13,338

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2020		December 31, 2019
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,908	20.6%	$13,462	21.4%
Retail	7,967	12.7	8,379	13.3
Apartments/Multi-Family	18,171	28.9	17,348	27.6
Industrial	13,217	21.0	13,226	21.1
Hospitality	2,401	3.8	2,415	3.9
Other	4,503	7.2	4,533	7.2
Total commercial mortgage loans	59,167	94.2	59,363	94.5
Agricultural property loans	3,665	5.8	3,472	5.5
Total commercial mortgage and agricultural property loans by property type	62,832	100.0%	62,835	100.0%
Allowance for credit losses	(233)		(117)
Total net commercial mortgage and agricultural property loans by property type	62,599		62,718
Other loans:
Uncollateralized loans	660		656
Residential property loans	115		124
Other collateralized loans	192		65
Total other loans	967		845
Allowance for credit losses	(7)		(4)
Total net other loans	960		841
Total commercial mortgage and other loans(1)	$63,559		$63,559
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of March 31, 2020 and December 31, 2019, the net carrying value of these loans was $670 million and $228 million, respectively.

As of March 31, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (7%), Asia (2%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2018	$120	$3	$0	$0	$5	$128
Addition to (release of) allowance for credit losses	(5)	0	0	0	(1)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Balance at December 31, 2019	114	3	0	0	4	121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	1	0	0	0	0	1
Other	0	0	0	3	0	3
Balance at March 31, 2020	$225	$8	$0	$3	$4	$240

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

As of March 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following table sets forth loan-to-value ratios based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in millions)
Loan-to-Value Ratio:
Commercial mortgage loans
0%-59.99%	$316	$2,748	$3,046	$3,698	$3,407	$18,365	$0	$31,580
60%-69.99%	859	4,060	3,319	2,381	2,805	4,704	0	18,128
70%-79.99%	807	3,017	2,782	1,102	573	832	0	9,113
80% or greater	0	11	0	53	61	221	0	346
Subtotal	1,982	9,836	9,147	7,234	6,846	24,122	0	59,167
Agricultural property loans
0%-59.99%	168	483	379	564	404	1,406	0	3,404
60%-69.99%	108	74	38	0	0	41	0	261
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Subtotal	276	557	417	564	404	1,447	0	3,665
Total commercial mortgage and agricultural property loans
0%-59.99%	484	3,231	3,425	4,262	3,811	19,771	0	34,984
60%-69.99%	967	4,134	3,357	2,381	2,805	4,745	0	18,389
70%-79.99%	807	3,017	2,782	1,102	573	832	0	9,113
80% or greater	0	11	0	53	61	221	0	346
Total commercial mortgage and agricultural property loans	$2,258	$10,393	$9,564	$7,798	$7,250	$25,569	$0	$62,832

See Note 2 for additional information about the Company’s commercial mortgage and other loans credit quality monitoring process.

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$59,157	$2	$8	$0	$10	$59,167	$44
Agricultural property loans	3,642	10	0	13	23	3,665	13
Residential property loans	113	1	0	1	2	115	1
Other collateralized loans	192	0	0	0	0	192	0
Uncollateralized loans	660	0	0	0	0	660	4
Total	$63,764	$13	$8	$14	$35	$63,799	$62
 __________

(1)	As of March 31, 2020, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Loans on non-accrual status recognized interest income of less than $1 million for the three months ended March 31, 2020, and $14 million of these loans did not have a related allowance for credit losses as of March 31, 2020.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of March 31, 2020.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$3,889	$3,625
Hedge funds	1,864	1,947
Real estate-related	1,404	1,372
Subtotal equity method	7,157	6,944
Fair value:
Private equity	1,769	1,705
Hedge funds	2,018	2,172
Real estate-related	344	336
Subtotal fair value	4,131	4,213
Total LPs/LLCs	11,288	11,157
Real estate held through direct ownership(1)	2,410	2,388
Derivative instruments	3,188	877
Other(2)	1,185	1,184
Total other invested assets	$18,071	$15,606
_________

(1)	As of March 31, 2020 and December 31, 2019, real estate held through direct ownership had mortgage debt of $548 million and $537 million, respectively.

(2)
Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

March 31, 2020
(in millions)
Fixed maturities	$2,642
Equity securities	24
Commercial mortgage and other loans	195
Policy loans	304
Other invested assets	37
Short-term investments and cash equivalents	19
Total accrued investment income	$3,221

There were no significant write-downs on accrued investment income for the three months ended March 31, 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Fixed maturities, available-for-sale(1)	$3,112	$3,088
Fixed maturities, held-to-maturity(1)	59	57
Fixed maturities, trading	34	34
Assets supporting experience-rated contractholder liabilities	184	185
Equity securities	28	30
Commercial mortgage and other loans	640	600
Policy loans	153	151
Other invested assets	131	205
Short-term investments and cash equivalents	87	118
Gross investment income	4,428	4,468
Less: investment expenses	(226)	(252)
Net investment income	$4,202	$4,216
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Fixed maturities(1)	$158	$260
Commercial mortgage and other loans	22	10
Investment real estate	(1)	0
LPs/LLCs	(3)	(5)
Derivatives	1,492	(1,032)
Other	(1)	1
Realized investment gains (losses), net	$1,667	$(766)
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI(1)	N/A	$243
Fixed maturity securities, available-for-sale—all other(1)	N/A	44,279
Fixed maturity securities, available-for-sale with an allowance	(118)	N/A
Fixed maturity securities, available-for-sale without an allowance	40,325	N/A
Derivatives designated as cash flow hedges(2)	3,186	832
Other investments(3)	(22)	(15)
Net unrealized gains (losses) on investments	$43,371	$45,339
__________

(1)	Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”

(2)	For additional information on cash flow hedges, see Note 5.

(3)
As of March 31, 2020, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,586	$553	$10,139	$9,431	$0	$9,431
U.S. public corporate securities	0	0	0	0	0	0
Residential mortgage-backed securities	418	0	418	250	0	250
Total securities sold under agreements to repurchase(1)	$10,004	$553	$10,557	$9,681	$0	$9,681
__________

(1)	The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$9	$0	$9
Obligations of U.S. states and their political subdivisions	69	0	69	33	0	33
Foreign government bonds	484	0	484	244	0	244
U.S. public corporate securities	2,208	0	2,208	2,996	0	2,996
Foreign public corporate securities	546	0	546	762	0	762
Commercial mortgage-backed securities	2	0	2	2	0	2
Equity securities	87	0	87	167	0	167
Total cash collateral for loaned securities(1)	$3,396	$0	$3,396	$4,213	$0	$4,213

__________

(1)	The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
Fixed maturities, available-for-sale	$99	$104	$284	$285
Fixed maturities, held-to-maturity	83	83	844	839
Fixed maturities, trading	1,121	1,112	0	0
Assets supporting experience-rated contractholder liabilities	0	0	3	4
Equity securities	39	47	0	0
Commercial mortgage and other loans	944	883	0	0
Other invested assets	2,222	2,199	161	89
Cash and cash equivalents	203	166	0	0
Accrued investment income	4	4	4	4
Other assets	426	450	618	689
Total assets of consolidated VIEs	$5,141	$5,048	$1,914	$1,910
Other liabilities	$382	$304	$35	$13
Notes issued by consolidated VIEs(2)	1,251	1,274	0	0
Total liabilities of consolidated VIEs	$1,633	$1,578	$35	$13

 __________

(1)
Total assets of consolidated VIEs reflect $2,663 million and $2,668 million as of March 31, 2020 and December 31, 2019, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)	Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2020, the maturities of these obligations were between 4 and 9 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $824 million and $1,021 million at March 31, 2020 and December 31, 2019, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $11,288 million and $11,157 million as of March 31, 2020 and December 31, 2019, respectively.

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

For detailed information on these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $3,184 million and $867 million as of March 31, 2020 and December 31, 2019, respectively, and total derivative liabilities of $904 million and $831 million as of March 31, 2020 and December 31, 2019, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,232	$1,239	$(106)	$3,257	$628	$(73)
Interest Rate Forwards	205	51	0	205	4	(1)
Foreign Currency
Foreign Currency Forwards	1,442	79	(3)	1,461	22	(57)
Currency/Interest Rate
Foreign Currency Swaps	23,188	3,795	(60)	22,746	1,467	(302)
Total Derivatives Designated as Hedge Accounting Instruments	$28,067	$5,164	$(169)	$27,669	$2,121	$(433)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$152,646	$22,455	$(11,144)	$141,162	$10,249	$(4,861)
Interest Rate Futures	18,595	42	(132)	17,095	4	(38)
Interest Rate Options	16,343	2,102	(328)	16,496	339	(238)
Interest Rate Forwards	2,821	82	0	2,218	18	(3)
Foreign Currency
Foreign Currency Forwards	27,940	458	(163)	26,604	208	(214)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,107	1,409	(397)	13,874	740	(345)
Credit
Credit Default Swaps	1,659	2	(29)	798	21	0
Equity
Equity Futures	4,804	18	(1)	1,802	0	(3)
Equity Options	28,769	428	(546)	32,657	679	(765)
Total Return Swaps	23,241	2,903	(376)	18,218	6	(636)
Other
Other(1)	1,257	0	0	1,258	0	0
Synthetic GICs	80,984	1	0	80,009	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$372,166	$29,900	$(13,116)	$352,191	$12,265	$(7,103)
Total Derivatives(2)(3)	$400,233	$35,064	$(13,285)	$379,860	$14,386	$(7,536)
__________

(1)
“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.

(2)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $28,769 million and $14,035 million as of March 31, 2020 and December 31, 2019, respectively, primarily included in “Future policy benefits.”

(3)	Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2020, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	March 31, 2020		December 31, 2019
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$371	$92	$389	$64
Commercial mortgage and other loans	$23	$2	$23	$2
Policyholders’ account balances	$(1,712)	$(430)	$(1,376)	$(107)
Future policy benefits	$(961)	$(450)	$(676)	$(172)
__________

(1)	There were no material fair value hedging adjustments for hedged assets and liabilities for which hedge accounting has been discontinued.

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

	March 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$34,905	$(31,880)	$3,025	$(2,109)	$916
Securities purchased under agreement to resell	325	0	325	(325)	0
Total assets	$35,230	$(31,880)	$3,350	$(2,434)	$916
Offsetting of Financial Liabilities:
Derivatives(1)	$13,259	$(12,381)	$878	$(9)	$869
Securities sold under agreement to repurchase	10,557	0	10,557	(10,557)	0
Total liabilities	$23,816	$(12,381)	$11,435	$(10,566)	$869

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,303	$(13,519)	$784	$(607)	$177
Securities purchased under agreement to resell	1,012	0	1,012	(1,012)	0
Total assets	$15,315	$(13,519)	$1,796	$(1,619)	$177
Offsetting of Financial Liabilities:
Derivatives(1)	$7,528	$(6,705)	$823	$(244)	$579
Securities sold under agreement to repurchase	9,681	0	9,681	(9,681)	0
Total liabilities	$17,209	$(6,705)	$10,504	$(9,925)	$579
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Cash Flow, Fair Value and Net Investment Hedges

The primary derivative instruments used by the Company in its fair value, cash flow and net investment hedge accounting relationships are interest rate swaps, currency swaps and currency forwards. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, or equity derivatives in any of its fair value, cash flow or net investment hedge accounting relationships.

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, including the offset of the hedged item in fair value hedge relationships.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(30)	$(2)	$0	$0	$324	$280	$0
Currency	2	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	(28)	(2)	0	0	324	280	0
Gains (losses) on the hedged item:
Interest Rate	30	5	0	0	(322)	(278)	0
Currency	(1)	0	0	0	0	0	0
Total gains (losses) on hedged item	29	5	0	0	(322)	(278)	0
Total gains (losses) on fair value hedges net of hedged item	1	3	0	0	2	2	0
Cash flow hedges
Interest Rate	(1)	0	0	0	0	0	52
Currency	1	0	0	0	0	0	102
Currency/Interest Rate	18	79	291	0	0	0	2,200
Total gains (losses) on cash flow hedges	18	79	291	0	0	0	2,354
Net investment hedges
Currency	0	0	0	0	0	0	13
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	13
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	9,224	0	0	0	0	0	0
Currency	333	0	(7)	0	0	0	0
Currency/Interest Rate	816	0	2	0	0	0	0
Credit	(41)	0	0	0	0	0	0
Equity	5,436	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(14,295)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	1,473	0	(5)	0	0	0	0
Total	$1,492	$82	$286	$0	$2	$2	$2,367

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(5)	$(2)	$0	$0	$68	$51	$0
Currency	(1)	0	0	0	0	0	0
Total gains (losses) on derivatives designated as hedge instruments	(6)	(2)	0	0	68	51	0
Gains (losses) on the hedged item:
Interest Rate	2	5	0	0	(66)	(46)	0
Currency	1	1	0	0	0	0	0
Total gains (losses) on hedged item	3	6	0	0	(66)	(46)	0
Total gains (losses) on fair value hedges net of hedged item	(3)	4	0	0	2	5	0
Cash flow hedges
Interest Rate	(1)	0	0	0	0	0	23
Currency	1	0	0	0	0	0	(9)
Currency/Interest Rate	(8)	68	(45)	0	0	0	(58)
Total gains (losses) on cash flow hedges	(8)	68	(45)	0	0	0	(44)
Net investment hedges
Currency	0	0	0	0	0	0	1
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	1
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,389	0	0	0	0	0	0
Currency	(39)	0	4	0	0	0	0
Currency/Interest Rate	184	0	0	0	0	0	0
Credit	69	0	0	0	0	0	0
Equity	(1,811)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(812)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,020)	0	4	0	0	0	0
Total	$(1,031)	$72	$(41)	$0	$2	$5	$(43)
_________

(1)	Net change in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2019	$832
Amount recorded in AOCI
Interest Rate	51
Currency	103
Currency/Interest Rate	2,588
Total amount recorded in AOCI	2,742
Amount reclassified from AOCI to income
Interest Rate	1
Currency	(1)
Currency/Interest Rate	(388)
Total amount reclassified from AOCI to income	(388)
Balance, March 31, 2020	$3,186

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2020 values, it is estimated that a pre-tax gain of approximately $354 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2021.

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

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $549 million and $536 million as of March 31, 2020 and December 31, 2019, respectively.

Credit Derivatives

The following table provides a summary of the notional and fair value of written credit protection. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 1 year and less than 27 years for single name and index references, respectively.

	March 31, 2020
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$48	$0	$48	$0	$4	$0	$0	$0	$0	$0	$0	$0	$100	$0
Index reference(2)	49	0	0	0	790	(8)	0	0	0	0	483	(20)	1,322	(28)
Total	$97	$0	$48	$0	$794	$(8)	$0	$0	$0	$0	$483	$(20)	$1,422	$(28)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$36	$0	$60	$1	$4	$0	$0	$0	$0	$0	$0	$0	$100	$1
Index reference(2)	50	0	0	0	570	13	0	0	0	0	72	7	692	20
Total	$86	$0	$60	$1	$574	$13	$0	$0	$0	$0	$72	$7	$792	$21
_________

(1)
The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. ("Moody's"), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.

(2)
Single name CDS may reference to the credit of corporate debt, sovereign debt, and structured finance. Index references NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2020 and December 31, 2019, the Company had $237 million and $6 million of outstanding notional amounts and reported at fair value as an asset of $1 million and $0 million, respectively.

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

As of March 31, 2020, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

 Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$43,528	$115	$	$43,643
Obligations of U.S. states and their political subdivisions	0	11,485	4		11,489
Foreign government bonds	0	117,062	21		117,083
U.S. corporate public securities	0	95,434	488		95,922
U.S. corporate private securities(2)	0	33,755	1,690		35,445
Foreign corporate public securities	0	27,915	61		27,976
Foreign corporate private securities	0	23,554	2,257		25,811
Asset-backed securities(3)	0	12,639	741		13,380
Commercial mortgage-backed securities	0	15,572	0		15,572
Residential mortgage-backed securities	0	3,186	207		3,393
Subtotal	0	384,130	5,584		389,714
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	200	0		200
Obligations of U.S. states and their political subdivisions	0	211	0		211
Foreign government bonds	0	767	24		791
Corporate securities	0	12,507	603		13,110
Asset-backed securities(3)	0	1,543	64		1,607
Commercial mortgage-backed securities	0	1,869	0		1,869
Residential mortgage-backed securities	0	1,130	113		1,243
Equity securities	1,233	233	0		1,466
All other(4)	0	886	7		893
Subtotal	1,233	19,346	811		21,390
Fixed maturities, trading	0	3,372	249		3,621
Equity securities	4,571	874	594		6,039
Commercial mortgage and other loans	0	670	0		670
Other invested assets(5)	133	34,930	581	(31,880)	3,764
Short-term investments	2,096	3,963	53		6,112
Cash equivalents	1,442	19,729	1		21,172
Other assets	0	0	382		382
Separate account assets(6)(7)	39,056	208,460	1,528		249,044
Total assets	$48,531	$675,474	$9,783	$(31,880)	$701,908
Future policy benefits(8)	$0	$0	$27,935	$	$27,935
Policyholders’ account balances	0	0	1,206		1,206
Other liabilities	135	13,149	47	(12,381)	950
Notes issued by consolidated VIEs	0	0	799		799
Total liabilities	$135	$13,149	$29,987	$(12,381)	$30,890

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$35,554	$105	$	$35,659
Obligations of U.S. states and their political subdivisions	0	11,493	4		11,497
Foreign government bonds	0	119,032	22		119,054
U.S. corporate public securities	0	97,959	380		98,339
U.S. corporate private securities(2)	0	34,749	1,784		36,533
Foreign corporate public securities	0	29,756	69		29,825
Foreign corporate private securities	0	27,237	1,003		28,240
Asset-backed securities(3)	0	12,238	936		13,174
Commercial mortgage-backed securities	0	15,574	0		15,574
Residential mortgage-backed securities	0	3,189	12		3,201
Subtotal	0	386,781	4,315		391,096
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	185	0		185
Obligations of U.S. states and their political subdivisions	0	212	0		212
Foreign government bonds	0	790	24		814
Corporate securities	0	12,966	637		13,603
Asset-backed securities(3)	0	1,593	69		1,662
Commercial mortgage-backed securities	0	1,896	0		1,896
Residential mortgage-backed securities	0	1,158	0		1,158
Equity securities	1,505	285	0		1,790
All other(4)	0	261	0		261
Subtotal	1,505	19,346	730		21,581
Fixed maturities, trading	0	3,597	287		3,884
Equity securities	5,813	939	633		7,385
Commercial mortgage and other loans	0	228	0		228
Other invested assets(5)	6	14,379	567	(13,519)	1,433
Short-term investments	1,806	1,975	155		3,936
Cash equivalents	2,079	6,796	131		9,006
Other assets	0	0	113		113
Separate account assets(6)(7)	46,574	240,433	1,717		288,724
Total assets	$57,783	$674,474	$8,648	$(13,519)	$727,386
Future policy benefits(8)	$0	$0	$12,831	$	$12,831
Policyholders’ account balances	0	0	1,316		1,316
Other liabilities	41	7,495	105	(6,705)	936
Notes issued by consolidated VIEs	0	0	800		800
Total liabilities	$41	$7,495	$15,052	$(6,705)	$15,883
__________

(1)	“Netting” amounts represent cash collateral of $19,499 million and $6,814 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
Excludes notes with fair value of $5,616 million (carrying amount of $5,616 million) and $4,757 million (carrying amount of $4,751 million) as of March 31, 2020 and December 31, 2019, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	All other represents cash equivalents and short-term investments.

(5)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2020 and December 31, 2019, the fair values of such investments were $4,131 million and $4,213 million respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of March 31, 2020 and December 31, 2019, the fair value of such investments was $23,623 million and $23,557 million, respectively.

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

(8)
As of March 31, 2020, the net embedded derivative liability position of $27.9 billion includes $0.2 billion of embedded derivatives in an asset position and $28.1 billion of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $12.8 billion includes $0.7 billion of embedded derivatives in an asset position and $13.5 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$2,929	Discounted cash flow(4)	Discount rate	0.48%	25%	6.61%	Decrease
		Market comparables	EBITDA multiples(3)	5.7X	9.2X	7.1X	Increase
		Liquidation	Liquidation value	14.12%	74.63%	54.70%	Increase
Equity securities	$187	Discounted cash flow(4)	Discount rate	10%	30%		Decrease
		Market comparables	EBITDA multiples(3)	1X	9.8X	5.0X	Increase
		Net Asset Value	Share price	$1	$1,353	$723	Increase
Separate account assets-commercial mortgage loans(5)	$773	Discounted cash flow	Spread	2.44%	3.59%	2.65%	Decrease
Liabilities:
Future policy benefits(6)	$27,935	Discounted cash flow	Lapse rate(8)	1%	18%		Decrease
			Spread over LIBOR(9)	1.40%	2.02%		Decrease
			Utilization rate(10)	43%	97%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	18%	33%		Increase
Policyholders’ account balances(7)	$1,206	Discounted cash flow	Lapse rate(8)	1%	42%		Decrease
			Spread over LIBOR(9)	1.40%	2.02%		Decrease
			Mortality rate(12)	0%	24%		Decrease
			Equity volatility curve	6%	53%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,424	Discounted cash flow(4)	Discount rate	0.49%	20%	7.41%	Decrease
		Market comparables	EBITDA multiples(3)	5.7X	9.2X	7.3X	Increase
		Liquidation	Liquidation value	14.25%	83.61%	59.47%	Increase
Equity securities	$210	Discounted cash flow(4)	Discount rate	10%	30%		Decrease
		Market comparables	EBITDA multiples(3)	1X	10.1X	5.4X	Increase
		Net Asset Value	Share price	$5	$1,353	$451	Increase
Separate account assets-commercial mortgage loans(5)	$796	Discounted cash flow	Spread	1.11%	1.85%	1.26%	Decrease
Liabilities:
Future policy benefits(6)	$12,831	Discounted cash flow	Lapse rate(8)	1%	18%		Decrease
			Spread over LIBOR(9)	0.10%	1.23%		Decrease
			Utilization rate(10)	43%	97%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders’ account balances(7)	$1,316	Discounted cash flow	Lapse rate(8)	1%	42%		Decrease
			Spread over LIBOR(9)	0.10%	1.23%		Decrease
			Mortality rate(12)	0%	24%		Decrease
			Equity volatility curve	6%	25%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

(10)
The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(11)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Corporate Securities—The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors. During weaker economic cycles, as the expectations of default increases, credit spreads widen, which results in a decrease in fair value.

Asset-Backed Securities—Interrelationships may exist between the prepayment rate, the default rate and/or loss severity, depending on specific market conditions. In stronger economic cycles, prepayment rates are generally driven by overall market interest rates and accompanied by lower default rates and loss severity. During weaker economic cycles, prepayments may decline, as default rates and loss severity increase. Additionally, the impact of these factors on average life varies with the structure and subordination. Generally, a change in the assumption used for the probability of default would have been accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Future Policy Benefits—The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent that more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$105	$0	$10	$0	$0	$0	$0	$0	$0	$115	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	22	(1)	0	0	0	0	0	0	0	21	0
Corporate securities(3)	3,236	(500)	294	(113)	0	(235)	1	1,827	(14)	4,496	(492)
Structured securities(4)	948	(7)	315	(17)	0	(100)	155	12	(358)	948	(16)
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	0	0	0	0	24	0
Corporate securities(3)	637	(46)	4	(10)	0	(45)	0	63	0	603	(44)
Structured securities(4)	69	(4)	116	0	0	(4)	0	0	0	177	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	7	0	0	0	0	0	0	7	0
Other assets:
Fixed maturities, trading	287	(15)	18	(6)	0	0	(2)	15	(48)	249	(16)
Equity securities	633	(44)	9	(5)	0	0	1	0	0	594	(44)
Other invested assets	567	8	27	0	0	(1)	(20)	0	0	581	8
Short-term investments	155	2	43	0	0	(110)	(37)	0	0	53	0
Cash equivalents	131	0	0	0	0	0	(130)	0	0	1	0
Other assets	113	252	17	0	0	0	0	0	0	382	252
Separate account assets(5)	1,717	(140)	56	(13)	0	(18)	0	7	(81)	1,528	(128)
Liabilities:
Future policy benefits	(12,831)	(14,789)	0	0	(319)	0	4	0	0	(27,935)	(14,923)
Policyholders’ account balances(6)	(1,316)	206	0	0	(96)	0	0	0	0	(1,206)	209
Other liabilities	(105)	58	0	0	0	0	0	0	0	(47)	58
Notes issued by consolidated VIEs	(800)	1	0	0	0	0	0	0	0	(799)	0

	Three Months Ended March 31, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)(7)
	(in millions)
Fixed maturities, available-for-sale	$(27)	$0	$0	$(483)	$2	$(27)	$0	$0	$(481)
Assets supporting experience-rated contractholder liabilities	0	(47)	0	0	(3)	0	(44)	0	0
Other assets:
Fixed maturities, trading	0	(15)	0	0	0	0	(16)	0	0
Equity securities	0	(44)	0	0	0	0	(44)	0	0
Other invested assets	0	8	0	0	0	0	8	0	0
Short-term investments	2	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	252	0	0	0	0	252	0	0	0
Separate account assets(5)	0	0	(140)	0	0	0	0	(128)	0
Liabilities:
Future policy benefits	(14,789)	0	0	0	0	(14,923)	0	0	0
Policyholders’ account balances	206	0	0	0	0	209	0	0	0
Other liabilities	0	58	0	0	0	0	58	0	0
Notes issued by consolidated VIEs	1	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$81	$0	$7	$0	$0	$0	$0	$0	$0	$88	$0
U.S. states	5	0	0	0	0	(1)	0	0	0	4	0
Foreign government	125	3	0	0	0	0	1	9	0	138	0
Corporate securities(3)	2,685	4	319	(12)	0	(379)	(2)	164	(22)	2,757	(21)
Structured securities(4)	1,339	17	318	0	0	(231)	(2)	733	(259)	1,915	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	225	0	0	0	0	0	(196)	0	0	29	0
Corporate securities(3)	444	5	27	0	0	(76)	196	0	(4)	592	(5)
Structured securities(4)	149	0	6	0	0	(21)	0	0	(74)	60	0
Equity securities	1	0	0	0	0	0	0	0	0	1	0
All other activity	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	206	(4)	38	(1)	0	0	2	0	(1)	240	0
Equity securities	671	8	23	(11)	0	(15)	(2)	0	0	674	7
Other invested assets	263	(1)	157	0	0	(42)	(4)	0	0	373	(1)
Short-term investments	89	0	153	0	0	(74)	0	0	0	168	0
Cash equivalents	77	0	1	0	0	(77)	0	0	0	1	0
Other assets	25	14	9	0	0	0	0	0	0	48	14
Separate account assets(5)	1,534	81	89	(11)	0	(23)	0	0	(35)	1,635	74
Liabilities:
Future policy benefits	(8,926)	(810)	0	0	(290)	0	1	0	0	(10,025)	(879)
Policyholders’ account balances(6)	(56)	(51)	0	0	(36)	0	(3)	0	0	(146)	(51)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(595)	(2)	0	0	(858)	638	0	0	0	(817)	(2)

	Three Months Ended March 31, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(2)	$0	$0	$22	$4	$(21)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	3	0	0	2	0	(5)	0
Other assets:
Fixed maturities, trading	0	(4)	0	0	0	0	0	0
Equity securities	0	8	0	0	0	0	7	0
Other invested assets	(1)	0	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	14	0	0	0	0	14	0	0
Separate account assets(5)	0	0	80	0	1	0	0	74
Liabilities:
Future policy benefits	(810)	0	0	0	0	(879)	0	0
Policyholders’ account balances	(51)	0	0	0	0	(51)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(2)	0	0	0	0	(2)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)
“Other,” for the periods ended March 31, 2020 and March 31, 2019, primarily represent deconsolidation of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.

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

(6)	Issuances and settlements for Policyholders’ account balances are presented net in the rollforward. Prior period have been updated to conform to current period presentation.

(7)
Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	As of March 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$42	$25,929	$1	$	$25,972
Currency	0	537	0		537
Credit	0	2	0		2
Currency/Interest Rate	0	5,204	0		5,204
Equity	90	3,259	0		3,349
Other	0	0	0		0
Netting(1)				(31,880)	(31,880)
Total derivative assets	$132	$34,931	$1	$(31,880)	$3,184
Derivative Liabilities:
Interest Rate	$131	$11,579	$0	$	$11,710
Currency	0	166	0		166
Credit	0	29	0		29
Currency/Interest Rate	0	457	0		457
Equity	1	922	0		923
Other	0	0	0		0
Netting(1)				(12,381)	(12,381)
Total derivative liabilities	$132	$13,153	$0	$(12,381)	$904

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$4	$11,238	$1	$	$11,243
Currency	0	230	0		230
Credit	0	21	0		21
Currency/Interest Rate	0	2,207	0		2,207
Equity	2	683	0		685
Other	0	0	0		0
Netting(1)				(13,519)	(13,519)
Total derivative assets	$6	$14,379	$1	$(13,519)	$867
Derivative Liabilities:
Interest Rate	$38	$5,176	$0	$	$5,214
Currency	0	271	0		271
Credit	0	0	0		0
Currency/Interest Rate	0	647	0		647
Equity	3	1,401	0		1,404
Other	0	0	0		0
Netting(1)				(6,705)	(6,705)
Total derivative liabilities	$41	$7,495	$0	$(6,705)	$831
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended March 31, 2020
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

	Three Months Ended March 31,
	2020	2019
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$1	$0
Mortgage servicing rights(2)	$(3)	$(1)

	March 31, 2020	December 31, 2019
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$15	$15
Mortgage servicing rights(2)	$80	$87
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$2

	Three Months Ended March 31,
	2020	2019
	(in millions)
Commercial mortgage and other loans:
Interest income	$2	$6
Notes issued by consolidated VIEs:
Interest expense	$11	$9

	March 31, 2020	December 31, 2019
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$670	$228
Aggregate contractual principal as of period end	$662	$224
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$799	$800
Aggregate contractual principal as of period end	$857	$857
__________

(1)	As of March 31, 2020, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,164	$85	$2,249	$1,895
Assets supporting experience-rated contractholder liabilities	110	80	0	190	190
Commercial mortgage and other loans	0	109	64,261	64,370	62,889
Policy loans	0	0	12,099	12,099	12,099
Other invested assets	0	196	0	196	196
Short-term investments	1,764	85	0	1,849	1,849
Cash and cash equivalents	10,216	258	0	10,474	10,474
Accrued investment income	0	3,221	0	3,221	3,221
Other assets	151	2,584	177	2,912	2,910
Total assets	$12,241	$8,697	$76,622	$97,560	$95,723
Liabilities:
Policyholders’ account balances—investment contracts	$0	$36,747	$68,583	$105,330	$104,660
Securities sold under agreements to repurchase	0	10,557	0	10,557	10,557
Cash collateral for loaned securities	0	3,396	0	3,396	3,396
Short-term debt	0	2,339	208	2,547	2,539
Long-term debt(3)	1,836	17,488	1,157	20,481	20,149
Notes issued by consolidated VIEs	0	0	452	452	452
Other liabilities	0	6,806	47	6,853	6,853
Separate account liabilities—investment contracts	0	67,654	23,928	91,582	91,582
Total liabilities	$1,836	$144,987	$94,375	$241,198	$240,188

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,217	$85	$2,302	$1,933
Assets supporting experience-rated contractholder liabilities	16	0	0	16	16
Commercial mortgage and other loans	0	107	65,558	65,665	63,331
Policy loans	0	0	12,096	12,096	12,096
Other invested assets	0	36	0	36	36
Short-term investments	1,492	39	0	1,531	1,531
Cash and cash equivalents	6,278	1,043	0	7,321	7,321
Accrued investment income	0	3,330	0	3,330	3,330
Other assets	147	2,526	643	3,316	3,315
Total assets	$7,933	$9,298	$78,382	$95,613	$92,909
Liabilities:
Policyholders’ account balances—investment contracts	$0	$32,940	$69,216	$102,156	$101,241
Securities sold under agreements to repurchase	0	9,681	0	9,681	9,681
Cash collateral for loaned securities	0	4,213	0	4,213	4,213
Short-term debt	0	1,748	205	1,953	1,933
Long-term debt(3)	1,950	18,188	1,186	21,324	18,646
Notes issued by consolidated VIEs	0	0	474	474	474
Other liabilities	0	6,403	579	6,982	6,982
Separate account liabilities—investment contracts	0	77,134	24,407	101,541	101,541
Total liabilities	$1,950	$150,307	$96,067	$248,324	$244,711
__________

(1)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(2)
Excludes notes with fair value of $5,001 million (carrying amount of $4,998 million) and $5,401 million (carrying amount of $4,998 million) as of March 31, 2020 and December 31, 2019, respectively, which have been offset with the associated payables under a netting agreement.

(3)
Includes notes with fair value of $10,617 million (carrying amount of $10,614 million) and $10,158 million (carrying amount of $9,749 million) as of March 31, 2020 and December 31, 2019, respectively, which have been offset with the associated receivables under a netting agreement.

7. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For additional information on the Closed Block, see Note 15 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company recognized a policyholder dividend obligation of $2,320 million and $2,816 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,208 million and $3,332 million at March 31, 2020 and December 31, 2019, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Closed Block liabilities
Future policy benefits	$47,351	$47,613
Policyholders’ dividends payable	747	717
Policyholders’ dividend obligation	5,528	6,149
Policyholders’ account balances	4,942	4,973
Other Closed Block liabilities	3,436	4,049
Total Closed Block liabilities	62,004	63,501
Closed Block assets
Fixed maturities, available-for-sale, at fair value	40,260	41,146
Fixed maturities, trading, at fair value	218	256
Equity securities, at fair value	1,691	2,245
Commercial mortgage and other loans	8,439	8,629
Policy loans	4,210	4,264
Other invested assets	3,335	3,333
Short-term investments	179	227
Total investments	58,332	60,100
Cash and cash equivalents	473	191
Accrued investment income	467	456
Other Closed Block assets	85	93
Total Closed Block assets	59,357	60,840
Excess of reported Closed Block liabilities over Closed Block assets	2,647	2,661
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3,155	3,280
Allocated to policyholder dividend obligation	(3,208)	(3,332)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,594	$2,609

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2020
(in millions)
Balance, December 31, 2019	$6,149
Cumulative effect adjustment from the adoption of ASU 2016-13(1)	(13)
Impact from earnings allocable to policyholder dividend obligation	(483)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(125)
Balance, March 31, 2020	$5,528

__________

(1)	See Note 2 for more information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues
Premiums	$480	$527
Net investment income	548	565
Realized investment gains (losses), net	256	56
Other income (loss)	(603)	228
Total Closed Block revenues	681	1,376
Benefits and Expenses
Policyholders’ benefits	647	709
Interest credited to policyholders’ account balances	32	32
Dividends to policyholders	(94)	553
General and administrative expenses	85	89
Total Closed Block benefits and expenses	670	1,383
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	11	(7)
Income tax expense (benefit)	(6)	(24)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$17	$17

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax benefit of $(58) million, or 17.2% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first three months of 2020, compared to an income tax expense of $232 million, or 20.4%, in the first three months of 2019. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at higher rates than the U.S. statutory rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act includes temporary changes to income tax laws, some of which were enacted under the Tax Cuts and Jobs Act (TCJA) in 2017. For interim reporting, income tax effects of new legislation are recognized in the interim period which includes the enactment date. One of the key provisions is to allow companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. However, this provision is elective and the Company is still in the process of evaluating the temporary tax law changes and its overall effect, including the sequencing of and interaction between its provisions and other federal tax laws. As a result, the tax provision for the first quarter of 2020 does not include any estimate for the impact of these changes.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2020	December 31, 2019
	($ in millions)
Commercial paper:
Prudential Financial	$453	$25
Prudential Funding, LLC	700	524
Subtotal commercial paper	1,153	549
Current portion of long-term debt:
Senior Notes	1,179	1,179
Mortgage Debt	191	192
Subtotal current portion of long-term debt	1,370	1,371
Other(1)	16	13
Total short-term debt(2)	$2,539	$1,933
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$576	$224
Daily average commercial paper outstanding for the quarter ended	$1,495	$1,702
Weighted average maturity of outstanding commercial paper, in days	9	6
Weighted average interest rate on outstanding commercial paper	0.79%	1.61%
_________
(1) Includes $16 million drawn on a revolving line of credit held by a subsidiary at March 31, 2020.
(2) Includes Prudential Financial debt of $1,632 million and $1,204 million at March 31, 2020 and December 31, 2019, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and a contingent financing facility in the form of a put option agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2020, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Federal Home Loan Bank of New York (“FHLBNY”)

During the first quarter of 2020, PICA issued $3.6 billion in funding agreements under the FHLBNY facility with maturities ranging from one month to seven years and rates from 0.560% to 1.925%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the foregoing table. For additional information on this facility, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2020	December 31, 2019
	(in millions)
Fixed-rate obligations:
Surplus notes	$342	$342
Surplus notes subject to set-off arrangements(1)	8,284	7,484
Senior notes	11,573	10,084
Mortgage debt(2)	103	104
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,265
Mortgage debt(3)	253	241
Junior subordinated notes(4)	7,578	7,575
Subtotal	30,763	28,395
Less: assets under set-off arrangements(1)	10,614	9,749
Total long-term debt(5)	$20,149	$18,646
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $43 million of debt denominated in foreign currency at both March 31, 2020 and December 31, 2019.

(3)	Includes $52 million and $53 million of debt denominated in foreign currency at March 31, 2020 and December 31, 2019, respectively.

(4)
Includes Prudential Financial debt of $7,520 million and $7,518 million at March 31, 2020 and December 31, 2019, respectively. Also includes subsidiary debt of $58 million and $57 million denominated in foreign currency at March 31, 2020 and December 31, 2019, respectively.

(5)	Includes Prudential Financial debt of $18,920 million and $17,430 million at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Surplus Notes. In March 2020, Prudential Legacy Insurance Company of New Jersey issued $800 million of surplus notes under its $4 billion reserve financing facility. As of March 31, 2020, an aggregate of $900 million of surplus notes were outstanding under the facility and no credit-linked note payments have been required. For additional information on this facility, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Senior Notes. In March 2020, the Company issued $1.5 billion of medium-term notes: $500 million with an interest rate of 1.5% maturing in March 2026, $500 million with an interest rate of 2.1% maturing in March 2030, and $500 million with an interest rate of 3.0% maturing in March 2040. As of March 31, 2020, the outstanding balance of the Company’s senior notes was $12.75 billion, an increase of $1.5 billion from December 31, 2019.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$80	$73	$6	$6
Interest cost	108	123	16	19
Expected return on plan assets	(201)	(204)	(25)	(24)
Amortization of prior service cost	(1)	(1)	2	1
Amortization of actuarial (gain) loss, net	65	54	4	6
Settlements	0	0	0	0
Special termination benefits(1)	2	0	0	0
Net periodic (benefit) cost	$53	$45	$3	$8
__________

(1)
For 2020 certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2019	666.3	267.5	398.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.7	(6.7)
Stock-based compensation programs(1)	0.0	(1.7)	1.7
Balance, March 31, 2020	666.3	272.5	393.8
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2019, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. As of March 31, 2020, 6.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million. The Company temporarily suspended Common Stock repurchases under the existing repurchase authorization beginning April 1, 2020; however, the Company will continue to evaluate the resumption of share repurchases under the existing Board authorization for 2020.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2020	2019
Dividends declared per share of Common Stock	$1.10	$1.00

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2020 and 2019, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2019	$(536)	$28,112	$(3,537)	$24,039
Change in OCI before reclassifications	(298)	(808)	2	(1,104)
Amounts reclassified from AOCI	3	(546)	70	(473)
Income tax benefit (expense)	(25)	179	(16)	138
Balance, March 31, 2020	$(856)	$26,937	$(3,481)	$22,600

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2018	$(564)	$14,745	$(3,275)	$10,906
Change in OCI before reclassifications	(109)	8,564	4	8,459
Amounts reclassified from AOCI	5	(275)	60	(210)
Income tax benefit (expense)	(3)	(1,926)	(15)	(1,944)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, March 31, 2019	$(671)	$21,115	$(3,226)	$17,218
__________

(1)
Includes cash flow hedges of $3,186 million and $832 million as of March 31, 2020 and December 31, 2019, respectively, and $776 million and $811 million as of March 31, 2019 and December 31, 2018, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2020	2019
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(3)	$(5)	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	Other income (loss)
Total foreign currency translation adjustment	(3)	(5)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(1)	(1)	(3)
Cash flow hedges—Currency	1	1	(3)
Cash flow hedges—Currency/Interest rate	388	15	(3)
Net unrealized investment gains (losses) on available-for-sale securities	158	260
Total net unrealized investment gains (losses)	546	275	(4)
Amortization of defined benefit pension items:
Prior service cost	(1)	0	(5)
Actuarial gain (loss)	(69)	(60)	(5)
Total amortization of defined benefit pension items	(70)	(60)
Total reclassifications for the period	$473	$210
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

(5)	See Note 10 for information on employee benefit plans.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income (loss)” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Available-for-sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	0				0	0
Reclassification adjustment for (gains) losses included in net income	(38)				6	(32)
Increase (Decrease) due to non-credit related losses recognized in AOCI during the period	(80)				13	(67)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		2			0	2
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(5)		1	(4)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				4	(1)	3
Balance, March 31, 2020	$(118)	$2	$(5)	$4	$19	$(98)
__________

(1)	Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2019(2)	$45,339	$(1,585)	$(2,909)	$(3,366)	$(9,367)	$28,112
Net investment gains (losses) on investments arising during the period	(1,422)				225	(1,197)
Reclassification adjustment for (gains) losses included in net income	(508)				81	(427)
Reclassification due to allowance for credit losses recorded during the period	80				(13)	67
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		419			(90)	329
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			62		(15)	47
Impact of net unrealized investment (gains) losses on policyholders’ dividends				132	(28)	104
Balance, March 31, 2020	$43,489	$(1,166)	$(2,847)	$(3,234)	$(9,207)	$27,035
__________

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.

12. EARNINGS PER SHARE

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated, is as follows:

	Three Months Ended March 31,
	2020			2019
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(270)			$937
Less: Income (loss) attributable to noncontrolling interests	1			5
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	5			10
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(276)	397.0	$(0.70)	$922	409.2	$2.25
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$5			$10
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	5			10
Stock options		0.0			1.2
Deferred and long-term compensation programs		0.0			1.1
Exchangeable Surplus Notes	0	0.0		5	6.1
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(276)	397.0	$(0.70)	$927	417.6	$2.22
__________

(1)
For the three months ended March 31, 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended March 31, 2020, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2020 and 2019, as applicable, were based on 5.1 million and 4.6 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2020		2019
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.3	$87.62	1.1	$103.47
Antidilutive stock options due to net loss available to holders of Common Stock	0.9		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	1.7		0.0
Total antidilutive stock options and shares	5.1		1.1

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which were exchangeable at the option of the note holders for shares of Common Stock. In August 2019, as a result of the note holders’ exercise of the exchange option, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. In calculating diluted earnings per share under the if-converted method, for the three months ended March 31, 2019, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes were outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

13. SEGMENT INFORMATION

Segments

The Company’s principal operations are comprised of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance businesses, the U.S. Individual Solutions division consists of the Individual Annuities and Individual Life businesses, and the Assurance IQ division consists of the Assurance IQ business. In October 2019, the Company completed the acquisition of Assurance IQ, LLC (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For additional information on these reconciling items, see Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended March 31,
	2020	2019
Adjusted operating income before income taxes by segment:	(in millions)
PGIM	$164	$214
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	245	251
Group Insurance	44	53
Total U.S. Workplace Solutions division	289	304
U.S. Individual Solutions division:
Individual Annuities(1)	373	472
Individual Life	(20)	105
Total U.S. Individual Solutions division	353	577
Assurance IQ division(2):
Assurance IQ	(23)	0
Total Assurance IQ division	(23)	0
Total U.S. Businesses	619	881
International Businesses	751	922
Corporate and Other	(342)	(412)
Total segment adjusted operating income before income taxes	1,192	1,605
Reconciling items:
Realized investment gains (losses), net, and related adjustments(3)	105	(612)
Charges related to realized investment gains (losses), net	(803)	25
Market experience updates(4)	(947)	0
Divested and Run-off Businesses:
Closed Block division	(1)	(19)
Other Divested and Run-off Businesses	80	174
Other adjustments(5)	45	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(9)	(33)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(338)	$1,140

________

(1)
Individual Annuities segment results reflect DAC as if the individual annuity business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

(2)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	March 31, 2020	December 31, 2019
Assets by segment:	(in millions)
PGIM	$47,099	$47,655
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	187,992	198,153
Group Insurance	43,706	43,712
Total U.S. Workplace Solutions division	231,698	241,865
U.S. Individual Solutions division:
Individual Annuities	179,366	189,040
Individual Life	92,364	96,072
Total U.S. Individual Solutions division	271,730	285,112
Assurance IQ division(1):
Assurance IQ	2,618	2,639
Total Assurance IQ division	2,618	2,639
Total U.S. Businesses	506,046	529,616
International Businesses	243,012	241,071
Corporate and Other	17,673	16,883
Closed Block division	59,882	61,327
Total assets per Unaudited Interim Consolidated Financial Statements	$873,712	$896,552
 __________

(1)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2020	2019
Revenues on an adjusted operating income basis:	(in millions)
PGIM	$778	$870
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	2,437	2,639
Group Insurance	1,424	1,441
Total U.S. Workplace Solutions division	3,861	4,080
U.S. Individual Solutions division:
Individual Annuities	1,148	1,235
Individual Life	1,530	1,482
Total U.S. Individual Solutions division	2,678	2,717
Assurance IQ division(1):
Assurance IQ	60	0
Total Assurance IQ division	60	0
Total U.S. Businesses	6,599	6,797
International Businesses	6,162	6,152
Corporate and Other	(205)	(171)
Total revenues on an adjusted operating income basis	13,334	13,648
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	(558)	(209)
Charges related to realized investment gains (losses), net	(62)	(72)
Market experience updates(3)	(332)	0
Divested and Run-off Businesses:
Closed Block division	677	1,374
Other Divested and Run-off Businesses	359	388
Other adjustments(4)	58	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(12)	(38)
Total revenues per Unaudited Interim Consolidated Financial Statements	$13,464	$15,091

__________

(1)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

(4)
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

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
PGIM segment intersegment revenues	$217	$180

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Asset-based management fees	$875	$843
Performance-based incentive fees	14	35
Other fees	144	138
Total asset management and service fees	$1,033	$1,016

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2020	December 31, 2019
	(in millions)
Total outstanding mortgage loan commitments	$2,137	$2,129
Portion of commitment where prearrangement to sell to investor exists	$837	$751

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was a reduction to the allowance for credit losses of less than $1 million for the three months ended March 31, 2020.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2020	December 31, 2019
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$6,729	$7,372
Expected to be funded from separate accounts	$124	$49

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three months ended March 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 Indemnification of Securities Lending and Securities Repurchase Transactions

	March 31, 2020	December 31, 2019
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,244	$5,071
Fair value of related collateral associated with above indemnifications(2)	$5,360	$5,204
Accrued liability associated with guarantee	$0	$0

__________

(1)	Includes $39 million and $38 million related to securities repurchase transactions as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $38 million and $37 million related to securities repurchase transactions as of March 31, 2020 and December 31, 2019, respectively.

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

Guarantees of Asset Values

	March 31, 2020	December 31, 2019
	(in millions)
Guaranteed value of third-parties’ assets	$80,984	$80,009
Fair value of collateral supporting these assets	$83,568	$81,604
Asset (liability) associated with guarantee, carried at fair value	$1	$1

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2020	December 31, 2019
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,154	$2,113
First-loss exposure portion of above	$633	$622
Accrued liability associated with guarantees	$17	$19

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $17,243 million and $16,878 million of mortgages subject to these loss-sharing arrangements as of March 31, 2020 and December 31, 2019, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2020, these mortgages had a weighted-average debt service coverage ratio of 1.92 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2019, these mortgages had a weighted average debt service coverage ratio of 1.88 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for both the three months ended March 31, 2020 and 2019. For related credit exposure, there was a reduction to the allowance for credit losses of $1 million for the three months ended March 31, 2020.

Other Guarantees

	March 31, 2020	December 31, 2019
	(in millions)
Other guarantees where amount can be determined	$54	$55
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above reflects $12 million for both March 31, 2020 and December 31, 2019, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liabilities identified above do not include retained liabilities associated with sold businesses.

Assurance IQ Contingent Consideration Liability

On October 10, 2019, the Company completed its acquisition of Assurance IQ, a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Pursuant to the merger agreement, contingent consideration as well as additional compensation awards are payable in 2023 in a mix of approximately 25% cash and 75% Prudential Financial Common Stock, contingent upon Assurance IQ’s achievement of certain targets for gross revenues net of associated selling expenses (“Variable Profits”) over the period from January 1, 2020 through December 31, 2022 as follows:

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

The contingent consideration liability referred to above is reported at fair value. Fair value is determined based on the present value of expected payments under the arrangement described above, using an internally developed option pricing model based on a number of assumptions, including certain unobservable assumptions for future Variable Profits and the future price of Prudential Financial Common Stock. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was $47 million as of March 31, 2020 and $105 million

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

as of December 31, 2019 (see Note 6 for additional information). The stock-based component of contingent consideration impacts the share count for purposes of calculating the Company’s diluted earnings per share when Assurance IQ’s actual Variable Profits achieved as of the end of the reporting period is in excess of $900 million, as if the contingent consideration performance period ended on the applicable reporting date. The number of shares issued as part of the contingent consideration payable in 2023 will be based on a $83.71 price per share.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Securities Litigation
City of Warren v. PFI, et al

In March 2020, the court issued an order consolidating this action with Donald P. Crawford v. PFI, et al. under the caption In re Prudential Financial, Inc. Securities Litigation.

Donald P. Crawford v. PFI, et al.

In March 2020, the court issued an order consolidating this action with City of Warren v. PFI, et al. under the caption In re Prudential Financial, Inc. Securities Litigation. Future updates will be consolidated with the City of Warren action.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Shareholder Demands

In January 2020, the Board of Directors received a shareholder demand letter containing allegations: (i) of wrongdoing similar to those alleged in the City of Warren and Crawford complaints; and (ii) that certain of the Company’s current and former directors and executive officers breached their fiduciary duties of loyalty, due care and candor. The demand letter requests that the Board of Directors investigate and commence legal proceedings against the named individuals to recover for the Company’s benefit the damages purportedly sustained by the Company as a result of the alleged breaches. In February 2020, the Board of Directors authorized the creation of a special committee to investigate the allegations set forth in the shareholder demand letter. In April 2020, the Company received additional shareholder demands raising allegations similar to those contained in the January 2020 demand, and may be subject prospectively to additional activity relating to these matters.

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

15. SUBSEQUENT EVENTS

On April 10, 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with KB Financial Group Inc. (the “Buyer”), pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of The Prudential Life Insurance Company of Korea, Ltd. (“POK”), the Company’s Korean insurance business, for cash consideration of approximately 2.3 trillion Korean Won, equal to approximately U.S. $1.9 billion at then current exchange rates, to be paid at closing.
The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. The Company expects the transaction to close by the end of 2020, subject to regulatory approval and the satisfaction of customary closing conditions.
POK’s 2019 and first quarter 2020 pre-tax adjusted operating income were $228 million and $53 million, respectively. In the second quarter of 2020, the Company will report its investment in POK as “held for sale” and expects to recognize a $600 million after-tax charge to earnings to adjust the book value of POK to the market value reflected in the purchase price. The after-tax charge excludes the impact of currency hedging transactions that the Company expects to settle at transaction closing, the fair value of which was approximately $70 million in assets at March 31, 2020. The ultimate after-tax loss, as well as the settlement value of the hedging transactions, will be based on balances at the closing date and could vary materially from the charge recorded in the second quarter. In addition, upon closing of the transaction, the Company expects to recognize an approximately $100 million tax expense, with an offsetting benefit to AOCI, related to the release of legacy tax balances resulting from prior year changes in tax law.
The Company intends to use the proceeds of the transaction for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2020, compared with December 31, 2019, and its consolidated results of operations for the three months ended March 31, 2020 and 2019. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements,” the “Risk Factors” section, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.481 trillion of assets under management as of March 31, 2020, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our principal operations are comprised of PGIM (our global investment management business), our U.S. Businesses (consisting of our U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), our International Businesses, the Closed Block division, and our Corporate and Other operations. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance businesses, the U.S. Individual Solutions division consists of our Individual Annuities and Individual Life businesses, and the Assurance IQ division consists of our Assurance IQ business. In October 2019, we completed the acquisition of Assurance IQ, LLC (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs (see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information). The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses are comprised of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division.

Our strategy centers on our mix of high-quality protection, retirement and investment management businesses which creates growth potential due to earnings diversification and the opportunity to provide customers with integrated cross-business solutions, as well as capital benefits from a balanced risk profile. We are well positioned to meet the needs of customers and tap into significant market opportunities through our U.S. Businesses, PGIM (our investment management business) and our International Businesses.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt which are reflected in Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

COVID-19

During the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•	Outlook

PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.3 trillion of assets under management through its distinctive multi-manager model. We expect that earnings across the asset management industry, including PGIM, will be negatively impacted in 2020 by the continued effects of credit spreads widening, lower equity market values, lower transaction volume in private asset classes, and a slowdown in client activity. In addition, our average fee yield has decreased slightly in 2020 due to fee pressures in some strategies and a continued mix shift in our assets under management from public equities to public fixed income. These factors could lead to lower fee-based revenues, incentive fees taking longer to be realized and additional losses in our strategic investing portfolio. Nevertheless, we believe PGIM’s uniquely diversified global platform is well positioned to be resilient in the face of market and industry headwinds. Underpinning our growth strategy is our ability to continue to deliver robust investment performance, and to attract and retain high-caliber investment talent.
U.S. Businesses:
U.S. Workplace Solutions. In our Retirement business, we expect that account values in our full-service business will be impacted by market volatility and by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides qualified individuals the ability to withdraw from defined contribution plans up to $100,000 penalty-free, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). Market conditions are also likely to have an impact on Retirement sales volume. We continue to maintain pricing discipline to ensure we are achieving appropriate returns in the current market, including in our funded pension risk transfer business, where we have seen a slowdown in the pipeline as a result of the impact of these market conditions on pension plan funding levels. Given many of the products in our institutional investment products business assume longevity risk, elevated levels of mortality resulting from COVID-19 may result in a higher level of underwriting gains in this business. In our Group Insurance business, we expect COVID-19 to drive elevated levels of mortality resulting in increased life insurance claims in the near-term. In both Retirement and Group Insurance, we believe over time COVID-19 may contribute to heightened interest in the solutions we offer to help improve the financial wellness of individuals at the workplace; however, we expect near-term revenue growth prospects to be slowed by the impact of social distancing on new business sales and the impact of employee financial hardships on utilization of workplace benefits.

U.S. Individual Solutions. In our Individual Life insurance business, we expect COVID-19 to drive elevated levels of mortality, resulting in increased life insurance claims in the near-term. In our Individual Annuities business, we expect account values and fee income will be impacted by market volatility. Across our Individual Solutions businesses, we have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. In addition, while our distribution platforms include a suite of digital, hybrid advisory, and in-person advisory options, mandated social distancing has limited in-person engagement between customers and advisors. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term. Sales to employees of our Workplace Solutions clients may also be delayed as a result of current economic conditions, as we encourage employees to prioritize workplace benefits to regain or retain their financial wellness. We continue to expect to offer our Individual Solutions products on the Assurance IQ platform over time, beginning with an Individual Life product offering added in the second quarter.

Assurance IQ. We expect the impacts of COVID-19 on our Assurance IQ business to be limited, as this business does not have direct exposure to capital markets conditions or mortality, and its distribution is not dependent on in-person engagement with consumers; however, consumer financial hardships created by the current economic conditions could negatively impact persistency and expected sales levels.
International Businesses. Our International Businesses remain focused on meeting customers’ protection and financial needs and maintaining the underlying strength of our distribution channels. With the implementation of social distancing protocols globally, in-person engagement between customers and advisors will be limited in the near-term within both our captive agent and third-party distribution channels. Reflective of the disruptions in the global financial markets, certain pricing and product actions have been implemented and we expect we will take additional actions as needed as we move forward to ensure we maintain appropriate returns, while maintaining a solid value proposition for our customers. Collectively, we expect the constrained distribution environment and potential product actions will adversely impact our sales prospects in the near-term. We also expect an increased level of claims in the near-term as a result of elevated levels of mortality from COVID-19. We believe over time COVID-19 may contribute to heightened interest in protection products, particularly the death protection products that are at the core of our needs-based selling approach.

Corporate and Other Operations. In our Corporate & Other operations, the Company will likely see a short-term increase in medical and disability claims associated with our active employee population resulting from COVID-19. These plans are self-insured (“pay as you go”), where 100% of claims are incurred and paid out of the Company’s Corporate & Other operations. Also, the Company is providing reimbursement for certain dependent care costs for eligible employees. Like medical and disability, these costs will be borne by the Company’s Corporate and Other operations. Lastly, if equity market and interest rate declines are sustained through December 31, 2020, it will likely result in higher expenses in the future associated with the Company’s pension and post retirement plans due to lower than expected returns on plan assets and increases in plan obligations.

•
Results of Operations. For the three months ended March 31, 2020 we reported a net loss of $(271) million, as unfavorable financial market conditions had a substantial negative effect on the reported results of our businesses. See “Results of Operations” and “Segment Results of Operations” for a discussion of first quarter results.

•
Liquidity. As of March 31, 2020, we had $5,293 million in highly liquid assets at Prudential Financial. During the first quarter we took several steps to proactively manage liquidity, including issuing $1.5 billion in senior debt in part to pre-fund 2020 and 2021 maturities. We temporarily suspended Common Stock repurchases beginning April 1, 2020 under our existing repurchase authorization, after repurchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. We will continue to evaluate the resumption of share repurchases under our existing Board authorization for 2020. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources—Liquidity” for a discussion of our liquidity.

•
Capital Resources. As of March 31, 2020, all of our significant insurance subsidiaries maintained capital levels consistent with their ratings targets. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available external sources of capital or seeking additional sources. See “Liquidity and Capital Resources—Capital” for a discussion of our capital resources.

•
Investment Portfolio. Net unrealized gains (losses) on fixed maturity investments (excluding securities classified as trading) were a net unrealized gain of $40,552 million as of March 31, 2020, compared to a net unrealized gain of $44,891 million as of December 31, 2019. Gross unrealized gains increased from $46,206 million as of December 31, 2019 to $47,677 million as of March 31, 2020 and gross unrealized losses increased from $1,315 million to $7,125 million for the same period. The increase in gross unrealized losses was primarily due to credit spread widening and liquidity concerns. The continued impact of COVID-19 on the global economy and corporate credit may result in credit migration and losses in our investment portfolio. Due to the highly uncertain nature of these conditions, it is not possible to estimate the overall impacts at this time. The sectors most impacted by the COVID-19 crisis include energy, consumer cyclical and retail related investments (see “—General Account Investments” for additional information). Specific to our equity investments in LPs/LLCs where we apply the equity method, we use financial information provided by the investee, generally on a one to three-month lag. As such, as a result of the lag, any unfavorable impacts from these investments that were not recorded in the current period will be reflected in the next reporting period.

•	Sales and Flows. First quarter sales and flows were not significantly impacted by COVID-19. See “Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•
Underwriting Results. First quarter mortality experience was not significantly impacted by COVID-19. See “Segment Results of Operations” for a discussion of mortality experience in each of our segments.

We expect COVID-19 could ultimately have an adverse impact on our underwriting results of approximately $200 million in the aggregate across our businesses, with more than half of this impact being in the second quarter of 2020. This estimate gives effect to offsetting underwriting benefits and expenses, assumes 100,000 deaths across the total U.S. population and 40,000 deaths in Japan, and adjusts for factors such as age, geographic location, and insured versus uninsured populations.

•
Expenses. We expect higher expenses of approximately $230 million in 2020 from costs associated with COVID-19, with more than half of this impact being in the second quarter of 2020. These higher expenses are primarily related to agent compensation, as well as technology and third-party vendor capabilities related to remote work functionality and protecting our employees’ health. We also expect some offsets to these higher expenses from lower travel, meeting, meal and entertainment costs. Expenses incurred for the first quarter of 2020 were not significantly impacted by COVID-19.

We have initiated a number of customer accommodations in response to the COVID-19 pandemic, including in some cases extending grace periods for premium payments, expediting claim payments and withdrawal requests, waiving certain claims payment requirements, waiving certain transaction fees, and wiring funds at the Company’s expense.

•
Risk Management. Prudential has a robust risk management framework that seeks to ensure we can fulfill our customer, regulatory, and other stakeholder obligations under a range of stress scenarios by maintaining the appropriate balance between the Company’s resources and risks. We evaluate the Company’s exposure to stress under four lenses (economic, STAT, GAAP, and liquidity).

Our risk management framework incorporates severe to very severe stresses across equities, interest rates, credit migration and defaults, currencies and pandemics. This framework includes a specific “pandemic and sell-off” scenario with a mortality calamity (1.5 extra deaths per 1,000 lives in the first year) based on a modern-day interpretation of the 1918 Spanish Flu experience that is aligned with most regulatory frameworks. The stress scenario assumes an even distribution of increased mortality across the population, while current COVID-19 mortality is sharply skewed toward older ages. As the COVID-19 event continues to unfold, we continue to update our analysis and take management actions in response to this specific event. As of March 31, 2020 the COVID-19 pandemic has not reached the most severe levels included in the Company’s stress testing.

In addition, we expect the impact of COVID-19-related claims to be moderated by the balance between our mortality exposure (such as in our individual and group life businesses) and our longevity exposure (such as in our retirement business).

•
Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•
Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe all of our businesses can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

•
CARES Act and Other Regulatory Developments. In March, 2020 Congress enacted the CARES Act, which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. We are analyzing the CARES Act and its potential impact on Prudential, and implementing operational changes necessary in our Retirement, Annuities and PGIM businesses to accommodate the CARES Act.

Other governments and regulators, including the Japan FSA, the NAIC and state insurance regulators, have implemented, or are considering, a number of actions in response to the crisis, including delaying implementation of certain regulatory changes, temporarily waiving certain regulatory requirements and requiring or requesting insurers to waive premium payments and policy provisions and exclusions for certain periods of time.

The Company is not aware of any new or proposed government mandates that could materially impact the Company’s solvency or liquidity position.

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

For more information on interest rate risks, see the “Risk Factors” section and “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

See below for discussions related to the current interest rate environments in our two largest markets, the U.S. and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our investment results if these interest rate environments are sustained.
U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. have experienced a sustained period of historically low levels with certain benchmarks reaching significant lows in the first quarter of 2020. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, changes in interest rates may impact our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates decline, our reinvestment yield may be below our overall portfolio yield, resulting in an unfavorable impact to earnings. Conversely, as interest rates rise, our reinvestment yield may exceed the overall portfolio yield resulting in a favorable impact to earnings.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.7% of the fixed maturity security and commercial mortgage loan portfolios through 2021. The portion of the general account attributable to these operations has approximately $221 billion of such assets (based on net carrying value) as of March 31, 2020. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4.2% as of March 31, 2020.

Included in the $221 billion of fixed maturity securities and commercial mortgage loans are approximately $143 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $143 billion, approximately 57% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of March 31, 2020
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$156
Contracts with adjustable crediting rates subject to guaranteed minimums	59
Participating contracts where investment income risk ultimately accrues to contractholders	15
Total	$230

The $156 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $59 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of March 31, 2020, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.6	$1.4	$0.5	$0.0	$0.0	$2.5
1.00% - 1.99%	1.0	2.8	13.3	2.5	1.0	20.6
2.00% - 2.99%	1.3	0.9	0.5	2.7	1.2	6.6
3.00% - 4.00%	26.1	2.2	0.1	0.2	0.2	28.8
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$29.9	$7.3	$14.4	$5.4	$2.4	$59.4
Percentage of total	50%	13%	24%	9%	4%	100%
 __________

(1)	Includes approximately $0.79 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $15 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 0.70% (which is reasonably consistent with recent rates) for the period from April 1, 2020 through March 31, 2021 (and credit spreads remain unchanged from levels as of March 31, 2020), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $40 million and $80 million for the period from April 1, 2020 through March 31, 2021.

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

Closed Block Division
Substantially all of the $59 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of March 31, 2020
(in billions)
Insurance products with fixed and guaranteed terms	$130
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$166

The $130 billion above is primarily comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $25 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.40% and the 10-year U.S. Treasury rate is 0.70% (which is reasonably consistent with recent rates) for the period from April 1, 2020 through March 31, 2021 (and credit spreads remain unchanged from levels as of March 31, 2020), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $40 million and $80 million for the period from April 1, 2020 through March 31, 2021.
Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues	$13,464	$15,091
Benefits and expenses	13,802	13,951
Income (loss) before income taxes and equity in earnings of operating joint ventures	(338)	1,140
Income tax expense (benefit)	(58)	232
Income (loss) before equity in earnings of operating joint ventures	(280)	908
Equity in earnings of operating joint ventures, net of taxes	10	29
Net income (loss)	(270)	937
Less: Income attributable to noncontrolling interests	1	5
Net income (loss) attributable to Prudential Financial, Inc.	$(271)	$932

The $1,203 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2020 compared to the first quarter of 2019 reflected the following notable items:

•
$1,383 million unfavorable variance, on a pre-tax basis, from investment related activities that are recorded within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses. These unfavorable impacts were primarily driven by unrealized gains (losses) from equity securities and fixed maturity securities designated as trading;

•	$1,006 million unfavorable variance, on a pre-tax basis, driven by market experience updates primarily from our Individual Annuities and Individual Life businesses; and

•
$809 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was the following item:

•
$2,444 million favorable variance, on a pre-tax basis, from realized investment gains and losses for PFI excluding our Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “—General Account Investments” for additional information).

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Summary of Results of Operations by Segment

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of operating joint ventures” as presented in the Unaudited Interim Consolidated Statements of Operations.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$164	$214
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	245	251
Group Insurance	44	53
Total U.S. Workplace Solutions division	289	304
U.S. Individual Solutions division:
Individual Annuities	373	472
Individual Life	(20)	105
Total U.S. Individual Solutions division	353	577
Assurance IQ division(1):
Assurance IQ	(23)	0
Total Assurance IQ division	(23)	0
Total U.S. Businesses	619	881
International Businesses	751	922
Corporate and Other	(342)	(412)
Total segment adjusted operating income before income taxes	1,192	1,605
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	105	(612)
Charges related to realized investment gains (losses), net(3)	(803)	25
Market experience updates(4)	(947)	0
Divested and Run-off Businesses(5):
Closed Block division	(1)	(19)
Other Divested and Run-off Businesses	80	174
Other adjustments(6)	45	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(9)	(33)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(338)	$1,140
__________

(1)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(2)
Represents “Realized investment gains (losses), net,” and related adjustments. See “—General Account Investments” and Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information. Prior period amounts have been updated to conform to current period presentation.

(3)
Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.

(4)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

(5)
Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses.”

(6)
Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

(7)
Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on an after-tax U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on a U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Segment results for the period presented above reflect the following:

PGIM. Results for the first quarter of 2020 decreased in comparison to the prior year period, reflecting an increase in asset management fees that was more than offset by lower other related revenues and higher expenses.

Retirement. Results for the first quarter of 2020 decreased in comparison to the prior year period, primarily reflecting lower reserve gains, partially offset by higher fee income and net investment spread results and lower expenses.

Group Insurance. Results for the first quarter of 2020 decreased in comparison to the prior year period, primarily reflecting lower net investment spread results.

Individual Annuities. Results for the first quarter of 2020 decreased in comparison to the prior year period, primarily driven by lower fee income, net of distribution expenses and other associated costs, lower net investment spread results, and the absence of a favorable impact in the prior year period from changes in our estimated profitability of the business, which beginning with the second quarter of 2019 is excluded from adjusted operating income.

Individual Life. Results for the first quarter of 2020 decreased in comparison to the prior year period, primarily reflecting less favorable underwriting results and the absence of a favorable impact in the prior year period from changes in our estimated profitability of the business, which beginning with the second quarter of 2019 is excluded from adjusted operating income.

Assurance IQ. The acquisition of Assurance IQ was completed in October 2019. Results for the first quarter of 2020 includes revenues, net of marketing and distribution expenses, operating expenses and amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information).
International Businesses. Results for the first quarter of 2020 decreased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates, driven by lower net investment spread results, higher expenses, lower earnings from our joint venture investments and lower underwriting results, partially offset by business growth.

Corporate and Other. Results for the first quarter of 2020 reflected decreased losses in comparison to the prior year period, driven by lower net charges from other corporate activities, including lower long-term and deferred compensation expenses, and favorable pension and employee benefit results, partially offset by lower net investment income.

Closed Block Division. Results for the first quarter of 2020 reflected decreased losses in comparison to the prior year period, primarily reflecting a decrease in the policyholder dividend obligation as a result of lower net investment activity results.

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

See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information on the presentation of segment results and our definition of adjusted operating income.

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

	March 31, 2020	December 31, 2019
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.5	$0.6
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	13.6	13.1
Dual currency and synthetic dual currency investments(2)	0.6	0.6
Total USD-equivalent equity foreign currency hedging instruments	14.2	13.7
Total foreign currency hedges	$14.7	$14.3
__________

(1)
Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $60.3 billion and $57.8 billion as of March 31, 2020 and December 31, 2019, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.

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

Impact of intercompany foreign currency exchange rate arrangements on segment results of operations

The financial results of our International Businesses and PGIM reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which certain of these segments’ non-USD-denominated earnings are translated at fixed currency exchange rates. Results of our Corporate and Other operations include any differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Businesses where we hedge certain currencies, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the three months ended March 31, 2020, approximately 12% of the segment’s earnings were yen-based and, as of March 31, 2020, we have hedged 100%, 83% and 39% of expected yen-based earnings for 2020, 2021 and 2022, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Businesses’ results for 2020 and 2019 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 104 and 105 yen per USD, respectively, and Korean won-denominated earnings at fixed currency exchange rates of 1,090 and 1,110 Korean won per USD, respectively. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

For PGIM and certain other currencies within our International Businesses, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Businesses, PGIM and Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$12	$15
PGIM	0	1
Impact of intercompany arrangements(1)	12	16
Corporate and Other:
Impact of intercompany arrangements(1)	(12)	(16)
Settlement gains (losses) on forward currency contracts(2)	29	12
Net benefit (detriment) to Corporate and Other	17	(4)
Net impact on consolidated revenues and adjusted operating income	$29	$12
__________

(1)
Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of March 31, 2020 and 2019, the notional amounts of these forward currency contracts within our Corporate and Other operations were $2.4 billion and $2.5 billion, respectively, of which $0.5 billion and $1.2 billion, respectively, were related to our Japanese insurance operations.

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

In 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.6 billion and $2.7 billion as of March 31, 2020 and December 31, 2019, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 10% of the $2.6 billion balance as of March 31, 2020 will be recognized throughout the remainder of 2020, approximately 13% will be recognized in 2021, and the remaining balance will be recognized from 2022 through 2051.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC, deferred sales inducements (“DSI”) and VOBA;

•	Policyholder liabilities;

•	Goodwill;

•	Valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”);

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of March 31, 2020, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 9.7% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 7.7% near-term mean reversion equity expected rate of return.

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

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2019

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating results(1):
Revenues	$778	$870
Expenses	614	656
Adjusted operating income	164	214
Realized investment gains (losses), net, and related adjustments	4	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(36)	5
Income (loss) before income taxes and equity in earnings of operating joint ventures	$132	$219
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

Adjusted Operating Income

Adjusted operating income decreased $50 million. Higher asset management fees, net of related expenses, were more than offset by lower other related revenues, net of related expenses, and higher operational and variable expenses. Asset management fees, net of related expenses, reflected an increase in average assets under management over the last twelve months as a result of market appreciation and net inflows. Other related revenues, net of related expenses, primarily reflected lower strategic investment results, driven by credit spread widening, and lower net performance-based incentive fees, driven by the absence of a significant fee earned in the prior year period. Operational and variable expenses reflected those supporting business growth, and higher retail sales and average assets under management, respectively.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$328	$312
Retail customers(1)	229	209
General account	136	123
Total asset management fees	693	644
Other related revenues by source:
Incentive fees	18	36
Transaction fees	4	2
Strategic investing	(27)	36
Commercial mortgage(2)	27	26
Total other related revenues(3)	22	100
Service, distribution and other revenues(4)	63	126
Total revenues	$778	$870
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

(2)	Includes mortgage origination revenues from our commercial mortgage origination and servicing business.

(3)	Future revenues will be impacted by the level and diversification of our strategic investments, the commercial real estate market, and other domestic and international markets.

(4)
Prior period amount includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extended for ten years from the Wachovia Securities joint venture termination date of December 31, 2009 to December 31, 2019. The revenue from Wells Fargo under this agreement was $16 million for the three months ended March 31, 2019.

Revenues decreased $92 million. Higher asset management fees, primarily reflecting an increase in average assets under management as a result of market appreciation and net inflows over the last twelve months, were more than offset by lower other related revenues, primarily driven by lower strategic investment results and lower performance-based incentive fees, and lower service, distribution and other revenues, primarily driven by lower revenues from certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds.

Expenses decreased $42 million. Higher compensation and operational expenses related to business growth and higher variable expenses reflecting increases in retail sales and average assets under management were more than offset by lower expenses related to revenues associated with certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	March 31, 2020	December 31, 2019	March 31, 2019
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers:
Public equity	$45.3	$57.1	$55.2
Public fixed income	402.9	418.6	393.9
Real estate	49.2	49.1	48.8
Private credit and other alternatives	23.3	23.5	22.6
Multi-asset	4.1	4.5	3.5
Institutional customers(2)	524.8	552.8	524.0
Retail customers:
Public equity	82.9	104.2	105.3
Public fixed income	131.7	138.7	110.9
Real estate	1.8	2.0	1.9
Private credit and other alternatives	0.4	0.5	0.4
Multi-asset	65.6	60.2	60.6
Retail customers(3)	282.4	305.6	279.1
General account:
Public equity	3.5	4.4	4.0
Public fixed income	347.4	328.6	306.9
Real estate	65.4	66.0	61.7
Private credit and other alternatives	72.2	73.5	68.4
Multi-asset	0.0	0.1	0.0
General account	488.5	472.6	441.0
Total PGIM assets under management(4)	$1,295.7	$1,331.0	$1,244.1

Assets under management within other reporting segments(4)(5)	$185.7	$219.9	$211.4
Total PFI assets under management	$1,481.4	$1,550.9	$1,455.5
__________

(1)
Prior period amounts have been updated to conform to current period presentation. “Public equity” represents stock ownership interest in a corporation or partnership (excluding hedge funds) or real estate investment trust. “Public fixed income” represents debt instruments that pay interest and usually have a maturity (excluding mortgages). “Real estate” includes direct real estate equity and real estate mortgages. “Private credit and other alternatives” includes private credit, private equity, hedge funds, agricultural debt and equity and other alternative strategies. “Multi-asset” includes funds or products that invest in more than one asset class balancing equity and fixed income funds and target date funds.

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

(4)	Effective first quarter of 2020, certain assets have been reclassified from the U.S. Individual Solutions division to PGIM.

(5)
Primarily include certain assets related to annuity and variable life products in our U.S. Individual Solutions division, retirement and group life products in our U.S. Workplace Solutions division and certain general account assets of our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or our Chief Investment Officer Organization.

PGIM’s assets under management increased $52 billion in comparison to the prior year quarter primarily reflecting market appreciation and public fixed income inflows, partially offset by equity outflows. PGIM’s assets under management decreased $35 billion in comparison to the prior quarter primarily reflecting market depreciation, partially offset by public fixed income and multi-asset inflows.

The following table sets forth the component changes in PGIM’s assets under management by asset source for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020
	(in billions)
Institutional Customers:
Beginning assets under management	$552.8	$493.5	$524.0
Net additions (withdrawals), excluding money market activity:
Third-party	4.2	1.0	(3.3)
Third-party via affiliates(1)	(0.8)	(0.3)	(0.3)
Total	3.4	0.7	(3.6)
Market appreciation (depreciation)(2)	(30.5)	24.3	6.4
Other increases (decreases)(3)	(0.9)	5.5	(2.0)
Ending assets under management	524.8	524.0	524.8
Retail Customers(4):
Beginning assets under management	305.6	260.2	279.1
Net additions (withdrawals), excluding money market activity:
Third-party	(1.3)	0.4	4.0
Third-party via affiliates(1)	10.9	(6.5)	7.2
Total	9.6	(6.1)	11.2
Market appreciation (depreciation)(2)	(32.6)	25.1	(8.2)
Other increases (decreases)(3)	(0.2)	(0.1)	0.3
Ending assets under management	282.4	279.1	282.4
General Account:
Beginning assets under management	472.6	427.8	441.0
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0
Affiliated	0.7	0.6	6.2
Total	0.7	0.6	6.2
Market appreciation (depreciation)(2)	(0.6)	14.2	22.2
Other increases (decreases)(3)	15.8	(1.6)	19.1
Ending assets under management	488.5	441.0	488.5
Total assets under management(4)	$1,295.7	$1,244.1	$1,295.7
__________

(1)
Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)	Includes income reinvestment, where applicable.

(3)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in a loss of $1.8 billion and $1.2 billion for the three months ended March 31, 2020 and 2019, respectively; and a gain of less than $0.1 billion for the twelve months ended March 31, 2020.

(4)	Prior period amounts have been updated to conform to current period presentation.

Strategic Investments

The following table sets forth PGIM’s strategic investments at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31, 2020	December 31, 2019
	(in millions)
Co-Investments(1):
Public fixed income	$373	$462
Real estate	217	228
Private credit and other alternatives	21	19
Seed Investments(1):
Public equity	626	671
Public fixed income	294	325
Real estate	26	34
Private credit and other alternatives	60	59
Multi-asset	62	74
Total	$1,679	$1,872
__________

(1)	Prior period amounts have been updated to conform to current period presentation. For more information, see the “Assets Under Management” table above.

The decrease of $193 million in strategic investments was primarily driven by unfavorable fixed income investment performance as a result of credit spread widening. The decrease also reflects PGIM’s redemption of public fixed income and public equity seed investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	$245	$251
Group Insurance	44	53
Total U.S. Workplace Solutions division	289	304
U.S. Individual Solutions division:
Individual Annuities	373	472
Individual Life	(20)	105
Total U.S. Individual Solutions division	353	577
Assurance IQ division(1):
Assurance IQ	(23)	0
Total Assurance IQ division	(23)	0
Total U.S. Businesses	619	881
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(2)	(240)	(1,094)
Charges related to realized investment gains (losses), net	(816)	31
Market experience updates(3)	(940)	0
Other adjustments(4)	45	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,331)	$(182)
________

(1)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(2)	Prior period amounts have been updated to conform to current period presentation.

(3)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

(4)
Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted operating income for our U.S. Businesses decreased by $262 million primarily due to:

•	Lower underwriting results in our Individual Life and Retirement businesses;

•
A favorable impact from changes in market conditions on estimates of profitability in the prior year period, which beginning with the second quarter of 2019 is excluded from adjusted operating income (see Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information);

•	Lower net investment spread results driven by lower income on non-coupon investments and lower investment yields due to a decline in interest rates; and

•	Lower fee income, net of distribution expenses and other associated costs, in our Individual Annuities business.

Partially offsetting these decreases was the following item:

•	Lower expenses, including costs associated with business initiatives.

U.S. Businesses—U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating results:
Revenues	$2,437	$2,639
Benefits and expenses	2,192	2,388
Adjusted operating income	245	251
Realized investment gains (losses), net, and related adjustments(1)	(21)	130
Charges related to realized investment gains (losses), net	(23)	3
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$202	$384
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Adjusted operating income decreased $6 million, driven by lower reserve gains, partially offset by higher fee income and net investment spread results and lower expenses. The lower contribution from reserve experience primarily reflected lower mortality gains on a comparative basis within our pension risk transfer business. The increase in fee income primarily reflected higher longevity risk transfer account values resulting from 2019 sales activity. The increase in net investment spread results primarily reflected higher prepayment fee income. The lower expenses primarily reflected the absence of certain costs incurred in the prior year period to support business initiatives.

Revenues, Benefits and Expenses

Revenues decreased $202 million. The decrease primarily reflected lower pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below. This decrease was partially offset by higher net investment income, primarily reflecting higher prepayment fee income, and higher policy charges and fee income driven by higher longevity risk transfer account values.

Benefits and expenses decreased $196 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in premiums discussed above, driven by a decrease in pension risk transfer premiums, partially offset by lower mortality gains within our pension risk transfer business.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020
	(in millions)
Full Service:
Beginning total account value	$272,448	$231,669	$251,071
Deposits and sales	8,952	9,567	35,779
Withdrawals and benefits	(8,668)	(9,105)	(35,269)
Change in market value, interest credited and interest income and other activity	(34,297)	18,940	(13,146)
Ending total account value	$238,435	$251,071	$238,435
Institutional Investment Products:
Beginning total account value	$227,596	$200,759	$203,101
Additions(1)	6,893	2,247	35,747
Withdrawals and benefits	(5,510)	(3,649)	(18,604)
Change in market value, interest credited and interest income	2,435	2,644	8,880
Other(2)	(4,068)	1,100	(1,778)
Ending total account value	$227,346	$203,101	$227,346
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; funding agreements issued; longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2020 and 2019, “Other” activity also includes $2,752 million in receipts offset by $2,536 million in payments and $611 million in receipts offset by $617 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The decrease in full service account values for the three months and twelve months ended March 31, 2020 reflected unfavorable changes in the market value of customer funds.

The decrease in institutional investment products account values for the three months ended March 31, 2020 reflected a decrease in other activity primarily driven by the negative impacts of foreign exchange rate changes, and from pension risk transfer benefit payments. These decreases were largely offset by additions from investment-only stable value accounts and collateralized funding agreements, and the impact of favorable changes in the market value of account assets. The increase in account values for the twelve months ended March 31, 2020 reflected net additions from pension risk transfer activity and favorable changes in the market value of account assets.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Operating results:
Revenues	$1,424	$1,441
Benefits and expenses	1,380	1,388
Adjusted operating income	44	53
Realized investment gains (losses), net, and related adjustments	81	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$125	$54
Benefits ratio(1)(3):
Group life	88.4%	89.0%
Group disability	76.0%	74.6%
Total Group Insurance	85.6%	85.9%
Administrative operating expense ratio(2)(3):
Group life	12.4%	11.7%
Group disability	24.8%	26.9%
Total Group Insurance	15.1%	14.9%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

(3)	The benefit and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Adjusted operating income decreased $9 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, and less favorable underwriting results in our group disability business driven by lower interest rates, partially offset by more favorable underwriting results in our group life business.

Revenues, Benefits and Expenses

Revenues decreased $17 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments, with offsets in interest credited to policyholder account balances, as discussed below, partially offset by higher premiums and policy charges and fee income driven by growth in our group disability business.

Benefits and expenses decreased $8 million. The decrease primarily reflected lower interest credited to policyholder account balances, with offsets in net investment income, as discussed above. The decrease was partially offset by higher policyholders’ benefits and changes in reserves, which reflected increases in our group disability business partially offset by decreases in our group life business.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Annualized new business premiums(1):
Group life	$173	$174
Group disability	108	119
Total	$281	$293
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended March 31, 2020 decreased $12 million compared to the prior year period, driven by lower sales in our group disability business.

U.S. Businesses—U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating results:
Revenues	$1,148	$1,235
Benefits and expenses	775	763
Adjusted operating income	373	472
Realized investment gains (losses), net, and related adjustments	(865)	(1,344)
Charges related to realized investment gains (losses), net	(375)	134
Market experience updates(1)	(646)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,513)	$(738)
________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Adjusted operating income decreased $99 million. The decrease was primarily driven by lower fee income, net of distribution expenses and other associated costs, due to unfavorable impacts from our living benefit guarantees, certain products reaching contractual milestones for fee tier reduction, partially offset by higher average account values. Also contributing to the decrease were lower net investment spread results reflecting lower investment income on non-coupon investments, and the absence of a favorable impact in the prior year period from changes in our estimated profitability of the business, which beginning with the second quarter of 2019 is excluded from adjusted operating income.

Revenues, Benefits and Expenses

Revenues decreased $87 million. The decrease was primarily driven by lower premiums resulting from a decrease in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below. Also contributing to the decrease was lower policy charges and fee income due to unfavorable impacts from our living benefit guarantees resulting from equity market performance and declining interest rates, certain products reaching contractual milestones for fee tier reduction, partially offset by higher average account values resulting from market appreciation which was partially offset by net outflows. Partially offsetting these decreases was an increase in asset management and service fees and other income reflecting a favorable impact from changes in market conditions on estimates of profitability in the prior year period as discussed above.

Benefits and expenses increased $12 million. The increase was driven by higher amortization costs and reserve provisions due to equity market performance and declining interest rates. Policyholders’ benefits, including changes in reserves, reflected an unfavorable impact of changes in the estimates of profitability in the prior year period as discussed above, and a favorable impact resulting from a decrease in single premium immediate annuity sales, with offsets in premiums as discussed above.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$169,681	$151,080	$161,890
Sales	1,927	2,307	9,340
Full surrenders and death benefits(2)	(2,519)	(1,940)	(9,953)
Sales, net of full surrenders and death benefits(2)	(592)	367	(613)
Partial withdrawals and other benefit payments(2)	(1,399)	(1,236)	(5,326)
Net flows	(1,991)	(869)	(5,939)
Change in market value, interest credited and other activity	(22,822)	12,573	(8,323)
Policy charges	(892)	(894)	(3,652)
Ending total account value	$143,976	$161,890	$143,976
__________

(1)
Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $139.0 billion and $157.9 billion as of March 31, 2020 and 2019, respectively. Fixed annuity account values were $4.9 billion and $4.0 billion as of March 31, 2020 and 2019, respectively.

(2)	Prior period amounts have been reclassified to conform to current period presentation.

The decrease in account values for the twelve months ended March 31, 2020 was largely driven by unfavorable changes in the market value of contractholder funds, partial withdrawals and other benefit payments on contracts as well as policy charges on contractholder accounts.

The decrease in sales, net of full surrenders and death benefits, for the three months ended March 31, 2020 in comparison to the prior year period, reflects higher full surrenders driven by a large block of business exiting the surrender charge period, higher death benefits and lower gross sales. The decline in gross sales was largely driven by benefit rate reductions, across most products, in response to capital market pressures.

Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Annuities’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

Fixed Annuity Risks and Risk Mitigants. The primary risk exposures of our fixed annuity products relate to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, including interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the policy that help to provide protection for premature withdrawals. In addition, a portion of our fixed products have a market value adjustment provision that provides protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) Asset Liability Management Strategy, and iii) Capital Hedge Program as discussed below. We also manage these risk exposures through external reinsurance.

i.Product Design Features:

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

ii.Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives):

We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using an ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to help defray potential claims. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.

The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) (in order to maximize protection irrespective of the possibility of our own default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy as of the periods indicated:

	March 31, 2020	December 31, 2019
	(in millions)
U.S. GAAP liability (including NPR)	$27,563	$12,697
NPR adjustment	9,771	3,437
Subtotal	37,334	16,134
Adjustments including risk margins and valuation methodology differences	(11,897)	(4,385)
Economic liability managed through the ALM strategy	$25,437	$11,749

As of March 31, 2020, our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

The following table illustrates the net impact to the Unaudited Interim Consolidated Statements of Operations from changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs, that are excluded from adjusted operating income.

	Three Months Ended March 31,
	2020	2019
	(in millions)(1)
Excluding impact of assumption updates and other refinements:
Net hedging impact(2)	$(176)	$(55)
Change in portions of U.S. GAAP liability, before NPR(3)	(7,693)	320
Change in the NPR adjustment	6,599	(1,063)
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions	(1,270)	(798)
Related benefit (charge) to amortization of DAC and other costs	(176)	161
Net impact of assumption updates and other refinements	0	0
Net impact from changes in the U.S. GAAP embedded derivative and hedge positions, after the impact of NPR, DAC and other costs	$(1,446)	$(637)
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)
Net hedging impact represents the difference between the change in fair value of the risk we seek to hedge using derivatives and the change in fair value of the derivatives utilized with respect to that risk.

(3)	Represents risk margins and valuation methodology differences between the economic liability managed by the ALM strategy and the U.S. GAAP liability.

The amounts in the table above exclude the impacts of $952 million of gains and $473 million of losses, for the three months ended March 31, 2020 and 2019, respectively, associated with our capital hedge program which is intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. See “—iii. Capital Hedge Program” below for more information.

For the first quarter of 2020, the loss of $1,446 million primarily reflected the impact of a $1,270 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was primarily driven by an unfavorable impact related to the portions of the U.S. GAAP liability before NPR, that are excluded from our hedge target, primarily driven by widening of credit spreads, declining interest rates (with offsets in changes in the fair value of fixed income instruments that are recorded in OCI versus net income) and unfavorable equity market performance. This decrease was partially offset by an increase in the NPR adjustment driven by widening of credit spreads used in measuring our living benefit liabilities. Also contributing to the net charge was a charge related to the amortization of DAC and other costs of $176 million.

For the first quarter of 2019, the loss of $637 million primarily reflected the impact of a $798 million net charge from the changes in the U.S. GAAP embedded derivative and hedge positions. This net charge was driven by a decrease in the NPR adjustment driven by tightening of credit spreads used in measuring our living benefit liabilities. This decrease was partially offset by a favorable impact related to the portions of the U.S. GAAP liability before NPR, that are excluded from our hedge target, primarily driven by tightening of credit spreads and declining interest rates (with offsets in changes in the fair value of fixed income instruments that are recorded in OCI versus net income), partially offset by favorable equity market performance. The net charge was partially offset by a benefit related to the amortization of DAC and other costs of $161 million.

For information regarding the Risk Appetite Framework we use to evaluate and support the risks of the ALM strategy, see “—Liquidity and Capital Resources—Capital.”

iii. Capital Hedge Program:

We employ a capital hedge program to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. The changes in value of these derivatives are recognized in adjusted operating income over the expected duration of the capital hedge program.

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

	March 31, 2020		December 31, 2019		March 31, 2019
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$92,692	67%	$111,535	68%	$108,390	68%
ALM strategy only(3)	6,188	4%	7,703	5%	7,936	5%
Automatic rebalancing only	644	1%	732	1%	801	1%
External reinsurance(4)	2,617	2%	3,150	2%	3,059	2%
PDI	15,802	11%	16,296	9%	12,649	8%
Other products	1,955	1%	2,457	1%	2,474	2%
Total living benefit/GMDB features	$119,898		$141,873		$135,309
GMDB features and other(5)	19,149	14%	23,055	14%	22,587	14%
Total variable annuity account value	$139,047		$164,928		$157,896
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.

(3)	Excludes PDI which is presented separately within this table.

(4)
Represents contracts subject to a reinsurance transaction with an external counterparty covering certain new Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(5)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating results:
Revenues	$1,530	$1,482
Benefits and expenses	1,550	1,377
Adjusted operating income	(20)	105
Realized investment gains (losses), net, and related adjustments	565	119
Charges related to realized investment gains (losses), net	(418)	(106)
Market experience updates(1)	(294)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(167)	$118
__________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Adjusted operating income decreased $125 million, primarily reflecting lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, and the unfavorable ongoing impact of our annual reviews and update of assumptions and other refinements, partially offset by business growth. Also contributing to the decrease was the absence of a favorable impact in the prior year period from changes in our estimated profitability of the business driven by equity market performance on policyholder accounts. Beginning with the second quarter of 2019, this activity is excluded from adjusted operating income.

Revenues, Benefits and Expenses

Revenues increased $48 million. This increase was primarily driven by higher policy charges and fee income driven by business growth, and an increase in net investment income from higher average invested assets resulting from business growth, partially offset by lower investment yields due to a decline in interest rates.

Benefits and expenses increased $173 million. This increase reflected higher policyholders’ benefits driven by an unfavorable impact from mortality experience, net of reinsurance, and the unfavorable ongoing impact of the assumption update and other refinements, as well as higher interest credited to account balances driven by business growth, as discussed above. Also contributing to the increase was the absence of a favorable impact in the prior year period from changes in our estimated profitability of the business driven by equity market performance on policyholder accounts, as discussed above.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$6	$34	$40	$7	$44	$51
Guaranteed Universal Life(1)	2	27	29	2	19	21
Other Universal Life(1)	7	23	30	9	21	30
Variable Life	20	68	88	16	45	61
Total	$35	$152	$187	$34	$129	$163
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 5% and 6% of Guaranteed Universal Life and 7% and 6% of Other Universal Life annualized new business premiums for the three months ended March 31, 2020 and 2019, respectively. Prior period percentages have been updated to conform to current period presentation.

Total annualized new business premiums for the three months ended March 31, 2020 increased $24 million compared to the prior year period, primarily driven by higher sales of variable life insurance products, as a result of product design and pricing actions, partially offset by lower sales of term life products.

U.S. Businesses—Assurance IQ Division
Assurance IQ

Operating Results

The following table sets forth Assurance IQ’s operating results for the period indicated.

Three Months Ended March 31, 2020
(in millions)
Operating results:
Revenues	$60
Expenses	83
Adjusted operating income	(23)
Other adjustments(1)	45
Income (loss) before income taxes and equity in earnings of operating joint ventures	$22
 __________

(1)
“Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

The acquisition of Assurance IQ was completed in October 2019. Adjusted operating income for the first quarter of 2020 was $(23) million, reflecting revenues, net of marketing and distribution expenses, primarily related to our health (Health Under 65) and life insurance product lines. Results also included operating expenses and amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information).

Revenues and Expenses

Revenues were $60 million, primarily reflecting commissions and marketing referral revenues from our health (Health Under 65) and life insurance product lines. Expenses were $83 million driven by marketing and distribution costs, general and administrative operating expenses, and amortization expenses related to intangible assets.

International Businesses

Business Update

•
In April 2020, we entered into a definitive agreement with KB Financial Group, Inc., a Korean financial services provider, to sell The Prudential Life Insurance Company of Korea, Ltd. (“POK”) for cash consideration of approximately $1.9 billion at current exchange rates, to be paid at closing. The transaction is consistent with our strategic focus internationally on Japan and higher-growth emerging markets around the world. The transaction is expected to close by the end of 2020, subject to regulatory approvals and customary closing conditions. In the second quarter of 2020, we will report our investment in POK as “held for sale” and expect to recognize a $600 million after-tax charge to earnings to adjust the book value of POK to the market value reflected in the purchase price (see Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information). Effective in the second quarter of 2020, the results of this business and the impact of the anticipated sale will be reflected in the Divested and Run-off Businesses that are included in Corporate and Other. We intend to use the proceeds of the transaction for general corporate purposes.

•	We are exploring strategic options for our Taiwanese insurance business, which may include a sale.

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rates used were Japanese yen at a rate of 104 yen per USD and Korean won at a rate of 1,090 won per USD, both of which were determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating results:
Revenues:
Life Planner	$3,244	$3,175
Gibraltar Life and Other	2,918	2,977
Total revenues	6,162	6,152
Benefits and expenses:
Life Planner	2,827	2,694
Gibraltar Life and Other	2,584	2,536
Total benefits and expenses	5,411	5,230
Adjusted operating income:
Life Planner	417	481
Gibraltar Life and Other	334	441
Total adjusted operating income	751	922
Realized investment gains (losses), net, and related adjustments(1)	381	532
Charges related to realized investment gains (losses), net	(8)	0
Market experience updates(2)	(15)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	4	(30)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,113	$1,424
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Adjusted operating income from our Life Planner operations decreased $64 million, including a $0 million net impact from currency fluctuations, inclusive of the currency hedging program discussed above, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments and lower investment yields. Also contributing to the decrease were higher expenses driven by updates to legal reserves, as well as higher costs related to business growth and business initiatives, and lower underwriting results driven by an unfavorable impact from mortality experience. These decreases were partially offset by the growth of business in force in our Japan and Brazil operations.

Adjusted operating income from our Gibraltar Life and Other operations decreased $107 million, including a net unfavorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations decreased $104 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments and lower investment yields. Also contributing to the decrease were lower earnings from our joint venture investments due to market performance, as well as higher expenses, including costs associated with business initiatives.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations increased $69 million, including a net unfavorable impact of $45 million from currency fluctuations. Excluding this item, revenues increased $114 million, primarily driven by higher premiums attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $133 million, including a net favorable impact of $45 million from currency fluctuations. Excluding this item, benefits and expenses increased $178 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by an unfavorable impact from mortality experience as well as business growth. Also contributing to the increase were higher expenses driven by updates to legal reserves, as well as higher costs related to business growth and business initiatives.

Revenues from our Gibraltar Life and Other operations decreased $59 million, including a net favorable impact of $1 million from currency fluctuations. Excluding this item, revenues decreased $60 million, primarily reflecting lower net investment results driven by lower income on non-coupon investments and lower investment yields due to a decline in interest rates. Also contributing to the decrease was lower other income driven by an unfavorable impact from our joint venture investments due to market performance.

Benefits and expenses of our Gibraltar Life and Other operations increased $48 million, including a net unfavorable impact of $4 million from currency fluctuations. Excluding this item, benefits and expenses increased $44 million, primarily driven by higher expenses, including costs associated with business initiatives, and higher policyholders’ benefits, including changes in reserves.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$378	$404
Gibraltar Life and Other	307	323
Total	$685	$727
On a constant exchange rate basis:
Life Planner	$386	$408
Gibraltar Life and Other	309	325
Total	$695	$733

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

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$207	$26	$121	$32	$386	$235	$36	$116	$21	$408
Gibraltar Life and Other:
Life Consultants	$82	$9	$18	$22	$131	$87	$11	$23	$45	$166
Banks(2)	120	0	10	2	132	94	0	9	5	108
Independent Agency	22	1	21	2	46	31	3	9	8	51
Subtotal	224	10	49	26	309	212	14	41	58	325
Total	$431	$36	$170	$58	$695	$447	$50	$157	$79	$733
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 4% and 67%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2020, and 0% and 65%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2019.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $22 million, primarily reflecting lower sales in Japan driven by the corporate product tax rule change effective July 2019, partially offset by higher sales of USD-denominated protection products supported by growth in Life Planner headcount. Also partially offsetting the decrease was higher sales in our Korea, Taiwan and Brazil operations driven by growth in Life Planner headcount.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $16 million. Life Consultants sales decreased $35 million, primarily reflecting lower sales of USD-denominated fixed annuity products driven by declines in crediting rates and lower Life Consultant headcount. Independent Agency sales decreased $5 million, primarily driven by the suspension of corporate term products in the first quarter of 2019, and lower sales of USD-denominated fixed annuity products, partially offset by higher sales of USD-denominated protection products. These decreases were partially offset by a $24 million increase in Bank channel sales primarily driven by higher sales of USD-denominated protection products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Operating results:
Capital debt interest expense	$(198)	$(199)
Investment income, net of operating debt interest expense	28	44
Pension and employee benefits	50	24
Other corporate activities(1)	(222)	(281)
Adjusted operating income	(342)	(412)
Realized investment gains (losses), net, and related adjustments	(40)	(50)
Charges related to realized investment gains (losses), net	21	(6)
Market experience updates(2)	8	0
Divested and Run-off Businesses	80	174
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	22	(8)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(251)	$(302)
__________

(1)	Includes consolidating adjustments.

(2)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. The Company had historically recognized these impacts in adjusted operating income. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $70 million. Net charges from other corporate activities decreased $59 million, primarily driven by lower costs for deferred and long-term compensation plans tied to Company stock and equity market performance, reflecting certain changes implemented in the fourth quarter of 2019 to reduce market-based earnings volatility. The decrease also reflected favorable results of $26 million from pension and employee benefits, primarily driven by a decrease in employee health benefit costs. Investment income, net of operating debt interest expense, decreased $16 million, driven by lower income on highly liquid assets.

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

	Three Months Ended March 31,
	2020	2019
	(in millions)
Long-Term Care	$81	$164
Other	(1)	10
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$80	$174

Long-Term Care. Results for the first quarter of 2020 decreased compared to the prior year period, reflecting an unfavorable comparative change in the market value of investments in equity securities, an increase in reserves as a result of an unlocking of assumptions driven by a decline in interest rates in the current period, and lower underwriting results driven by unfavorable policy experience. These decreases were partially offset by higher net realized investment gains in the current period driven by more favorable changes in the market value of derivatives used for duration management.

Closed Block Division

The Closed Block division includes certain in-force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies (collectively the “Closed Block”), as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information.

Each year, the Board of Directors of The Prudential Insurance Company of America (“PICA”) determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains (losses), mortality experience and other factors. Although the Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by U.S. GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block division will include any change in our policyholder dividend obligation that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expected in addition to the actual policyholder dividends declared by the Board of Directors of PICA.

As of March 31, 2020, the excess of actual cumulative earnings over the expected cumulative earnings was $2,320 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $3,208 million at March 31, 2020, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in millions)
U.S. GAAP results:
Revenues	$677	$1,374
Benefits and expenses	678	1,393
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1)	$(19)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

 Loss before income taxes and equity in earnings of operating joint ventures decreased $18 million. Net investment activity results decreased primarily reflecting a decrease in other income, driven by unfavorable changes in the value of equity securities, partially offset by an increase in realized investment gains, driven by an increase in the value of derivatives used in risk management activities. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2020 dividend scale. As a result of the above and other variances, a $483 million reduction in the policyholder dividend obligation was recorded in the first quarter of 2020, compared to a $123 million increase in the first quarter of 2019. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Revenues decreased $697 million primarily driven by a decrease in other income, partially offset by an increase in net realized investment gains, as discussed above.

Benefits and expenses decreased $715 million primarily driven by a decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Retirement:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$(289)	$326
Change in experience-rated contractholder liabilities due to asset value changes	327	(279)
Gains (losses), net, on experienced rated contracts(2)(3)	$38	$47
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(336)	$124
Change in experience-rated contractholder liabilities due to asset value changes	336	(124)
Gains (losses), net, on experienced rated contracts	$0	$0
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$(625)	$450
Change in experience-rated contractholder liabilities due to asset value changes	663	(403)
Gains (losses), net, on experienced rated contracts(2)(3)	$38	$47
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

(2)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $14 million and $24 million as of March 31, 2020 and 2019, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(3)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are a decrease of $37 million and an increase of $29 million for the three months ended March 31, 2020 and 2019, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division. We believe the amounts excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

	As of March 31, 2020				As of December 31, 2019
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$349,179	$4,525	$40,535	$1,059	$349,720	$3,570	$41,376	$745
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	19,031	804	0	0	19,530	730	0	0
Equity securities	1,466	0	0	0	1,790	0	0	0
All other(2)	893	7	0	0	261	0	0	0
Subtotal	21,390	811	0	0	21,581	730	0	0
Fixed maturities, trading	3,403	240	218	9	3,628	275	256	12
Equity securities	4,348	527	1,691	67	5,140	557	2,245	76
Commercial mortgage and other loans	670	0	0	0	228	0	0	0
Other invested assets(3)	3,763	581	1	0	1,433	567	0	0
Short-term investments	6,013	43	99	10	3,789	119	147	36
Cash equivalents	20,640	1	532	0	8,855	99	151	32
Other assets	382	382	0	0	113	113	0	0
Separate account assets	249,044	1,528	0	0	288,724	1,717	0	0
Total assets	$658,832	$8,638	$43,076	$1,145	$683,211	$7,747	$44,175	$901
Future policy benefits	$27,935	$27,935	$0	$0	$12,831	$12,831	$0	$0
Policyholders’ account balances	1,206	1,206	0	0	1,316	1,316	0	0
Other liabilities(3)	925	47	25	0	928	105	8	0
Notes issued by consolidated variable interest entities (“VIEs”)	799	799	0	0	800	800	0	0
Total liabilities	$30,865	$29,987	$25	$0	$15,875	$15,052	$8	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.3% and 2.7%, respectively, as of March 31, 2020, and 1.1% and 2.0%, respectively, as of December 31, 2019.

(2)	“All other” represents cash equivalents and short-term investments.

(3)	“Other invested assets” and “Other liabilities” primarily include derivatives. The amounts include the impact of netting subject to master netting agreements.

The determination of fair value, which for certain assets and liabilities is dependent on the application of estimates and assumptions, can have a significant impact on our results of operations and may require the application of a greater degree of judgment depending on market conditions, as the ability to value assets and liabilities can be significantly impacted by a decrease in market activity or a lack of transactions executed in an orderly manner. The continued impact of the COVID-19 pandemic on the global economy may have adverse effects on the valuation of assets and liabilities. Due to the highly uncertain nature of these conditions, it is not possible to estimate the overall impacts at this time.

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.9 billion of public fixed maturities as of March 31, 2020, with values primarily based on indicative broker quotes, and approximately $3.6 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

For additional information about the valuation techniques and the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	March 31, 2020
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$298,348	65.1%	$29,226	$327,574
Public, held-to-maturity, at amortized cost, net of allowance	1,672	0.4	0	1,672
Private, available-for-sale, at fair value	50,289	11.0	11,309	61,598
Private, held-to-maturity, at amortized cost, net of allowance	223	0.1	0	223
Fixed maturities, trading, at fair value	2,254	0.5	218	2,472
Assets supporting experience-rated contractholder liabilities, at fair value	21,580	4.7	0	21,580
Equity securities, at fair value	3,921	0.8	1,691	5,612
Commercial mortgage and other loans, at book value, net of allowance	54,423	11.9	8,439	62,862
Policy loans, at outstanding balance	7,889	1.7	4,210	12,099
Other invested assets, net of allowance(1)	9,426	2.1	3,336	12,762
Short-term investments, net of allowance	7,767	1.7	178	7,945
Total general account investments	457,792	100.0%	58,607	516,399
Invested assets of other entities and operations(2)	8,277		0	8,277
Total investments	$466,069		$58,607	$524,676

	December 31, 2019
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$296,382	64.9%	$29,011	$325,393
Public, held-to-maturity, at amortized cost	1,705	0.4	0	1,705
Private, available-for-sale, at fair value	52,750	11.6	12,365	65,115
Private, held-to-maturity, at amortized cost	228	0.1	0	228
Fixed maturities, trading, at fair value	2,467	0.5	256	2,723
Assets supporting experience-rated contractholder liabilities, at fair value	21,597	4.7	0	21,597
Equity securities, at fair value	4,586	1.0	2,245	6,831
Commercial mortgage and other loans, at book value, net of allowance	54,671	12.0	8,629	63,300
Policy loans, at outstanding balance	7,832	1.7	4,264	12,096
Other invested assets(1)	9,210	2.0	3,334	12,544
Short-term investments	5,223	1.1	227	5,450
Total general account investments	456,651	100.0%	60,331	516,982
Invested assets of other entities and operations(2)	5,778		0	5,778
Total investments	$462,429		$60,331	$522,760
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2020 was primarily due to the reinvestment of net investment income and net business inflows, partially offset by a decrease in fair value due to overall interest rate increases driven by credit spread widening that was only partially offset by other rate declines. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of both March 31, 2020 and December 31, 2019, 42% of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$144,121	$142,220
Public, held-to-maturity, at amortized cost, net of allowance	1,672	1,705
Private, available-for-sale, at fair value	18,290	19,189
Private, held-to-maturity, at amortized cost, net of allowance	223	228
Fixed maturities, trading, at fair value	431	492
Assets supporting experience-rated contractholder liabilities, at fair value	2,463	2,777
Equity securities, at fair value	1,855	2,185
Commercial mortgage and other loans, at book value, net of allowance	18,987	19,138
Policy loans, at outstanding balance	2,952	2,859
Other invested assets(1)	2,618	2,187
Short-term investments	519	165
Total Japanese general account investments	$194,131	$193,145

__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first three months of 2020 was primarily attributable to the reinvestment of net investment income and net business inflows, partially offset by a decrease in fair value due to overall interest rate increases driven by credit spread widening that was only partially offset by other rate declines.

As of March 31, 2020, our Japanese insurance operations had $80.1 billion, at carrying value, of investments denominated in U.S. dollars, including $1.9 billion that were hedged to yen through third-party derivative contracts and $66.3 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2019, our Japanese insurance operations had $77.1 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $62.4 billion that support liabilities denominated in U.S. dollars, with the remainder hedging our foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $3.0 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2019 was primarily attributable to a decrease in the U.S. treasury bond rates, portfolio growth as a result of net business inflows and reinvestment of net investment income.

Our Japanese insurance operations had $8.5 billion and $9.9 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2020 and December 31, 2019, respectively. The $1.4 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2019 was primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar and run off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended March 31, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.52%	$1,895	2.76%	$946	3.73%	$2,841	$399	$3,240
Assets supporting experience-rated contractholder liabilities	3.39	160	3.20	21	3.37	181	0	181
Equity securities	2.00	11	1.10	6	1.57	17	12	29
Commercial mortgage and other loans	4.01	355	3.99	189	4.00	544	93	637
Policy loans	5.12	63	3.99	29	4.70	92	61	153
Short-term investments and cash equivalents	1.28	71	1.62	7	1.31	78	3	81
Gross investment income	4.06	2,555	2.90	1,198	3.60	3,753	568	4,321
Investment expenses	(0.12)	(85)	(0.14)	(68)	(0.13)	(153)	(43)	(196)
Investment income after investment expenses	3.94%	2,470	2.76%	1,130	3.47%	3,600	525	4,125
Other invested assets(3)		81		(27)		54	20	74
Investment results of other entities and operations(4)		3		0		3	0	3
Total investment income		$2,554		$1,103		$3,657	$545	$4,202

	Three Months Ended March 31, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.61%	$1,848	2.83%	$937	3.80%	$2,785	$419	$3,204
Assets supporting experience-rated contractholder liabilities	3.50	165	3.14	20	3.46	185	0	185
Equity securities	2.37	12	1.43	7	1.90	19	11	30
Commercial mortgage and other loans	3.98	332	3.81	165	3.92	497	95	592
Policy loans	5.11	62	3.85	26	4.66	88	63	151
Short-term investments and cash equivalents	2.70	95	2.90	8	2.71	103	9	112
Gross investment income	4.31	2,514	2.94	1,163	3.76	3,677	597	4,274
Investment expenses	(0.13)	(106)	(0.13)	(68)	(0.13)	(174)	(54)	(228)
Investment income after investment expenses	4.18%	2,408	2.81%	1,095	3.63%	3,503	543	4,046
Other invested assets(3)		38		51		89	20	109
Investment results of other entities and operations(4)		61		0		61	0	61
Total investment income		$2,507		$1,146		$3,653	$563	$4,216
__________

(1)
For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost, net of allowance. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets.

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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.55% and 3.71% for the three months ended March 31, 2020 and 2019, respectively.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily the result of lower fixed income reinvestment rates and lower returns on short-term investments based on a decrease in short-term rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $51.9 billion and $44.9 billion for the three months ended March 31, 2020 and 2019, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $7.9 billion and $9.1 billion for the three months ended March 31, 2020 and 2019, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division and the Closed Block division by investment type as well as “Charges related to realized investment gains (losses), net” and adjustments, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity(2)	$(3)	$0
Due to securities actively marketed for sale(2)	(69)	(1)
Due to credit or adverse conditions of the respective issuer(1)(3)	N/A	(30)
Allowance for credit losses on fixed maturities(1)(3)	(150)	N/A
Net gains (losses) on sales and maturities	311	269
Fixed maturity securities(4)	89	238
Commercial mortgage and other loans	6	(3)
Derivatives	1,109	(1,006)
OTTI losses on other invested assets recognized in earnings(3)	N/A	0
Allowance for credit losses on other invested assets(3)	(4)	N/A
Other net gains (losses)	(3)	1
Other	(7)	1
Subtotal	1,197	(770)
Investment results of other entities and operations(5)	214	(52)
Total — PFI excluding Closed Block Division	1,411	(822)
Related adjustments(6)	(1,306)	210
Realized investment gains (losses), net, and related adjustments(6)	105	(612)
Charges related to realized investment gains (losses), net	(803)	25
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments(6)	$(698)	$(587)
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity(2)	$(9)	$0
Due to securities actively marketed for sale(2)	(10)	0
Due to credit or adverse conditions of the respective issuer(1)(3)	N/A	(4)
Allowance for credit losses on fixed maturities(1)(3)	(8)	N/A
Net gains (losses) on sales and maturities	96	26
Fixed maturity securities(4)	69	22
Commercial mortgage and other loans	4	0
Derivatives	184	39
OTTI losses on other invested assets recognized in earnings(3)	N/A	0
Allowance for credit losses on other invested assets(3)	0	N/A
Other net gains (losses)	(1)	(5)
Other	(1)	(5)
Subtotal — Closed Block Division	256	56
Consolidated PFI realized investment gains (losses), net	$1,667	$(766)
__________

(1)
Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused or will lead to a deficiency in the contractual cash flows related to the investment. The amount of the impairment or allowance recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment (2019) or allowance (2020).

(2)	Represents the difference between the fair value of the debt security and the amortized cost at the time of the write-down.

(3)	Effective January 1, 2020, due to the implementation of ASU 2016-13, OTTI is no longer recorded.

(4)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

(5)	Includes “realized investment gains (losses), net” of our investment management operations.

(6)	Prior period amounts have been updated to conform to current period presentation.

Net gains on sales and maturities of fixed maturity securities were $311 million and $269 million for the first quarter of 2020 and 2019, respectively, primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments from interest rate declines during the investment holding period.

Fixed maturity security allowance for credit losses was $150 million in the first quarter of 2020 and was concentrated in the energy and communications sectors within corporate securities and foreign government securities. This credit loss allowance was primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity credit impairments were $30 million in the first quarter of 2019 and were concentrated in the utility and energy sectors within corporate securities. These credit impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Net realized gains on derivative instruments of $1,109 million for the first quarter of 2020 primarily included:

•	$2,355 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$1,113 million of gains on capital hedges due to decreases in equity indices;

•	$1,001 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound and due to USD interest rates declining more than foreign rates; and

•	$33 million of gains for fees earned on fee-based synthetic guaranteed investment contracts (“GICs”);

Partially offsetting these gains were:

•	$3,390 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and

•	$41 million of losses on credit default swaps primarily due to spreads widening.

Net realized losses on derivative instruments of $1,006 million for the first quarter of 2019 primarily included:

•	$1,201 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and

•	$487 million of losses on capital hedges due to increases in equity indices;

Partially offsetting these losses were:

•	$428 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$102 million of gains on foreign currency hedges due to U.S. dollar appreciation;

•	$68 million of gains on credit default swaps primarily due to spreads tightening; and

•	$36 million of gains for fees earned on fee-based synthetic GICs.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the first quarter of 2020 reflected related adjustments of net negative $1,306 million primarily due to settlements on interest rate and currency derivatives as well as changes in the fair value of equity securities and fixed income securities designated as trading which are recorded in “Other income (loss).” Results for the first quarter of 2019 reflected related adjustments of net positive $210 million primarily due to changes in the fair value of equity securities which are recorded in “Other income (loss).”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the first quarter of 2020 reflected a net related charge of $803 million, compared to a net related benefit of $25 million for the first quarter of 2019. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

Credit Losses

The level of credit losses generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of credit losses have been specific to each individual issuer and have not directly resulted in credit losses to other securities within the same industry or geographic region. We may also realize additional credit and interest rate-related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

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

For LPs/LLCs accounted for using the equity method, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19

The continued impact of COVID-19 on the global economy and corporate credit may result in losses and credit migration in our investment portfolio. Due to the highly uncertain nature of these conditions, it is not possible to estimate the overall impacts at this time. We believe our investment portfolio has been diligently constructed with a strong focus on ALM discipline, risk management, and capital preservation; and although certain industries will likely be more impacted by COVID-19 driven market conditions, we expect to benefit from our experience in managing highly specialized asset classes through multiple credit cycles. The following represents some of the sectors in our investment portfolio most impacted by COVID-19.
Energy Related Investments
As of March 31, 2020, PFI excluding the Closed Block division had energy related exposure with a market value of approximately $11 billion including a net unrealized loss of approximately $1 billion, which was reflected in AOCI. This $11 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and was comprised of the midstream (40%), integrated energy (24%), independent energy (23%), oil field services (7%) and refining (6%) sub-sectors. As of March 31, 2020, the credit quality of energy sector fixed maturity securities was 82% investment grade and 18% below investment grade. Energy investment realized losses were approximately $52 million from write-downs and $79 million from credit loss allowances for the quarter ended March 31, 2020. Our investments in the energy sector could experience future valuation declines or losses if energy prices maintain their recent levels or continue to decline for an extended period of time. Our assessment that securities are other-than temporarily impaired may change due to new developments, including those developments related to COVID-19.
Consumer Cyclical Related Investments
As of March 31, 2020, PFI excluding the Closed Block division had consumer cyclical related exposure with a market value of approximately $11 billion including a net unrealized gain of less than $1 billion, which was reflected in AOCI. This $11 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and included exposures in retail (37%), automotive (20%), restaurants (8%), leisure (8%), gaming (3%) and lodging (2%). As of March 31, 2020, the credit quality of consumer cyclical sector fixed maturity securities was 78% investment grade and 22% below investment grade. For additional information regarding “—Retail Related Investments,” see below.

Retail Related Investments

As of March 31, 2020, PFI excluding the Closed Block division had retail-related investments of approximately $12 billion consisting primarily of $5 billion of corporate fixed maturities of which 90% was investment grade (also included in “—Consumer Cyclical Related Investments”); $6 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 51% and weighted-average debt service coverage ratio of 2.45 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs. In addition, we held approximately $11 billion of commercial mortgage-backed securities, of which approximately 79% and 21% were rated AAA (super senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.
Airline Related Investments

As of March 31, 2020, PFI excluding the Closed Block division had $0.1 billion of airline related corporate fixed maturities within the transportation sector of which 99% was investment grade.
General Account Investments of PFI excluding Closed Block Division

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial, Inc. because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

Fixed Maturity Securities

In the following sections, we provide details about our fixed maturity securities portfolio, which excludes fixed maturity securities classified as assets supporting experience-rated contractholder liabilities and classified as trading.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	March 31, 2020					December 31, 2019
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses (5)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Finance	$35,665	$1,955	$656	$0	$36,964	$34,710	$2,796	$85	$37,421
Consumer non-cyclical	25,442	2,811	429	3	27,821	24,941	2,846	112	27,675
Utility	22,809	2,154	351	4	24,608	22,341	2,498	81	24,758
Capital goods	12,339	865	409	1	12,794	12,287	1,150	83	13,354
Consumer cyclical	11,189	730	566	2	11,351	10,871	994	45	11,820
Foreign agencies	5,048	758	125	0	5,681	5,649	928	10	6,567
Energy	12,745	408	1,713	79	11,361	12,922	1,126	186	13,862
Communications	6,099	795	151	23	6,720	5,916	939	34	6,821
Basic industry	5,834	373	184	0	6,023	5,866	497	38	6,325
Transportation	9,519	651	307	0	9,863	9,443	833	34	10,242
Technology	3,359	223	77	0	3,505	3,395	278	13	3,660
Industrial other	3,995	367	210	0	4,152	3,894	351	33	4,212
Total corporate securities	154,043	12,090	5,178	112	160,843	152,235	15,236	754	166,717
Foreign government(2)	97,078	19,572	103	38	116,509	97,880	20,658	63	118,475
Residential mortgage-backed(3)	3,087	199	8	0	3,278	2,955	154	1	3,108
Asset-backed	10,621	84	430	0	10,275	9,832	123	34	9,921
Commercial mortgage-backed	10,207	479	17	0	10,669	10,211	441	9	10,643
U.S. Government	26,373	9,786	2	0	36,157	24,938	4,511	94	29,355
State & Municipal	9,636	1,289	19	0	10,906	9,593	1,327	7	10,913
Total fixed maturities, available-for-sale(4)(5)	$311,045	$43,499	$5,757	$150	$348,637	$307,644	$42,450	$962	$349,132
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2) As of March 31, 2020 and December 31, 2019, based on amortized cost, 77% and 76%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 11% of the balance.
(3) As of March 31, 2020 and December 31, 2019, based on amortized cost, 96% and more than 99% were rated A or higher, respectively.
(4) Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5) Effective January 1, 2020, due to the implementation of ASU 2016-13, an allowance for credit losses is now presented for available-for-sale securities. Prior period amounts have been updated to exclude held-to-maturity securities to conform to current period presentation.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	March 31, 2020					December 31, 2019
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Finance	$624	$57	$0	$681	$9	$628	$64	$0	$692
Foreign agencies	0	0	0	0	0	21	0	0	21
Basic industry	83	2	0	85	0	83	2	0	85
Total corporate securities	707	59	0	766	9	732	66	0	798
Foreign government(2)	896	263	0	1,159	0	891	282	0	1,173
Residential mortgage-backed(3)	301	23	0	324	0	310	21	0	331
Total fixed maturities, held-to-maturity(4)	$1,904	$345	$0	$2,249	$9	$1,933	$369	$0	$2,302
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	As of both March 31, 2020 and December 31, 2019, based on amortized cost, 98% represent Japanese government bonds held by our Japanese insurance operations.

(3)	As of both March 31, 2020 and December 31, 2019, based on amortized cost, all were rated A or higher.

(4)
Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The decrease in net unrealized gains from December 31, 2019 to March 31, 2020 was primarily due to credit spread widening and the translation impact of the Japanese yen strengthening against the U.S. dollar, partially offset by a decrease in U.S. interest rates.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2020					December 31, 2019
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	Allowance for Credit Losses(7)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$231,376	$39,633	$1,229	$0	$269,780	$232,039	$35,923	$287	$267,675
2	62,747	3,312	2,688	0	63,371	59,114	5,198	384	63,928
Subtotal High or Highest Quality Securities(4)	294,123	42,945	3,917	0	333,151	291,153	41,121	671	331,603
3	9,982	269	897	2	9,352	10,033	854	93	10,794
4	5,330	109	697	65	4,677	4,914	248	98	5,064
5	1,336	154	230	46	1,214	1,280	196	83	1,393
6	274	22	16	37	243	264	31	17	278
Subtotal Other Securities(5)(6)	16,922	554	1,840	150	15,486	16,491	1,329	291	17,529
Total fixed maturities, available-for-sale(7)	$311,045	$43,499	$5,757	$150	$348,637	$307,644	$42,450	$962	$349,132
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of March 31, 2020 and December 31, 2019, 882 securities with amortized cost of $3,964 million (fair value, $3,780 million) and 796 securities with amortized cost of $3,073 million (fair value, $3,130 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
As of March 31, 2020, includes gross unrealized losses of $1,179 million on public fixed maturities and $661 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2019, includes gross unrealized losses of $188 million on public fixed maturities and $103 million on private fixed maturities considered to be other than high or highest quality.

(4)
On an amortized cost basis, as of March 31, 2020, includes $250,593 million of public fixed maturities and $43,530 million of private fixed maturities and, as of December 31, 2019, includes $248,179 million of public fixed maturities and $42,974 million of private fixed maturities.

(5)
On an amortized cost basis, as of March 31, 2020, includes $9,206 million of public fixed maturities and $7,716 million of private fixed maturities and, as of December 31, 2019, includes $9,049 million of public fixed maturities and $7,442 million of private fixed maturities.

(6)
On an amortized cost basis, as of March 31, 2020, securities considered below investment grade based on lowest of external rating agency ratings total $17,975 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

(7)
Effective January 1, 2020, due to the implementation of ASU 2016-13, an allowance for credit losses is now presented for available-for-sale securities. Prior period amounts have been updated to exclude held-to-maturity securities to conform to current period presentation.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2020					December 31, 2019
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$1,713	$329	$0	$2,042	$4	$1,743	$351	$0	$2,094
2	191	16	0	207	5	190	18	0	208
Subtotal High or Highest Quality Securities(3)	1,904	345	0	2,249	9	1,933	369	0	2,302
3	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,904	$345	$0	$2,249	$9	$1,933	$369	$0	$2,302
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)	As of both March 31, 2020 and December 31, 2019, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.

(3)
On an amortized cost basis, as of March 31, 2020, includes $1,681 million of public fixed maturities and $223 million of private fixed maturities and, as of December 31, 2019, includes $1,705 million of public fixed maturities and $228 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	March 31, 2020				December 31, 2019
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$10,038	$9,635	$8,146	$8,408	$9,381	$9,377	$8,128	$8,454
AA	440	442	2,047	2,247	288	304	2,068	2,173
A	5	5	5	5	5	6	6	7
BBB	5	4	9	9	12	12	9	9
BB and below	133	189	0	0	146	222	0	0
Total(4)	$10,621	$10,275	$10,207	$10,669	$9,832	$9,921	$10,211	$10,643
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2020, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”).

(2)	Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans, home equity loans, and other asset types.

(3)	As of both March 31, 2020 and December 31, 2019, based on amortized cost, 97% were securities with vintages of 2013 or later.

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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2020		December 31, 2019
	Collateralized Loan Obligations
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,997	$7,593	$7,294	$7,271
AA	0	0	0	0
A	0	0	0	0
BBB	0	0	0	0
BB and below	0	0	0	0
Total(2)(3)	$7,997	$7,593	$7,294	$7,271
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2020, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”).

(2)	There was no allowance for credit losses as of March 31, 2020.

(3)
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in millions)
Commercial mortgage and agricultural property loans	$53,709	$53,928
Uncollateralized loans	660	656
Residential property loans	115	124
Other collateralized loans	146	65
Total recorded investment gross of allowance(1)	54,630	54,773
Allowance for credit losses	(207)	(102)
Total net commercial mortgage and other loans(2)	$54,423	$54,671
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both March 31, 2020 and December 31, 2019.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	March 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,258	34.0%	$18,061	33.5%
South Atlantic	8,828	16.4	8,943	16.6
Middle Atlantic	6,605	12.3	6,664	12.4
East North Central	3,283	6.1	3,413	6.3
West South Central	5,467	10.2	5,439	10.1
Mountain	2,448	4.6	2,442	4.5
New England	1,677	3.1	1,902	3.5
West North Central	508	0.9	454	0.8
East South Central	545	1.0	622	1.2
Subtotal-U.S.	47,619	88.6	47,940	88.9
Europe	3,869	7.2	3,781	7.0
Asia	950	1.8	886	1.6
Other	1,271	2.4	1,321	2.5
Total commercial mortgage and agricultural property loans	$53,709	100.0%	$53,928	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	March 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,181	22.7%	$12,224	22.7%
Retail	6,249	11.6	6,524	12.1
Office	10,794	20.1	11,203	20.8
Apartments/Multi-Family	15,526	28.9	15,176	28.1
Agricultural properties	3,046	5.7	2,856	5.3
Hospitality	2,056	3.8	2,066	3.8
Other	3,857	7.2	3,879	7.2
Total commercial mortgage and agricultural property loans	$53,709	100.0%	$53,928	100.0%

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

As of March 31, 2020, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.47 times and a weighted-average loan-to-value ratio of 56%. As of March 31, 2020, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2020, the weighted-average debt service coverage ratio was 2.87 times, and the weighted-average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $0.7 billion and $1.8 billion of such loans as of March 31, 2020 and December 31, 2019, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of March 31, 2020 and December 31, 2019, there were $1.6 million and $0 million, respectively, of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2020
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$28,491	$657	$150	$29,298
60%-69.99%	14,724	905	141	15,770
70%-79.99%	7,690	656	28	8,374
80% or greater	168	97	2	267
Total commercial mortgage and agricultural property loans	$51,073	$2,315	$321	$53,709

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	March 31, 2020
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2020	$1,644	3.1%
2019	9,645	18.0
2018	8,611	16.0
2017	7,114	13.2
2016	6,360	11.8
2015	5,797	10.8
2014	4,769	8.9
2013 & Prior	9,769	18.2
Total commercial mortgage and agricultural property loans	$53,709	100.0%

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

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, other collateralized loans and uncollateralized loans.

For commercial mortgage and agricultural mortgage loans, the allowance is calculated using an internally developed CECL model.

Key inputs to the CECL model include unpaid principal balances, internal credit ratings, annual expected loss factors, average lives of the loans adjusted for prepayment considerations, current and historical interest rate assumptions and other factors influencing the Company’s view of the current stage of the economic cycle and future economic conditions. Subjective considerations include a review of whether historical loss experience is representative of current market conditions and the Company’s view of the credit cycle. Model assumptions and factors are reviewed and updated as appropriate.

When individual loans no longer have the credit risk characteristics of the commercial or agricultural mortgage loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The CECL allowance for other collateralized and uncollateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans.

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in millions)
Allowance, beginning of year	$102	$106
Cumulative effect of adoption of ASU 2016-13	101	0
Addition to (release of) allowance for credit losses	1	(4)
Write-downs charged against the allowance	0	0
Recoveries of amounts previously written-down	0	N/A
Change in foreign exchange	0	0
Other	3	0
Allowance, end of period	$207	$102

The allowance for credit losses as of March 31, 2020 increased compared to December 31, 2019, primarily due to the cumulative effect of adopting ASU 2016-13.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$913	$90	$9	$994	$817	$258	$1	$1,074
Other Common Stocks	2,425	699	242	2,882	2,429	1,091	57	3,463
Non-redeemable Preferred Stocks	52	3	10	45	51	3	5	49
Total equity securities, at fair value(1)	$3,390	$792	$261	$3,921	$3,297	$1,352	$63	$4,586
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $(758) million and $249 million during the three months ended March 31, 2020 and 2019, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,965	$2,740
Hedge funds	1,316	1,362
Real estate-related	811	792
Subtotal equity method	5,092	4,894
Fair value:
Private equity	1,033	990
Hedge funds	1,082	1,233
Real estate-related	49	50
Subtotal fair value	2,164	2,273
Total LPs/LLCs	7,256	7,167
Real estate held through direct ownership(1)	1,356	1,350
Derivative instruments	60	73
Other(2)	754	620
Total other invested assets	$9,426	$9,210
__________

(1)	As of March 31, 2020 and December 31, 2019, real estate held through direct ownership had mortgage debt of $548 million and $537 million, respectively.

(2)
Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	March 31, 2020	December 31, 2019
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$541	$587
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value(1)	1,149	1,161
Equity securities, at fair value	564	691
Commercial mortgage and other loans, at book value(2)	697	259
Other invested assets(1)	5,309	3,062
Short-term investments	16	17
Total investments	$8,277	$5,778
__________

(1)	As of March 31, 2020 and December 31, 2019, balances include investments in CLOs with fair value of $375 million and $438 million, respectively.

(2)	Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” are primarily related to assets associated with consolidated VIEs for which the Company is the investment manager. The assets of the consolidated VIEs are generally offset by liabilities for which the fair value option has been elected. For additional information on these consolidated VIEs, see Note 4 to the Unaudited Interim Consolidated Financial Statements.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 and Related Market Disruptions

During the first quarter of 2020 and continuing into the second quarter, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first quarter we took the following significant management actions to enhance our liquidity and capital position:

•
We issued $1.5 billion of senior notes, with maturities ranging from 2026 to 2040. Of these senior notes, $500 million were issued in the form of “green bonds,” where proceeds are allocated to existing or future investments in assets, businesses or projects that provide environmental benefits, and $1 billion were issued for general corporate purposes, including pre-funding in part our senior notes maturing through 2021;

•
We temporarily suspended Common Stock repurchases under our existing repurchase authorization beginning April 1, 2020, after repurchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. We will continue to evaluate the resumption of share repurchases under our existing Board authorization for 2020;

•
Prudential Legacy Insurance Company of New Jersey issued $800 million of surplus notes under its $4 billion reserve financing facility to enhance the statutory surplus of the Closed Block. This facility, established in 2015, is intended to alleviate any temporary impact to the Closed Block’s surplus due to the timing difference between the mark to market on assets and the decision on the level of the policyholder dividend;

•	We executed additional capital hedges that protect a portion of the capital position of our U.S. insurance subsidiaries against additional declines in the equity markets; and

•	We accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position of our insurance subsidiaries over time.

Liquidity. The Company continues to operate with significant liquid resources. As of March 31, 2020, Prudential Financial had highly liquid assets of $5.3 billion, excluding the net borrowings from an intercompany liquidity account. Nevertheless, the impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of March 31, 2020, all of our significant insurance subsidiaries maintained capital levels consistent with their ratings targets. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available external sources of capital or seeking additional sources.

Liquidity and Capital Risk Management. Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken across the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of Prudential Financial and its subsidiaries.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2020, the Company had $52.4 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2020	December 31, 2019
	(in millions)
Equity(1)	$37,847	$39,076
Junior subordinated debt (including hybrid securities)	7,578	7,575
Other capital debt	7,004	7,001
Total capital	$52,429	$53,652
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2019, the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries.

Ratio(1)
PICA(2)	411%
Prudential Annuities Life Assurance Corporation (“PALAC”)	484%
Composite Major U.S. Insurance Subsidiaries(3)	426%

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2019, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	911%
Gibraltar Life consolidated(2)	929%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available external sources of capital or seeking additional sources. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2019, the Board authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020.

The timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934. We temporarily suspended Common Stock repurchases under our existing repurchase authorization beginning April 1, 2020; however, we will continue to evaluate the resumption of share repurchases under our existing Board authorization for 2020.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2020.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2020	$1.10	$445	6.7	$500

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

We seek to mitigate the risk of having limited or no access to financing due to stressed market conditions by generally pre-funding debt in advance of maturity. In the first quarter of 2020, we issued $1.5 billion of Prudential Financial senior notes, of which $1 billion were issued for general corporate purposes, including pre-funding in part our senior notes maturing through 2021. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed for our major operating subsidiaries. We seek to further mitigate liquidity risk by maintaining our access to alternative sources of liquidity, as discussed below.

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

As of March 31, 2020, Prudential Financial had highly liquid assets with a carrying value totaling $5,992 million, an increase of $888 million from December 31, 2019. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $5,293 million as of March 31, 2020, an increase of $1,232 million from December 31, 2019.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

Sources and Uses of Holding Company Highly Liquid Assets(1):	Three Months Ended March 31
	2020	2019
	(in millions)
Highly Liquid Assets, beginning of period	$4,061	$5,548
Dividends and/or returns of capital from subsidiaries(2)	558	479
Capital contributions to subsidiaries(3)	0	(268)
Total Business Capital Activity	558	211
Share repurchases(4)	(485)	(484)
Common stock dividends(5)	(448)	(420)
Total Share Repurchases and Dividends	(933)	(904)
Proceeds from the issuance of debt	1,486	989
Total Debt Activity(6)	1,486	989
Proceeds from stock-based compensation and exercise of stock options	72	59
Net income tax receipts & payments	31	17
Affiliated (borrowings)/loans - (operating activities)(7)	(33)	(81)
Interest paid on external debt	(208)	(165)
Other, net(6)	259	(129)
Total Other Activity	121	(299)
Net increase/(decrease) in highly liquid assets	1,232	(3)
Highly Liquid Assets, end of period	$5,293	$5,545
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

(2)
2020 includes $241 million from international insurance subsidiaries, $207 million from PALAC, $63 million from PGIM subsidiaries, $43 million from Prudential Annuities Holding Company, and $4 million from other subsidiaries. 2019 includes $245 million from PALAC, $133 million from PGIM subsidiaries, $61 million from international insurance subsidiaries and $40 million from Prudential Annuities Holding Company.

(3)	2019 includes capital contributions of $200 million to PICA and $68 million to PGIM subsidiaries.

(4)	Excludes cash payments made on trades that settled in the subsequent period.

(5)	Includes cash payments made on dividends declared in prior periods.

(6)	“Total Debt Activity” excludes changes in PFI Commercial Paper. These changes are captured in “Other, net” in the “Total Other Activity” section.
(7) Represent loans to and from affiliated subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first three months of 2020, Prudential Financial received returns of capital of $207 million from PALAC and dividends of $43 million from Prudential Annuities Holding Company.

International insurance subsidiaries. During the first three months of 2020, Prudential Financial received dividends of $241 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first three months of 2020, Prudential Financial received dividends and returns of capital of $63 million from PGIM subsidiaries and dividends of $4 million from other subsidiaries.
Restriction on dividends and returns of capital from subsidiaries. Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Further, as discussed above, recent market conditions could negatively impact capital positions of our insurance companies, which could further restrict their ability to pay dividends. More generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors.

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

See Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, for information on specific dividend restrictions.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2020
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2019
	(in billions)
Cash and short-term investments	$9.4	$0.8	$1.3	$16.0	$0.7	$28.2	$11.9
Fixed maturity investments(1):
High or highest quality	126.6	36.7	19.0	15.1	5.3	202.7	201.3
Other than high or highest quality	6.7	2.5	1.1	0.6	0.3	11.2	12.2
Subtotal	133.3	39.2	20.1	15.7	5.6	213.9	213.5
Public equity securities, at fair value	0.2	1.7	0.0	0.1	0.0	2.0	2.5
Total	$142.9	$41.7	$21.4	$31.8	$6.3	$244.1	$227.9

__________

(1)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2020
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2019
	(in billions)
Cash and short-term investments	$1.3	$3.9	$1.9	$7.1	$5.0
Fixed maturity investments(3):
High or highest quality(4)	43.1	91.6	24.5	159.2	157.2
Other than high or highest quality	0.6	2.3	1.6	4.5	5.4
Subtotal	43.7	93.9	26.1	163.7	162.6
Public equity securities	1.7	1.5	0.6	3.8	4.7
Total	$46.7	$99.3	$28.6	$174.6	$172.3
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

(4)	As of March 31, 2020, $123.6 billion, or 78%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of March 31, 2020, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $15.3 billion compared to a net receive position of $4.7 billion as of December 31, 2019. The change in collateral position was driven by a positive impact from declining interest rates and equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of March 31, 2020, we have hedged 100%, 83% and 39% of expected yen-based earnings for 2020, 2021 and 2022, respectively.

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

	Three Months Ended March 31,
Cash Settlements: Received (Paid)	2020	2019
	(in millions)
Income Hedges (External)(1)	$29	$12
Equity Hedges:
Internal(2)	104	92
External(3)	45	37
Total Equity Hedges	149	129
Total Cash Settlements	$178	$141

	March 31,	December 31,
Assets (Liabilities):	2020	2019
	(in millions)
Income Hedges (External)(4)	$180	$60
Equity Hedges:
Internal(2)	699	506
External(5)	89	43
Total Equity Hedges(6)	788	549
Total Assets (Liabilities)	$968	$609
__________

(1)
Includes non-yen related cash settlements of $23 million, primarily denominated in Korean won, Australian dollar and Brazilian real and $5.5 million, primarily denominated in Australian dollar, Chilean peso and Brazilian real, for the three months ended March 31, 2020 and 2019, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)	Includes non-yen related cash settlements of $23 million and $1 million, denominated in Korean won for the three months ended March 31, 2020 and 2019, respectively.

(4)
Includes non-yen related assets of $158 million, primarily denominated in Brazilian real, Australian dollar and Korean won, and assets of $37 million, primarily denominated in Korean won, Australian dollar and Chilean peso, as of March 31, 2020 and December 31, 2019, respectively.

(5)	Includes non-yen related assets of $31 million, denominated in Korean won, and assets of $1 million, denominated in Korean won, as of March 31, 2020 and December 31, 2019, respectively.

(6)
As of March 31, 2020, approximately $218 million, $378 million, $185 million and $7 million of the net market values are scheduled to settle in 2020, 2021, 2022 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. For more information on these sources of liquidity, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2020			December 31, 2019
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$7,841	$2,716	$10,557	$6,834	$2,847	$9,681
Cash collateral for loaned securities	2,980	416	3,396	3,228	986	4,214
Securities sold but not yet purchased	2	0	2	0	0	0
Total(1)	$10,823	$3,132	$13,955	$10,062	$3,833	$13,895
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$10,268	$3,132	$13,400	$10,062	$3,833	$13,895
Weighted average maturity, in days(2)	23	N/A		N/A	N/A
__________

(1)
The daily weighted average outstanding balance for the three months ended March 31, 2020 was $10,803 million for PFI excluding the Closed Block division, and $3,717 million for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of March 31, 2020, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $120.4 billion, of which $14.0 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2020, we believe approximately $19.7 billion of the remaining eligible assets are readily lendable, including approximately $13.6 billion relating to PFI excluding the Closed Block division, of which $3.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $6.1 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2020, total short-term and long-term debt of the Company on a consolidated basis was $22.7 billion, an increase of $2.1 billion from December 31, 2019. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	March 31, 2020			December 31, 2019
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$453	$700	$1,153	$25	$524	$549
Current portion of long-term debt	1,179	0	1,179	1,179	0	1,179
Subtotal	1,632	700	2,332	1,204	524	1,728
General obligation long-term debt:
Senior debt	11,400	173	11,573	9,912	172	10,084
Junior subordinated debt	7,520	58	7,578	7,518	57	7,575
Surplus notes(1)	0	342	342	0	342	342
Subtotal	18,920	573	19,493	17,430	571	18,001
Total general obligations	20,552	1,273	21,825	18,634	1,095	19,729
Limited and non-recourse borrowings(2):
Short-term debt	0	16	16	0	13	13
Current portion of long-term debt	0	191	191	0	192	192
Long-term debt	0	656	656	0	645	645
Total limited and non-recourse borrowings	0	863	863	0	850	850
Total borrowings	$20,552	$2,136	$22,688	$18,634	$1,945	$20,579
__________

(1)	Amounts are net of assets under set-off arrangements of $10,614 million and $9,749 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $548 million and $537 million as of March 31, 2020 and December 31, 2019, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $300 million as of both March 31, 2020 and December 31, 2019.

As of March 31, 2020, and December 31, 2019, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Prudential Financial’s borrowings increased $1.92 billion from December 31, 2019, driven by the issuance, net of related costs, of $1.5 billion of senior debt and a $428 million increase in commercial paper outstanding. Borrowings of our subsidiaries increased $191 million from December 31, 2019, driven by a $176 million increase in commercial paper, an $11 million increase in mortgage debt, and a $3 million increase in short-term debt.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of March 31, 2020, we had Credit-Linked Note Structures with an aggregate issuance capacity of $13,625 million, of which $11,999 million was outstanding, as compared to an aggregate issuance capacity of $13,700 million, of which $12,009 million was outstanding, as of December 31, 2019. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2020.

	Surplus Notes		Outstanding as of March 31, 2020
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$1,750
AXXX	2013	2033	3,248		3,500
XXX	2014-2018	2021-2034	2,285	(2)	2,375
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	920		1,600
Total Credit-Linked Note Structures			$11,999		$13,625
__________

(1)
Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $0.5 billion. During the fourth quarter of 2019, this financing facility was restructured to allow for an extension through 2036.

(2)
The $2.3 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of March 31, 2020, we also had outstanding an aggregate of $2.6 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves. In addition, as of March 31, 2020, for purposes of financing Guideline AXXX reserves, one of our captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our financial strength and credit ratings and their impact on our business.

There have been no significant changes or actions in ratings or ratings outlooks for our Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2019 through the date of this filing. In 2020, Moody’s, Fitch, and AM Best revised their Outlook on the U.S. life insurance industry from Stable to Negative.

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

Other Off-Balance Sheet Arrangements

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of March 31, 2020, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See the “Risk Factors” section and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K.

The COVID-19 pandemic has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and prospects.

During the first quarter of 2020 the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results of our businesses and market values in our investment portfolio, (ii) negatively impacted the statutory capital of our insurance companies and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19.”

We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses. The pandemic could exacerbate existing areas of concern, such as the pace of economic growth, equity market performance, and continued low interest rates, among others. Changes in consumer spending, business investment, and government debt and spending as a result of the crisis may negatively impact our businesses.

These risks may have manifested, and may continue to manifest, in our business in the following areas, among others:

Investment Risk. The COVID-19 pandemic and its impact on the global economy has increased the risk of loss on our investments due to default or deterioration in credit quality or value as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—COVID-19.”

Insurance Risk. We expect COVID-19 to drive elevated levels of mortality in the near-term. The COVID-19 pandemic may ultimately result in a mortality calamity, which is the risk that short-term mortality rates deviate adversely from what is expected as a result of pandemics or other disasters. Elevated losses will reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, effectiveness of public health measures and availability of potential vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

The pandemic may also result in a change in policyholder behavior, such as policyholders choosing to defer or stop paying insurance premiums. It may also result in a lapse calamity, which is the risk that lapse rates over the short-term deviate adversely from what is expected. For example, surrenders of cash surrender value products by customers in need of liquidity can impact our liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

As a result of COVID-19 we also expect to experience elevated short-term disability claims in our Group Insurance business and may experience elevated claims in our Long-Term Care business.

Finally, we cannot predict whether COVID-19 will ultimately lead to longer-term deviations from the mortality, policyholder behavior or morbidity assumptions we used to price our products.

Market Risk. Continued market disruptions and volatility may further negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies. In addition, market conditions may further reduce the value of assets that we manage in our investment management business, which depends on fees related primarily to the value of assets under management. The decline in interest rates, in particular, may result in lower investment income, higher reserve levels and other consequences as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of a Low Interest Rate Environment.” Finally, low interest rates and poor equity market returns will likely result in increased pension and other postretirement benefit plan expenses and reduce our profitability.

Liquidity Risk. During the first quarter of 2020, the Company took significant actions to support liquidity as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Nevertheless, the impact of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

In particular, abrupt changes to interest rate, equity, and/or currency markets could lead to increased collateral requirements to counterparties, and cash demands due to severe mortality calamity, customer withdrawals or lapse events.

Operational Risk. One of the main impacts of the COVID-19 crisis has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included transitioning the vast majority of our employees to remote work arrangements. We have also made a number of operational changes to accommodate our customers as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19.”

In this environment, there is an elevated risk that weaknesses or failures in our business continuation plans could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Furthermore, weaknesses or failures within a vendor’s business continuation plan can materially disrupt our business operations. Our information systems and those of our vendors and service providers may be more vulnerable to cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems during a business continuation event.

Strategic Risk. The COVID-19 pandemic could ultimately generate an economic downturn; higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected. In addition, we expect near-term sales to be slowed by the impact of social distancing and financial hardship on our customers.

The macroeconomic environment may also result in the need to recognize an impairment of goodwill which could negatively impact our results of operations and financial condition.

Finally, we expect that account values in our Full Service business will be impacted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides qualified individuals the ability to withdraw from defined contribution plans up to $100,000 penalty-free, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). We cannot predict what other actions governments will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2020, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2020 through January 31, 2020	1,781,319	$93.92	1,774,536
February 1, 2020 through February 29, 2020	2,504,845	$91.90	1,835,907
March 1, 2020 through March 31, 2020	3,120,892	$53.50	3,115,209
Total	7,407,056	$76.21	6,725,652	$1,500,000,000
__________

(1)
Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.

(2)
In December 2019, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. The Company temporarily suspended Common Stock repurchases under its existing repurchase authorization beginning April 1, 2020; however, the Company will continue to evaluate the resumption of share repurchases under the existing Board authorization for 2020.

ITEM 6. EXHIBITS

EXHIBIT INDEX

2.1
Share Purchase Agreement, dated April 10, 2020, between Prudential International Insurance Holdings, Ltd. and KB Financial Group Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s April 10, 2020 Current Report on Form 8-K.*

10.1
Annual Incentive Payment Criteria for Executive Officers (Effective for awards in 2020 in respect of 2019). Incorporated by reference to Exhibit 10.1 to the Registrant’s February 11, 2020 Current Report on Form 8-K.**

10.2
Form of Terms and Conditions relating to awards to executive officers in 2020 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2020 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2020 Current Report on Form 8-K.**

10.3
Restrictive Covenants Agreement dated February 14, 2020, between Prudential Financial, Inc., and Mark B. Grier. Incorporated by reference to Exhibit 10.48 to the Registrant’s December 31, 2019 Annual Report on Form 10-K.**

10.4	Fifth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of February 1, 2020.**

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* Certain confidential information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) would likely cause competitive harm to the Company if it were to be publicly disclosed.
** This exhibit is a management contract or compensatory plan or arrangement.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
POK	The Prudential Life Insurance Company of Korea, Ltd.

Defined Terms

Assurance IQ	Assurance IQ, LLC	Morningstar	Morningstar, Inc.
Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	S&P	Standard & Poor's Rating Services
Moody's	Moody's Investors Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America

Acronyms

ALM	Asset Liability Management	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AOCI	Accumulated Other Comprehensive Income (Loss)	NAIC	National Association of Insurance Commissioners
ASU	Accounting Standards Update	NAV	Net Asset Value
AUD	Australian Dollar	NJDOBI	New Jersey Department of Banking and Insurance
bps	Basis Points	NPR	Non-Performance Risk
CECL	Current Expected Credit Loss	OCI	Other Comprehensive Income (Loss)
CLO	Collateralized Loan Obligations	OTC	Over-The-Counter
COVID-19	2019 Novel Coronavirus	OTTI	Other-Than-Temporary Impairments
DAC	Deferred Policy Acquisition Costs	PDI	Prudential Defined Income
DSI	Deferred Sales Inducements	RAF	Risk Appetite Framework
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	RBC	Risk-Based Capital
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FSA	Financial Services Agency (an agency of the Japanese government)	SVO	Securities Valuation Office
GICs	Guaranteed Investment Contracts	TBA	To Be Announced
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
GSE	Government Sponsored Entities	USD	U.S. Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
LIBOR	London Inter-Bank Offered Rate	VOBA	Value of Business Acquired
LPs/LLCs	Limited Partnerships and Limited Liability Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 8, 2020