Form 10-Q
period 2020-06-30
PRUDENTIAL FINANCIAL INC
filed 2020-08-06
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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

As of July 31, 2020, 395 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (11) ratings downgrades; (12) market conditions that may adversely affect the sales or persistency of our products; (13) competition; (14) reputational damage; (15) the costs, effects, timing, or success of our plans to accelerate our strategy; and (16) costs associated with the acquisition of Assurance IQ, LLC and its integration into our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2020 and December 31, 2019 (in millions, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2020-$353,812; 2019-$346,574; 2020-net of $238 allowance for credit losses)(1)(3)	$407,944	$391,096
Fixed maturities, held-to-maturity, at amortized cost (2020-net of $9 allowance for credit losses; fair value: 2020-$2,231; 2019-$2,302)(1)(2)	1,875	1,933
Fixed maturities, trading, at fair value (amortized cost: 2020-$4,089; 2019-$3,917)(1)	3,933	3,884
Assets supporting experience-rated contractholder liabilities, at fair value(1)	23,245	21,597
Equity securities, at fair value (cost: 2020-$5,704; 2019-$5,560)(1)(3)	7,010	7,522
Commercial mortgage and other loans (net of $245 and $121 allowance for credit losses; includes $682 and $228 of loans measured at fair value under the fair value option at June 30, 2020 and December 31, 2019, respectively)(1)(2)(3)	63,469	63,559
Policy loans(3)	12,283	12,096
Other invested assets (2020-net of $2 allowance for credit losses; includes $6,280 and $5,646 of assets measured at fair value at June 30, 2020 and December 31, 2019, respectively)(1)(2)(3)	16,757	15,606
Short-term investments(3)	11,416	5,467
Total investments	547,932	522,760
Cash and cash equivalents(1)(3)	21,149	16,327
Accrued investment income(1)(3)	3,296	3,330
Deferred policy acquisition costs(2)(3)	19,667	19,912
Value of business acquired	1,040	1,110
Other assets (2020-net of $8 allowance for credit losses)(1)(2)(3)	21,301	20,832
Separate account assets(3)	301,002	312,281
TOTAL ASSETS	$915,387	$896,552
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits(3)	$312,759	$293,527
Policyholders’ account balances(3)	158,237	152,110
Policyholders’ dividends(2)(3)	8,623	6,988
Securities sold under agreements to repurchase	10,488	9,681
Cash collateral for loaned securities	3,447	4,213
Income taxes(2)(3)	13,261	11,378
Short-term debt	1,130	1,933
Long-term debt	20,162	18,646
Other liabilities (2020-net of $19 allowance for credit losses)(1)(2)(3)	18,573	20,802
Notes issued by consolidated variable interest entities (includes $741 and $800 measured at fair value under the fair value option at June 30, 2020 and December 31, 2019, respectively)(1)	1,197	1,274
Separate account liabilities(3)	301,002	312,281
Total liabilities	848,879	832,833
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both June 30, 2020 and December 31, 2019)	6	6
Additional paid-in capital	25,513	25,532
Common Stock held in treasury, at cost (271,694,260 and 267,472,781 shares at June 30, 2020 and December 31, 2019, respectively)	(19,785)	(19,453)
Accumulated other comprehensive income (loss)	30,837	24,039
Retained earnings	29,326	32,991
Total Prudential Financial, Inc. equity	65,897	63,115
Noncontrolling interests	611	604
Total equity	66,508	63,719
TOTAL LIABILITIES AND EQUITY	$915,387	$896,552
__________

(1)	See Note 4 for details of balances associated with variable interest entities.

(2)	June 30, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.

(3)
June 30, 2020 amounts include assets and liabilities held for sale which aggregate to $20,835 million and $17,141 million, respectively, related to the pending sale of The Prudential Life Insurance Company of Korea, Ltd. See Note 1 for details of these balances.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2020 and 2019 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Premiums	$7,693	$8,135	$15,357	$16,035
Policy charges and fee income	1,523	1,473	3,012	2,944
Net investment income	4,186	4,390	8,388	8,606
Asset management and service fees	991	1,083	2,024	2,099
Other income (loss)	1,474	643	(1,117)	1,897
Realized investment gains (losses), net	(3,752)	(336)	(2,085)	(1,102)
Total revenues	12,115	15,388	25,579	30,479
BENEFITS AND EXPENSES
Policyholders’ benefits	8,450	8,877	17,456	17,315
Interest credited to policyholders’ account balances	1,832	1,278	2,224	2,623
Dividends to policyholders	531	437	454	1,014
Amortization of deferred policy acquisition costs	287	782	1,244	1,217
General and administrative expenses	3,347	3,138	6,871	6,294
Total benefits and expenses	14,447	14,512	28,249	28,463
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(2,332)	876	(2,670)	2,016
Total income tax expense (benefit)	115	162	57	394
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(2,447)	714	(2,727)	1,622
Equity in earnings of operating joint ventures, net of taxes	42	24	52	53
NET INCOME (LOSS)	(2,405)	738	(2,675)	1,675
Less: Income (loss) attributable to noncontrolling interests	4	30	5	35
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(2,409)	$708	$(2,680)	$1,640
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(6.12)	$1.73	$(6.80)	$3.98
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(6.12)	$1.71	$(6.80)	$3.93

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2020 and 2019 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(2,405)	$738	$(2,675)	$1,675
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	88	213	(207)	108
Net unrealized investment gains (losses)	10,101	8,506	8,747	16,795
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	72	17	144	81
Total	10,261	8,736	8,684	16,984
Less: Income tax expense (benefit) related to other comprehensive income (loss)	2,023	1,966	1,885	3,910
Other comprehensive income (loss), net of taxes	8,238	6,770	6,799	13,074
Comprehensive income (loss)	5,833	7,508	4,124	14,749
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	36	6	40
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$5,828	$7,472	$4,118	$14,709

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2020 and 2019 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$6	$25,532	$32,991	$(19,453)	$24,039	$63,115	$604	$63,719
Cumulative effect of adoption of accounting changes(1)			(99)			(99)		(99)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							31	31
Distributions to noncontrolling interests							(11)	(11)
Stock-based compensation programs		(26)		112		86		86
Dividends declared on Common Stock			(445)			(445)		(445)
Comprehensive income:
Net income (loss)			(271)			(271)	1	(270)
Other comprehensive income (loss), net of tax					(1,439)	(1,439)	0	(1,439)
Total comprehensive income (loss)						(1,710)	1	(1,709)
Balance, March 31, 2020	6	25,506	32,176	(19,841)	22,600	60,447	625	61,072
Common Stock acquired
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(23)	(23)
Stock-based compensation programs		7		56		63		63
Dividends declared on Common Stock			(441)			(441)		(441)
Comprehensive income:
Net income (loss)			(2,409)			(2,409)	4	(2,405)
Other comprehensive income (loss), net of tax					8,237	8,237	1	8,238
Total comprehensive income (loss)						5,828	5	5,833
Balance, June 30, 2020	$6	$25,513	$29,326	$(19,785)	$30,837	$65,897	$611	$66,508

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$6	$24,828	$30,470	$(17,593)	$10,906	$48,617	$414	$49,031
Cumulative effect of adoption of accounting changes(2)			(21)		7	(14)		(14)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(4)	(4)
Stock-based compensation programs		(46)		131		85		85
Dividends declared on Common Stock			(415)			(415)		(415)
Comprehensive income:
Net income (loss)			932			932	5	937
Other comprehensive income (loss), net of tax					6,305	6,305	(1)	6,304
Total comprehensive income (loss)						7,237	4	7,241
Balance, March 31, 2019	6	24,782	30,966	(17,962)	17,218	55,010	440	55,450
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							25	25
Distributions to noncontrolling interests							(16)	(16)
Consolidations (deconsolidations) of noncontrolling interests							8	8
Stock-based compensation programs		43		46		89		89
Dividends declared on Common Stock			(411)			(411)		(411)
Comprehensive income:
Net income (loss)			708			708	30	738
Other comprehensive income (loss), net of tax					6,764	6,764	6	6,770
Total comprehensive income (loss)						7,472	36	7,508
Balance, June 30, 2019	$6	$24,825	$31,263	$(18,416)	$23,982	$61,660	$493	$62,153

__________

(1)	Includes the impact from the adoption of ASU 2016-13. See Note 2.

(2)
Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019 (in millions)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,675)	$1,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	2,085	1,102
Policy charges and fee income	(1,366)	(1,483)
Interest credited to policyholders’ account balances	2,224	2,623
Depreciation and amortization	383	(89)
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(142)	(741)
Change in:
Deferred policy acquisition costs	(120)	(258)
Future policy benefits and other insurance liabilities	5,186	5,603
Income taxes	(4)	(382)
Derivatives, net	10,629	2,010
Other, net	(2,721)	(1,736)
Cash flows from (used in) operating activities	13,479	8,324
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	20,664	25,681
Fixed maturities, held-to-maturity	58	35
Fixed maturities, trading	276	187
Assets supporting experience-rated contractholder liabilities	14,015	9,014
Equity securities	1,274	1,377
Commercial mortgage and other loans	2,639	2,885
Policy loans	1,291	1,154
Other invested assets	939	724
Short-term investments	21,107	16,682
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(26,815)	(32,847)
Fixed maturities, trading	(446)	(570)
Assets supporting experience-rated contractholder liabilities	(15,453)	(8,813)
Equity securities	(1,370)	(1,376)
Commercial mortgage and other loans	(2,463)	(4,352)
Policy loans	(1,288)	(945)
Other invested assets	(1,435)	(1,011)
Short-term investments	(27,076)	(16,278)
Derivatives, net	841	638
Other, net	(107)	(222)
Cash flows from (used in) investing activities	(13,349)	(8,037)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	25,452	13,280
Policyholders’ account withdrawals	(20,306)	(13,045)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	41	97
Cash dividends paid on Common Stock	(886)	(827)
Net change in financing arrangements (maturities 90 days or less)	306	166
Common Stock acquired	(500)	(983)
Common Stock reissued for exercise of stock options	73	75
Proceeds from the issuance of debt (maturities longer than 90 days)	1,563	1,439
Repayments of debt (maturities longer than 90 days)	(791)	(924)
Proceeds from notes issued by consolidated VIEs	0	925
Repayments of notes issued by consolidated VIEs	(18)	(638)
Other, net	(247)	196
Cash flows from (used in) financing activities	4,687	(239)
Effect of foreign exchange rate changes on cash balances	6	27
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	4,823	75
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	16,474	15,495
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$21,297	$15,570
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$144	$168
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$238	$445
Liabilities assumed	505	447
Net cash received	$267	$2
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$21,149	$15,421
Restricted cash and restricted cash equivalents (included in “Other assets”)	148	149
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$21,297	$15,570

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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.); and iii) goodwill: the macroeconomic environment may also result in the need to recognize an impairment of goodwill which could negatively impact our results of operations and financial condition. We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

Business Held for Sale

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
Beginning with the second quarter of 2020, the Company reported its investment in POK as “held for sale” and recognized an after-tax charge to earnings, primarily within “Other income”, of approximately $700 million to adjust the carrying value of POK to the fair market value as reflected in the purchase price. The after-tax charge excludes the impact of currency hedging transactions that the Company expects to settle at transaction closing, the fair value of which was approximately $40 million in assets at June 30, 2020. The ultimate after-tax loss, as well as the settlement value of the hedging transactions, will be based on balances at the closing date and could vary materially from the charge recorded in the second quarter. In addition, upon closing of the transaction, the Company expects to recognize an approximately $100 million tax expense, with an offsetting benefit to accumulated other comprehensive income (“AOCI”), related to the release of legacy tax balances resulting from prior year changes in tax law.
The Company intends to use the proceeds of the transaction for general corporate purposes.
The table below reflects the carrying amounts of assets and liabilities held for sale related to the pending sale of POK.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

June 30, 2020
(in millions)(1)
Assets held for sale:
Fixed maturities, available-for-sale	$14,402
Equity securities	264
Commercial mortgage and other loans	3
Policy loans	777
Other invested assets	109
Short-term investments	69
Cash and cash equivalents	218
Accrued investment income	134
Deferred policy acquisition costs	1,178
Other assets(2)	254
Separate account assets	3,427
Total assets held for sale	$20,835
Liabilities held for sale:
Future policy benefits	$10,527
Policyholders’ account balances	1,357
Policyholders’ dividends	26
Income taxes	989
Other liabilities(2)	815
Separate account liabilities	3,427
Total liabilities held for sale	$17,141
_________

(1)
These amounts held for sale are included, where applicable, in the remaining Notes to the Unaudited Interim Consolidated Financial Statements and are presented within the line items noted in this table.

(2)	Includes POK’s lower of cost or fair market value adjustment.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

This ASU requires the use of a new current expected credit loss (“CECL”) model to account for expected credit losses on certain financial assets reported at amortized cost (e.g., loans held for investment, fixed maturities held-to-maturity, reinsurance receivables, etc.) and certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans and certain loan commitments). The guidance requires an entity to estimate lifetime credit losses related to such financial assets and credit exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of the reported amounts. The standard also modifies the OTTI guidance for fixed maturities, available-for-sale requiring the use of an allowance rather than a direct write-down of the investment.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

(3) Changes to Accounting Policies

This section has been updated to include the following changes in our accounting policies resulting from the adoption of ASU 2016-13.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For an AFS debt security in an unrealized loss position that does not meet these conditions, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows (the “net present value”) with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in “Other comprehensive income (loss).” Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Trade Receivables

Trade receivables related to Assurance IQ are reported in the Statements of Financial Position in “Other assets” net of the CECL allowance. The CECL allowance considers the credit quality of the counterparties and is generally determined based on probability of default and loss given default assumptions. Additions to or releases of the allowance are reported in “General and administrative expenses.” Prior to the adoption of this standard, the reserve was limited to an allowance for doubtful accounts.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other ASUs adopted during the six months ended June 30, 2020

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

ASU issued but not yet adopted as of June 30, 2020 — ASU 2018-12

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, the FASB voted in June 2020 to tentatively defer for an additional one year the current effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. Subsequently in July 2020, the FASB issued a proposed ASU with comment deadline of August 24, 2020 to obtain additional feedback on the tentative decisions, which are expected to be finalized during the third quarter of 2020. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would also apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record market risk benefit assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change that is attributable to changes in an entity’s non-performance risk (“NPR”) which is recognized in OCI.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$31,731	$11,309	$19	$0	$43,021
Obligations of U.S. states and their political subdivisions	10,387	2,012	1	0	12,398
Foreign government bonds	98,357	18,657	206	38	116,770
U.S. public corporate securities	91,777	15,518	627	51	106,617
U.S. private corporate securities(1)	35,145	3,281	215	52	38,159
Foreign public corporate securities	26,070	3,328	248	32	29,118
Foreign private corporate securities	28,167	1,145	925	64	28,323
Asset-backed securities(2)	13,989	152	205	0	13,936
Commercial mortgage-backed securities	15,089	1,181	7	1	16,262
Residential mortgage-backed securities(3)	3,100	241	1	0	3,340
Total fixed maturities, available-for-sale(1)	$353,812	$56,824	$2,454	$238	$407,944

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$896	$261	$0	$1,157	$0	$896
Foreign public corporate securities	625	61	0	686	9	616
Foreign private corporate securities	83	2	0	85	0	83
Residential mortgage-backed securities(3)	280	23	0	303	0	280
Total fixed maturities, held-to-maturity(4)	$1,884	$347	$0	$2,231	$9	$1,875
__________

(1)	Excludes notes with amortized cost of $6,466 million (fair value, $6,466 million), which have been offset with the associated debt under a netting agreement.

(2)	Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, home equity loans and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(4)	Excludes notes with amortized cost of $4,998 million (fair value, $5,603 million), which have been offset with the associated debt under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(4)
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,625	$5,195	$161	$35,659	$0
Obligations of U.S. states and their political subdivisions	10,068	1,437	8	11,497	0
Foreign government bonds	98,356	20,761	63	119,054	(34)
U.S. public corporate securities	87,566	11,030	257	98,339	(6)
U.S. private corporate securities(1)	34,410	2,243	120	36,533	0
Foreign public corporate securities	26,841	3,054	70	29,825	(1)
Foreign private corporate securities	27,619	1,201	580	28,240	0
Asset-backed securities(2)	13,067	147	40	13,174	(77)
Commercial mortgage-backed securities	14,978	610	14	15,574	0
Residential mortgage-backed securities(3)	3,044	159	2	3,201	(1)
Total fixed maturities, available-for-sale(1)	$346,574	$45,837	$1,315	$391,096	$(119)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$891	$282	$0	$1,173
Foreign public corporate securities	649	64	0	713
Foreign private corporate securities	83	2	0	85
Residential mortgage-backed securities(3)	310	21	0	331
Total fixed maturities, held-to-maturity(5)	$1,933	$369	$0	$2,302
__________

(1)	Excludes notes with amortized cost of $4,751 million (fair value, $4,757 million), which have been offset with the associated debt under a netting agreement.

(2)	Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types.

(3)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	June 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$950	$22	$0	$0	$950	$22
Obligations of U.S. states and their political subdivisions	47	1	0	0	47	1
Foreign government bonds	4,589	192	31	3	4,620	195
U.S. public corporate securities	6,595	372	1,504	236	8,099	608
U.S. private corporate securities	2,393	118	1,017	97	3,410	215
Foreign public corporate securities	2,875	169	400	60	3,275	229
Foreign private corporate securities	5,775	245	5,223	675	10,998	920
Asset-backed securities	6,741	120	3,510	85	10,251	205
Commercial mortgage-backed securities	105	4	75	3	180	7
Residential mortgage-backed securities	24	0	2	0	26	0
Total fixed maturities, available-for-sale	$30,094	$1,243	$11,762	$1,159	$41,856	$2,402

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

As of June 30, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $1,450 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $952 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2020, the $1,159 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, finance and consumer non-cyclical sectors.

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

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$17,494	$18,078	$114	$116
Due after one year through five years	51,138	54,309	0	0
Due after five years through ten years	67,575	75,812	588	659
Due after ten years(1)	185,427	226,207	893	1,153
Asset-backed securities	13,989	13,936	0	0
Commercial mortgage-backed securities	15,089	16,262	0	0
Residential mortgage-backed securities	3,100	3,340	280	303
Total	$353,812	$407,944	$1,875	$2,231
__________

(1)
Excludes available-for-sale notes with amortized cost of $6,466 million (fair value, $6,466 million) and held-to-maturity notes with amortized cost of $4,998 million (fair value, $5,603 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$5,217	$6,659	$10,370	$16,821
Proceeds from maturities/prepayments	5,539	4,704	10,422	9,192
Gross investment gains from sales and maturities	405	228	873	711
Gross investment losses from sales and maturities	(149)	(95)	(210)	(283)
OTTI recognized in earnings(2)	N/A	(64)	N/A	(99)
Write-downs recognized in earnings(3)	(64)	N/A	(155)	N/A
(Addition to) release of allowance for credit losses(4)	(80)	N/A	(238)	N/A
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(5)	$22	$23	$63	$37
(Addition to) release of allowance for credit losses(4)	0	N/A	0	N/A
__________

(1)	Includes $128 million and $332 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2020 and 2019, respectively.

(2)
For the three and six months ended June 30, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	For the three and six months ended June 30, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.

(4)	Effective January 1, 2020, credit losses on available-for-sale and held-to-maturity fixed maturity securities are recorded within the “allowance for credit losses.”

(5)	Includes $5 million and $2 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2020 and 2019, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	38	205	0	1	0	244
Reductions for securities sold during the period	0	0	(28)	0	0	0	(28)
Additions/reductions on securities with previous allowance	0	0	22	0	0	0	22
Balance, end of period	$0	$38	$199	$0	$1	$0	$238

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

As of June 30, 2020, the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on public and private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of June 30, 2020.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2020		December 31, 2019
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,234	$1,234	$277	$277
Fixed maturities:
Corporate securities	13,492	14,190	13,143	13,603
Commercial mortgage-backed securities	1,832	1,921	1,845	1,896
Residential mortgage-backed securities(1)	1,142	1,200	1,134	1,158
Asset-backed securities(2)	1,762	1,772	1,639	1,662
Foreign government bonds	803	808	802	814
U.S. government authorities and agencies and obligations of U.S. states	354	437	341	397
Total fixed maturities(3)	19,385	20,328	18,904	19,530
Equity securities	1,533	1,683	1,465	1,790
Total assets supporting experience-rated contractholder liabilities(4)	$22,152	$23,245	$20,646	$21,597

__________

(1)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(2)
Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value were $1,141 million and $1,060 million as of June 30, 2020 and December 31, 2019, respectively, all of which were rated AAA.

(3)	As a percentage of amortized cost, 93% and 94% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of June 30, 2020 and December 31, 2019, respectively.

(4)	As a percentage of amortized cost, 78% and 77% of the portfolio consisted of public securities as of June 30, 2020 and December 31, 2019, respectively.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $984 million and $300 million during the three months ended June 30, 2020 and 2019, respectively, and $142 million and $769 million during the six months ended June 30, 2020 and 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $825 million and $51 million during the three months ended June 30, 2020 and 2019, respectively, and $(656) million and $581 million during the six months ended June 30, 2020 and 2019, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$74,765	$87,747	$74,118	$89,546
Fixed maturities, held-to-maturity	874	1,127	869	1,143
Fixed maturities, trading	23	22	23	23
Assets supporting experience-rated contractholder liabilities	647	652	653	664
Total	$76,309	$89,548	$75,663	$91,376

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$10,783	$13,402	$10,823	$13,322
Assets supporting experience-rated contractholder liabilities	15	16	15	16
Total	$10,798	$13,418	$10,838	$13,338

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2020		December 31, 2019
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,642	20.2%	$13,462	21.4%
Retail	7,739	12.3	8,379	13.3
Apartments/Multi-Family	18,031	28.8	17,348	27.6
Industrial	13,292	21.2	13,226	21.1
Hospitality	2,378	3.8	2,415	3.9
Other	4,617	7.4	4,533	7.2
Total commercial mortgage loans	58,699	93.7	59,363	94.5
Agricultural property loans	3,978	6.3	3,472	5.5
Total commercial mortgage and agricultural property loans by property type	62,677	100.0%	62,835	100.0%
Allowance for credit losses	(238)		(117)
Total net commercial mortgage and agricultural property loans by property type	62,439		62,718
Other loans:
Uncollateralized loans	680		656
Residential property loans	109		124
Other collateralized loans	248		65
Total other loans	1,037		845
Allowance for credit losses	(7)		(4)
Total net other loans	1,030		841
Total commercial mortgage and other loans(1)	$63,469		$63,559
__________

(1)
Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of June 30, 2020 and December 31, 2019, the net carrying value of these loans was $682 million and $228 million, respectively.

As of June 30, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (7%), Asia (2%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2018	$120	$3	$0	$0	$5	$128
Addition to (release of) allowance for credit losses	(5)	0	0	0	(1)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0
Balance at December 31, 2019	114	3	0	0	4	121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	6	0	0	0	0	6
Other	0	0	0	3	0	3
Balance at June 30, 2020	$230	$8	$0	$3	$4	$245

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

As of June 30, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in millions)
Loan-to-Value Ratio:
Commercial mortgage loans
0%-59.99%	$346	$2,791	$3,067	$3,462	$3,296	$17,859	$0	$30,821
60%-69.99%	1,265	4,057	3,457	2,668	2,886	4,506	0	18,839
70%-79.99%	809	3,021	2,531	1,091	570	720	0	8,742
80% or greater	0	10	0	18	61	208	0	297
Subtotal	2,420	9,879	9,055	7,239	6,813	23,293	0	58,699
Agricultural property loans
0%-59.99%	534	483	376	555	400	1,410	0	3,758
60%-69.99%	112	71	34	3	0	0	0	220
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Subtotal	646	554	410	558	400	1,410	0	3,978
Total commercial mortgage and agricultural property loans
0%-59.99%	880	3,274	3,443	4,017	3,696	19,269	0	34,579
60%-69.99%	1,377	4,128	3,491	2,671	2,886	4,506	0	19,059
70%-79.99%	809	3,021	2,531	1,091	570	720	0	8,742
80% or greater	0	10	0	18	61	208	0	297
Total commercial mortgage and agricultural property loans	$3,066	$10,433	$9,465	$7,797	$7,213	$24,703	$0	$62,677

	June 30, 2020		December 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Commercial Mortgage Loans	Agricultural Property Loans
	(in millions)
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$55,921	$3,870	$56,346	$3,401
1.0 - 1.2x	2,465	80	2,708	57
Less than 1.0x	313	28	309	14
Total	$58,699	$3,978	$59,363	$3,472

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$58,386	$0	$313	$0	$313	$58,699	$44
Agricultural property loans	3,971	0	1	6	7	3,978	15
Residential property loans	107	1	0	1	2	109	1
Other collateralized loans	248	0	0	0	0	248	0
Uncollateralized loans	680	0	0	0	0	680	4
Total	$63,392	$1	$314	$7	$322	$63,714	$64
 __________

(1)	As of June 30, 2020, there were no loans in this category accruing interest.

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

Loans on non-accrual status recognized interest income of $2 million for both the three months and six months ended June 30, 2020, respectively, and $19 million of these loans did not have a related allowance for credit losses as of June 30, 2020.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of June 30, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$3,830	$3,625
Hedge funds	2,166	1,947
Real estate-related	1,381	1,372
Subtotal equity method	7,377	6,944
Fair value:
Private equity	1,548	1,705
Hedge funds	2,100	2,172
Real estate-related	331	336
Subtotal fair value	3,979	4,213
Total LPs/LLCs	11,356	11,157
Real estate held through direct ownership(1)	2,451	2,388
Derivative instruments	1,655	877
Other(2)	1,295	1,184
Total other invested assets	$16,757	$15,606
_________

(1)	As of June 30, 2020 and December 31, 2019, real estate held through direct ownership had mortgage debt of $459 million and $537 million, respectively.

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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

June 30, 2020
(in millions)
Fixed maturities	$2,739
Equity securities	9
Commercial mortgage and other loans	198
Policy loans	301
Other invested assets	36
Short-term investments and cash equivalents	13
Total accrued investment income	$3,296

There were $9 million and $12 million of write-downs on accrued investment income for the three months and six months ended June 30, 2020, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturities, available-for-sale(1)	$3,067	$3,150	$6,179	$6,238
Fixed maturities, held-to-maturity(1)	58	58	117	115
Fixed maturities, trading	34	38	68	72
Assets supporting experience-rated contractholder liabilities	164	182	348	367
Equity securities	55	51	83	81
Commercial mortgage and other loans	618	627	1,258	1,227
Policy loans	150	152	303	303
Other invested assets	147	271	278	476
Short-term investments and cash equivalents	65	115	152	233
Gross investment income	4,358	4,644	8,786	9,112
Less: investment expenses	(172)	(254)	(398)	(506)
Net investment income	$4,186	$4,390	$8,388	$8,606
__________

(1)	Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturities(1)	$112	$69	$270	$329
Commercial mortgage and other loans	2	4	24	14
Investment real estate	11	0	10	0
LPs/LLCs	(3)	2	(6)	(3)
Derivatives	(3,881)	(411)	(2,389)	(1,443)
Other	7	0	6	1
Realized investment gains (losses), net	$(3,752)	$(336)	$(2,085)	$(1,102)
__________

(1)	Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2020	December 31, 2019
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI(1)	$ N/A	$243
Fixed maturity securities, available-for-sale—all other(1)	N/A	44,279
Fixed maturity securities, available-for-sale with an allowance	(40)	N/A
Fixed maturity securities, available-for-sale without an allowance	54,410	N/A
Derivatives designated as cash flow hedges(2)	2,498	832
Other investments(3)	(2)	(15)
Net unrealized gains (losses) on investments	$56,866	$45,339
__________

(1)	Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”

(2)	For additional information on cash flow hedges, see Note 5.

(3)
As of June 30, 2020, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	June 30, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,516	$558	$10,074	$9,431	$0	$9,431
Residential mortgage-backed securities	414	0	414	250	0	250
Total securities sold under agreements to repurchase(1)	$9,930	$558	$10,488	$9,681	$0	$9,681
__________

(1)	The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$9	$0	$9
Obligations of U.S. states and their political subdivisions	101	0	101	33	0	33
Foreign government bonds	381	0	381	244	0	244
U.S. public corporate securities	2,375	0	2,375	2,996	0	2,996
Foreign public corporate securities	536	0	536	762	0	762
Commercial mortgage-backed securities	2	0	2	2	0	2
Equity securities	52	0	52	167	0	167
Total cash collateral for loaned securities(1)	$3,447	$0	$3,447	$4,213	$0	$4,213

__________

(1)	The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)
Fixed maturities, available-for-sale	$99	$104	$284	$285
Fixed maturities, held-to-maturity	83	83	843	839
Fixed maturities, trading	1,043	1,112	0	0
Assets supporting experience-rated contractholder liabilities	0	0	2	4
Equity securities	29	47	0	0
Commercial mortgage and other loans	943	883	0	0
Other invested assets	2,379	2,199	151	89
Cash and cash equivalents	153	166	0	0
Accrued investment income	5	4	4	4
Other assets	422	450	663	689
Total assets of consolidated VIEs	$5,156	$5,048	$1,947	$1,910
Other liabilities	$386	$304	$15	$13
Notes issued by consolidated VIEs(2)	1,197	1,274	0	0
Total liabilities of consolidated VIEs	$1,583	$1,578	$15	$13

 __________

(1)
Total assets of consolidated VIEs reflect $2,742 million and $2,668 million as of June 30, 2020 and December 31, 2019, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

(2)	Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2020, the maturities of these obligations were between 4 and 9 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $1,015 million and $1,021 million at June 30, 2020 and December 31, 2019, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $11,356 million and $11,157 million as of June 30, 2020 and December 31, 2019, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $1,644 million and $867 million as of June 30, 2020 and December 31, 2019, respectively, and total derivative liabilities of $684 million and $831 million as of June 30, 2020 and December 31, 2019, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,227	$1,220	$(105)	$3,257	$628	$(73)
Interest Rate Forwards	202	36	(1)	205	4	(1)
Foreign Currency
Foreign Currency Forwards	2,155	73	(12)	1,461	22	(57)
Currency/Interest Rate
Foreign Currency Swaps	23,372	3,049	(59)	22,746	1,467	(302)
Total Derivatives Designated as Hedge Accounting Instruments	$28,956	$4,378	$(177)	$27,669	$2,121	$(433)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$153,866	$22,286	$(11,151)	$141,162	$10,249	$(4,861)
Interest Rate Futures	17,326	6	(44)	17,095	4	(38)
Interest Rate Options	14,518	1,813	(267)	16,496	339	(238)
Interest Rate Forwards	2,745	28	0	2,218	18	(3)
Foreign Currency
Foreign Currency Forwards	30,785	308	(235)	26,604	208	(214)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	12,819	1,243	(337)	13,874	740	(345)
Credit
Credit Default Swaps	2,529	20	(17)	798	21	0
Equity
Equity Futures	7,243	2	(84)	1,802	0	(3)
Equity Options	45,519	494	(302)	32,657	679	(765)
Total Return Swaps	24,798	184	(1,071)	18,218	6	(636)
Other
Other(1)	1,260	0	0	1,258	0	0
Synthetic GICs	82,325	1	0	80,009	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$395,733	$26,385	$(13,508)	$352,191	$12,265	$(7,103)
Total Derivatives(2)(3)	$424,689	$30,763	$(13,685)	$379,860	$14,386	$(7,536)
__________

(1)
“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.

(2)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $27,110 million and $14,035 million as of June 30, 2020 and December 31, 2019, respectively, primarily included in “Future policy benefits.”

(3)	Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2020, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	June 30, 2020		December 31, 2019
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$397	$92	$389	$64
Commercial mortgage and other loans	$22	$2	$23	$2
Policyholders’ account balances	$(1,721)	$(425)	$(1,376)	$(107)
Future policy benefits	$(1,277)	$(443)	$(676)	$(172)
__________

(1)	There were no material fair value hedging adjustments for hedged assets and liabilities for which hedge accounting has been discontinued.

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

	June 30, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$30,611	$(29,119)	$1,492	$(849)	$643
Securities purchased under agreement to resell	2,355	0	2,355	(2,355)	0
Total assets	$32,966	$(29,119)	$3,847	$(3,204)	$643
Offsetting of Financial Liabilities:
Derivatives(1)	$13,676	$(13,001)	$675	$(40)	$635
Securities sold under agreement to repurchase	10,488	0	10,488	(10,488)	0
Total liabilities	$24,164	$(13,001)	$11,163	$(10,528)	$635

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,303	$(13,519)	$784	$(607)	$177
Securities purchased under agreement to resell	1,012	0	1,012	(1,012)	0
Total assets	$15,315	$(13,519)	$1,796	$(1,619)	$177
Offsetting of Financial Liabilities:
Derivatives(1)	$7,528	$(6,705)	$823	$(244)	$579
Securities sold under agreement to repurchase	9,681	0	9,681	(9,681)	0
Total liabilities	$17,209	$(6,705)	$10,504	$(9,925)	$579
__________

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$1	$(2)	$0	$0	$6	$(1)	$0
Currency	0	0	0	0	0	2	0
Total gains (losses) on derivatives designated as hedge instruments	1	(2)	0	0	6	1	0
Gains (losses) on the hedged item:
Interest Rate	(1)	4	0	0	5	9	0
Currency	0	0	0	0	0	(2)	0
Total gains (losses) on hedged item	(1)	4	0	0	5	7	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(3)
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	0	(3)
Total gains (losses) on fair value hedges net of hedged item	0	2	0	0	11	8	(3)
Cash flow hedges
Interest Rate	10	0	0	0	0	0	(8)
Currency	2	0	0	0	0	0	(10)
Currency/Interest Rate	49	82	(99)	0	0	0	(669)
Total gains (losses) on cash flow hedges	61	82	(99)	0	0	0	(687)
Net investment hedges
Currency	0	0	0	0	0	0	(4)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	(4)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(232)	0	0	0	0	0	0
Currency	(103)	0	0	0	0	0	0
Currency/Interest Rate	(86)	0	0	0	0	0	0
Credit	(1)	0	0	0	0	0	0
Equity	(5,221)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	1,702	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(3,940)	0	0	0	0	0	0
Total	$(3,879)	$84	$(99)	$0	$11	$8	$(694)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(29)	$(4)	$0	$0	$330	$279	$0
Currency	2	0	0	0	0	2	0
Total gains (losses) on derivatives designated as hedge instruments	(27)	(4)	0	0	330	281	0
Gains (losses) on the hedged item:
Interest Rate	29	9	0	0	(318)	(270)	0
Currency	(1)	1	0	0	0	(2)	0
Total gains (losses) on hedged item	28	10	0	0	(318)	(272)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	(3)
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	0	(3)
Total gains (losses) on fair value hedges net of hedged item	1	6	0	0	12	9	(3)
Cash flow hedges
Interest Rate	8	0	0	0	0	0	44
Currency	4	0	0	0	0	0	91
Currency/Interest Rate	67	160	193	0	0	0	1,531
Total gains (losses) on cash flow hedges	79	160	193	0	0	0	1,666
Net investment hedges
Currency	0	0	0	0	0	0	10
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	10
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	8,992	0	0	0	0	0	0
Currency	230	0	(7)	0	0	0	0
Currency/Interest Rate	731	0	2	0	0	0	0
Credit	(42)	0	0	0	0	0	0
Equity	216	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	(12,593)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(2,465)	0	(5)	0	0	0	0
Total	$(2,385)	$166	$188	$0	$12	$9	$1,673

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2019	$832
Amount recorded in AOCI
Interest Rate	52
Currency	95
Currency/Interest Rate	1,951
Total amount recorded in AOCI	2,098
Amount reclassified from AOCI to income
Interest Rate	(8)
Currency	(4)
Currency/Interest Rate	(420)
Total amount reclassified from AOCI to income	(432)
Balance, June 30, 2020	$2,498

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2020 values, it is estimated that a pre-tax gain of approximately $328 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2021.

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

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $546 million and $536 million as of June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$48	$0	$48	$0	$4	$0	$0	$0	$0	$0	$0	$0	$100	$0
Index reference(2)	50	1	0	0	0	0	1,940	13	0	0	0	0	1,990	14
Total	$98	$1	$48	$0	$4	$0	$1,940	$13	$0	$0	$0	$0	$2,090	$14

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

(2)
Single name credit default swaps may reference to the credit of corporate debt, sovereign debt, and structured finance. Index references NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2020 and December 31, 2019, the Company had $440 million and $6 million of outstanding notional amounts and reported at fair value as a liability of $10 million and $0 million, respectively.

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

As of June 30, 2020, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$42,899	$122	$	$43,021
Obligations of U.S. states and their political subdivisions	0	12,394	4		12,398
Foreign government bonds	0	116,749	21		116,770
U.S. corporate public securities	0	106,181	436		106,617
U.S. corporate private securities(2)	0	36,305	1,854		38,159
Foreign corporate public securities	0	29,033	85		29,118
Foreign corporate private securities	0	25,794	2,529		28,323
Asset-backed securities(3)	0	13,246	690		13,936
Commercial mortgage-backed securities	0	16,262	0		16,262
Residential mortgage-backed securities	0	3,229	111		3,340
Subtotal	0	402,092	5,852		407,944
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	208	0		208
Obligations of U.S. states and their political subdivisions	0	229	0		229
Foreign government bonds	0	784	24		808
Corporate securities	0	13,566	624		14,190
Asset-backed securities(3)	0	1,673	99		1,772
Commercial mortgage-backed securities	0	1,921	0		1,921
Residential mortgage-backed securities	0	1,200	0		1,200
Equity securities	1,444	239	0		1,683
All other(4)	360	548	7		915
Subtotal	1,804	20,368	754		22,926
Fixed maturities, trading	0	3,697	236		3,933
Equity securities	5,249	1,030	594		6,873
Commercial mortgage and other loans	0	682	0		682
Other invested assets(5)	69	30,693	658	(29,119)	2,301
Short-term investments	2,685	6,247	44		8,976
Cash equivalents	4,653	5,439	1		10,093
Other assets	0	0	377		377
Separate account assets(6)(7)	47,429	228,772	1,684		277,885
Total assets	$61,889	$699,020	$10,200	$(29,119)	$741,990
Future policy benefits(8)	$0	$0	$26,439	$	$26,439
Policyholders’ account balances	0	0	1,441		1,441
Other liabilities	130	13,163	0	(13,001)	292
Notes issued by consolidated VIEs	0	0	741		741
Total liabilities	$130	$13,163	$28,621	$(13,001)	$28,913

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$35,554	$105	$	$35,659
Obligations of U.S. states and their political subdivisions	0	11,493	4		11,497
Foreign government bonds	0	119,032	22		119,054
U.S. corporate public securities	0	97,959	380		98,339
U.S. corporate private securities(2)	0	34,749	1,784		36,533
Foreign corporate public securities	0	29,756	69		29,825
Foreign corporate private securities	0	27,237	1,003		28,240
Asset-backed securities(3)	0	12,238	936		13,174
Commercial mortgage-backed securities	0	15,574	0		15,574
Residential mortgage-backed securities	0	3,189	12		3,201
Subtotal	0	386,781	4,315		391,096
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	185	0		185
Obligations of U.S. states and their political subdivisions	0	212	0		212
Foreign government bonds	0	790	24		814
Corporate securities	0	12,966	637		13,603
Asset-backed securities(3)	0	1,593	69		1,662
Commercial mortgage-backed securities	0	1,896	0		1,896
Residential mortgage-backed securities	0	1,158	0		1,158
Equity securities	1,505	285	0		1,790
All other(4)	0	261	0		261
Subtotal	1,505	19,346	730		21,581
Fixed maturities, trading	0	3,597	287		3,884
Equity securities	5,813	939	633		7,385
Commercial mortgage and other loans	0	228	0		228
Other invested assets(5)	6	14,379	567	(13,519)	1,433
Short-term investments	1,806	1,975	155		3,936
Cash equivalents	2,079	6,796	131		9,006
Other assets	0	0	113		113
Separate account assets(6)(7)	46,574	240,433	1,717		288,724
Total assets	$57,783	$674,474	$8,648	$(13,519)	$727,386
Future policy benefits(8)	$0	$0	$12,831	$	$12,831
Policyholders’ account balances	0	0	1,316		1,316
Other liabilities	41	7,495	105	(6,705)	936
Notes issued by consolidated VIEs	0	0	800		800
Total liabilities	$41	$7,495	$15,052	$(6,705)	$15,883
__________

(1)	“Netting” amounts represent cash collateral of $16,118 million and $6,814 million as of June 30, 2020 and December 31, 2019, respectively.

(2)
Excludes notes with fair value of $6,466 million (carrying amount of $6,466 million) and $4,757 million (carrying amount of $4,751 million) as of June 30, 2020 and December 31, 2019, respectively, which have been offset with the associated payables under a netting agreement.

(3)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(4)	All other represents cash equivalents and short-term investments.

(5)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2020 and December 31, 2019, the fair values of such investments were $3,979 million and $4,213 million respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(6)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of June 30, 2020 and December 31, 2019, the fair value of such investments was $23,117 million and $23,557 million, respectively.

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

(8)
As of June 30, 2020, the net embedded derivative liability position of $26.4 billion includes $0.3 billion of embedded derivatives in an asset position and $26.7 billion of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $12.8 billion includes $0.7 billion of embedded derivatives in an asset position and $13.5 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$3,382	Discounted cash flow(4)	Discount rate	0.56%	30%	5.31%	Decrease
		Market comparables	EBITDA multiples(3)	6.5X	15.0X	9.3X	Increase
		Liquidation	Liquidation value	14.98%	92.79%	67.50%	Increase
Equity securities	$185	Discounted cash flow(4)	Discount rate	10%	30%		Decrease
		Market comparables	EBITDA multiples(3)	1X	9.0X	1.7X	Increase
		Net Asset Value	Share price	$1	$1,414	$450	Increase
Separate account assets-commercial mortgage loans(5)	$803	Discounted cash flow	Spread	1.83%	3.18%	2.05%	Decrease
Liabilities:
Future policy benefits(6)	$26,439	Discounted cash flow	Lapse rate(8)	1%	20%		Decrease
			Spread over LIBOR(9)	0.17%	1.69%		Decrease
			Utilization rate(10)	39%	96%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	18%	29%		Increase
Policyholders’ account balances(7)	$1,441	Discounted cash flow	Lapse rate(8)	1%	42%		Decrease
			Spread over LIBOR(9)	0.17%	1.69%		Decrease
			Mortality rate(12)	0%	24%		Decrease
			Equity volatility curve	6%	38%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)	$1,424	Discounted cash flow(4)	Discount rate	0.49%	20%	7.41%	Decrease
		Market comparables	EBITDA multiples(3)	5.7X	9.2X	7.3X	Increase
		Liquidation	Liquidation value	14.25%	83.61%	59.47%	Increase
Equity securities	$210	Discounted cash flow(4)	Discount rate	10%	30%		Decrease
		Market comparables	EBITDA multiples(3)	1X	10.1X	5.4X	Increase
		Net Asset Value	Share price	$5	$1,353	$451	Increase
Separate account assets-commercial mortgage loans(5)	$796	Discounted cash flow	Spread	1.11%	1.85%	1.26%	Decrease
Liabilities:
Future policy benefits(6)	$12,831	Discounted cash flow	Lapse rate(8)	1%	18%		Decrease
			Spread over LIBOR(9)	0.10%	1.23%		Decrease
			Utilization rate(10)	43%	97%		Increase
			Withdrawal rate	See table footnote (11) below.
			Mortality rate(12)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders’ account balances(7)	$1,316	Discounted cash flow	Lapse rate(8)	1%	42%		Decrease
			Spread over LIBOR(9)	0.10%	1.23%		Decrease
			Mortality rate(12)	0%	24%		Decrease
			Equity volatility curve	6%	25%		Increase
__________

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.

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

(11)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 76% and 78% respectively. As of June 30, 2020 and December 31, 2019, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$115	$0	$7	$0	$0	$0	$0	$0	$0	$122	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	21	0	0	0	0	0	0	1	(1)	21	(1)
Corporate securities(3)	4,496	318	125	(5)	0	(95)	0	196	(131)	4,904	316
Structured securities(4)	948	4	73	0	0	(197)	0	80	(107)	801	11
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	0	0	0	0	24	0
Corporate securities(3)	603	19	0	1	0	(20)	0	29	(8)	624	17
Structured securities(4)	177	2	39	0	0	(6)	0	0	(113)	99	2
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	7	0	0	0	0	0	0	0	0	7	0
Other assets:
Fixed maturities, trading	249	(1)	4	(26)	0	0	10	0	0	236	(1)
Equity securities	594	(14)	19	(5)	0	0	0	0	0	594	(16)
Other invested assets	581	(4)	54	0	4	(3)	26	0	0	658	3
Short-term investments	53	0	1	0	0	0	(10)	0	0	44	0
Cash equivalents	1	0	0	0	0	0	0	0	0	1	0
Other assets	382	(24)	19	0	0	0	0	0	0	377	(22)
Separate account assets(5)	1,528	114	48	(8)	0	(15)	0	26	(9)	1,684	112
Liabilities:
Future policy benefits	(27,935)	1,820	0	0	(322)	0	(2)	0	0	(26,439)	1,565
Policyholders’ account balances(6)	(1,206)	(134)	0	0	(101)	0	0	0	0	(1,441)	(127)
Other liabilities	(47)	47	0	0	0	0	0	0	0	0	47
Notes issued by consolidated VIEs	(799)	58	0	0	0	0	0	0	0	(741)	59

	Three Months Ended June 30, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)(7)
	(in millions)
Fixed maturities, available-for-sale	$(88)	$0	$0	$407	$3	$(80)	$0	$0	406
Assets supporting experience-rated contractholder liabilities	0	18	0	0	3	0	19	0	0
Other assets:
Fixed maturities, trading	0	(2)	0	0	1	0	(1)	0	0
Equity securities	0	(14)	0	0	0	0	(16)	0	0
Other invested assets	0	(4)	0	0	0	7	(4)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(24)	0	0	0	0	(22)	0	0	0
Separate account assets(5)	0	0	114	0	0	0	0	112	0
Liabilities:
Future policy benefits	1,820	0	0	0	0	1,565	0	0	0
Policyholders’ account balances	(134)	0	0	0	0	(127)	0	0	0
Other liabilities	0	47	0	0	0	0	47	0	0
Notes issued by consolidated VIEs	(1)	59	0	0	0	0	59	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$105	$0	$17	$0	$0	$0	$0	$0	$0	$122	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	22	(1)	0	0	0	0	0	1	(1)	21	(1)
Corporate securities(3)	3,236	(182)	419	(118)	0	(330)	1	2,023	(145)	4,904	(175)
Structured securities(4)	948	(3)	388	(17)	0	(297)	155	92	(465)	801	(4)
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	0	0	0	0	24	0
Corporate securities(3)	637	(27)	4	(9)	0	(65)	0	92	(8)	624	(27)
Structured securities(4)	69	(2)	155	0	0	(10)	0	0	(113)	99	2
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	7	0	0	0	0	0	0	7	0
Other assets:
Fixed maturities, trading	287	(16)	22	(32)	0	0	8	15	(48)	236	(16)
Equity securities	633	(58)	28	(10)	0	0	1	0	0	594	(60)
Other invested assets	567	4	81	0	4	(4)	6	0	0	658	5
Short-term investments	155	2	44	0	0	(110)	(47)	0	0	44	0
Cash equivalents	131	0	0	0	0	0	(130)	0	0	1	0
Other assets	113	228	36	0	0	0	0	0	0	377	229
Separate account assets(5)	1,717	(26)	104	(21)	0	(33)	0	33	(90)	1,684	(17)
Liabilities:
Future policy benefits	(12,831)	(12,969)	0	0	(641)	0	2	0	0	(26,439)	(13,183)
Policyholders’ account balances(6)	(1,316)	72	0	0	(197)	0	0	0	0	(1,441)	63
Other liabilities	(105)	105	0	0	0	0	0	0	0	0	104
Notes issued by consolidated VIEs	(800)	59	0	0	0	0	0	0	0	(741)	59

	Six Months Ended June 30, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)(7)
	(in millions)
Fixed maturities, available-for-sale	$(115)	$0	$0	$(76)	$5	$(106)	$0	$0	$(74)
Assets supporting experience-rated contractholder liabilities	0	(29)	0	0	0	0	(25)	0	0
Other assets:
Fixed maturities, trading	0	(17)	0	0	1	0	(16)	0	0
Equity securities	0	(58)	0	0	0	0	(60)	0	0
Other invested assets	0	4	0	0	0	1	4	0	0
Short-term investments	2	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	228	0	0	0	0	229	0	0	0
Separate account assets(5)	0	0	(26)	0	0	0	0	(17)	0
Liabilities:
Future policy benefits	(12,969)	0	0	0	0	(13,183)	0	0	0
Policyholders’ account balances	72	0	0	0	0	63	0	0	0
Other liabilities	0	105	0	0	0	0	104	0	0
Notes issued by consolidated VIEs	0	59	0	0	0	0	59	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$88	$0	$6	$0	$0	$0	$0	$0	$0	$94	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	138	(1)	0	0	0	0	(2)	0	(111)	24	0
Corporate securities(3)	2,757	6	288	(17)	0	(225)	1	19	(37)	2,792	(5)
Structured securities(4)	1,915	8	113	(47)	0	(101)	9	17	(1,053)	861	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	29	0	0	0	0	(3)	0	0	0	26	0
Corporate securities(3)	592	5	14	0	0	(67)	0	10	(1)	553	11
Structured securities(4)	60	1	0	0	0	(4)	0	0	0	57	1
Equity securities	1	1	0	(1)	0	0	0	0	0	1	0
All other activity	0	0	3	0	0	(2)	0	0	0	1	0
Other assets:
Fixed maturities, trading	240	(7)	36	(13)	0	0	1	39	0	296	(7)
Equity securities	674	16	23	(13)	0	(59)	6	1	(24)	624	15
Other invested assets	373	0	61	0	0	0	2	0	0	436	0
Short-term investments	168	0	273	0	0	(153)	0	0	0	288	0
Cash equivalents	1	0	0	0	0	0	0	0	0	1	0
Other assets	48	42	8	0	0	0	0	0	0	98	41
Separate account assets(5)	1,635	44	139	(6)	0	(27)	0	0	(77)	1,708	41
Liabilities:
Future policy benefits	(10,025)	(2,400)	0	0	(298)	0	0	0	0	(12,723)	(2,503)
Policyholders’ account balances(6)	(146)	(828)	0	0	(73)	0	0	0	0	(1,047)	(821)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(817)	1	0	0	0	0	0	0	0	(816)	1

	Three Months Ended June 30, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(11)	$0	$0	$18	$6	$(5)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	6	0	0	1	0	12	0
Other assets:
Fixed maturities, trading	0	(8)	0	0	1	0	(7)	0
Equity securities	0	16	0	0	0	0	15	0
Other invested assets	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	42	0	0	0	0	41	0	0
Separate account assets(5)	0	0	43	0	1	0	0	41
Liabilities:
Future policy benefits	(2,400)	0	0	0	0	(2,503)	0	0
Policyholders’ account balances	(828)	0	0	0	0	(821)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	1	0	0	0	0	1	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$81	$0	$13	$0	$0	$0	$0	$0	$0	$94	$0
U.S. states	5	0	0	0	0	(1)	0	0	0	4	0
Foreign government	125	2	0	0	0	0	(1)	9	(111)	24	0
Corporate securities(3)	2,685	10	607	(29)	0	(604)	(1)	183	(59)	2,792	(26)
Structured securities(4)	1,339	25	431	(47)	0	(332)	7	750	(1,312)	861	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	225	0	0	0	0	(3)	(196)	0	0	26	0
Corporate securities(3)	444	10	41	0	0	(143)	196	10	(5)	553	6
Structured securities(4)	149	1	6	0	0	(25)	0	0	(74)	57	1
Equity securities	1	1	0	(1)	0	0	0	0	0	1	1
All other activity	0	0	3	0	0	(2)	0	0	0	1	0
Other assets:
Fixed maturities, trading	206	(11)	74	(14)	0	0	3	39	(1)	296	(7)
Equity securities	671	24	46	(24)	0	(74)	4	1	(24)	624	22
Other invested assets	263	(1)	218	0	0	(42)	(2)	0	0	436	(1)
Short-term investments	89	0	426	0	0	(227)	0	0	0	288	0
Cash equivalents	77	0	1	0	0	(77)	0	0	0	1	0
Other assets	25	56	17	0	0	0	0	0	0	98	55
Separate account assets(5)	1,534	125	228	(17)	0	(50)	0	0	(112)	1,708	115
Liabilities:
Future policy benefits	(8,926)	(3,210)	0	0	(588)	0	1	0	0	(12,723)	(3,364)
Policyholders’ account balances(6)	(56)	(879)	0	0	(109)	0	(3)	0	0	(1,047)	(872)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(595)	(1)	0	0	(858)	638	0	0	0	(816)	(1)

	Six Months Ended June 30, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(13)	$0	$0	$40	$10	$(26)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	9	0	0	3	0	8	0
Other assets:
Fixed maturities, trading	0	(12)	0	0	1	0	(7)	0
Equity securities	0	24	0	0	0	0	22	0
Other invested assets	(1)	0	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	56	0	0	0	0	55	0	0
Separate account assets(5)	0	0	123	0	2	0	0	115
Liabilities:
Future policy benefits	(3,210)	0	0	0	0	(3,364)	0	0
Policyholders’ account balances	(879)	0	0	0	0	(872)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(1)	0	0	0	0	(1)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________

(1)
“Other,” for the periods ended June 30, 2020 and June 30, 2019, primarily represent deconsolidation of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.

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

	As of June 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$6	$25,383	$1	$	$25,390
Currency	0	381	0		381
Credit	0	20	0		20
Currency/Interest Rate	0	4,292	0		4,292
Equity	63	617	0		680
Other	0	0	0		0
Netting(1)				(29,119)	(29,119)
Total derivative assets	$69	$30,693	$1	$(29,119)	$1,644
Derivative Liabilities:
Interest Rate	$44	$11,524	$0	$	$11,568
Currency	0	247	0		247
Credit	0	17	0		17
Currency/Interest Rate	0	396	0		396
Equity	84	1,373	0		1,457
Other	0	0	0		0
Netting(1)				(13,001)	(13,001)
Total derivative liabilities	$128	$13,557	$0	$(13,001)	$684

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$4	$11,238	$1	$	$11,243
Currency	0	230	0		230
Credit	0	21	0		21
Currency/Interest Rate	0	2,207	0		2,207
Equity	2	683	0		685
Other	0	0	0		0
Netting(1)				(13,519)	(13,519)
Total derivative assets	$6	$14,379	$1	$(13,519)	$867
Derivative Liabilities:
Interest Rate	$38	$5,176	$0	$	$5,214
Currency	0	271	0		271
Credit	0	0	0		0
Currency/Interest Rate	0	647	0		647
Equity	3	1,401	0		1,404
Other	0	0	0		0
Netting(1)				(6,705)	(6,705)
Total derivative liabilities	$41	$7,495	$0	$(6,705)	$831
__________

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0

	Six Months Ended June 30, 2020
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$(3)	$0	$(3)	$0
Mortgage servicing rights(2)	$(26)	$(1)	$(29)	$(2)

	June 30, 2020	December 31, 2019
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$11	$15
Mortgage servicing rights(2)	$280	$87
__________

(1)	Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(59)	$(1)	$(59)	$1

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Commercial mortgage and other loans:
Interest income	$4	$5	$6	$11
Notes issued by consolidated VIEs:
Interest expense	$11	$13	$22	$22

	June 30, 2020	December 31, 2019
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$682	$228
Aggregate contractual principal as of period end	$670	$224
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$741	$800
Aggregate contractual principal as of period end	$857	$857
__________

(1)	As of June 30, 2020, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,146	$85	$2,231	$1,875
Assets supporting experience-rated contractholder liabilities	219	100	0	319	319
Commercial mortgage and other loans	0	108	65,666	65,774	62,787
Policy loans	0	0	12,283	12,283	12,283
Other invested assets	0	200	0	200	200
Short-term investments	2,351	89	0	2,440	2,440
Cash and cash equivalents	8,785	2,271	0	11,056	11,056
Accrued investment income	0	3,296	0	3,296	3,296
Other assets	148	2,548	276	2,972	2,971
Total assets	$11,503	$10,758	$78,310	$100,571	$97,227
Liabilities:
Policyholders’ account balances—investment contracts	$0	$37,374	$71,832	$109,206	$106,501
Securities sold under agreements to repurchase	0	10,488	0	10,488	10,488
Cash collateral for loaned securities	0	3,447	0	3,447	3,447
Short-term debt	0	1,036	102	1,138	1,130
Long-term debt(3)	1,900	19,884	1,206	22,990	20,162
Notes issued by consolidated VIEs	0	0	456	456	456
Other liabilities	0	7,546	48	7,594	7,594
Separate account liabilities—investment contracts	0	77,492	23,687	101,179	101,179
Total liabilities	$1,900	$157,267	$97,331	$256,498	$250,957

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,217	$85	$2,302	$1,933
Assets supporting experience-rated contractholder liabilities	16	0	0	16	16
Commercial mortgage and other loans	0	107	65,558	65,665	63,331
Policy loans	0	0	12,096	12,096	12,096
Other invested assets	0	36	0	36	36
Short-term investments	1,492	39	0	1,531	1,531
Cash and cash equivalents	6,278	1,043	0	7,321	7,321
Accrued investment income	0	3,330	0	3,330	3,330
Other assets	147	2,526	643	3,316	3,315
Total assets	$7,933	$9,298	$78,382	$95,613	$92,909
Liabilities:
Policyholders’ account balances—investment contracts	$0	$32,940	$69,216	$102,156	$101,241
Securities sold under agreements to repurchase	0	9,681	0	9,681	9,681
Cash collateral for loaned securities	0	4,213	0	4,213	4,213
Short-term debt	0	1,748	205	1,953	1,933
Long-term debt(3)	1,950	18,188	1,186	21,324	18,646
Notes issued by consolidated VIEs	0	0	474	474	474
Other liabilities	0	6,403	579	6,982	6,982
Separate account liabilities—investment contracts	0	77,134	24,407	101,541	101,541
Total liabilities	$1,950	$150,307	$96,067	$248,324	$244,711
__________

(1)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

(2)
Excludes notes with fair value of $5,603 million (carrying amount of $4,998 million) and $5,401 million (carrying amount of $4,998 million) as of June 30, 2020 and December 31, 2019, respectively, which have been offset with the associated payables under a netting agreement.

(3)
Includes notes with fair value of $12,069 million (carrying amount of $11,464 million) and $10,158 million (carrying amount of $9,749 million) as of June 30, 2020 and December 31, 2019, respectively, which have been offset with the associated receivables under a netting agreement.

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

As of June 30, 2020 and December 31, 2019, the Company recognized a policyholder dividend obligation of $2,450 million and $2,816 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,305 million and $3,332 million at June 30, 2020 and December 31, 2019, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Closed Block liabilities
Future policy benefits	$47,142	$47,613
Policyholders’ dividends payable	728	717
Policyholders’ dividend obligation	7,755	6,149
Policyholders’ account balances	4,914	4,973
Other Closed Block liabilities	3,322	4,049
Total Closed Block liabilities	63,861	63,501
Closed Block assets
Fixed maturities, available-for-sale, at fair value	42,058	41,146
Fixed maturities, trading, at fair value	239	256
Equity securities, at fair value	2,047	2,245
Commercial mortgage and other loans	8,388	8,629
Policy loans	4,158	4,264
Other invested assets	3,259	3,333
Short-term investments	95	227
Total investments	60,244	60,100
Cash and cash equivalents	462	191
Accrued investment income	436	456
Other Closed Block assets	86	93
Total Closed Block assets	61,228	60,840
Excess of reported Closed Block liabilities over Closed Block assets	2,633	2,661
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	5,250	3,280
Allocated to policyholder dividend obligation	(5,305)	(3,332)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,578	$2,609

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2020
(in millions)
Balance, December 31, 2019	$6,149
Cumulative effect adjustment from the adoption of ASU 2016-13(1)	(13)
Impact from earnings allocable to policyholder dividend obligation	(353)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	1,972
Balance, June 30, 2020	$7,755

__________

(1)	See Note 2 for more information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues
Premiums	$519	$581	$999	$1,108
Net investment income	515	576	1,063	1,141
Realized investment gains (losses), net	(8)	49	248	105
Other income (loss)	318	97	(285)	325
Total Closed Block revenues	1,344	1,303	2,025	2,679
Benefits and Expenses
Policyholders’ benefits	725	780	1,372	1,489
Interest credited to policyholders’ account balances	32	32	64	64
Dividends to policyholders	517	415	423	968
General and administrative expenses	82	89	167	178
Total Closed Block benefits and expenses	1,356	1,316	2,026	2,699
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(12)	(13)	(1)	(20)
Income tax expense (benefit)	(28)	(29)	(34)	(53)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$16	$16	$33	$33

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $57 million, or (2.1)% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first six months of 2020, compared to an income tax expense of $394 million, or 19.5%, in the first six months of 2019. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits and foreign earnings taxed at higher rates than the U.S. statutory rate.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year projected effective tax rate an income tax benefit of $512 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. The projected tax benefit related to the NOL carryback was partially offset by an incremental Global Intangible Low-Taxed Income (“GILTI”) tax expense of $140 million driven by projected overall domestic losses (“ODLs”) which resulted in a reduced GILTI foreign tax credit. These amounts are estimates and will change if the amount of, and sources of, 2020 net taxable income are different from forecast. The inclusion of these two amounts in the full year projected effective tax rate results in a projected negative effective tax rate for the year, which when applied to the year-to-date pre-tax loss resulted in a $781 million increase to our income tax expense for the first six months of 2020. The first six months of 2020 also include a $47 million reduction in income tax expense recorded as a discrete item from the carryback of 2018 NOL and related ODL.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceeds 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which we operate, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, our Japan affiliates have a different tax year than the U.S. calendar tax year used to

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

determine GILTI. Therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company is in the process of reviewing and estimating the impacts of the regulations and will record any such impacts in the third quarter of 2020.

The Treasury Department and the IRS also issued Proposed Regulations on July 20th which would require that, if a high-tax exception election is made with respect to GILTI in any year, an election having the same effect must also be made with regard to income taxed under Subpart F of the Tax Code. Such an election under Subpart F of the Tax Code would apply to the Full Inclusion election made by the Company for its insurance operations in Brazil, thereby increasing the tax rate applied to our Brazil insurance operations. The Proposed Regulations will be effective for taxable years beginning after they are issued in final form.

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2020	December 31, 2019
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	475	524
Subtotal commercial paper	500	549
Current portion of long-term debt:
Senior Notes	528	1,179
Mortgage Debt	95	192
Surplus notes subject to set-off arrangements (1)	250	0
Subtotal current portion of long-term debt	873	1,371
Other(2)	7	13
Subtotal	1,380	1,933
Less: assets under set-off arrangements(1)	250	0
Total short-term debt(3)	$1,130	$1,933
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$240	$224
Daily average commercial paper outstanding for the quarter ended	$1,869	$1,702
Weighted average maturity of outstanding commercial paper, in days	14	6
Weighted average interest rate on outstanding commercial paper	0.13%	1.61%
_________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.

(2)	Includes $7 million drawn on a revolving line of credit held by a subsidiary at June 30, 2020.
(3) Includes Prudential Financial debt of $553 million and $1,204 million at June 30, 2020 and December 31, 2019, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2020, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Federal Home Loan Bank of New York (“FHLBNY”)

In the first quarter of 2020, PICA issued $3.6 billion in funding agreements under the FHLBNY facility. As of June 30, 2020, $3.6 billion of funding agreements remain outstanding under this facility with maturities ranging from five months to seven years

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

and rates from 0.430% to 1.925%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the foregoing table. For additional information on this facility, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Facility Agreement for Senior Debt Issuance

In May 2020, Prudential Financial entered into a ten-year facility agreement with a Delaware trust upon the completion of the sale of $1.5 billion of trust securities by that Delaware trust in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and/or interest strips of U.S. Treasury securities. The facility agreement provides Prudential Financial the right to issue and sell to the trust from time to time up to $1.5 billion of 2.850% senior notes due May 15, 2030 and receive in exchange a corresponding amount of the U.S. Treasury securities held by the trust. In return, the Company agreed to pay a semi-annual facility fee to the trust at a rate of 2.175% per annum applied to the maximum amount of senior notes that the Company could issue and sell to the trust. The facility agreement with the trust provides Prudential Financial with a source of liquid assets in exchange for notes and is similar to the Company’s existing put option agreement in respect of $1.5 billion of senior notes that expires in 2023.

The right to issue senior notes described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the Company’s failure to pay is not cured within 30 days, and upon an event involving its bankruptcy. The Company is also required to exercise this issuance right if its consolidated stockholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI, falls below $9.0 billion, subject to adjustment in certain cases. Prior to any involuntary exercise of the issuance right, the Company has the right to repurchase any of its senior notes then held by the trust in exchange for U.S. Treasury securities. Finally, Prudential Financial may redeem any outstanding senior notes, in whole or in part, prior to February 15, 2030, at a redemption price equal to the greater of par or a make-whole price, or thereafter, redeem the senior notes, in whole or in part, at par.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in millions)
Fixed-rate obligations:
Surplus notes	$343	$342
Surplus notes subject to set-off arrangements(1)	8,884	7,484
Senior notes	11,575	10,084
Mortgage debt(2)	100	104
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,265
Mortgage debt(3)	264	241
Junior subordinated notes(4)	7,580	7,575
Subtotal	31,376	28,395
Less: assets under set-off arrangements(1)	11,214	9,749
Total long-term debt(5)	$20,162	$18,646
 __________

(1)	The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.

(2)	Includes $40 million and $43 million of debt denominated in foreign currency at June 30, 2020 and December 31, 2019, respectively.

(3)	Includes $50 million and $53 million of debt denominated in foreign currency at June 30, 2020 and December 31, 2019, respectively.

(4)
Includes Prudential Financial debt of $7,522 million and $7,518 million at June 30, 2020 and December 31, 2019, respectively. Also includes subsidiary debt of $58 million and $57 million denominated in foreign currency at June 30, 2020 and December 31, 2019, respectively.

(5)	Includes Prudential Financial debt of $18,925 million and $17,430 million at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company was in compliance with all debt covenants related to the borrowings in the table above.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Surplus Notes. In March 2020, Prudential Legacy Insurance Company of New Jersey issued $800 million of surplus notes under its $4 billion reserve financing facility. As of June 30, 2020, an aggregate of $900 million of surplus notes was outstanding under the facility and no credit-linked note payments have been required. For additional information on this facility, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In June 2020, the Company established a new $1.2 billion captive financing facility to finance non-economic reserves required under Guideline AXXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary may issue surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. Prudential Arizona Reinsurance Universal Company issued $700 million of surplus notes under this facility in June 2020. As of June 30, 2020, an aggregate of $700 million of surplus notes was outstanding under the facility and no credit-linked note payments have been required.

Senior Notes. As of June 30, 2020, the outstanding balance of the Company’s senior notes was $12.1 billion, an increase of $0.8 billion from December 31, 2019. The increase is due to the issuance of $1.5 billion of medium-term notes in March 2020: $500 million with an interest rate of 1.5% maturing in March 2026, $500 million with an interest rate of 2.1% maturing in March 2030, and $500 million with an interest rate of 3.0% maturing in March 2040, offset by $651 million of debt maturities in June 2020.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$81	$72	$6	$5
Interest cost	107	123	16	20
Expected return on plan assets	(202)	(204)	(25)	(23)
Amortization of prior service cost	(1)	(1)	1	1
Amortization of actuarial (gain) loss, net	66	54	4	6
Settlements	4	48	0	0
Special termination benefits(1)(2)	0	1	0	0
Net periodic (benefit) cost	$55	$93	$2	$9

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$161	$145	$12	$11
Interest cost	215	246	32	39
Expected return on plan assets	(403)	(408)	(50)	(47)
Amortization of prior service cost	(2)	(2)	3	2
Amortization of actuarial (gain) loss, net	131	108	8	12
Settlements	4	48	0	0
Special termination benefits(1)(2)	2	1	0	0
Net periodic (benefit) cost	$108	$138	$5	$17
__________

(1)
For 2020 certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

(2)	For 2019 certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2019	666.3	267.5	398.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.7	(6.7)
Stock-based compensation programs(1)	0.0	(2.5)	2.5
Balance, June 30, 2020	666.3	271.7	394.6
__________

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2019, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

December 31, 2020. As of June 30, 2020, 6.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million. The Company temporarily suspended Common Stock repurchases under the existing repurchase authorization beginning April 1, 2020; however, the Company continues to evaluate the resumption of share repurchases under the existing Board authorization.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends declared per share of Common Stock	$1.10	$1.00	$2.20	$2.00

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2020 and 2019, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2019	$(536)	$28,112	$(3,537)	$24,039
Change in OCI before reclassifications	(213)	9,449	4	9,240
Amounts reclassified from AOCI	5	(702)	140	(557)
Income tax benefit (expense)	28	(1,881)	(32)	(1,885)
Balance, June 30, 2020	$(716)	$34,978	$(3,425)	$30,837

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2018	$(564)	$14,745	$(3,275)	$10,906
Change in OCI before reclassifications	98	17,296	(39)	17,355
Amounts reclassified from AOCI	5	(501)	120	(376)
Income tax benefit (expense)	8	(3,899)	(19)	(3,910)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, June 30, 2019	$(453)	$27,648	$(3,213)	$23,982
__________

(1)
Includes cash flow hedges of $2,498 million and $832 million as of June 30, 2020 and December 31, 2019, respectively, and $1,017 million and $811 million as of June 30, 2019 and December 31, 2018, respectively, and fair value hedges of $(3) million and $0 million as of June 30, 2020 and December 31, 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statements of Operations
	2020	2019	2020	2019
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(2)	$0	$(5)	$(5)	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	0	0	Other income (loss)
Total foreign currency translation adjustment	(2)	0	(5)	(5)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	9	0	8	(1)	(3)
Cash flow hedges—Currency	3	1	4	2	(3)
Cash flow hedges—Currency/Interest rate	32	156	420	171	(3)
Net unrealized investment gains (losses) on available-for-sale securities	112	69	270	329
Total net unrealized investment gains (losses)	156	226	702	501	(4)
Amortization of defined benefit pension items:
Prior service cost	0	0	(1)	0	(5)
Actuarial gain (loss)	(70)	(60)	(139)	(120)	(5)
Total amortization of defined benefit pension items	(70)	(60)	(140)	(120)
Total reclassifications for the period	$84	$166	$557	$376
__________

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Available-for-sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	34				(7)	27
Reclassification adjustment for (gains) losses included in net income	13				(3)	10
Increase (Decrease) due to non-credit related losses recognized in AOCI during the period	(87)				19	(68)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		2			0	2
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(5)	1	(4)
Balance, June 30, 2020	$(40)	$2	$0	$(5)	$10	$(33)
__________

(1)	Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2019(2)	$45,339	$(1,585)	$(2,909)	$(3,366)	$(9,367)	$28,112
Net investment gains (losses) on investments arising during the period	12,195				(2,599)	9,596
Reclassification adjustment for (gains) losses included in net income	(715)				152	(563)
Reclassification due to allowance for credit losses recorded during the period	87				(19)	68
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		226			(40)	186
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(1,036)		202	(834)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(1,967)	413	(1,554)
Balance, June 30, 2020	$56,906	$(1,359)	$(3,945)	$(5,333)	$(11,258)	$35,011
__________

(1)	Includes cash flow and fair value hedges. See Note 5 for information on cash flow and fair value hedges.

(2)	Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.

12. EARNINGS PER SHARE

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended June 30,
	2020			2019
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(2,405)			$738
Less: Income (loss) attributable to noncontrolling interests	4			30
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	6			8
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(2,415)	394.6	$(6.12)	$700	405.3	$1.73
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$6			$8
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	6			8
Stock options		0.0			1.3
Deferred and long-term compensation programs		0.0			1.1
Exchangeable Surplus Notes	0	0.0		6	6.2
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(2,415)	394.6	$(6.12)	$706	413.9	$1.71
__________

(1)
For the three months ended June 30, 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended June 30, 2020, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2020			2019
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(2,675)			$1,675
Less: Income (loss) attributable to noncontrolling interests	5			35
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	11			18
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(2,691)	395.8	$(6.80)	$1,622	407.3	$3.98
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$11			$18
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	11			18
Stock options		0.0			1.2
Deferred and long-term compensation programs		0.0			1.1
Exchangeable Surplus Notes	0	0.0		11	6.2
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(2,691)	395.8	$(6.80)	$1,633	415.8	$3.93
__________

(1)
For the six months ended June 30, 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the six months ended June 30, 2020, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2020 and 2019, as applicable, were based on 5.0 million and 4.5 million of such awards, respectively, and for the six months ended June 30, 2020 and 2019, as applicable, were based on 5.0 million and 4.6 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2020		2019
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	4.7	$74.92	0.9	$105.95
Antidilutive stock options due to net loss available to holders of Common Stock	0.2		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	1.3		0.0
Total antidilutive stock options and shares	6.4		0.9

	Six Months Ended June 30,
	2020		2019
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.5	$79.06	1.0	$104.57
Antidilutive stock options due to net loss available to holders of Common Stock	0.5		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	1.5		0.0
Total antidilutive stock options and shares	5.7		1.0

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which were exchangeable at the option of the note holders for shares of Common Stock. In August 2019, as a result of the note holders’ exercise of the exchange option, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. In calculating diluted earnings per share under the if-converted method, for the three and six months ended June 30, 2019, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes were outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

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

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For additional information on these reconciling items, see Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company has historically reflected the results of its variable annuities hedging programs in adjusted operating income over time. Beginning with the second quarter of 2020, these impacts are excluded from adjusted operating income which the Company believes enhances the understanding of underlying performance trends.

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted operating income before income taxes by segment:	(in millions)
PGIM	$324	$264	$488	$478
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	281	467	526	718
Group Insurance	5	81	49	134
Total U.S. Workplace Solutions division	286	548	575	852
U.S. Individual Solutions division:
Individual Annuities(1)	249	462	622	934
Individual Life	(64)	(135)	(84)	(30)
Total U.S. Individual Solutions division	185	327	538	904
Assurance IQ division(2):
Assurance IQ	(16)	0	(39)	0
Total Assurance IQ division	(16)	0	(39)	0
Total U.S. Businesses	455	875	1,074	1,756
International Businesses(3)	693	790	1,391	1,649
Corporate and Other	(541)	(335)	(883)	(747)
Total segment adjusted operating income before income taxes	931	1,594	2,070	3,136
Reconciling items:
Realized investment gains (losses), net, and related adjustments(4)	(3,191)	(572)	(2,982)	(1,194)
Charges related to realized investment gains (losses), net	519	(82)	(283)	(57)
Market experience updates(5)	55	(207)	(886)	(207)
Divested and Run-off Businesses:
Closed Block division	(22)	(21)	(23)	(40)
Other Divested and Run-off Businesses(3)	(602)	168	(580)	415
Other adjustments(6)	32	0	77	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(54)	(4)	(63)	(37)
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$(2,332)	$876	$(2,670)	$2,016

________

(1)
Individual Annuities segment results reflect DAC as if the Individual Annuities business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

(2)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(3)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.

(4)	Prior period amounts have been updated to conform to current period presentation.

(5)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2020	December 31, 2019
Assets by segment:	(in millions)
PGIM	$47,722	$47,655
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	203,191	198,153
Group Insurance	43,900	43,712
Total U.S. Workplace Solutions division	247,091	241,865
U.S. Individual Solutions division:
Individual Annuities	191,259	189,040
Individual Life	100,429	96,072
Total U.S. Individual Solutions division	291,688	285,112
Assurance IQ division(1):
Assurance IQ	2,599	2,639
Total Assurance IQ division	2,599	2,639
Total U.S. Businesses	541,378	529,616
International Businesses(2)	226,611	220,381
Corporate and Other(2)	37,927	37,573
Closed Block division	61,749	61,327
Total assets per Unaudited Interim Consolidated Financial Statements	$915,387	$896,552
 __________

(1)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(2)
Effective second quarter of 2020, the carrying amounts of assets of POK are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues on an adjusted operating income basis:	(in millions)
PGIM	$957	$926	$1,735	$1,796
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	2,992	3,586	5,429	6,225
Group Insurance	1,471	1,461	2,895	2,902
Total U.S. Workplace Solutions division	4,463	5,047	8,324	9,127
U.S. Individual Solutions division:
Individual Annuities	953	1,288	2,101	2,523
Individual Life	1,563	1,508	3,093	2,990
Total U.S. Individual Solutions division	2,516	2,796	5,194	5,513
Assurance IQ division(1):
Assurance IQ	59	0	119	0
Total Assurance IQ division	59	0	119	0
Total U.S. Businesses	7,038	7,843	13,637	14,640
International Businesses(2)	5,233	5,058	11,010	10,782
Corporate and Other	(150)	(164)	(355)	(335)
Total revenues on an adjusted operating income basis	13,078	13,663	26,027	26,883
Reconciling items:
Realized investment gains (losses), net, and related adjustments(3)	(2,241)	(259)	(2,695)	(478)
Charges related to realized investment gains (losses), net	(20)	(54)	(81)	(125)
Market experience updates(4)	(14)	(7)	(348)	(7)
Divested and Run-off Businesses:
Closed Block division	1,340	1,301	2,017	2,675
Other Divested and Run-off Businesses(2)	(18)	777	623	1,602
Other adjustments(5)	47	0	105	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(57)	(33)	(69)	(71)
Total revenues per Unaudited Interim Consolidated Financial Statements	$12,115	$15,388	$25,579	$30,479

__________

(1)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(2)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.

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

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
PGIM segment intersegment revenues	$208	$194	$425	$374

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Asset-based management fees	$840	$872	$1,715	$1,715
Performance-based incentive fees	16	62	30	98
Other fees	135	149	279	286
Total asset management and service fees	$991	$1,083	$2,024	$2,099

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2020	December 31, 2019
	(in millions)
Total outstanding mortgage loan commitments	$1,754	$2,129
Portion of commitment where prearrangement to sell to investor exists	$787	$751

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $2 million as of June 30, 2020, which is a change of $0 million and $(1) million for the three and six months ended June 30, 2020, respectively.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2020	December 31, 2019
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$8,394	$7,372
Expected to be funded from separate accounts	$53	$49

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three and six ended June 30, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

 Indemnification of Securities Lending and Securities Repurchase Transactions

	June 30, 2020	December 31, 2019
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$7,167	$5,071
Fair value of related collateral associated with above indemnifications(2)	$7,317	$5,204
Accrued liability associated with guarantee	$0	$0

__________

(1)	Includes $34 million and $38 million related to securities repurchase transactions as of June 30, 2020 and December 31, 2019, respectively.

(2)	Includes $34 million and $37 million related to securities repurchase transactions as of June 30, 2020 and December 31, 2019, respectively.

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

Guarantees of Asset Values

	June 30, 2020	December 31, 2019
	(in millions)
Guaranteed value of third-parties’ assets	$82,325	$80,009
Fair value of collateral supporting these assets	$86,247	$81,604
Asset (liability) associated with guarantee, carried at fair value	$1	$1

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	June 30, 2020	December 31, 2019
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,278	$2,113
First-loss exposure portion of above	$668	$622
Accrued liability associated with guarantees(1)	$37	$19

__________

(1)
As of June 30, 2020, the accrued liability associated with guarantees includes an allowance for credit losses of $17 million, which is a change of $0 million and $(1) million for the three and six months ended June 30, 2020, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $18,154 million and $16,878 million of mortgages subject to these loss-sharing arrangements as of June 30, 2020 and December 31, 2019, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2020, these mortgages had a weighted-average debt service coverage ratio of 1.96 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2019, these mortgages had a weighted average debt service coverage ratio of 1.88 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for both the six months ended June 30, 2020 and 2019.

Other Guarantees

	June 30, 2020	December 31, 2019
	(in millions)
Other guarantees where amount can be determined	$51	$55
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above reflects $9 million and $12 million as of June 30, 2020 and December 31, 2019, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

The contingent consideration liability referred to above is reported at fair value. Fair value is determined based on the present value of expected payments under the arrangement described above, using an internally developed option pricing model based on a number of assumptions, including certain unobservable assumptions for future Variable Profits and the future price of Prudential Financial Common Stock. The fair value of the liability is updated each reporting period, with changes in fair value reported within

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

“Other income.” The fair value of the contingent consideration liability was less than $1 million as of June 30, 2020 and $105 million as of December 31, 2019 (see Note 6 for additional information). The stock-based component of contingent consideration impacts the share count for purposes of calculating the Company’s diluted earnings per share when Assurance IQ’s actual Variable Profits achieved as of the end of the reporting period is in excess of $900 million, as if the contingent consideration performance period ended on the applicable reporting date. The number of shares issued as part of the contingent consideration payable in 2023 will be based on a $83.71 price per share.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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
Individual Annuities, Individual Life, and Group Insurance
Behfarin v. Pruco Life
In June 2020, the court issued an order: (i) granting plaintiffs’ motion for certification of the settlement class; (ii) approving the proposed nationwide class settlement agreement; (iii) approving the class notice; (iv) awarding attorneys’ fees and costs to plaintiffs and a reduced incentive award to Behfarin; and (v) dismissing the action with prejudice, but maintaining jurisdiction over the settlement.
Securities Litigation
City of Warren v. PFI, et al

In March 2020, the court issued an order consolidating this action with Donald P. Crawford v. PFI, et al. under the caption In re Prudential Financial, Inc. Securities Litigation. In June 2020, plaintiffs filed an amended complaint and added Robert M. Falzon, PFI’s vice chairman, as an individual defendant.

Donald P. Crawford v. PFI, et al.

In March 2020, the court issued an order consolidating this action with City of Warren v. PFI, et al. under the caption In re Prudential Financial, Inc. Securities Litigation. Case updates are consolidated with the City of Warren action.

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

In May 2020, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Barclays Bank PLC, Barclays Capital Inc., and Barclays PLC.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2020, compared with December 31, 2019, and its consolidated results of operations for the three and six months ended June 30, 2020 and 2019. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements,” the “Risk Factors” section, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.605 trillion of assets under management as of June 30, 2020, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt which are reflected in our Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•	Outlook

PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.4 trillion of assets under management through its distinctive multi-manager model. Although equity markets have largely recovered and credit spreads have compressed from their highs, there remain risks to earnings across the asset management industry, including PGIM, if economic conditions remain unstable and markets decline or credit spreads widen further. The economic downturn is also having an impact on real estate prices as well as transaction volume in certain private asset classes. These factors could lead to lower fee-based revenues, incentive fees taking longer to be realized and losses emerging in our strategic investing portfolio. While the impacts of COVID-19 are a net negative for PGIM, and the overall asset management industry, we believe there is an opportunity for earnings growth as markets recover, potentially leading to higher asset management fees, incentive fees and transaction activity. We believe PGIM’s uniquely diversified global platform is well positioned to be resilient in the face of market and industry headwinds. Underpinning our growth strategy is our ability to continue to deliver robust investment performance, and to attract and retain high-caliber investment talent.
U.S. Businesses:

U.S. Workplace Solutions. In our Retirement business, we expect that account values in our full-service business will be impacted by market volatility and by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides qualified individuals the ability to withdraw from defined contribution plans and individual retirement accounts up to $100,000 penalty-free, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). Market conditions are also likely to have an impact on Retirement sales volume. We continue to maintain pricing discipline to ensure we are achieving appropriate returns in the current market, including in our funded pension risk transfer business, where we have seen a slowdown in the pipeline as a result of the impact of these market conditions on pension plan funding levels. Given many of the products in our institutional investment products business assume longevity risk, elevated levels of mortality resulting from COVID-19 may continue, resulting in a higher level of underwriting gains in this business. In our Group Insurance business, we expect COVID-19 to drive elevated levels of mortality resulting in increased life insurance claims in the near-term. In both Retirement and Group Insurance, we believe over time COVID-19 may contribute to heightened interest in the solutions we offer to help improve the financial wellness of individuals at the workplace; however, we expect near-term revenue growth prospects to be slowed by the impact of social distancing on new business sales and the impact of employee financial hardships on utilization of workplace benefits.

U.S. Individual Solutions. In our Individual Life insurance business, we expect COVID-19 to drive elevated levels of mortality, resulting in increased life insurance claims in the near-term. In our Individual Annuities business, we expect account values and fee income will be impacted by market volatility. Across our Individual Solutions businesses, we have taken pricing and product actions, including the suspension of our single life guaranteed universal life product in July 2020, to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. In addition, while our distribution platforms include a suite of digital, hybrid advisory, and in-person advisory options, mandated social distancing has limited in-person engagement between customers and advisors. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term. Sales to employees of our Workplace Solutions clients may also be delayed as a result of current economic conditions, as we encourage employees to prioritize workplace benefits to regain or retain their financial wellness. We continue to expect to offer our Individual Solutions products on the Assurance IQ platform over time, beginning with an Individual Life product offering added in the second quarter.

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
International Businesses. Our International Businesses remain focused on meeting customers’ protection and financial needs and maintaining the underlying strength of our distribution channels. With the implementation of social distancing protocols globally, in-person engagement between customers and advisors has been reduced within both our captive agent and third-party distribution channels. Reflective of the disruptions in the global financial markets and the low interest rate environment, certain pricing and product actions have been implemented and we expect we will take additional actions as needed as we move forward to ensure we maintain appropriate returns, while maintaining a solid value proposition for our customers. Collectively, we expect the constrained distribution environment and potential product actions may adversely impact our sales prospects in the near-term. However, we expect the adverse impacts to be mitigated over time and we have seen a degree of relaxation of social distancing protocols in some markets and increased usage of virtual tools to connect with customers. We also expect an increased level of claims in the near-term and temporary higher expenses mostly related to supporting our captive agents. We believe over time COVID-19 may contribute to heightened interest in protection products, particularly the death protection products that are at the core of our needs-based selling approach.

Corporate and Other Operations. In our Corporate and Other operations, if equity markets and interest rates decline through December 31, 2020, it will potentially result in higher expenses in the future associated with the Company’s pension and post retirement plans due to lower than expected returns on plan assets and increases in plan obligations.

•
Results of Operations. For the three months and six months ended June 30, 2020 we reported a net loss of $(2,409) million and $(2,680) million, respectively, as unfavorable financial market conditions had a substantial negative effect on the reported results of our businesses. See “Results of Operations” and “Results of Operations by Segment” for a discussion of results for second quarter and first half of the year.

•
Liquidity. As of June 30, 2020, we had $4,517 million in highly liquid assets at Prudential Financial. During the first half of the year, we took several steps to proactively manage liquidity, including entering into a $1.5 billion facility agreement with a Delaware trust to increase our alternative sources of liquidity and issuing $1.5 billion in senior debt in part to pre-

fund 2020 and 2021 maturities. We temporarily suspended Common Stock repurchases beginning April 1, 2020 under our existing repurchase authorization, after repurchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. We continue to evaluate the resumption of share repurchases under our existing Board authorization for 2020. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources—Liquidity” for a discussion of our liquidity.

•
Capital Resources. As of June 30, 2020, all of our significant insurance subsidiaries maintained capital levels consistent with their ratings targets. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility, including as a result of credit migration and losses in our investment portfolio as discussed below. Adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources, or using available external sources of capital or seeking additional sources. See “Liquidity and Capital Resources—Capital” for a discussion of our capital resources.

•
Investment Portfolio. Net unrealized gains (losses) on fixed maturity investments (excluding securities classified as trading) were a net unrealized gain of $54,717 million as of June 30, 2020, compared to a net unrealized gain of $44,891 million as of December 31, 2019. Gross unrealized gains increased from $46,206 million as of December 31, 2019 to $57,171 million as of June 30, 2020 and gross unrealized losses increased from $1,315 million to $2,454 million for the same period. The increase in gross unrealized gains was primarily due to a decrease in U.S. interest rates, while the increase in gross unrealized losses was primarily due to credit spread widening and liquidity concerns. The continued impact of COVID-19 on the global economy and corporate credit may continue to result in negative credit migration and possible losses in our investment portfolio. Due to the highly uncertain nature of these conditions, it is not possible to estimate the overall impacts at this time. The sectors most impacted by the COVID-19 crisis include energy, consumer cyclical and retail related investments (see “—General Account Investments” for additional information). During 2020, approximately 1% of total invested assets were modified to allow for limited forbearance. Under the terms of forbearance, the borrower is allowed to defer a portion of current year principal and/or interest payments for a short period (e.g., 6 months). These deferrals accrue additional interest and do not have a material impact on our investment value.

•	Sales and Flows. See “Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•	Underwriting Results. See “Segment Results of Operations” for a discussion of mortality experience in each of our segments.

In the second quarter of 2020, we estimate that COVID-19 had a net positive impact on our underwriting results reflecting the complementary risk profile of our mortality and longevity exposures. Going forward, we estimate that our net underwriting results will be adversely impacted by approximately $70 million for every incremental 100,000 fatalities in the U.S. However, the ultimate impact on our underwriting results will depend on factors such as age, geographic location, and insured versus uninsured populations among the fatalities.

•
Expenses. We expect higher expenses in 2020 from costs associated with COVID-19, including approximately $80 million incurred in the second quarter of 2020 and approximately $60 million expected in the second half of 2020. These higher expenses are primarily related to agent compensation, as well as technology and third-party vendor capabilities related to remote work functionality and protecting our employees’ health. However, we also expect cost savings associated with COVID-19 of approximately $60 million in 2020, including approximately $30 million of cost savings expected to be realized in aggregate over the third and fourth quarters of 2020. These cost savings are from lower employee health and welfare claims, and lower travel, meeting, meal and entertainment costs.

We have initiated a number of customer accommodations in response to the COVID-19 pandemic, including in some cases extending grace periods for premium payments, expediting claim payments and withdrawal requests, waiving certain claims payment requirements, waiving certain transaction fees, waiving interest on policy loans and wiring funds at the Company’s expense.

•
Risk Management. Prudential has a robust risk management framework that seeks to ensure we can fulfill our customer, regulatory, and other stakeholder obligations under a range of stress scenarios by maintaining the appropriate balance between the Company’s resources and risks. We evaluate the Company’s exposure to stress under four lenses (economic, STAT, GAAP, and liquidity).

Our risk management framework incorporates severe to very severe stresses across equities, interest rates, credit migration and defaults, currencies and pandemics. This framework includes a specific “pandemic and sell-off” scenario with a mortality calamity (1.5 extra deaths per 1,000 lives in the first year) based on a modern-day interpretation of the 1918 Spanish Flu experience that is aligned with most regulatory frameworks. The stress scenario assumes an even distribution of increased mortality across the population, while current COVID-19 mortality is sharply skewed toward older ages. As the COVID-19 event continues to unfold, we continue to update our analysis and take management actions in response to this specific event. As of June 30, 2020 the COVID-19 pandemic has not reached the most severe levels included in the Company’s stress testing.

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

•
CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the CARES Act, which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. See Note 8 to the Unaudited Interim Financial Statements for more information. We are continuing to analyze the CARES Act and its potential impact on Prudential, and implementing operational changes necessary in our Retirement, Annuities and PGIM businesses to accommodate the CARES Act.

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

Regulatory Developments

DOL Fiduciary Rules

In June 2020, the DOL announced that it is proposing a new exemption to replace the previously vacated “best interest contract exemption.” This proposed exemption would allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to roll over assets from a qualified plan to an Individual Retirement Account (“IRA”), and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the prior investment advice regulation and other existing exemptions and provided its current interpretation of the pre-2016 fiduciary investment advice regulation. We cannot predict what impact the newly proposed exemption or interpretative guidance will have on the Company.

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

For more information on interest rate risks, see “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5.5% of the fixed maturity security and commercial mortgage loan portfolios through 2021. The portion of the general account attributable to these operations has approximately $248 billion of such assets (based on net carrying value) as of June 30, 2020. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4.1% as of June 30, 2020.

Included in the $248 billion of fixed maturity securities and commercial mortgage loans are approximately $155 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $155 billion, approximately 55% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of June 30, 2020
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$157
Contracts with adjustable crediting rates subject to guaranteed minimums	60
Participating contracts where investment income risk ultimately accrues to contractholders	14
Total	$231

The $157 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $60 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of June 30, 2020, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.6	$1.3	$0.4	$0.1	$0.0	$2.4
1.00% - 1.99%	1.1	5.0	11.5	2.6	1.1	21.3
2.00% - 2.99%	1.3	0.9	0.5	2.6	1.2	6.5
3.00% - 4.00%	24.8	3.8	0.2	0.2	0.0	29.0
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$28.7	$11.0	$12.6	$5.5	$2.3	$60.1
Percentage of total	48%	18%	21%	9%	4%	100%
 __________

(1)	Includes approximately $0.68 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $14 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 0.65% (which is reasonably consistent with recent rates) for the period from July 1, 2020 through June 30, 2021 (and credit spreads remain unchanged from levels as of June 30, 2020), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $40 million and $80 million for the period from July 1, 2020 through June 30, 2021.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of June 30, 2020
(in billions)
Insurance products with fixed and guaranteed terms	$132
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$168

The $132 billion above is primarily comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $25 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.60% and the 10-year U.S. Treasury rate is 0.65% (which is reasonably consistent with recent rates) for the period from July 1, 2020 through June 30, 2021 (and credit spreads remain unchanged from levels as of June 30, 2020), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $40 million and $80 million for the period from July 1, 2020 through June 30, 2021.
Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues	$12,115	$15,388	$25,579	$30,479
Benefits and expenses	14,447	14,512	28,249	28,463
Income (loss) before income taxes and equity in earnings of operating joint ventures	(2,332)	876	(2,670)	2,016
Income tax expense (benefit)	115	162	57	394
Income (loss) before equity in earnings of operating joint ventures	(2,447)	714	(2,727)	1,622
Equity in earnings of operating joint ventures, net of taxes	42	24	52	53
Net income (loss)	(2,405)	738	(2,675)	1,675
Less: Income attributable to noncontrolling interests	4	30	5	35
Net income (loss) attributable to Prudential Financial, Inc.	$(2,409)	$708	$(2,680)	$1,640

Three Month Comparison. The $3,117 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2020 compared to the second quarter of 2019 reflected the following notable items:

•
$2,136 million unfavorable variance, on a pre-tax basis, from realized investment gains and losses for PFI excluding the Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities discussed below (see “General Account Investments” for additional information);

•
$771 million unfavorable variance, on a pre-tax basis, from a loss in the current period from our Divested and Run-off Businesses compared to a gain in the prior period (see “Results of Operations by Segment—Divested and Run-off Businesses” for additional information);

•	$663 million unfavorable variance, on a pre-tax basis, from lower adjusted operating income from our business segments (see “—Segment Results of Operations” for additional information); and

•
$491 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•
$446 million favorable variance, on a pre-tax basis, from investment related activities that are primarily within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses. These favorable impacts were primarily driven by unrealized gains (losses) from equity securities as well as fixed maturity securities designated as trading; and

•
$258 million favorable variance, on a pre-tax basis, driven by market experience updates excluding those impacts related to the hedging program associated with certain variable annuities discussed above.

Six Month Comparison. The $4,320 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2020 compared to the first six months of 2019 reflected the following notable items:

•
$1,300 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information);

•	$1,066 million unfavorable variance, on a pre-tax basis, from lower adjusted operating income from our business segments (see “Segment Results of Operations” for additional information);

•
$978 million unfavorable variance, on a pre-tax basis, from a loss in the current period from our Divested and Run-off Businesses compared to a gain in the prior period (see “Results of Operations by Segment—Divested and Run-off Businesses” for additional information);

•
$859 million unfavorable variance, on a pre-tax basis, from investment related activities that are primarily within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses. These unfavorable impacts were primarily driven by unrealized gains (losses) from equity securities as well as fixed maturity securities designated as trading; and

•
$326 million unfavorable variance, on a pre-tax basis, driven by market experience updates excluding those impacts related to the hedging program associated with certain variable annuities discussed above.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was the following item:

•
$114 million favorable variance, on a pre-tax basis, from realized investment gains and losses for PFI excluding Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “General Account Investments” for additional information).

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

Shown below are the impacts on our adjusted operating income from updates of actuarial assumptions and other refinements as discussed above. The information below is presented by each segment and Corporate and Other operations and includes a reconciliation of these impacts to the impacts within income (loss) before income taxes and equity in earnings of operating joint ventures.

	Three and Six Months Ended June 30,
	2020	2019
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
U.S Workplace Solutions division:
Retirement	$(22)	$154
Group Insurance	11	9
Total U.S. Workplace Solutions division	(11)	163
U.S. Individual Solutions division:
Individual Annuities	(136)	(12)
Individual Life	(92)	(208)
Total U.S. Individual Solutions division	(228)	(220)
Total U.S. Businesses	(239)	(57)
International Businesses(1)	(95)	11
Corporate and Other	0	0
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	(334)	(46)
Reconciling items:
Realized investment gains (losses), net, and related adjustments	302	9
Charges related to realized investment gains (losses), net	(41)	16
Divested and Run-off Businesses:
Closed Block division	0	(7)
Other Divested and Run-off Businesses(1)	(33)	(12)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(106)	$(40)
__________

(1)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$324	$264	$488	$478
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	281	467	526	718
Group Insurance	5	81	49	134
Total U.S. Workplace Solutions division	286	548	575	852
U.S. Individual Solutions division:
Individual Annuities	249	462	622	934
Individual Life	(64)	(135)	(84)	(30)
Total U.S. Individual Solutions division	185	327	538	904
Assurance IQ division(1):
Assurance IQ	(16)	0	(39)	0
Total Assurance IQ division	(16)	0	(39)	0
Total U.S. Businesses	455	875	1,074	1,756
International Businesses(2)	693	790	1,391	1,649
Corporate and Other	(541)	(335)	(883)	(747)
Total segment adjusted operating income before income taxes	931	1,594	2,070	3,136
Reconciling items:
Realized investment gains (losses), net, and related adjustments(3)	(3,191)	(572)	(2,982)	(1,194)
Charges related to realized investment gains (losses), net(4)	519	(82)	(283)	(57)
Market experience updates(5)	55	(207)	(886)	(207)
Divested and Run-off Businesses(6):
Closed Block division	(22)	(21)	(23)	(40)
Other Divested and Run-off Businesses(2)	(602)	168	(580)	415
Other adjustments(7)	32	0	77	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(8)	(54)	(4)	(63)	(37)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(2,332)	$876	$(2,670)	$2,016
__________

(1)
Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(2)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

(3)
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

(5)
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

(8)
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

Segment results for the period presented above reflect the following:

PGIM. Results for the second quarter of 2020 increased in comparison to the prior year period, reflecting increases in asset management fees and other related revenues, and decreases in expenses. Results for the first six months of 2020 increased in comparison to the prior year period, reflecting increases in asset management fees and decreases in expenses, partially offset by decreases in other related revenues.

Retirement. Results for both the second quarter and the first six months of 2020 decreased in comparison to the prior year periods, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods decreased primarily driven by lower net investment spread results, partially offset by higher reserve gains.

Group Insurance. Results for both the second quarter and the first six months of 2020 decreased in comparison to the prior year periods, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods decreased primarily reflecting lower underwriting results and lower net investment spread results.

Individual Annuities. Results for both the second quarter and the first six months of 2020 decreased in comparison to the prior year periods, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods decreased primarily driven by lower fee income, net of distribution expenses and other associated costs. The results for the second quarter were partially offset by higher net investment spread results.

Individual Life. Results for the second quarter of 2020 reflected a decrease in losses in comparison to the prior year period, and results for the first six months of 2020 reflected an increase in losses in comparison to the prior year period. Both periods include a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, adjusted operating income decreased for both periods, primarily reflecting lower net investment spread results and lower underwriting results driven by an unfavorable impact from mortality experience, net of reinsurance, partially offset by lower expenses.

Assurance IQ. The acquisition of Assurance IQ was completed in October 2019. Results for both the second quarter and the first six months of 2020 include revenues, net of marketing and distribution expenses, operating expenses and amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information).
International Businesses. Results for both the second quarter and the first six months of 2020 decreased in comparison to the prior year periods, inclusive of an unfavorable net impact from foreign currency exchange rates and an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for the second quarter of 2020 increased driven by favorable underwriting results and higher earnings from our joint venture investments, partially offset by lower net investment spread results and higher expenses, while results for the first six months of 2020 decreased driven by lower net investment spread results, higher expenses and lower earnings from our joint venture investments, partially offset by favorable underwriting results.

Corporate and Other. Results for both the second quarter of 2020 and the first six months of 2020 reflected increased losses in comparison to the prior year periods, reflecting higher net charges from other corporate activities driven by increases to legal reserves, lower investment income and higher interest expense on debt, partially offset by favorable pension and employee benefit results.

Closed Block Division. Results for the second quarter of 2020 reflected an increase in losses in comparison to the prior year period, primarily reflecting an increase in the policyholder dividend obligation as a result of higher net investment activity results. Results for the first six months of 2020 reflected a decrease in losses in comparison to the prior year period, primarily reflecting a decrease in the policyholder dividend obligation as a result of lower net investment activity results.

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

In order to reduce equity volatility from foreign currency exchange rate movements, we primarily utilize a yen hedging strategy that calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. We implement this hedging strategy utilizing a variety of instruments, including USD-

denominated assets, foreign currency derivative contracts, and dual currency and synthetic dual currency investments held locally in our Japanese insurance subsidiaries. The total hedge level may vary based on our periodic assessment of the relative contribution of our yen-based business to the Company’s overall return on equity.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our USD-equivalent shareholder return on equity from our Japanese insurance subsidiaries as of the dates indicated.

	June 30, 2020	December 31, 2019
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.4	$0.6
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	10.9	13.1
Dual currency and synthetic dual currency investments(2)	0.6	0.6
Total USD-equivalent equity foreign currency hedging instruments	11.5	13.7
Total foreign currency hedges	$11.9	$14.3
__________

(1)
Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $62.2 billion and $57.8 billion as of June 30, 2020 and December 31, 2019, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.

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

Impact of intercompany foreign currency exchange rate arrangements on segment results of operations

The financial results of our International Businesses and PGIM reflect the impact of intercompany arrangements with our Corporate and Other operations pursuant to which these segments’ non-USD-denominated earnings are translated at fixed currency exchange rates. Results of our Corporate and Other operations include differences between the translation adjustments recorded by the segments at the fixed currency exchange rate versus the actual average rate during the period. In addition, specific to our International Businesses where we hedge certain currencies, the results of our Corporate and Other operations also include the impact of any gains or losses recorded from the forward currency contracts that settled during the period, which include the impact of any over or under hedging of actual earnings that differ from projected earnings.

For International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s expected USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the six months ended June 30, 2020, approximately 4% of the segment’s earnings were yen-based and, as of June 30, 2020, we have hedged 100%, 92% and 50% of expected yen-based earnings for 2020, 2021 and 2022, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Businesses’ results for 2020 and 2019 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 104 and 105 yen per USD, respectively. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses(3)	$19	$11	$31	$26
PGIM	2	2	2	3
Impact of intercompany arrangements(1)	21	13	33	29
Corporate and Other:
Impact of intercompany arrangements(1)(3)	(21)	(13)	(33)	(29)
Settlement gains (losses) on forward currency contracts(2)(3)	20	16	42	29
Net benefit (detriment) to Corporate and Other	(1)	3	9	0
Net impact on consolidated revenues and adjusted operating income	$20	$16	$42	$29
__________

(1)
Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.

(2)
As of June 30, 2020 and 2019, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $1.1 billion and $2.0 billion, respectively, of which $0.4 billion and $1.2 billion, respectively, were related to our Japanese insurance operations. Prior period total notional amount of these forward currency contracts has been updated to conform to current period presentation.

(3)
Excludes impacts related to POK. Prior period amounts have been updated to conform to current period presentation. Effective second quarter of 2020, the intercompany arrangement for the Korean won between our International Businesses and Corporate and Other operations was terminated and the related hedges were repurposed in relation to the anticipated sale of POK. Effective second quarter of 2020, Korean won-denominated earnings for 2020 and 2019 that were translated at fixed currency exchange rates of 1,090 and 1,110 Korean won per USD, respectively, are excluded from the International Businesses and are included in the Divested and Run-off Businesses included in Corporate and Other. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

In 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.5 billion and $2.7 billion as of June 30, 2020 and December 31, 2019, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 7% of the $2.5 billion balance as of June 30, 2020 will be recognized throughout the remainder of 2020, approximately 13% will be recognized in 2021, and the remaining balance will be recognized from 2022 through 2051.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2020, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.1% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 5.0% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2020 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the (i) 10-year U.S. Treasury rate by 50 basis points and now grade to a rate of 3.25% over ten years, and (ii) 10-year Japanese Government Bond yield by 30 basis points and now grade to a rate of 1.00% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2019

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, the FASB voted in June 2020 to tentatively defer for an additional one year the current effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. Subsequently in July 2020, the FASB issued a proposed ASU with comment deadline of August 24, 2020 to obtain additional feedback on the tentative decisions, which are expected to be finalized during the third quarter of 2020. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would also apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating results(1):
Revenues	$957	$926	$1,735	$1,796
Expenses	633	662	1,247	1,318
Adjusted operating income	324	264	488	478
Realized investment gains (losses), net, and related adjustments	(1)	1	3	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(6)	30	(42)	35
Income (loss) before income taxes and equity in earnings of operating joint ventures	$317	$295	$449	$514
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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $60 million. The increase primarily reflected an increase in asset management fees due to higher average assets under management as a result of market appreciation and fixed income inflows, as well as a decrease in expenses driven by lower costs of long-term employee compensation plans tied to performance factors and a temporary pause in travel and entertainment due to COVID-19. The increase also reflected an increase in other related revenues, net of related expenses, primarily due to higher strategic investing results driven by spread tightening impacting fixed income investment strategies and strong equity investment performance, partially offset by lower net performance-based incentive fees driven by the absence of a significant fee earned in the prior year period. These increases were partially offset by a decrease in service, distribution and other revenues primarily reflecting the absence of fees in the current year period related to the Wells Fargo agreement (see “—Revenue and Expenses,” below).

Six Month Comparison. Adjusted operating income increased $10 million. This increase primarily reflected an increase in asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation and fixed income inflows. The increase was partially offset by a decrease in other related revenues, net of related expenses, primarily due to lower net performance-based incentive fees driven by the absence of significant fees earned in the prior year, and lower strategic investing results driven by spread widening impacting fixed income investment strategies. The increase was also partially offset by a decrease in service, distribution and other revenues primarily due to the absence of fees in the current year period related to the Wells Fargo agreement.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$325	$319	$653	$631
Retail customers(1)	227	220	456	429
General account	138	132	274	255
Total asset management fees	690	671	1,383	1,315
Other related revenues by source:
Incentive fees	17	62	35	98
Transaction fees	4	10	8	12
Strategic investing	64	18	37	54
Commercial mortgage(2)	32	25	59	51
Total other related revenues(3)	117	115	139	215
Service, distribution and other revenues(4)	150	140	213	266
Total revenues	$957	$926	$1,735	$1,796
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

(4)
Prior period amount includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extended for ten years from the Wachovia Securities joint venture termination date of December 31, 2009 to December 31, 2019. The revenue from Wells Fargo under this agreement was $15 million for the three months ended June 30, 2019 and $31 million for the six months ended June 30, 2019.

Three Month Comparison. Revenues increased $31 million. Asset management fees increased primarily reflecting an increase in average assets under management as a result of market appreciation and fixed income inflows. Other related revenues increased primarily reflecting higher strategic investing results driven by spread tightening impacting fixed income investment strategies and strong equity investment performance, partially offset by lower performance-based incentive fees driven by the absence of a significant fee earned in the prior year period. Service, distribution and other revenues increased primarily reflecting higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds), partially offset by the absence of fees in the current year period related to the Wells Fargo agreement.

Expenses decreased $29 million. Expenses decreased, primarily driven by lower costs for certain long-term employee compensation plans tied to performance factors and a temporary pause in travel and entertainment due to COVID-19. Also contributing to the decrease were lower expenses associated with lower performance-based incentive fee revenues. These decreases were partially offset by an increase in expenses for service, distribution and other revenues primarily driven by higher revenues associated with certain consolidated funds as discussed above.

Six Month Comparison. Revenues decreased $61 million. Asset management fees increased primarily reflecting an increase in average assets under management as a result of market appreciation and fixed income inflows. Other related revenues decreased primarily reflecting lower performance-based incentive fees due to the absence of a significant fee earned in the prior year period, and lower strategic investing results driven by spread widening impacting fixed income investment strategies. Service, distribution and other revenues decreased primarily reflecting lower revenues from certain consolidated funds, which were fully offset by lower expenses related to noncontrolling interests in these funds, and the absence of fees in the current year related to the Wells Fargo agreement.

Expenses decreased $71 million. Expenses for service, distribution and other revenues decreased primarily driven by lower revenues associated with certain consolidated funds as discussed above. Also contributing to the decrease were lower expenses associated with lower performance-based incentive fee revenues and a temporary pause in travel and entertainment due to COVID-19.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	June 30, 2020	December 31, 2019	June 30, 2019
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers:
Public equity	$48.9	$57.1	$54.9
Public fixed income	443.9	418.6	404.7
Real estate	48.9	49.1	48.3
Private credit and other alternatives	24.7	23.5	23.0
Multi-asset	4.8	4.5	4.0
Institutional customers(2)	571.2	552.8	534.9
Retail customers:
Public equity	109.7	104.2	105.2
Public fixed income	152.0	138.7	119.7
Real estate	1.8	2.0	1.9
Private credit and other alternatives	0.5	0.5	0.3
Multi-asset	56.2	60.2	60.8
Retail customers(3)	320.2	305.6	287.9
General account:
Public equity	4.0	4.4	4.0
Public fixed income	354.8	328.6	321.9
Real estate	67.2	66.0	63.5
Private credit and other alternatives	77.1	73.5	70.3
Multi-asset	0.0	0.1	0.1
General account	503.1	472.6	459.8
Total PGIM assets under management(4)	$1,394.5	$1,331.0	$1,282.6

Assets under management within other reporting segments(4)(5)	$210.8	$219.9	$214.8
Total PFI assets under management	$1,605.3	$1,550.9	$1,497.4
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

PGIM’s assets under management increased $112 billion in comparison to the prior year quarter primarily reflecting market appreciation and public fixed income inflows, partially offset by public equity outflows. PGIM’s assets under management increased $64 billion in comparison to the prior year-end primarily reflecting market appreciation and public fixed income inflows, partially offset by public equity outflows.

The following table sets forth the component changes in PGIM’s assets under management by asset source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020
	(in billions)
Institutional Customers:
Beginning assets under management	$524.8	$524.0	$552.8	$493.5	$534.9
Net additions (withdrawals), excluding money market activity:
Third-party	(5.7)	(6.0)	(1.5)	(5.0)	(3.0)
Third-party via affiliates(1)	(0.3)	0.8	(1.1)	0.5	(1.4)
Total	(6.0)	(5.2)	(2.6)	(4.5)	(4.4)
Market appreciation (depreciation)(2)	43.3	16.6	12.8	40.9	34.2
Other increases (decreases)(3)	9.1	(0.5)	8.2	5.0	6.5
Ending assets under management	571.2	534.9	571.2	534.9	571.2
Retail Customers(4):
Beginning assets under management	282.4	279.1	305.6	260.2	287.9
Net additions (withdrawals), excluding money market activity:
Third-party	9.4	1.1	8.1	1.5	12.3
Third-party via affiliates(1)	(14.0)	(0.3)	(3.1)	(6.8)	(6.5)
Total	(4.6)	0.8	5.0	(5.3)	5.8
Market appreciation (depreciation)(2)	42.0	7.8	9.4	32.9	25.9
Other increases (decreases)(3)	0.4	0.2	0.2	0.1	0.6
Ending assets under management	320.2	287.9	320.2	287.9	320.2
General Account:
Beginning assets under management	488.5	441.0	472.6	427.8	459.8
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	0.1	1.0	0.8	1.6	5.3
Total	0.1	1.0	0.8	1.6	5.3
Market appreciation (depreciation)(2)	18.0	14.2	17.4	28.4	25.9
Other increases (decreases)(3)	(3.5)	3.6	12.3	2.0	12.1
Ending assets under management	503.1	459.8	503.1	459.8	503.1
Total assets under management(4)	$1,394.5	$1,282.6	$1,394.5	$1,282.6	$1,394.5
__________

(1)
Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.

(2)	Includes income reinvestment, where applicable.

(3)
Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in a gain of $1.1 billion and $1.9 billion for the three months ended June 30, 2020 and 2019, respectively, and a loss of $0.7 billion and gain of $0.7 billion for the six months ended June 30, 2020 and 2019, respectively; and a loss of $0.9 billion for the twelve months ended June 30, 2020.

(4)	Prior period amounts have been updated to conform to current period presentation.

Strategic Investments

The following table sets forth PGIM’s strategic investments at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	June 30, 2020	December 31, 2019
	(in millions)
Co-Investments(1):
Public fixed income	$441	$462
Real estate	210	228
Private credit and other alternatives	22	19
Seed Investments(1):
Public equity	635	671
Public fixed income	343	325
Real estate	31	34
Private credit and other alternatives	61	59
Multi-asset	63	74
Total	$1,806	$1,872
__________

(1)	Prior period amounts have been updated to conform to current period presentation. For more information, see the “Assets Under Management” table above.

The decrease of $66 million in strategic investments was primarily driven by PGIM’s redemptions of invested seed capital and unfavorable market conditions impacting public fixed income and real estate co-investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	$281	$467	$526	$718
Group Insurance	5	81	49	134
Total U.S. Workplace Solutions division	286	548	575	852
U.S. Individual Solutions division:
Individual Annuities	249	462	622	934
Individual Life	(64)	(135)	(84)	(30)
Total U.S. Individual Solutions division	185	327	538	904
Assurance IQ division(1):
Assurance IQ	(16)	0	(39)	0
Total Assurance IQ division	(16)	0	(39)	0
Total U.S. Businesses	455	875	1,074	1,756
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(2)	(2,188)	(677)	(2,428)	(1,771)
Charges related to realized investment gains (losses), net	551	2	(265)	33
Market experience updates(3)	96	(170)	(844)	(170)
Other adjustments(4)	32	0	77	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	1	1	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,054)	$31	$(2,385)	$(151)
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

Three Month Comparison. Adjusted operating income for our U.S. Businesses decreased by $420 million primarily due to:

•	Lower net investment spread results driven by lower income on non-coupon investments;

•	An unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements; and

•	Lower fee income, net of distribution expenses and other associated costs, in our Individual Annuities business.

Partially offsetting these decreases were the following items:

•	Higher underwriting results primarily driven by our Retirement business due to higher reserve gains driven by COVID-19 related mortality gains; and

•	Lower expenses, including costs associated with strategic initiatives.

Six Month Comparison. Adjusted operating income for our U.S. Businesses decreased by $682 million primarily due to:

•	Lower net investment spread results driven by lower income on non-coupon investments;

•	An unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements;

•	Lower fee income, net of distribution expenses and other associated costs, in our Individual Annuities business; and

•
A favorable impact from changes in market conditions on estimates of profitability in the prior year period, which beginning with the second quarter of 2019 is excluded from adjusted operating income (see Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information).

Partially offsetting these decreases was the following item:

•	Lower expenses, including costs associated with strategic initiatives.

U.S. Businesses—U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating results:
Revenues	$2,992	$3,586	$5,429	$6,225
Benefits and expenses	2,711	3,119	4,903	5,507
Adjusted operating income	281	467	526	718
Realized investment gains (losses), net, and related adjustments(1)	16	38	(5)	168
Charges related to realized investment gains (losses), net	12	8	(11)	11
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	1	1	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$309	$514	$511	$898
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $186 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2020 included a net charge of $22 million from these updates primarily driven by an increase in expected benefit payments, while results for the second quarter of 2019 included a net benefit of $154 million from these updates, primarily driven by a reduction in expected benefit payments. Excluding this item, adjusted operating income decreased $10 million, primarily driven by lower net investment spread results, partially offset by higher reserve gains. The decrease in net investment spread results primarily reflected lower income on non-coupon investments. The higher contribution from reserve experience was primarily driven by higher COVID-19 related mortality gains.

Six Month Comparison. Adjusted operating income decreased $192 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $16 million, primarily driven by lower net investment spread results, partially offset by higher reserve gains. The decrease in net investment spread results primarily reflected lower income on non-coupon investments. The higher contribution from reserve experience was primarily driven by higher COVID-19 related mortality gains.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $594 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $600 million. This decrease primarily reflected lower pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below. This decrease also reflected lower net investment income, primarily reflecting lower income on non-coupon investments.

Benefits and expenses decreased $408 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $590 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in pension risk transfer premiums discussed above, as well as a higher contribution from reserve experience primarily driven by higher COVID-19 related mortality gains.

Six Month Comparison. Revenues decreased $796 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $802 million. This decrease primarily reflected lower pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below. This decrease also reflected lower net investment income, primarily reflecting lower income on non-coupon investments.

Benefits and expenses decreased $604 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $786 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in pension risk transfer premiums discussed above, as well as a higher contribution from reserve experience primarily driven by higher COVID-19 related mortality gains.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020
	(in millions)
Full Service:
Beginning total account value	$238,435	$251,071	$272,448	$231,669	$262,133
Deposits and sales	5,455	11,047	14,407	20,614	30,187
Withdrawals and benefits	(7,040)	(7,259)	(15,708)	(16,364)	(35,050)
Change in market value, interest credited and interest income and other activity	29,583	7,274	(4,714)	26,214	9,163
Ending total account value	$266,433	$262,133	$266,433	$262,133	$266,433
Institutional Investment Products:
Beginning total account value	$227,346	$203,101	$227,596	$200,759	$215,978
Additions(1)	4,545	15,044	11,438	17,291	25,248
Withdrawals and benefits	(3,527)	(4,161)	(9,037)	(7,810)	(17,970)
Change in market value, interest credited and interest income	3,000	2,826	5,435	5,470	9,054
Other(2)	(222)	(832)	(4,290)	268	(1,168)
Ending total account value	$231,142	$215,978	$231,142	$215,978	$231,142
__________

(1)
Additions primarily include: group annuities calculated based on premiums received; funding agreements issued; unfunded longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.

(2)
“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended June 30, 2020 and 2019, “Other” activity also includes $2,614 million in receipts offset by $2,740 million in payments and $792 million in receipts offset by $577 million in payments, respectively, and for the six months ended June 30, 2020 and 2019, includes $5,366 million in receipts offset by $5,276 million in payments and $1,403 million in receipts offset by $1,194 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in full service account values for the three months and twelve months ended June 30, 2020 primarily reflected favorable changes in the market value of customer funds, partially offset by net withdrawals and benefits. The decrease in full service account values for the six months ended June 30, 2020 primarily reflected unfavorable changes in the market value of customer funds and net withdrawals and benefits.

The increase in institutional investment products account values for the three months, six months and twelve months ended June 30, 2020 reflected favorable changes in the market value of account assets. Account values for the three months ended June 30, 2020 also reflected net additions from pension risk transfer activity and investment-only stable value accounts. Account values for the six months ended June 30, 2020 also reflected net additions from collateralized funding agreements and investment-only stable value accounts, which were partially offset by pension risk transfer activity, and a decrease in other activity primarily driven by the negative impacts of foreign exchange rate changes. Account values for the twelve months ended June 30, 2020 also reflected net additions from pension risk transfer activity and collateralized funding agreements.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Operating results:
Revenues	$1,471	$1,461	$2,895	$2,902
Benefits and expenses	1,466	1,380	2,846	2,768
Adjusted operating income	5	81	49	134
Realized investment gains (losses), net, and related adjustments	(10)	8	71	9
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(5)	$89	$120	$143
Benefits ratio(1)(4):
Group life(2)	93.0%	90.2%	90.7%	89.6%
Group disability(2)	74.0%	65.3%	75.0%	69.9%
Total Group Insurance(2)	89.0%	84.7%	87.3%	85.3%
Administrative operating expense ratio(3)(4):
Group life	11.8%	12.2%	12.1%	11.9%
Group disability	26.1%	24.2%	25.4%	25.5%
Total Group Insurance	14.9%	14.8%	15.0%	14.8%
__________

(1)	Ratio of policyholder benefits to earned premiums plus policy charges and fee income.

(2)
Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 93.4%, 75.7% and 89.6% for the three months ended June 30, 2020, respectively, 90.9%, 75.8% and 87.6% for the six months ended June 30, 2020, respectively, 88.5%, 74.5% and 85.5% for the three months ended June 30, 2019, respectively, and 88.7%, 74.6% and 85.7% for the six months ended June 30, 2019, respectively.

(3)	Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.

(4)	The benefit and administrative ratios are measures used to evaluate profitability and efficiency.
Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $76 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for both the second quarter of 2020 and 2019 included a net benefit from this update of $11 million and $9 million, respectively. Excluding this item, adjusted operating income decreased $78 million, primarily reflecting lower underwriting results in our group life business driven by unfavorable claim experience mostly due to COVID-19 impacts on non-experience-rated contracts. The decrease also reflected lower net investment spread results driven by lower income on non-coupon investments.

Six Month Comparison. Adjusted operating income decreased $85 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, adjusted operating income decreased $87 million, primarily reflecting lower underwriting results in our group life business driven by unfavorable claim experience mostly due to COVID-19 impacts on non-experience-rated contracts. The decrease also reflected lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $10 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $21 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments, with partial offsets in interest credited to policyholder account balances, as discussed below, partially offset by higher premiums and policy charges and fee income driven by growth in our group life business.

Benefits and expenses increased $86 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $57 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, which reflected increases in our group life business mostly due to COVID-19 impacts. The increase was partially offset by lower interest credited to policyholder account balances, with partial offsets in net investment income, as discussed above.

Six Month Comparison. Revenues decreased $7 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $38 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments, with partial offsets in interest credited to policyholder account balances, as discussed below, partially offset by higher premiums and policy charges and fee income driven by growth in our group life and disability businesses.

Benefits and expenses increased $78 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $49 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, which reflected increases in our group life business mostly due to COVID-19 impacts. The increase was partially offset by lower interest credited to policyholder account balances, with partial offsets in net investment income, as discussed above.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Annualized new business premiums(1):
Group life	$8	$17	$181	$191
Group disability	18	16	126	135
Total	$26	$33	$307	$326
__________

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2020 decreased $7 million compared to the prior year period, driven by lower sales in our group life business. Total annualized new business premiums for the six months ended June 30, 2020 decreased $19 million compared to the prior year period, driven by lower sales in our group life and group disability businesses. Sales levels reflect pricing competitiveness and reduced levels of client case movement within the large market.

U.S. Businesses—U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating results:
Revenues	$953	$1,288	$2,101	$2,523
Benefits and expenses	704	826	1,479	1,589
Adjusted operating income	249	462	622	934
Realized investment gains (losses), net, and related adjustments	(2,178)	(881)	(3,043)	(2,225)
Charges related to realized investment gains (losses), net	474	56	99	190
Market experience updates(1)	18	(10)	(628)	(10)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,437)	$(373)	$(2,950)	$(1,111)

________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $213 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2020 included a $136 million net charge from these updates primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Results for the second quarter of 2019 included a $12 million net charge from these updates. Excluding this item, adjusted operating income decreased $89 million primarily driven by lower fee income, net of distribution expenses and other associated costs, due to lower average account values, unfavorable impacts from our living benefit guarantees, and certain products reaching contractual milestones for fee tier reduction. This decrease was partially offset by higher net investment spread results due to a higher level of invested assets.

Six Month Comparison. Adjusted operating income decreased $312 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $188 million. The decrease was primarily driven by lower fee income, net of distribution expenses and other associated costs, due to unfavorable impacts from our living benefit guarantees, certain products reaching contractual milestones for fee tier reduction, and lower average account values.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $335 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $203 million. The decrease was primarily driven by lower policy charges and fee income, as well as a decrease in asset management and service fees and other income, reflecting lower average account values resulting from net outflows, unfavorable impacts from our living benefit guarantees resulting from declining interest rates and certain products reaching contractual milestones for fee tier reductions. Also contributing to the decrease were lower premiums resulting from a decrease in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below. These decreases were partially offset by higher net investment income reflecting a higher level of invested assets.

Benefits and expenses decreased $122 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $114 million primarily driven by policyholders’ benefits, including changes in reserves, due to lower reserve provisions resulting from a decrease in single premium immediate annuity sales, with offsets in premiums, as discussed above. Also contributing to the decrease were lower general and administrative expenses, net of capitalization, driven by lower distribution expenses reflecting lower average account values.

Six Month Comparison. Revenues decreased $422 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $290 million. The decrease was primarily driven by lower policy charges and fee income, as well as a decrease in asset management and service fees and other income, reflecting unfavorable impacts from our living benefit guarantees resulting from declining interest rates, certain products reaching contractual milestones for fee tier reductions, and lower average account values resulting from net outflows. Also contributing to the decrease were lower premiums resulting from a decrease in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below.

Benefits and expenses decreased $110 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $102 million primarily driven by policyholders’ benefits, including changes in reserves, due to lower reserve provisions resulting from a decrease in single premium immediate annuity sales, with offsets in premiums, as discussed above. Also contributing to the decrease were lower general and administrative expenses, net of capitalization, driven by lower distribution expenses reflecting lower average account values.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$143,976	$161,890	$169,681	$151,080	$165,313
Sales	1,346	2,675	3,273	4,982	8,011
Full surrenders and death benefits	(1,410)	(2,397)	(3,929)	(4,337)	(8,966)
Sales, net of full surrenders and death benefits	(64)	278	(656)	645	(955)
Partial withdrawals and other benefit payments	(1,146)	(1,229)	(2,545)	(2,465)	(5,243)
Net flows	(1,210)	(951)	(3,201)	(1,820)	(6,198)
Change in market value, interest credited and other activity	17,358	5,289	(5,464)	17,862	3,747
Policy charges	(848)	(915)	(1,740)	(1,809)	(3,586)
Ending total account value	$159,276	$165,313	$159,276	$165,313	$159,276
__________

(1)
Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $154.1 billion and $161.0 billion as of June 30, 2020 and 2019, respectively. Fixed annuity account values were $5.2 billion and $4.3 billion as of June 30, 2020 and 2019, respectively.

The increase in account values for the three months ended June 30, 2020 and the decrease for the six months ended June 30, 2020 were largely driven by market value appreciation and depreciation, respectively. For both periods, in comparison to the prior year period, the decrease in net flows primarily reflected a decline in gross sales largely driven by benefit rate reductions and pricing actions in response to capital market pressures.

The decrease in account values for the twelve months ended June 30, 2020 was largely driven by partial withdrawals and other benefit payments on contracts as well as policy charges on contractholder accounts, partially offset by market value appreciation.

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

Fixed Annuity Risks and Risk Mitigants. The primary risk exposures of our fixed annuity products relate to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, including interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed products has a market value adjustment provision that provides protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) Asset Liability Management Strategy, and iii) Capital Hedge Program as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products.

i.Product Design Features:

A portion of the variable annuity contracts that we offer include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

Under our ALM strategy, the difference between the change in value of our hedging instruments and the change in value of the portion of the economic liability that is being hedged, has historically been reflected in adjusted operating income over time. Beginning with the second quarter of 2020, this impact is excluded from adjusted operating income which the Company believes enhances the understanding of underlying performance trends.

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

	June 30, 2020	December 31, 2019
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables(1)	$25,777	$12,612
NPR adjustment, net of reinsurance recoverables(1)	6,539	3,522
Subtotal	32,316	16,134
Adjustments including risk margins and valuation methodology differences	(8,907)	(4,385)
Economic liability managed through the ALM strategy	$23,409	$11,749
________

(1)	Prior period amounts have been updated to conform to current period presentation.

As of June 30, 2020, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

iii. Capital Hedge Program:

We employ a capital hedge program to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. The changes in value of these derivatives have historically been recognized in adjusted operating income over the expected duration of the capital hedge program. Beginning with the second quarter of 2020, these impacts are excluded from adjusted operating income which the Company believes enhances the understanding of underlying performance trends.

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the results excluded from adjusted operating income, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy, and the related amortization of DAC and other costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Results excluded from adjusted operating income(2)	(in millions)(1)
Change in value of U.S. GAAP liability, pre-NPR(3)	$5,467	$(2,545)	$(15,071)	$(2,265)
Change in the NPR adjustment	(3,582)	190	3,017	(873)
Change in fair value of hedge assets, excluding capital hedges(4)	(3,349)	1,410	8,605	1,265
Change in fair value of capital hedges(5)	(704)	(159)	248	(631)
Other	(10)	223	158	279
Realized investment gains (losses), net, and related adjustments	(2,178)	(881)	(3,043)	(2,225)
Market experience updates(6)	18	(10)	(628)	(10)
Charges related to realized investment gains (losses), net	474	56	99	190
Total results excluded from adjusted operating income(7)	$(1,686)	$(835)	$(3,572)	$(2,045)
__________

(1)	Positive amount represents income; negative amount represents a loss.

(2)	Includes the impact of annual reviews and update of assumptions and other refinements.

(3)
Represents the change in the liability (excluding NPR) for our variable annuities living benefit guarantees which is measured utilizing a valuation methodology that is required under U.S. GAAP. This liability includes such items as risk margins which are required by U.S. GAAP but not included in our best estimate of the liability.

(4)	Represents the change in fair value of the derivatives utilized to hedge potential claims associated with our variable annuity living benefit guarantees.

(5)
Represents the changes in fair value of equity derivatives of the capital hedge program intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets.

(6)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019.

(7)
Excludes amounts from the changes in fair value of fixed income instruments recorded in OCI (versus net income): a loss of $4 million and gain of $391 million for the three months ended June 30, 2020 and 2019, respectively; and a gain of $1,702 million and $651 million for the six months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020, the loss of $1,686 million primarily reflected unfavorable living benefit results. These results were driven by an unfavorable NPR adjustment, unfavorable hedge breakage driven by credit spreads tightening, and losses associated with our capital hedge program, partially offset by a favorable impact related to the portions of the U.S. GAAP liability before NPR (excluded from our hedge target) driven by tightening of credit spreads. These net losses were partially offset by a benefit related to the amortization of DAC and other costs.
For the six months ended June 30, 2020, the loss of $3,572 million primarily reflected unfavorable living benefit results. These results were driven by an unfavorable impact related to the portions of the U.S. GAAP liability before NPR (excluded from our hedge target) driven by declining interest rates, widening of credit spreads, and unfavorable equity market performance. Also contributing to the results were unfavorable hedge breakage driven by credit spreads tightening and losses from duration management swaps associated with the living benefit results, partially offset by a favorable NPR adjustment. These net losses were partially offset by a benefit related to the amortization of DAC and other costs.
For the three months ended June 30, 2019, the loss of $835 million primarily reflected unfavorable living benefit results. These results were driven by an unfavorable impact related to the portions of the U.S. GAAP liability before NPR (excluded from our hedge target) driven by declining interest rates with partial offsets driven by favorable equity market performance, losses associated with our capital hedge program, and losses from duration management swaps associated with the living benefit results. Partially offsetting these losses was a favorable NPR adjustment. These net losses were partially offset by a benefit related to the amortization of DAC and other costs.

For the six months ended June 30, 2019, the loss of $2,045 million primarily reflected unfavorable living benefit results. These results were driven by an unfavorable NPR adjustment, an unfavorable impact related to the portions of the U.S. GAAP liability before NPR (excluded from our hedge target) driven by declining interest rates with partial offsets driven by favorable equity market performance, losses associated with our capital hedge program, and losses from duration management swaps associated with the living benefit results. These net losses were partially offset by a benefit related to the amortization of DAC and other costs.
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

	June 30, 2020		December 31, 2019		June 30, 2019
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$102,137	66%	$111,535	68%	$109,819	68%
ALM strategy only(3)	6,836	4%	7,703	5%	7,855	5%
Automatic rebalancing only	646	1%	732	1%	778	1%
External reinsurance(4)	2,855	2%	3,150	2%	3,096	2%
PDI	17,646	12%	16,296	9%	14,248	9%
Other products	2,225	1%	2,457	1%	2,475	1%
Total living benefit/GMDB features	$132,345		$141,873		$138,271
GMDB features and other(5)	21,734	14%	23,055	14%	22,746	14%
Total variable annuity account value	$154,079		$164,928		$161,017
__________

(1)	All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.

(2)	Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.

(3)	Excludes PDI which is presented separately within this table.

(4)
Represents contracts subject to a reinsurance transaction with an external counterparty covering certain new Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.

(5)	Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating results:
Revenues	$1,563	$1,508	$3,093	$2,990
Benefits and expenses	1,627	1,643	3,177	3,020
Adjusted operating income	(64)	(135)	(84)	(30)
Realized investment gains (losses), net, and related adjustments	(16)	158	549	277
Charges related to realized investment gains (losses), net	65	(62)	(353)	(168)
Market experience updates(1)	78	(160)	(216)	(160)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$63	$(199)	$(104)	$(81)

__________

(1)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income reflected a decrease in losses of $71 million, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2020 included a $92 million net charge from these updates, mainly driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Results for the second quarter of 2019 included a $208 million net charge from these updates, mainly driven by unfavorable impacts related to mortality assumptions. Excluding this item, adjusted operating income decreased $45 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments and lower investment yields, partially offset by business growth. Also contributing to the decrease were lower underwriting results driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims. These decreases were partially offset by lower expenses from cost savings initiatives, as well as the absence of certain expenses incurred in the prior year period.

Six Month Comparison. Adjusted operating income reflected an increase in losses of $54 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $170 million, primarily reflecting lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, and lower net investment spread results driven by lower income on non-coupon investments and lower investment yields, partially offset by business growth. Also contributing to the decrease was the absence of a favorable impact from changes in market conditions on estimates of profitability in the prior year period, which beginning with the second quarter of 2019, is excluded from adjusted operating income. These decreases were partially offset by lower expenses from cost savings initiatives, as well as the absence of certain expenses incurred in the prior year period.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $55 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $16 million. This decrease was primarily driven by lower net investment income due to lower income on non-coupon investments and lower investment yields, partially offset by the impact of higher average invested assets resulting from business growth. The decrease was partially offset by higher policy charges and fee income driven by business growth.

Benefits and expenses decreased $16 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $29 million. This increase was primarily driven by higher general and administrative expenses, net of capitalization, reflecting increased VOBA amortization, partially offset by lower expenses as discussed above. Also contributing to this increase were higher policyholders’ benefits driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, as well as higher interest credited to account balances driven by business growth.

Six Month Comparison. Revenues increased $103 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $32 million. This increase was primarily driven by higher policy charges and fee income driven by business growth.

Benefits and expenses increased $157 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $202 million. This increase reflected higher policyholders’ benefits driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, as well as higher interest credited to account balances driven by business growth. Also contributing to the increase was the absence of a favorable impact from changes in market conditions on estimates of profitability in the prior year period, as discussed above. The increase also reflected higher general and administrative expenses, net of capitalization, reflecting increased VOBA amortization, partially offset by lower expenses as discussed above.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$7	$33	$40	$7	$46	$53
Guaranteed Universal Life(1)	1	33	34	2	22	24
Other Universal Life(1)	5	18	23	11	37	48
Variable Life	22	65	87	19	37	56
Total	$35	$149	$184	$39	$142	$181

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$13	$67	$80	$14	$90	$104
Guaranteed Universal Life(1)	3	60	63	4	41	45
Other Universal Life(1)	12	41	53	20	58	78
Variable Life	42	133	175	35	82	117
Total	$70	$301	$371	$73	$271	$344
__________

(1)
Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 12% and 7% of Guaranteed Universal Life and 11% and 17% of Other Universal Life annualized new business premiums for the three months ended June 30, 2020 and 2019, respectively, and approximately 9% and 7% of Guaranteed Universal Life and 10% and 14% of Other Universal Life annualized new business premiums for the six months ended June 30, 2020 and 2019, respectively. Prior period percentages have been updated to conform to current period presentation.

Total annualized new business premiums for the second quarter and the first six months of 2020 increased $3 million and $27 million, respectively, compared to the prior year periods primarily driven by higher sales of variable life products as a result of product design and pricing actions, and higher sales of guaranteed universal life products. The increases for both periods were partially offset by lower sales of term life products due to pricing actions and lower other universal life products due to the absence of large case activity in the second quarter of 2020.

U.S. Businesses—Assurance IQ Division
Assurance IQ

Operating Results

The following table sets forth Assurance IQ’s operating results for the period indicated.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in millions)
Operating results:
Revenues	$59	$119
Expenses	75	158
Adjusted operating income	(16)	(39)
Other adjustments(1)	32	77
Income (loss) before income taxes and equity in earnings of operating joint ventures	$16	$38
 __________

(1)
“Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

The acquisition of Assurance IQ was completed in October 2019. Adjusted operating income for the second quarter and the first six months of 2020 was $(16) million and $(39) million, respectively, reflecting revenues, net of marketing and distribution expenses, primarily related to our health (Health Under 65) and life insurance product lines. Results also included operating expenses and amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information).

Revenues and Expenses

Revenues for the second quarter and the first six months of 2020 were $59 million and $119 million, respectively, primarily reflecting commissions and marketing referral revenues from our health (Health Under 65) and life insurance product lines. Expenses for the second quarter and the first six months of 2020 were $75 million and $158 million, respectively, driven by marketing and distribution costs, general and administrative operating expenses, and amortization expenses related to intangible assets.

International Businesses

Business Update

•
In April 2020, we entered into a definitive agreement with KB Financial Group, Inc., a Korean financial services provider, to sell The Prudential Life Insurance Company of Korea, Ltd. (“POK”) for cash consideration of approximately $1.9 billion (based on current exchange rates) to be paid at closing. The transaction is consistent with our strategic focus internationally on Japan and higher-growth emerging markets around the world. The transaction is expected to close by the end of 2020, subject to regulatory approvals and customary closing conditions. In the second quarter of 2020, we reported our investment in POK as “held for sale” and recognized an approximately $700 million after-tax charge to earnings to adjust the carrying value of POK to the fair market value reflected in the purchase price (see Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information). Effective in the second quarter of 2020, the results of this business and the impact of the anticipated sale are reflected in the Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. We intend to use the proceeds of the transaction for general corporate purposes.

•	We are exploring strategic options for our Taiwanese insurance business, which may include a sale.

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. The exchange rate used was Japanese yen at a rate of 104 yen per USD, which was determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating results(1):
Revenues:
Life Planner	$2,474	$2,409	$5,333	$5,156
Gibraltar Life and Other	2,759	2,649	5,677	5,626
Total revenues	5,233	5,058	11,010	10,782
Benefits and expenses:
Life Planner	2,170	2,030	4,665	4,359
Gibraltar Life and Other	2,370	2,238	4,954	4,774
Total benefits and expenses	4,540	4,268	9,619	9,133
Adjusted operating income:
Life Planner	304	379	668	797
Gibraltar Life and Other	389	411	723	852
Total adjusted operating income	693	790	1,391	1,649
Realized investment gains (losses), net, and related adjustments(2)	177	261	662	783
Charges related to realized investment gains (losses), net	(15)	(3)	(22)	(3)
Market experience updates(3)	(37)	(37)	(46)	(37)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(34)	(28)	(30)	(58)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$784	$983	$1,955	$2,334
__________

(1)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $75 million, including a net unfavorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $43 million net charge in the second quarter of 2020 compared to a $4 million net benefit in the second quarter of 2019. The net charge in 2020 is primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions.

Excluding these items, adjusted operating income from our Life Planner operations decreased $25 million, primarily reflecting lower net investment spread results driven by lower investment yields and lower income on non-coupon investments. Also contributing to the decrease were higher expenses driven by costs associated with COVID-19 (see “Overview—COVID-19”). These decreases were partially offset by favorable underwriting results primarily due to the growth of business in force in our Japan and Brazil operations.

Adjusted operating income from our Gibraltar Life and Other operations decreased $22 million, including a net unfavorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $52 million net charge in the second quarter of 2020 compared to a $7 million net benefit in the second quarter of 2019. The net charge in 2020 was primarily driven by updates of reserves reflecting the impact of a decrease in long-term interest rate assumptions, as well as other refinements.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations increased $39 million, primarily reflecting higher earnings from our joint venture investments due to market performance and lower expenses driven by lower costs associated with business initiatives, partially offset by costs associated with COVID-19 (see “Overview—COVID-19”).

Also contributing to the increase were favorable underwriting results driven by a favorable impact from mortality experience, and higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower investment yields.

Six Month Comparison. Adjusted operating income from our Life Planner operations decreased $129 million, including a net unfavorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations decreased $79 million primarily reflecting lower net investment spread results driven by lower income on non-coupon investments and lower investment yields. Also contributing to the decrease were higher expenses driven by updates to legal reserves, as well as higher costs related to business growth and business initiatives, and costs associated with COVID-19 (see “Overview—COVID-19”). These decreases were partially offset by favorable underwriting results due to the growth of business in force in our Japan and Brazil operations, partially offset by an unfavorable impact from mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations decreased $129 million, including a net unfavorable impact of $4 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations decreased $66 million, primarily reflecting lower net investment spread results driven by lower investment yields and lower income on non-coupon investments. Also contributing to the decrease were lower earnings from our joint venture investments due to market performance, as well as higher expenses driven by costs associated with COVID-19 (see “Overview—COVID-19”), partially offset by lower costs related to business initiatives. These decreases were partially offset by favorable underwriting results driven by the growth of business in force and a favorable impact from mortality experience.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $65 million, including a net unfavorable impact of $21 million from currency fluctuations and a net benefit of $33 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $53 million, primarily driven by higher premiums and policy charges and fee income attributable to the growth of business in force, partially offset by lower net investment results driven by lower investment yields and lower income on non-coupon investments.

Benefits and expenses of our Life Planner operations increased $140 million, including a net favorable impact of $18 million from currency fluctuations and a net charge of $80 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $78 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force, and higher expenses driven by costs associated with COVID-19.

Revenues from our Gibraltar Life and Other operations increased $110 million, including a net favorable impact of $18 million from currency fluctuations and a net charge of $9 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $101 million, primarily reflecting higher premiums driven by the growth of business in force, and higher other income driven by a favorable impact from our joint venture investments due to market performance.

Benefits and expenses of our Gibraltar Life and Other operations increased $132 million, including a net unfavorable impact of $20 million from currency fluctuations and a net charge of $50 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $62 million, primarily driven by higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force. The increase was partially offset by lower expenses driven by lower costs associated with business initiatives, partially offset by costs associated with COVID-19.

Six Month Comparison. Revenues from our Life Planner operations increased $177 million, including a net unfavorable impact of $45 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, revenues increased $189 million, primarily driven by higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $306 million, including a net favorable impact of $42 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, benefits and expenses increased $268 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force, as well as an unfavorable impact from mortality experience. Also contributing to the decrease were higher expenses driven by updates to legal reserves, as well as higher costs related to business growth and business initiatives, and costs associated with COVID-19.

Revenues from our Gibraltar Life and Other operations increased $51 million, including a net favorable impact of $20 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, revenues increased $40 million, primarily driven by higher premiums attributable to the growth of business in force. The increase was partially offset by lower other income driven by an unfavorable impact from our joint venture investments due to market performance, and lower net investment results driven by lower investment yields and lower income on non-coupon investments.

Benefits and expenses of our Gibraltar Life and Other operations increased $180 million, including a net unfavorable impact of $24 million from currency fluctuations. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, benefits and expenses increased $106 million, primarily driven by higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force. Also contributing to the increase was higher expenses driven by costs associated with COVID-19, partially offset by lower costs associated with business initiatives.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Annualized new business premiums(1):
On an actual exchange rate basis:
Life Planner	$166	$253	$487	$608
Gibraltar Life and Other	197	296	504	619
Total	$363	$549	$991	$1,227
On a constant exchange rate basis:
Life Planner	$178	$255	$505	$613
Gibraltar Life and Other	198	298	507	623
Total	$376	$553	$1,012	$1,236
__________

(1)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

	Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner(2)	$89	$18	$71	$0	$178	$137	$23	$95	$0	$255
Gibraltar Life and Other:
Life Consultants	$59	$7	$6	$17	$89	$84	$10	$19	$56	$169
Banks(3)	57	0	3	2	62	73	0	9	3	85
Independent Agency	18	2	27	0	47	19	3	18	4	44
Subtotal	134	9	36	19	198	176	13	46	63	298
Total	$223	$27	$107	$19	$376	$313	$36	$141	$63	$553
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

(3)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 3% and 75%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2020, and 0% and 68%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2019.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $77 million, primarily driven by restrictions in sales activities due to COVID-19 (see “Overview—COVID-19”), which resulted in lower sales across products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $100 million. Life Consultants and Bank channel sales decreased $80 million and $23 million, respectively, primarily driven by COVID-19 impacts. Life Consultants sales also reflected lower sales of USD-denominated fixed annuity products driven by declines in crediting rates and lower Life Consultant headcount. These decreases were partially offset by a $3 million increase in Independent Agency sales driven by higher sales of USD-denominated endowment products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner(2)	$268	$42	$194	$1	$505	$345	$56	$209	$3	$613
Gibraltar Life and Other:
Life Consultants	$141	$16	$24	$39	$220	$171	$21	$42	$101	$335
Banks(3)	177	0	13	4	194	167	0	18	8	193
Independent Agency	40	3	48	2	93	50	6	27	12	95
Subtotal	358	19	85	45	507	388	27	87	121	623
Total	$626	$61	$279	$46	$1,012	$733	$83	$296	$124	$1,236
__________

(1)	Includes retirement income, endowment and savings variable universal life.

(2)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

(3)
Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 4% and 70%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2020, and 0% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2019.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $108 million primarily driven by COVID-19 impacts. Also contributing to the decrease were lower sales of corporate term products in Japan driven by the corporate product tax rule change effective July 2019.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $116 million. Life Consultants sales decreased $115 million, primarily driven by COVID-19 impacts, as well as lower sales of USD-denominated fixed annuity products driven by declines in crediting rates and lower Life Consultant headcount. Bank channel sales remained relatively flat reflecting higher sales of USD-denominated protection products, offset by lower sales due to COVID-19 impacts. Independent Agency sales also remained flat reflecting lower sales of USD-denominated protection and fixed annuity products, offset by higher sales of USD-denominated endowment products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating results:
Interest expense on debt(1)	$(227)	$(222)	$(445)	$(439)
Investment income(1)	26	64	74	126
Pension and employee benefits	58	36	108	60
Other corporate activities(2)	(398)	(213)	(620)	(494)
Adjusted operating income	(541)	(335)	(883)	(747)
Realized investment gains (losses), net, and related adjustments	(1,179)	(157)	(1,219)	(207)
Charges related to realized investment gains (losses), net	(17)	(81)	4	(87)
Market experience updates(3)	(4)	0	4	0
Divested and Run-off Businesses(4)	(602)	168	(580)	415
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(14)	(7)	8	(15)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(2,357)	$(412)	$(2,666)	$(641)
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

(2)	Includes consolidating adjustments.

(3)
Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

(4)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $206 million. Net charges from other corporate activities increased $185 million primarily driven by increases to legal reserves, partially offset by lower costs related to corporate initiatives. Investment income decreased $38 million primarily due to lower income on non-coupon investments and highly liquid assets. Interest expense on debt increased $5 million reflecting higher average debt balances. Results from pension and employee benefits increased $22 million primarily driven by a decrease in employee health benefit costs.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $136 million. Net charges from other corporate activities increased $126 million primarily driven by increases to legal reserves, partially offset by lower costs for deferred and long-term compensation plans tied to Company stock and equity market performance, as well as lower costs related to corporate initiatives. Investment income decreased $52 million primarily driven by lower income on non-coupon investments and highly liquid assets. Interest expense on debt increased $6 million reflecting higher average debt balances. Results from pension and employee benefits increased $48 million primarily driven by a decrease in employee health benefit costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Long-Term Care	$107	$145	$188	$309
Other(1)	(709)	23	(768)	106
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$(602)	$168	$(580)	$415
__________

(1)
Effective second quarter of 2020, the results of POK and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Long-Term Care. Results for the second quarter and the first six months of 2020 decreased compared to the prior year periods, including the impact of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2020 included a $33 million net charge from these updates, while results for the second quarter of 2019 included a $9 million net charge from these updates. Excluding this item, results for the second quarter and the first six months of 2020 decreased compared to the prior year periods. The decrease for the second quarter of 2020 included an unfavorable impact from changes in the market value of derivatives used for duration management and lower income on non-coupon investments, partially offset by a favorable impact from changes in the market value of equity securities. The decrease for the first six months of 2020 included an unfavorable impact from changes in the market value of equity securities. This decrease also included lower underwriting results driven by unfavorable policy experience and an increase in reserves as a result of an unlocking of assumptions in the first quarter of 2020 due to the decline in interest rates. These decreases were partially offset by a favorable impact from changes in the market value of derivatives used for duration management.

Other. Results for the second quarter and the first six months of 2020 primarily reflect the results of POK and the impact of its anticipated sale. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

As of June 30, 2020, the excess of actual cumulative earnings over the expected cumulative earnings was $2,450 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $5,305 million at June 30, 2020, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
U.S. GAAP results:
Revenues	$1,340	$1,301	$2,017	$2,675
Benefits and expenses	1,362	1,322	2,040	2,715
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(22)	$(21)	$(23)	$(40)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Loss before income taxes and equity in earnings of operating joint ventures increased $1 million. Net investment activity results increased primarily reflecting an increase in other income driven by favorable changes in the value of equity securities, partially offset by a decrease in realized investment gains (losses) driven by a decrease in the value of derivatives used in risk management activities, and a decrease in net investment income driven by lower income on non-coupon investments and lower investment yields. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2020 dividend scale and run-off of the business in force. As a result of the above and other variances, a $130 million increase in the policyholder dividend obligation was recorded in the second quarter of 2020, compared to a $17 million reduction in the second quarter of 2019. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Six Month Comparison. Loss before income taxes and equity in earnings of operating joint ventures decreased $17 million. Net investment activity results decreased primarily reflecting a decrease in other income driven by unfavorable changes in the value of equity securities, and a decrease in net investment income driven by lower income on non-coupon investments and lower investment yields, partially offset by an increase in realized investment gains driven by gains from sales of fixed maturities. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2020 dividend scale and run-off of the business in force. As a result of the above and other variances, a $353 million reduction in the policyholder dividend obligation was recorded in the first six months of 2020, compared to a $106 million increase in the first six months of 2019. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $39 million primarily driven by an increase in other income, partially offset by a decrease in realized investment gains (losses) and net investment income, and lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses increased $40 million primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Six Month Comparison. Revenues decreased $658 million primarily driven by a decrease in other income and lower premiums due to runoff of policies in force, partially offset by an increase in net realized investment gains, as discussed above.

Benefits and expenses decreased $675 million primarily driven by a decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Retirement:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$768	$318	$479	$644
Change in experience-rated contractholder liabilities due to asset value changes	(787)	(331)	(460)	(610)
Gains (losses), net, on experienced rated contracts(2)(3)	$(19)	$(13)	$19	$34
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$163	$(18)	$(173)	$106
Change in experience-rated contractholder liabilities due to asset value changes	(163)	18	173	(106)
Gains (losses), net, on experienced rated contracts	$0	$0	$0	$0
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$931	$300	$306	$750
Change in experience-rated contractholder liabilities due to asset value changes	(950)	(313)	(287)	(716)
Gains (losses), net, on experienced rated contracts(2)(3)	$(19)	$(13)	$19	$34
__________

(1)	Prior period amounts have been reclassified to conform to current period presentation.

(2)
Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million and $9 million as of June 30, 2020 and 2019, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(3)
Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $31 million and $26 million for the three months ended June 30, 2020 and 2019, respectively, and a decrease of $6 million and an increase of $55 million for the six months ended June 30, 2020 and 2019, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of June 30, 2020				As of December 31, 2019
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$365,612	$4,753	$42,332	$1,099	$349,720	$3,570	$41,376	$745
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	20,328	747	0	0	19,530	730	0	0
Equity securities	1,683	0	0	0	1,790	0	0	0
All other(2)	915	7	0	0	261	0	0	0
Subtotal	22,926	754	0	0	21,581	730	0	0
Fixed maturities, trading	3,694	225	239	11	3,628	275	256	12
Equity securities	4,826	523	2,047	71	5,140	557	2,245	76
Commercial mortgage and other loans	682	0	0	0	228	0	0	0
Other invested assets(3)	2,301	658	0	0	1,433	567	0	0
Short-term investments	8,892	34	84	10	3,789	119	147	36
Cash equivalents	9,867	1	226	0	8,855	99	151	32
Other assets	377	377	0	0	113	113	0	0
Separate account assets	277,885	1,684	0	0	288,724	1,717	0	0
Total assets	$697,062	$9,009	$44,928	$1,191	$683,211	$7,747	$44,175	$901
Future policy benefits	$26,439	$26,439	$0	$0	$12,831	$12,831	$0	$0
Policyholders’ account balances	1,441	1,441	0	0	1,316	1,316	0	0
Other liabilities(3)	287	0	5	0	928	105	8	0
Notes issued by consolidated variable interest entities (“VIEs”)	741	741	0	0	800	800	0	0
Total liabilities	$28,908	$28,621	$5	$0	$15,875	$15,052	$8	$0
__________

(1)
Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.3% and 2.7%, respectively, as of June 30, 2020, and 1.1% and 2.0%, respectively, as of December 31, 2019.

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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.7 billion of public fixed maturities as of June 30, 2020, with values primarily based on indicative broker quotes, and approximately $4 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	June 30, 2020
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$310,203	64.6%	$30,264	$340,467
Public, held-to-maturity, at amortized cost, net of allowance	1,662	0.3	0	1,662
Private, available-for-sale, at fair value	54,793	11.4	12,069	66,862
Private, held-to-maturity, at amortized cost, net of allowance	213	0.1	0	213
Fixed maturities, trading, at fair value	2,610	0.6	239	2,849
Assets supporting experience-rated contractholder liabilities, at fair value	23,245	4.8	0	23,245
Equity securities, at fair value	4,314	0.9	2,047	6,361
Commercial mortgage and other loans, at book value, net of allowance	54,377	11.3	8,389	62,766
Policy loans, at outstanding balance	8,125	1.7	4,158	12,283
Other invested assets, net of allowance(1)	9,578	2.0	3,259	12,837
Short-term investments, net of allowance	11,286	2.3	94	11,380
Total general account investments	480,406	100.0%	60,519	540,925
Invested assets of other entities and operations(2)	7,007		0	7,007
Total investments	$487,413		$60,519	$547,932

	December 31, 2019
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$296,382	64.9%	$29,011	$325,393
Public, held-to-maturity, at amortized cost	1,705	0.4	0	1,705
Private, available-for-sale, at fair value	52,750	11.6	12,365	65,115
Private, held-to-maturity, at amortized cost	228	0.1	0	228
Fixed maturities, trading, at fair value	2,467	0.5	256	2,723
Assets supporting experience-rated contractholder liabilities, at fair value	21,597	4.7	0	21,597
Equity securities, at fair value	4,586	1.0	2,245	6,831
Commercial mortgage and other loans, at book value, net of allowance	54,671	12.0	8,629	63,300
Policy loans, at outstanding balance	7,832	1.7	4,264	12,096
Other invested assets(1)	9,210	2.0	3,334	12,544
Short-term investments	5,223	1.1	227	5,450
Total general account investments	456,651	100.0%	60,331	516,982
Invested assets of other entities and operations(2)	5,778		0	5,778
Total investments	$462,429		$60,331	$522,760
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

The increase in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2020 was primarily due to a decrease in interest rates in excess of spread widening, net business inflows and the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2020 and December 31, 2019, 41% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$146,391	$142,220
Public, held-to-maturity, at amortized cost, net of allowance	1,662	1,705
Private, available-for-sale, at fair value	19,953	19,189
Private, held-to-maturity, at amortized cost, net of allowance	213	228
Fixed maturities, trading, at fair value	472	492
Assets supporting experience-rated contractholder liabilities, at fair value	2,603	2,777
Equity securities, at fair value	1,927	2,185
Commercial mortgage and other loans, at book value, net of allowance	19,214	19,138
Policy loans, at outstanding balance	3,257	2,859
Other invested assets(1)	2,687	2,187
Short-term investments	658	165
Total Japanese general account investments	$199,037	$193,145
__________

(1)	Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first six months of 2020 was primarily attributable to the reinvestment of net investment income, net business inflows and a decrease in interest rates in excess of spread widening.

As of June 30, 2020, our Japanese insurance operations had $84.7 billion, at carrying value, of investments denominated in U.S. dollars, including $1.8 billion that were hedged to yen through third-party derivative contracts and $70.4 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2019, our Japanese insurance operations had $77.1 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $62.4 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $7.6 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2019 was primarily attributable to a decrease in U.S. treasury bond rates, portfolio growth as a result of net business inflows and reinvestment of net investment income.

Our Japanese insurance operations had $9.5 billion and $9.9 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2020 and December 31, 2019, respectively. The $0.4 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2019 was primarily attributable to the translation impact of the Australian dollar weakening against the U.S. dollar and run off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2020 to 2019 Three Month Comparison

	Three Months Ended June 30, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.42%	$1,852	2.77%	$952	3.68%	$2,804	$395	$3,199
Assets supporting experience-rated contractholder liabilities	3.12	155	1.11	7	2.89	162	0	162
Equity securities	1.72	10	7.21	33	4.23	43	11	54
Commercial mortgage and other loans	3.94	345	3.79	180	3.88	525	89	614
Policy loans	5.19	63	3.20	25	4.42	88	63	151
Short-term investments and cash equivalents	0.87	60	0.89	3	0.87	63	2	65
Gross investment income	3.88	2,485	2.90	1,200	3.49	3,685	560	4,245
Investment expenses	(0.11)	(62)	(0.14)	(56)	(0.12)	(118)	(32)	(150)
Investment income after investment expenses	3.77%	2,423	2.76%	1,144	3.37%	3,567	528	4,095
Other invested assets(3)		(62)		79		17	(17)	0
Investment results of other entities and operations(4)		91		0		91	0	91
Total investment income		$2,452		$1,223		$3,675	$511	$4,186

	Three Months Ended June 30, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.63%	$1,887	2.83%	$955	3.82%	$2,842	$426	$3,268
Assets supporting experience-rated contractholder liabilities	3.66	175	1.17	7	3.36	182	0	182
Equity securities	1.82	10	5.48	27	3.60	37	14	51
Commercial mortgage and other loans	4.15	350	3.87	174	4.05	524	98	622
Policy loans	5.25	64	3.81	26	4.73	90	62	152
Short-term investments and cash equivalents	2.85	94	2.91	6	2.85	100	10	110
Gross investment income	4.38	2,580	2.97	1,195	3.81	3,775	610	4,385
Investment expenses	(0.12)	(103)	(0.13)	(71)	(0.13)	(174)	(55)	(229)
Investment income after investment expenses	4.26%	2,477	2.84%	1,124	3.68%	3,601	555	4,156
Other invested assets(3)		132		52		184	19	203
Investment results of other entities and operations(4)		31		0		31	0	31
Total investment income		$2,640		$1,176		$3,816	$574	$4,390
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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.46% and 3.76% for the three months ended June 30, 2020 and 2019, respectively.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily the result of lower fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $53.2 billion and $47.9 billion for the three months ended June 30, 2020 and 2019, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $7.7 billion and $9.0 billion for the three months ended June 30, 2020 and 2019, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2020 to 2019 Six Month Comparison

	Six Months Ended June 30, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.49%	$3,747	2.77%	$1,898	3.72%	$5,645	$794	$6,439
Assets supporting experience-rated contractholder liabilities	3.25	315	2.14	28	3.12	343	0	343
Equity securities	1.82	21	3.99	39	2.83	60	23	83
Commercial mortgage and other loans	3.99	700	3.90	369	3.96	1,069	182	1,251
Policy loans	5.19	126	3.58	54	4.58	180	124	304
Short-term investments and cash equivalents	1.13	131	1.28	10	1.14	141	5	146
Gross investment income	4.01	5,040	2.91	2,398	3.58	7,438	1,128	8,566
Investment expenses	(0.12)	(147)	(0.14)	(124)	(0.13)	(271)	(75)	(346)
Investment income after investment expenses	3.89%	4,893	2.77%	2,274	3.45%	7,167	1,053	8,220
Other invested assets(3)		19		52		71	3	74
Investment results of other entities and operations(4)		94		0		94	0	94
Total investment income		$5,006		$2,326		$7,332	$1,056	$8,388

	Six Months Ended June 30, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.64%	$3,735	2.83%	$1,892	3.82%	$5,627	$845	$6,472
Assets supporting experience-rated contractholder liabilities	3.60	340	2.15	27	3.43	367	0	367
Equity securities	2.12	22	3.48	34	2.79	56	25	81
Commercial mortgage and other loans	4.10	682	3.85	339	4.02	1,021	193	1,214
Policy loans	5.21	126	3.84	52	4.72	178	125	303
Short-term investments and cash equivalents	2.80	189	3.43	14	2.82	203	19	222
Gross investment income	4.37	5,094	2.96	2,358	3.80	7,452	1,207	8,659
Investment expenses	(0.13)	(209)	(0.13)	(139)	(0.13)	(348)	(109)	(457)
Investment income after investment expenses	4.24%	4,885	2.83%	2,219	3.67%	7,104	1,098	8,202
Other invested assets(3)		170		103		273	39	312
Investment results of other entities and operations(4)		92		0		92	0	92
Total investment income		$5,147		$2,322		$7,469	$1,137	$8,606
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

(4)	Includes net investment income of our investment management operations.

(5)	The total yield was 3.53% and 3.75% for the six months ended June 30, 2020 and 2019, respectively.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily the result of lower fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $52.4 billion and $47.2 billion for the six months ended June 30, 2020 and 2019, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.0 billion and $9.0 billion for the six months ended June 30, 2020 and 2019, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division and the Closed Block division by investment type as well as “Charges related to realized investment gains (losses), net” and adjustments, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity(2)	$(16)	$(16)	$(19)	$(16)
Due to securities actively marketed for sale(2)	(12)	0	(81)	(1)
Due to credit or adverse conditions of the respective issuer(1)(3)	N/A	(12)	N/A	(42)
Allowance for credit losses on fixed maturities(1)(3)	(68)	N/A	(218)	N/A
Net gains (losses) on sales and maturities	144	103	455	372
Fixed maturity securities(4)	48	75	137	313
Commercial mortgage and other loans	0	(8)	6	(11)
Derivatives	(3,710)	(463)	(2,601)	(1,469)
OTTI losses on other invested assets recognized in earnings(3)	(9)	0	(9)	0
Allowance for credit losses on other invested assets(3)	4	N/A	0	N/A
Other net gains (losses)	24	5	21	6
Other	19	5	12	6
Subtotal	(3,643)	(391)	(2,446)	(1,161)
Investment results of other entities and operations(5)	(101)	6	113	(46)
Total — PFI excluding Closed Block Division	(3,744)	(385)	(2,333)	(1,207)
Related adjustments(6)	553	(187)	(649)	13
Realized investment gains (losses), net, and related adjustments(6)	(3,191)	(572)	(2,982)	(1,194)
Charges related to realized investment gains (losses), net	519	(82)	(283)	(57)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments(6)	$(2,672)	$(654)	$(3,265)	$(1,251)
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity(2)	$(38)	$(34)	$(47)	$(34)
Due to securities actively marketed for sale(2)	1	0	(9)	0
Due to credit or adverse conditions of the respective issuer(1)(3)	N/A	(2)	N/A	(6)
Allowance for credit losses on fixed maturities(1)(3)	(12)	N/A	(20)	N/A
Net gains (losses) on sales and maturities	112	30	208	56
Fixed maturity securities(4)	63	(6)	132	16
Commercial mortgage and other loans	(4)	0	0	0
Derivatives	(64)	54	120	93
OTTI losses on other invested assets recognized in earnings(3)	N/A	0	N/A	0
Allowance for credit losses on other invested assets(3)	0	N/A	0	N/A
Other net gains (losses)	(3)	1	(4)	(4)
Other	(3)	1	(4)	(4)
Subtotal — Closed Block Division	(8)	49	248	105
Consolidated PFI realized investment gains (losses), net	$(3,752)	$(336)	$(2,085)	$(1,102)
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

Three Month Comparison. Net gains on sales and maturities of fixed maturity securities were $144 million and $103 million for the second quarter of 2020 and 2019, respectively, primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments from interest rate declines during the investment holding period.

The addition to the allowance for credit losses related to fixed maturity securities was $68 million in the second quarter of 2020 and was concentrated in the consumer cyclical, energy and communication sectors within corporate securities. This credit loss allowance was primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity credit impairments were $12 million in the second quarter of 2019 and were concentrated in the energy and communications sectors within corporate securities. These credit impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Net realized losses on derivative instruments of $3,710 million for the second quarter of 2020 primarily included:

•	$2,202 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

•	$1,345 million of losses on capital hedges due to increases in equity indices;

•	$147 million of losses on interest rate derivatives due to increases in the 30-year swap and U.S. Treasury rates; and

•	$104 million of losses on foreign currency hedges due to U.S. dollar depreciation versus the euro and Australian dollar.

Net realized losses on derivative instruments of $463 million for the second quarter of 2019 primarily included:

•	$1,219 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and

•	$177 million of losses on capital hedges due to increases in equity indices;

Partially offsetting these losses were:

•	$676 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$145 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the British pound;

•	$36 million of gains on credit default swaps primarily due to spreads tightening; and

•	$36 million of gains for fees earned on fee-based synthetic GICs.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the second quarter of 2020 reflected related adjustments of net positive $553 million primarily due to changes in the fair value of equity securities as well as fixed income securities designated as trading. Results for the second quarter of 2019 reflected related adjustments of net negative $187 million primarily driven by settlements on interest rate and currency derivatives.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the second quarter of 2020 reflected a net related benefit of $519 million, compared to a net related charge of $82 million for the second quarter of 2019. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

Six Month Comparison. Net gains on sales and maturities of fixed maturity securities were $455 million and $372 million for the first six months of 2020 and 2019, respectively, primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments from interest rate declines during the investment holding period.

The addition to the allowance for credit losses related to fixed maturity securities was $218 million in the first six months of 2020 and was concentrated in the energy and communications sectors within corporate securities and foreign government securities. This credit loss allowance was primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity credit impairments were $42 million in the first six months of 2019 and were concentrated in the utility and energy sectors within corporate securities. These credit impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Net realized losses on derivative instruments of $2,601 million for the first six months of 2020 primarily included:

•	$5,592 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and

•	$232 million of losses on capital hedges due to increases in equity indices;

Partially offsetting these losses were:

•	$2,207 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates; and

•	$897 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the British pound and due to USD interest rates declining more than foreign interest rates.

Net realized losses on derivative instruments of $1,469 million for the first six months of 2019 primarily included:

•	$2,419 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and

•	$663 million of losses on capital hedges due to increases in equity indices;

Partially offsetting these losses were:

•	$1,104 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;

•	$245 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound and Japanese yen appreciation;

•	$104 million of gains on credit default swaps primarily due to spreads tightening; and

•	$72 million of gains for fees earned on fee-based synthetic GICs.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities” above.

Results for the first six months of 2020 and 2019 included a net negative related adjustment of $649 million and a net positive related adjustment of $13 million, respectively. Both periods’ results reflected changes in the fair value of equity securities as well as fixed income securities designated as trading, and settlements on interest rate and currency derivatives.

Results for the first six months of 2020 and 2019 reflected net related charges of $283 million and $57 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

Credit Losses

The level of credit losses generally reflects current and expected economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. Historically, the causes of credit losses have been specific to each individual issuer and have not directly resulted in credit losses to other securities within the same industry or geographic region. We may also realize additional credit and interest rate-related losses through sales of investments pursuant to our credit risk and portfolio management objectives.

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
COVID-19

A continued impact of COVID-19 on the global economy and corporate credit may result in losses and credit migration in our investment portfolio. Due to the highly uncertain nature of these conditions, it is not possible to estimate the overall impacts at this time. We believe our investment portfolio has been diligently constructed with a strong focus on ALM discipline, risk management, and capital preservation; and although certain industries will likely be more impacted by COVID-19 driven market conditions, we expect to benefit from our experience in managing highly specialized asset classes through multiple credit cycles. The following represents some of the sectors in our investment portfolio most impacted by COVID-19.
Energy Related Investments
As of June 30, 2020, PFI excluding the Closed Block division had energy related exposure with a market value of approximately $13 billion including a net unrealized gain of approximately $1 billion, which was reflected in AOCI. This $13 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and was comprised of the midstream (40%), independent energy (25%), integrated energy (22%), oil field services (6%) and refining (7%) sub-sectors. As of June 30, 2020, the credit quality of energy sector fixed maturity securities was 80% investment grade and 20% below investment grade. Energy investment realized losses were approximately $2 million from write-downs and $28 million from credit loss allowances for the three months ended June 30, 2020 and $54 million from write-downs and $107 million from credit loss allowances for the six months ended June 30, 2020, respectively. Our investments in the energy sector could experience future valuation declines or losses if energy prices maintain their recent levels or continue to decline for an extended period of time. Our assessment that securities are other-than temporarily impaired may change due to new developments, including those developments related to COVID-19.
Consumer Cyclical Related Investments
As of June 30, 2020, PFI excluding the Closed Block division had consumer cyclical related exposure with a market value of approximately $12 billion and a net unrealized gain of $1 billion, which was reflected in AOCI. This $12 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and included exposures in retail (37%), automotive (18%), restaurants (9%), leisure (8%), gaming (4%) and lodging (2%). As of June 30, 2020, the credit quality of consumer cyclical sector fixed maturity securities was 77% investment grade and 23% below investment grade. The remaining exposure of less than $1 billion was comprised of private equity investments and real estate-related LPs/LLCs. For additional information regarding “—Retail Related Investments,” see below.
Retail Related Investments

As of June 30, 2020, PFI excluding the Closed Block division had retail-related investments of approximately $13 billion consisting primarily of $6 billion of corporate fixed maturities of which 89% were investment grade (also included in “—Consumer Cyclical Related Investments”); $6 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 51% and weighted-average debt service coverage ratio of 2.46 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs. In addition, we held approximately $11 billion of commercial mortgage-backed securities, of which approximately 79% and 21% were rated AAA (super senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.
Airline Related Investments

As of June 30, 2020, PFI excluding the Closed Block division had $0.1 billion of airline related corporate fixed maturities within the transportation sector of which 97% were investment grade.
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

Fixed Maturity Securities and Unrealized Gains and Losses by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	June 30, 2020					December 31, 2019
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses (5)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Finance	$36,123	$3,973	$189	$0	$39,907	$34,710	$2,796	$85	$37,421
Consumer non-cyclical	26,249	4,300	134	1	30,414	24,941	2,846	112	27,675
Utility	23,326	3,782	83	0	27,025	22,341	2,498	81	24,758
Capital goods	12,896	1,426	196	5	14,121	12,287	1,150	83	13,354
Consumer cyclical	11,455	1,207	236	30	12,396	10,871	994	45	11,820
Foreign agencies	5,275	919	47	0	6,147	5,649	928	10	6,567
Energy	12,283	1,005	405	107	12,776	12,922	1,126	186	13,862
Communications	5,978	1,178	60	36	7,060	5,916	939	34	6,821
Basic industry	5,985	648	48	0	6,585	5,866	497	38	6,325
Transportation	9,896	1,076	120	0	10,852	9,443	833	34	10,242
Technology	3,579	341	23	0	3,897	3,395	278	13	3,660
Industrial other	4,317	559	42	0	4,834	3,894	351	33	4,212
Total corporate securities	157,362	20,414	1,583	179	176,014	152,235	15,236	754	166,717
Foreign government(2)	97,841	18,540	201	39	116,141	97,880	20,658	63	118,475
Residential mortgage-backed(3)	2,980	233	0	0	3,213	2,955	154	1	3,108
Asset-backed	10,869	124	164	0	10,829	9,832	123	34	9,921
Commercial mortgage-backed	10,314	821	4	0	11,131	10,211	441	9	10,643
U.S. Government	26,317	9,593	21	0	35,889	24,938	4,511	94	29,355
State & Municipal	9,919	1,861	1	0	11,779	9,593	1,327	7	10,913
Total fixed maturities, available-for-sale(4)(5)	$315,602	$51,586	$1,974	$218	$364,996	$307,644	$42,450	$962	$349,132
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2) As of June 30, 2020 and December 31, 2019, based on amortized cost, 77% and 76%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 11% of the balance.
(3) As of June 30, 2020 and December 31, 2019, based on amortized cost, 96% and more than 99% were rated A or higher, respectively.
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

The increase in net unrealized gains from December 31, 2019 to June 30, 2020 was primarily due to a decrease in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	June 30, 2020					December 31, 2019
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Finance	$625	$61	$0	$686	$9	$628	$64	$0	$692
Foreign agencies	0	0	0	0	0	21	0	0	21
Basic industry	83	2	0	85	0	83	2	0	85
Total corporate securities	708	63	0	771	9	732	66	0	798
Foreign government(2)	896	261	0	1,157	0	891	282	0	1,173
Residential mortgage-backed(3)	280	23	0	303	0	310	21	0	331
Total fixed maturities, held-to-maturity(4)	$1,884	$347	$0	$2,231	$9	$1,933	$369	$0	$2,302
__________

(1)	Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

(2)	As of both June 30, 2020 and December 31, 2019, based on amortized cost, 98% represent Japanese government bonds held by our Japanese insurance operations.

(3)	As of June 30, 2020 and December 31, 2019, based on amortized cost, all were rated A or higher.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2020					December 31, 2019
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	Allowance for Credit Losses(7)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$232,891	$43,319	$511	$0	$275,699	$232,039	$35,923	$287	$267,675
2	64,892	7,365	615	0	71,642	59,114	5,198	384	63,928
Subtotal High or Highest Quality Securities(4)	297,783	50,684	1,126	0	347,341	291,153	41,121	671	331,603
3	10,583	557	390	11	10,739	10,033	854	93	10,794
4	5,318	132	270	58	5,122	4,914	248	98	5,064
5	1,583	77	143	50	1,467	1,280	196	83	1,393
6	335	136	45	99	327	264	31	17	278
Subtotal Other Securities(5)(6)	17,819	902	848	218	17,655	16,491	1,329	291	17,529
Total fixed maturities, available-for-sale(7)	$315,602	$51,586	$1,974	$218	$364,996	$307,644	$42,450	$962	$349,132
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)
Includes, as of June 30, 2020 and December 31, 2019, 868 securities with amortized cost of $4,168 million (fair value, $4,307 million) and 796 securities with amortized cost of $3,073 million (fair value, $3,130 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.

(3)
As of June 30, 2020, includes gross unrealized losses of $552 million on public fixed maturities and $296 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2019, includes gross unrealized losses of $188 million on public fixed maturities and $103 million on private fixed maturities considered to be other than high or highest quality.

(4)
On an amortized cost basis, as of June 30, 2020, includes $254,054 million of public fixed maturities and $43,729 million of private fixed maturities and, as of December 31, 2019, includes $248,179 million of public fixed maturities and $42,974 million of private fixed maturities.

(5)
On an amortized cost basis, as of June 30, 2020, includes $9,452 million of public fixed maturities and $8,367 million of private fixed maturities and, as of December 31, 2019, includes $9,049 million of public fixed maturities and $7,442 million of private fixed maturities.

(6)
On an amortized cost basis, as of June 30, 2020, securities considered below investment grade based on lowest of external rating agency ratings total $17,997 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

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

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2020					December 31, 2019
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$1,692	$328	$0	$2,020	$4	$1,743	$351	$0	$2,094
2	192	19	0	211	5	190	18	0	208
Subtotal High or Highest Quality Securities(3)	1,884	347	0	2,231	9	1,933	369	0	2,302
3	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,884	$347	$0	$2,231	$9	$1,933	$369	$0	$2,302
__________

(1)	Reflects equivalent ratings for investments of the international insurance operations.

(2)	As of both June 30, 2020 and December 31, 2019, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.

(3)
On an amortized cost basis, as of June 30, 2020, includes $1,670 million of public fixed maturities and $214 million of private fixed maturities and, as of December 31, 2019, includes $1,705 million of public fixed maturities and $228 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	June 30, 2020				December 31, 2019
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$10,306	$10,195	$8,262	$8,836	$9,381	$9,377	$8,128	$8,454
AA	358	363	2,039	2,282	288	304	2,068	2,173
A	83	84	4	5	5	6	6	7
BBB	3	3	9	8	12	12	9	9
BB and below	119	184	0	0	146	222	0	0
Total(4)	$10,869	$10,829	$10,314	$11,131	$9,832	$9,921	$10,211	$10,643
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2020, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”).

(2)	Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans, credit card loans, and other asset types.

(3)	As of both June 30, 2020 and December 31, 2019, based on amortized cost, 97% were securities with vintages of 2013 or later.

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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2020		December 31, 2019
	Collateralized Loan Obligations
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,481	$8,335	$7,294	$7,271
AA	0	0	0	0
A	0	0	0	0
BBB	0	0	0	0
BB and below	0	0	0	0
Total(2)(3)	$8,481	$8,335	$7,294	$7,271
__________

(1)	The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2020, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”).

(2)	There was no allowance for credit losses as of June 30, 2020.

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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in millions)
Commercial mortgage and agricultural property loans	$53,596	$53,928
Uncollateralized loans	680	656
Residential property loans	109	124
Other collateralized loans	202	65
Total recorded investment gross of allowance(1)	54,587	54,773
Allowance for credit losses	(210)	(102)
Total net commercial mortgage and other loans(2)	$54,377	$54,671
__________

(1)	As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both June 30, 2020 and December 31, 2019.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	June 30, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,460	34.4%	$18,061	33.5%
South Atlantic	8,593	16.0	8,943	16.6
Middle Atlantic	6,377	11.9	6,664	12.4
East North Central	3,265	6.1	3,413	6.3
West South Central	5,571	10.4	5,439	10.1
Mountain	2,291	4.3	2,442	4.5
New England	1,730	3.2	1,902	3.5
West North Central	485	0.9	454	0.8
East South Central	599	1.1	622	1.2
Subtotal-U.S.	47,371	88.3	47,940	88.9
Europe	3,895	7.3	3,781	7.0
Asia	948	1.8	886	1.6
Other	1,382	2.6	1,321	2.5
Total commercial mortgage and agricultural property loans	$53,596	100.0%	$53,928	100.0%
__________

(1)	Regions as defined by the United States Census Bureau.

	June 30, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,270	22.9%	$12,224	22.7%
Retail	6,029	11.2	6,524	12.1
Office	10,594	19.8	11,203	20.8
Apartments/Multi-Family	15,395	28.7	15,176	28.1
Agricultural properties	3,316	6.2	2,856	5.3
Hospitality	2,035	3.8	2,066	3.8
Other	3,957	7.4	3,879	7.2
Total commercial mortgage and agricultural property loans	$53,596	100.0%	$53,928	100.0%

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

As of June 30, 2020, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.45 times and a weighted-average loan-to-value ratio of 56%. As of June 30, 2020, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2020, the weighted-average debt service coverage ratio was 2.54 times, and the weighted-average loan-to-value ratio was 63%.

The values utilized in calculating these loan-to-value ratios are developed as part of our periodic review of the commercial mortgage and agricultural property loan portfolio, which includes an internal evaluation of the underlying collateral value. Our periodic review also includes a credit quality re-rating process, whereby we update the internal quality rating originally assigned at underwriting based on the proprietary quality rating system mentioned above. As discussed below, the internal credit quality rating is a key input in determining our allowance for credit losses.

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $1.8 billion of such loans as of both June 30, 2020 and December 31, 2019, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of June 30, 2020 and December 31, 2019, there were $1.3 million and $0 million, respectively, of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2020
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$28,065	$738	$99	$28,902
60%-69.99%	15,323	720	140	16,183
70%-79.99%	7,623	596	73	8,292
80% or greater	125	92	2	219
Total commercial mortgage and agricultural property loans	$51,136	$2,146	$314	$53,596

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	June 30, 2020
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2020	$2,319	4.3%
2019	9,720	18.1
2018	8,512	15.9
2017	7,171	13.4
2016	6,291	11.7
2015	5,611	10.5
2014	4,675	8.7
2013 & Prior	9,297	17.4
Total commercial mortgage and agricultural property loans	$53,596	100.0%

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

The current expected credit loss (“CECL”) allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, uncollateralized loans, other collateralized loans and residential property loans.

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in millions)
Allowance, beginning of year	$102	$106
Cumulative effect of adoption of ASU 2016-13	101	0
Addition to (release of) allowance for credit losses	4	(4)
Write-downs charged against the allowance	0	0
Recoveries of amounts previously written-down	0	N/A
Change in foreign exchange	0	0
Other	3	0
Allowance, end of period	$210	$102

The allowance for credit losses as of June 30, 2020 increased compared to December 31, 2019, primarily due to the cumulative effect of adopting ASU 2016-13.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$926	$218	$13	$1,131	$817	$258	$1	$1,074
Other Common Stocks	2,428	834	135	3,127	2,429	1,091	57	3,463
Non-redeemable Preferred Stocks	57	5	6	56	51	3	5	49
Total equity securities, at fair value(1)	$3,411	$1,057	$154	$4,314	$3,297	$1,352	$63	$4,586
__________

(1)	Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $372 million and $81 million during the three months ended June 30, 2020 and 2019, respectively, and $(386) million and $330 million during the six months ended June 30, 2020 and 2019, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2020	December 31, 2019
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$2,938	$2,740
Hedge funds	1,552	1,362
Real estate-related	795	792
Subtotal equity method	5,285	4,894
Fair value:
Private equity	912	990
Hedge funds	1,110	1,233
Real estate-related	45	50
Subtotal fair value	2,067	2,273
Total LPs/LLCs	7,352	7,167
Real estate held through direct ownership(1)	1,330	1,350
Derivative instruments	164	73
Other(2)	732	620
Total other invested assets	$9,578	$9,210
__________

(1)	As of June 30, 2020 and December 31, 2019, real estate held through direct ownership had mortgage debt of $459 million and $537 million, respectively.

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

	June 30, 2020	December 31, 2019
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$614	$587
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value(1)	1,084	1,161
Equity securities, at fair value	649	691
Commercial mortgage and other loans, at book value(2)	703	259
Other invested assets(1)	3,920	3,062
Short-term investments	36	17
Total investments	$7,007	$5,778
__________

(1)	As of June 30, 2020 and December 31, 2019, balances include investments in CLOs with fair value of $448 million and $438 million, respectively.

(2)	Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

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

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and our access to the capital markets and the alternate sources of liquidity and capital described herein. The principles of our liquidity and capital management framework are described in an enterprise wide policy that is reviewed and approved by our Board.

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

COVID-19 and Related Market Disruptions

Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first half of the year we took the following significant management actions to enhance our liquidity and capital position:

•
We augmented our alternative sources of liquidity by entering into a facility agreement with a Delaware trust, pursuant to which Prudential Financial may issue and sell to the trust at any time over a ten-year period up to $1.5 billion of 2.850% senior notes due May 15, 2030 and receive in exchange a corresponding amount of U.S. Treasury securities. The facility agreement is similar to our existing put option agreement that allows us to issue up to $1.5 billion of senior notes to a trust, which we established in 2013 and expires in 2023;

•
We temporarily suspended Common Stock repurchases under our existing repurchase authorization beginning April 1, 2020, after repurchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. We continue to evaluate the resumption of share repurchases under our existing Board authorization for 2020, as informed by the market environment and any alternative opportunities for capital deployment;

•
In March 2020, we issued $1.5 billion of senior notes, with maturities ranging from 2026 to 2040 for general corporate purposes, including pre-funding part of our senior notes maturing through 2021. Of these senior notes, $500 million were issued in the form of “green bonds,” where proceeds are allocated to existing or future investments in assets, businesses or projects that provide environmental benefits;

•	We executed additional capital hedges that protect the capital position of our U.S. insurance subsidiaries against additional declines in the equity markets;

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

Liquidity. The Company continues to operate with significant liquid resources and maintains access to substantial alternative sources of liquidity, such as committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and agreements that allow us to issue senior debt to trust entities. As of June 30, 2020, Prudential Financial had highly liquid assets of $4.5 billion, excluding the net borrowings from an intercompany liquidity account. Nevertheless, adverse developments related to COVID-19 and associated market dislocations could strain our existing liquidity. For example, capital or liquidity needs at our subsidiaries resulting from market conditions or business operations could require us to use our highly liquid assets or tap alternative sources of liquidity, and our access to traditional funding sources, such as commercial paper borrowings, could become limited due to market conditions. Any need to increase the use of our alternative sources of liquidity may result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of June 30, 2020, all of our significant insurance subsidiaries maintained capital levels consistent with their ratings targets. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair values of our investment portfolio, which would negatively impact the statutory capital of our insurance subsidiaries. Adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or using available external sources of capital or seeking additional sources.

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

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2020, the Company had $49.0 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2020	December 31, 2019
	(in millions)
Equity(1)	$35,060	$39,076
Junior subordinated debt (including hybrid securities)	7,580	7,575
Other capital debt	6,354	7,001
Total capital	$48,994	$53,652
__________

(1)	Amounts attributable to Prudential Financial, excluding AOCI.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2020, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	818%
Gibraltar Life consolidated(2)	835%
__________

(1)	Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.

(2)	Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. Adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or using available external sources of capital or seeking additional sources. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2019, the Board authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. We temporarily suspended Common Stock repurchases under our existing repurchase authorization beginning April 1, 2020; however, we continue to evaluate the resumption of share repurchases under this Board authorization.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2020.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2020	$1.10	$445	6.7	$500
June 30, 2020	$1.10	$441	0.0	$0

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

As of June 30, 2020, Prudential Financial had highly liquid assets with a carrying value totaling $5,105 million, an increase of $1 million from December 31, 2019. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,517 million as of June 30, 2020, an increase of $456 million from December 31, 2019.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

Sources and Uses of Holding Company Highly Liquid Assets(1):	Six Months Ended June 30,
	2020	2019
	(in millions)
Highly Liquid Assets, beginning of period	$4,061	$5,548
Dividends and/or returns of capital from subsidiaries(2)	1,016	929
Capital contributions to subsidiaries(3)	0	(268)
Total Business Capital Activity	1,016	661
Share repurchases(4)	(500)	(983)
Common stock dividends(5)	(886)	(827)
Total Share Repurchases and Dividends	(1,386)	(1,810)
Proceeds from the issuance of debt	1,486	989
Repayments of debt	(651)	(761)
Total Debt Activity(6)	835	228
Proceeds from stock-based compensation and exercise of stock options	156	154
Net income tax receipts & payments	176	(491)
Affiliated (borrowings)/loans - (operating activities)(7)	288	1,065
Interest paid on external debt	(493)	(480)
Other, net(6)	(136)	(8)
Total Other Activity	(9)	240
Net increase/(decrease) in highly liquid assets	456	(681)
Highly Liquid Assets, end of period	$4,517	$4,867
__________

(1)	Prior period amounts have been updated to conform to current period presentation.

(2)
2020 includes $444 million from international insurance subsidiaries, $380 million from PALAC, $108 million from PGIM subsidiaries, $80 million from Prudential Annuities Holding Company, and $4 million from other subsidiaries. 2019 includes $492 million from PALAC, $223 million from PGIM subsidiaries, $126 million from international insurance subsidiaries, $79 million from Prudential Annuities Holding Company, and $9 million from other subsidiaries.

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
(7) Represent loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first six months of 2020, Prudential Financial received returns of capital of $380 million from PALAC and dividends of $80 million from Prudential Annuities Holding Company.

International insurance subsidiaries. During the first six months of 2020, Prudential Financial received dividends of $444 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first six months of 2020, Prudential Financial received dividends and returns of capital of $108 million from PGIM subsidiaries and dividends of $4 million from other subsidiaries.
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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2020
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2019
	(in billions)
Cash and short-term investments	$9.9	$0.5	$1.3	$10.2	$0.8	$22.7	$11.9
Fixed maturity investments(1):
High or highest quality	133.9	37.9	20.1	16.8	5.8	214.5	201.3
Other than high or highest quality	8.0	3.0	1.3	0.7	0.4	13.4	12.2
Subtotal	141.9	40.9	21.4	17.5	6.2	227.9	213.5
Public equity securities, at fair value	0.2	2.0	0.1	0.1	0.0	2.4	2.5
Total	$152.0	$43.4	$22.8	$27.8	$7.0	$253.0	$227.9

__________

(1)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2020
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2019
	(in billions)
Cash and short-term investments	$1.6	$3.2	$1.3	$6.1	$5.0
Fixed maturity investments(3):
High or highest quality(4)	41.6	93.8	11.2	146.6	157.2
Other than high or highest quality	0.6	2.4	1.4	4.4	5.4
Subtotal	42.2	96.2	12.6	151.0	162.6
Public equity securities	1.8	1.6	0.4	3.8	4.7
Total	$45.6	$101.0	$14.3	$160.9	$172.3
__________

(1)	Includes PGFL.

(2)	Represents our international insurance operations, excluding Japan.

(3)	Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

(4)	As of June 30, 2020, $110.4 billion, or 75%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of June 30, 2020, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $11.9 billion compared to a net receive position of $4.7 billion as of December 31, 2019. The change in collateral position was driven by a positive impact from declining interest rates and equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of June 30, 2020, we have hedged 100%, 92% and 50% of expected yen-based earnings for 2020, 2021 and 2022, respectively.

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

	Six Months Ended June 30,
Cash Settlements: Received (Paid)	2020	2019
	(in millions)
Income Hedges (External)(1)	$55	$32
Equity Hedges:
Internal(2)	120	233
External(3)	102	4
Total Equity Hedges	222	237
Total Cash Settlements	$277	$269

	June 30,	December 31,
Assets (Liabilities):	2020	2019
	(in millions)
Income Hedges (External)(4)	$132	$60
Equity Hedges:
Internal(2)	814	506
External(5)	45	43
Total Equity Hedges(6)	859	549
Total Assets (Liabilities)	$991	$609
__________

(1)
Includes non-yen related cash settlements of $46 million, primarily denominated in Brazilian real, Korean won and Australian dollar and $17 million, primarily denominated in Australian dollar, Chilean peso, Korean won and Brazilian real for the six months ended June 30, 2020 and 2019, respectively.

(2)	Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.

(3)	Includes non-yen related cash settlements of $33 million and $5 million, denominated in Korean won for the six months ended June 30, 2020 and 2019, respectively.

(4)
Includes non-yen related assets of $111 million, primarily denominated in Brazilian real, Korean won and Australian dollar, and assets of $37 million, primarily denominated in Korean won, Australian dollar and Chilean peso, as of June 30, 2020 and December 31, 2019, respectively.

(5)	Includes non-yen related assets of $8 million, denominated in Korean won, and assets of $1 million, denominated in Korean won, as of June 30, 2020 and December 31, 2019, respectively.

(6)
As of June 30, 2020, approximately $131 million, $391 million, $214 million and $123 million of the net market values are scheduled to settle in 2020, 2021, 2022 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

PGIM operations

The principal sources of liquidity for our fee-based PGIM businesses include asset management fees and commercial mortgage origination and servicing fees. The principal uses of liquidity include general and administrative expenses, facilitating our commercial mortgage loan business, and distributions of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based PGIM businesses relate to their profitability, which is impacted by market conditions, our investment management performance and client redemptions. We believe the cash flows from our fee-based PGIM businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. In May 2020, we entered into a facility agreement with a Delaware trust, pursuant to which Prudential Financial may issue and sell to the trust at any time over a ten-year period up to $1.5 billion of senior notes due May 15, 2030 and receive in exchange a corresponding amount of U.S. Treasury securities, thereby augmenting our alternative sources of liquidity. For more information on these sources of liquidity, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2020			December 31, 2019
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$7,805	$2,683	$10,488	$6,834	$2,847	$9,681
Cash collateral for loaned securities	3,056	391	3,447	3,228	986	4,214
Securities sold but not yet purchased	1	0	1	0	0	0
Total(1)	$10,862	$3,074	$13,936	$10,062	$3,833	$13,895
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$10,303	$3,074	$13,377	$10,062	$3,833	$13,895
Weighted average maturity, in days(2)	27	N/A		N/A	N/A
__________

(1)
The daily weighted average outstanding balance for the three and six months ended June 30, 2020 was $11,475 million and $11,139 million, respectively, for PFI excluding the Closed Block division, and $3,823 million and $3,500 million, respectively, for the Closed Block division.

(2)	Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of June 30, 2020, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $128.0 billion, of which $14.0 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2020, we believe approximately $20.0 billion of the remaining eligible assets are readily lendable, including approximately $13.8 billion relating to PFI excluding the Closed Block division, of which $3.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $6.2 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2020, total short-term and long-term debt of the Company on a consolidated basis was $21.3 billion, an increase of $0.7 billion from December 31, 2019. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	June 30, 2020			December 31, 2019
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$475	$500	$25	$524	$549
Current portion of long-term debt	528	0	528	1,179	0	1,179
Subtotal	553	475	1,028	1,204	524	1,728
General obligation long-term debt:
Senior debt	11,402	173	11,575	9,912	172	10,084
Junior subordinated debt	7,522	58	7,580	7,518	57	7,575
Surplus notes(1)	0	343	343	0	342	342
Subtotal	18,924	574	19,498	17,430	571	18,001
Total general obligations	19,477	1,049	20,526	18,634	1,095	19,729
Limited and non-recourse borrowings(2):
Short-term debt	0	7	7	0	13	13
Current portion of long-term debt	0	95	95	0	192	192
Long-term debt	0	664	664	0	645	645
Total limited and non-recourse borrowings	0	766	766	0	850	850
Total borrowings	$19,477	$1,815	$21,292	$18,634	$1,945	$20,579
__________

(1)	Amounts are net of assets under set-off arrangements of $11,464 million and $9,749 million as of June 30, 2020 and December 31, 2019, respectively.

(2)
Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $459 million and $537 million as of June 30, 2020 and December 31, 2019, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both June 30, 2020 and December 31, 2019.

As of June 30, 2020, and December 31, 2019, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Prudential Financial’s borrowings increased $0.8 billion from December 31, 2019, driven by the issuance, net of related costs, of $1.5 billion of senior debt, offset by $651 million in debt maturities. Borrowings of our subsidiaries decreased $130 million from December 31, 2019, primarily driven by $97 million in debt maturities, a $49 million decrease in commercial paper, and a $6 million decrease in short-term borrowings, offset by a $19 million increase in long-term limited recourse borrowings.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of June 30, 2020, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,825 million, of which $12,849 million was outstanding, as compared to an aggregate issuance capacity of $13,700 million, of which $12,009 million was outstanding, as of December 31, 2019. These amounts reflect a $1,200 million Credit Link Note Structure entered into in June 2020 for Guideline AXXX reserves, of which $700 million was outstanding as of June 30, 2020, as reflected in the table below. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2020.

	Surplus Notes		Outstanding as of June 30, 2020
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$1,750
AXXX	2013	2033	3,248		3,500
XXX	2014-2018	2021-2034	2,285	(2)	2,375
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	1,070		1,600
AXXX	2020	2032	700		1,200
Total Credit-Linked Note Structures			$12,849		$14,825
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

As of June 30, 2020, we also had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves. In addition, as of June 30, 2020, for purposes of financing Guideline AXXX reserves, one of our captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

Other Off-Balance Sheet Arrangements

In May 2020, Prudential Financial entered into a ten-year facility agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust.

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust. In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of June 30, 2020, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first half of 2020, the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results of our businesses and market values in our investment portfolio, (ii) negatively impacted the statutory capital of our insurance companies and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19.”

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

These risks may have manifested, and may continue to manifest, in our businesses in the following areas, among others:

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

Liquidity Risk. During the first half of 2020, the Company took significant actions to support liquidity as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Nevertheless, the impact of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

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

Finally, we expect that account values in our Full Service business will be impacted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides qualified individuals the ability to withdraw from defined contribution plans and individual retirement accounts up to $100,000 penalty-free, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). We cannot predict what other actions governments will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2020, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2020 through April 30, 2020	10,713	$55.93	0
May 1, 2020 through May 31, 2020	8,092	$52.93	0
June 1, 2020 through June 30, 2020	3,734	$64.54	0
Total	22,539	$56.28	0	$1,500,000,000
__________

(1)
Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.

(2)
In December 2019, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. The Company temporarily suspended Common Stock repurchases under its existing repurchase authorization beginning April 1, 2020; however, the Company continues to evaluate the resumption of share repurchases under the existing Board authorization.

ITEM 6. EXHIBITS

EXHIBIT INDEX

2.1
Share Purchase Agreement, dated April 10, 2020, between Prudential International Insurance Holdings, Ltd. and KB Financial Group Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s April 10, 2020 Current Report on Form 8-K.*

2.2	Amendment No. 2 to the Agreement and Plan of Merger, dated May 11, 2020, among Prudential Financial, Inc., Assurance IQ, LLC and the other parties listed in the Agreement.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POK	The Prudential Life Insurance Company of Korea, Ltd.
Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.

Defined Terms

Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	S&P	Standard & Poor's Rating Services
Moody's	Moody's Investors Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Morningstar	Morningstar, Inc.

Acronyms

ALM	Asset Liability Management	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AOCI	Accumulated Other Comprehensive Income (Loss)	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	NAIC	National Association of Insurance Commissioners
AUD	Australian Dollar	NAV	Net Asset Value
bps	Basis Points	NJDOBI	New Jersey Department of Banking and Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NOLs	Net Operating Losses
CECL	Current Expected Credit Loss	NPR	Non-Performance Risk
CLO	Collateralized Loan Obligations	OCI	Other Comprehensive Income (Loss)
COVID-19	2019 Novel Coronavirus	ODL	Overall Domestic Losses
DAC	Deferred Policy Acquisition Costs	OTC	Over-The-Counter
DSI	Deferred Sales Inducements	OTTI	Other-Than-Temporary Impairments
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PDI	Prudential Defined Income
FASB	Financial Accounting Standards Board	RAF	Risk Appetite Framework
FHLBNY	Federal Home Loan Bank of New York	RBC	Risk-Based Capital
FSA	Financial Services Agency (an agency of the Japanese government)	SEC	Securities and Exchange Commission
GICs	Guaranteed Investment Contracts	SVO	Securities Valuation Office
GILTI	Global Intangible Low-Taxed Income	TBA	To Be Announced
GMDB	Guaranteed Minimum Death Benefits	TCJA	Tax Cuts and Jobs Act
GSE	Government Sponsored Entities	U.S.	The United States of America
HDI	Highest Daily Lifetime Income	USD	U.S. Dollar
LIBOR	London Inter-Bank Offered Rate	VIEs	Variable Interest Entities
IRA	Individual Retirement Account	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 6, 2020