Form 10-Q
period 2020-09-30
PRUDENTIAL FINANCIAL INC
filed 2020-11-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from              to

Commission File Number 001-16707

Prudential Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-3703799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
751 Broad Street
Newark, NJ 07102
(973) 802-6000
(Address and Telephone Number of Registrant’s Principal Executive Offices)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	PRU	New York Stock Exchange
5.625% Junior Subordinated Notes	PRS	New York Stock Exchange
4.125% Junior Subordinated Notes	PFH	New York Stock Exchange
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

As of October 31, 2020, 396 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (11) ratings downgrades; (12) market conditions that may adversely affect the sales or persistency of our products; (13) competition; (14) reputational damage; (15) the costs, effects, timing, or success of our plans to accelerate our strategy; and (16) costs associated with the acquisition of Assurance IQ, LLC and its integration into our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2020 and December 31, 2019 (in millions, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2020-$346,511; 2019-$346,574; 2020-net of $152 allowance for credit losses)(1)	$400,816	$391,096
Fixed maturities, held-to-maturity, at amortized cost (2020-net of $9 allowance for credit losses; fair value: 2020-$2,264; 2019-$2,302)(1)(2)	1,901	1,933
Fixed maturities, trading, at fair value (amortized cost: 2020-$4,353; 2019-$3,917)(1)	4,371	3,884
Assets supporting experience-rated contractholder liabilities, at fair value(1)	23,961	21,597
Equity securities, at fair value (cost: 2020-$5,395; 2019-$5,560)(1)	7,025	7,522
Commercial mortgage and other loans (net of $235 and $121 allowance for credit losses; includes $915 and $228 of loans measured at fair value under the fair value option at September 30, 2020 and December 31, 2019, respectively)(1)(2)	64,541	63,559
Policy loans	11,502	12,096
Other invested assets (2020-net of $2 allowance for credit losses; includes $5,949 and $5,646 of assets measured at fair value at September 30, 2020 and December 31, 2019, respectively)(1)(2)	16,921	15,606
Short-term investments (2020-net of $1 allowance for credit losses)	10,015	5,467
Total investments	541,053	522,760
Cash and cash equivalents(1)	20,658	16,327
Accrued investment income(1)	3,129	3,330
Deferred policy acquisition costs(2)	18,599	19,912
Value of business acquired	1,131	1,110
Other assets (2020-net of $9 allowance for credit losses)(1)(2)	21,536	20,832
Separate account assets	305,483	312,281
TOTAL ASSETS	$911,589	$896,552
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$303,733	$293,527
Policyholders’ account balances	159,346	152,110
Policyholders’ dividends(2)	8,978	6,988
Securities sold under agreements to repurchase	10,874	9,681
Cash collateral for loaned securities	3,071	4,213
Income taxes(2)	12,111	11,378
Short-term debt	1,113	1,933
Long-term debt	20,169	18,646
Other liabilities (2020-net of $19 allowance for credit losses)(1)(2)	18,579	20,802
Notes issued by consolidated variable interest entities (includes $775 and $800 measured at fair value under the fair value option at September 30, 2020 and December 31, 2019, respectively)(1)	1,242	1,274
Separate account liabilities	305,483	312,281
Total liabilities	844,699	832,833
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both September 30, 2020 and December 31, 2019)	6	6
Additional paid-in capital	25,563	25,532
Common Stock held in treasury, at cost (270,873,244 and 267,472,781 shares at September 30, 2020 and December 31, 2019, respectively)	(19,725)	(19,453)
Accumulated other comprehensive income (loss)	30,001	24,039
Retained earnings	30,372	32,991
Total Prudential Financial, Inc. equity	66,217	63,115
Noncontrolling interests	673	604
Total equity	66,890	63,719
TOTAL LIABILITIES AND EQUITY	$911,589	$896,552
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)September 30, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2020 and 2019 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Premiums	$7,482	$6,937	$22,839	$22,972
Policy charges and fee income	1,464	1,519	4,476	4,463
Net investment income	4,446	4,438	12,834	13,044
Asset management and service fees	1,120	1,038	3,144	3,137
Other income (loss)	992	320	(125)	2,217
Realized investment gains (losses), net	(79)	853	(2,164)	(249)
Total revenues	15,425	15,105	41,004	45,584
BENEFITS AND EXPENSES
Policyholders’ benefits	8,312	7,722	25,768	25,037
Interest credited to policyholders’ account balances	1,151	1,106	3,375	3,729
Dividends to policyholders	554	667	1,008	1,681
Amortization of deferred policy acquisition costs	638	591	1,882	1,808
General and administrative expenses	3,323	3,294	10,194	9,588
Total benefits and expenses	13,978	13,380	42,227	41,843
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,447	1,725	(1,223)	3,741
Total income tax expense (benefit)	(50)	332	7	726
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,497	1,393	(1,230)	3,015
Equity in earnings of operating joint ventures, net of taxes	10	32	62	85
NET INCOME (LOSS)	1,507	1,425	(1,168)	3,100
Less: Income (loss) attributable to noncontrolling interests	20	7	25	42
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,487	$1,418	$(1,193)	$3,058
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.72	$3.47	$(3.06)	$7.45
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.70	$3.44	$(3.06)	$7.35

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2020 and 2019 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$1,507	$1,425	$(1,168)	$3,100
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	329	(174)	122	(66)
Net unrealized investment gains (losses)	(1,853)	4,776	6,894	21,571
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	74	23	218	104
Total	(1,450)	4,625	7,234	21,609
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(620)	1,051	1,265	4,961
Other comprehensive income (loss), net of taxes	(830)	3,574	5,969	16,648
Comprehensive income (loss)	677	4,999	4,801	19,748
Less: Comprehensive income (loss) attributable to noncontrolling interests	26	5	32	45
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$651	$4,994	$4,769	$19,703

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2020 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$6	$25,532	$32,991	$(19,453)	$24,039	$63,115	$604	$63,719
Cumulative effect of adoption of accounting changes(1)			(99)			(99)		(99)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							31	31
Distributions to noncontrolling interests							(11)	(11)
Stock-based compensation programs		(26)		112		86		86
Dividends declared on Common Stock			(445)			(445)		(445)
Comprehensive income:
Net income (loss)			(271)			(271)	1	(270)
Other comprehensive income (loss), net of tax					(1,439)	(1,439)	0	(1,439)
Total comprehensive income (loss)						(1,710)	1	(1,709)
Balance, March 31, 2020	6	25,506	32,176	(19,841)	22,600	60,447	625	61,072
Common Stock acquired
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(23)	(23)
Stock-based compensation programs		7		56		63		63
Dividends declared on Common Stock			(441)			(441)		(441)
Comprehensive income:
Net income (loss)			(2,409)			(2,409)	4	(2,405)
Other comprehensive income (loss), net of tax					8,237	8,237	1	8,238
Total comprehensive income (loss)						5,828	5	5,833
Balance, June 30, 2020	6	25,513	29,326	(19,785)	30,837	65,897	611	66,508
Common Stock acquired
Contributions from noncontrolling interests							50	50
Distributions to noncontrolling interests							(14)	(14)
Consolidations (deconsolidations) of noncontrolling interests							0	0
Stock-based compensation programs		50		60		110		110
Dividends declared on Common Stock			(441)			(441)		(441)
Comprehensive income:
Net income (loss)			1,487			1,487	20	1,507
Other comprehensive income (loss), net of tax					(836)	(836)	6	(830)
Total comprehensive income (loss)						651	26	677
Balance, September 30, 2020	$6	$25,563	$30,372	$(19,725)	$30,001	$66,217	$673	$66,890
__________
(1)Includes the impact from the adoption of ASU 2016-13. See Note 2.

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

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019 (in millions)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,168)	$3,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	2,164	249
Policy charges and fee income	(1,995)	(2,117)
Interest credited to policyholders’ account balances	3,375	3,729
Depreciation and amortization	448	352
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(393)	(832)
Change in:
Deferred policy acquisition costs	(206)	(414)
Future policy benefits and other insurance liabilities	7,656	7,718
Income taxes	(331)	(245)
Derivatives, net	6,477	5,225
Other, net	(3,146)	(1,125)
Cash flows from (used in) operating activities	12,881	15,640
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	31,989	38,356
Fixed maturities, held-to-maturity	76	84
Fixed maturities, trading	444	284
Assets supporting experience-rated contractholder liabilities	22,534	11,631
Equity securities	1,974	2,087
Commercial mortgage and other loans	3,629	4,483
Policy loans	1,862	1,717
Other invested assets	1,376	1,074
Short-term investments	35,401	27,675
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(39,692)	(48,162)
Fixed maturities, trading	(869)	(733)
Assets supporting experience-rated contractholder liabilities	(24,390)	(11,731)
Equity securities	(2,025)	(2,094)
Commercial mortgage and other loans	(3,913)	(6,807)
Policy loans	(1,700)	(1,440)
Other invested assets	(2,089)	(1,667)
Short-term investments	(40,009)	(28,704)
Dispositions, net of cash disposed	1,454	0
Derivatives, net	434	1,170
Other, net	(225)	(339)
Cash flows from (used in) investing activities	(13,739)	(13,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	33,268	21,140
Policyholders’ account withdrawals	(26,944)	(19,734)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	50	89
Cash dividends paid on Common Stock	(1,325)	(1,237)
Net change in financing arrangements (maturities 90 days or less)	(56)	(33)
Common Stock acquired	(500)	(1,940)
Common Stock reissued for exercise of stock options	106	107
Proceeds from the issuance of debt (maturities longer than 90 days)	2,948	2,923
Repayments of debt (maturities longer than 90 days)	(2,113)	(1,338)
Proceeds from notes issued by consolidated VIEs	0	925
Repayments of notes issued by consolidated VIEs	(19)	(638)
Other, net	(349)	94
Cash flows from (used in) financing activities	5,066	358
Effect of foreign exchange rate changes on cash balances	122	56
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	4,330	2,938
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	16,474	15,495
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$20,804	$18,433
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$147	$174
Conversion of surplus notes into Common Stock	$0	$502
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$317	$445
Liabilities assumed	584	447
Net cash received	$267	$2
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$20,658	$18,289
Restricted cash and restricted cash equivalents (included in “Other assets”)	146	144
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$20,804	$18,433
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

COVID-19

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.); and iii) goodwill: the macroeconomic environment may also result in the need to recognize an impairment of goodwill which could negatively impact our results of operations and financial condition. We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

Business Dispositions

The Prudential Life Insurance Company of Korea, Ltd.

On August 31, 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, successfully completed the sale of The Prudential Life Insurance Company of Korea, Ltd. (“POK”) to KB Financial Group Inc., for cash consideration of approximately 2.3 trillion Korean Won, equal to approximately U.S. $1.9 billion.

The after-tax loss on the sale of POK was approximately $800 million, including approximately $700 million of which was recorded during the second quarter of 2020 at the time the Company reported its investment in POK as “held for sale”, and approximately $100 million of which was recognized in the third quarter of 2020 reflective of final balances at the completion of the sale.

Prudential Life Insurance Company of Taiwan Inc.

On August 11, 2020, PIIH entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Taishin Financial Holding Co, Ltd. (the “Buyer”), pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential Life Insurance Company of Taiwan Inc. (“POT”), the Company’s insurance business in Taiwan, for cash consideration of approximately 5.5 billion New Taiwan Dollars, equal to approximately U.S. $190 million at then current exchange rates, to be paid at closing, and contingent consideration with a fair value of approximately $26 million as of September 30, 2020. The fair value of the contingent consideration is tied to the level of yields for the 10-year Taiwanese Government bond two years after the signing of the transaction and can result in a maximum payout of $100 million if yields increase by 40 basis points.

The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. The Company expects the transaction to close in 2021, subject to regulatory approval and the satisfaction of customary closing conditions.

In the third quarter of 2020, the Company is reporting its investment in POT as “held for sale” and recognized an estimated $300 million after-tax charge to earnings to adjust the carrying value of POT to the fair market value reflected in the purchase price. The ultimate after-tax loss will be based on balances at the closing date and could vary materially from the charge recorded in the third quarter.

The Company intends to use the proceeds of the transaction for general corporate purposes.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
and/or those that have been issued but not yet adopted as of September 30, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Reinsurance Recoverables

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
Other ASUs adopted during the nine months ended September 30, 2020

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

ASU issued but not yet adopted as of September 30, 2020 — ASU 2018-12

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) (“AOCI”) or (2) a full retrospective transition method.	The options for method of adoption and the impacts of such methods are under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	Upon adoption, under either transition method, there will be an adjustment to AOCI as a result of remeasuring in-force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of deferred acquisition costs (DAC) and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits (MRB)
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk (“NPR”) which is recognized in OCI.
An entity shall adopt the guidance for market risk benefits using the retrospective transition method, which includes a cumulative effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$31,095	$11,040	$23	$0	$42,112
Obligations of U.S. states and their political subdivisions	10,555	2,052	4	0	12,603
Foreign government bonds	90,915	16,317	195	1	107,036
U.S. public corporate securities	92,988	16,259	454	64	108,729
U.S. private corporate securities(1)	35,846	3,586	192	29	39,211
Foreign public corporate securities	25,131	3,408	185	24	28,330
Foreign private corporate securities	27,934	1,785	485	30	29,204
Asset-backed securities(2)	14,070	168	104	0	14,134
Commercial mortgage-backed securities	15,096	1,263	6	4	16,349
Residential mortgage-backed securities(3)	2,881	228	1	0	3,108
Total fixed maturities, available-for-sale(1)	$346,511	$56,106	$1,649	$152	$400,816

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$915	$265	$0	$1,180	$0	$915
Foreign public corporate securities	637	66	0	703	9	628
Foreign private corporate securities	85	2	0	87	0	85
Residential mortgage-backed securities(3)	273	21	0	294	0	273
Total fixed maturities, held-to-maturity(4)	$1,910	$354	$0	$2,264	$9	$1,901
__________
(1)Excludes notes with amortized cost of $6,466 million (fair value, $6,594 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, credit cards and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Excludes notes with amortized cost of $4,998 million (fair value, $5,814 million), which have been offset with the associated debt under a netting agreement.

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
__________
(1)Excludes notes with amortized cost of $4,751 million (fair value, $4,757 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, home equity and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $362 million of net unrealized gains on impaired available-for-sale securities and $1 million of net unrealized gains on impaired held-to-maturity securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(5)Excludes notes with amortized cost of $4,998 million (fair value, $5,401 million), which have been offset with the associated debt under a netting agreement.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	September 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,068	$23	$0	$0	$1,068	$23
Obligations of U.S. states and their political subdivisions	200	4	0	0	200	4
Foreign government bonds	5,548	190	44	5	5,592	195
U.S. public corporate securities	6,939	261	1,332	174	8,271	435
U.S. private corporate securities	2,452	105	847	86	3,299	191
Foreign public corporate securities	2,022	126	367	52	2,389	178
Foreign private corporate securities	3,442	105	3,311	376	6,753	481
Asset-backed securities	5,145	48	4,742	56	9,887	104
Commercial mortgage-backed securities	160	4	94	2	254	6
Residential mortgage-backed securities	148	1	0	0	148	1
Total fixed maturities, available-for-sale	$27,124	$867	$10,737	$751	$37,861	$1,618

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)As of December 31, 2019, there were no securities classified as held-to-maturity in a gross unrealized loss position.

As of September 30, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $970 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $648 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2020, the $751 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, finance and utility sectors.

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

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$13,497	$14,096	$117	$118
Due after one year through five years	50,428	53,969	0	0
Due after five years through ten years	66,321	74,393	600	676
Due after ten years(1)	184,218	224,767	911	1,176
Asset-backed securities	14,070	14,134	0	0
Commercial mortgage-backed securities	15,096	16,349	0	0
Residential mortgage-backed securities	2,881	3,108	273	294
Total	$346,511	$400,816	$1,901	$2,264
__________
(1)Excludes available-for-sale notes with amortized cost of $6,466 million (fair value, $6,594 million) and held-to-maturity notes with amortized cost of $4,998 million (fair value, $5,814 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$4,284	$7,190	$14,654	$24,011
Proceeds from maturities/prepayments	7,181	5,315	17,603	14,507
Gross investment gains from sales and maturities	578	565	1,451	1,276
Gross investment losses from sales and maturities	(129)	(62)	(339)	(345)
OTTI recognized in earnings(2)	N/A	(143)	N/A	(242)
Write-downs recognized in earnings(3)	(134)	N/A	(289)	N/A
(Addition to) release of allowance for credit losses(4)	86	N/A	(152)	N/A
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(5)	$14	$47	$77	$84
(Addition to) release of allowance for credit losses(4)	0	N/A	0	N/A
__________
(1)Includes $268 million and $162 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2020 and 2019, respectively.
(2)For the three and nine months ended September 30, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(3)For the three and nine months ended September 30, 2020, amounts represent write-downs of credit adverse securities, write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(4)Effective January 1, 2020, credit losses on available-for-sale and held-to-maturity fixed maturity securities are recorded within the “allowance for credit losses.”
(5)Includes $1 million and less than $1 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2020 and 2019, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	Three Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$38	$199	$0	$1	$0	$238
Additions to allowance for credit losses not previously recorded	0	1	33	0	0	0	34
Reductions for securities sold during the period	0	0	(8)	0	0	0	(8)
Additions (reductions) on securities with previous allowance	0	0	(12)	0	3	0	(9)
Write-downs charged against the allowance	0	(38)	(65)	0	0	0	(103)
Balance, end of period	$0	$1	$147	$0	$4	$0	$152

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	39	238	0	1	0	278
Reductions for securities sold during the period	0	0	(36)	0	0	0	(36)
Additions (reductions) on securities with previous allowance	0	0	10	0	3	0	13
Write-downs charged against the allowance	0	(38)	(65)	0	0	0	(103)
Balance, end of period	$0	$1	$147	$0	$4	$0	$152

	Three Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

	Nine Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of year	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the nine months ended September 30, 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on public and private corporate securities.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company did not have any fixed maturity securities purchased with credit deterioration, as of September 30, 2020.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2020		December 31, 2019
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$1,103	$1,103	$277	$277
Fixed maturities:
Corporate securities	14,060	14,909	13,143	13,603
Commercial mortgage-backed securities	1,845	1,946	1,845	1,896
Residential mortgage-backed securities(1)	1,064	1,126	1,134	1,158
Asset-backed securities(2)	1,691	1,716	1,639	1,662
Foreign government bonds	889	898	802	814
U.S. government authorities and agencies and obligations of U.S. states	358	438	341	397
Total fixed maturities(3)	19,907	21,033	18,904	19,530
Equity securities	1,603	1,825	1,465	1,790
Total assets supporting experience-rated contractholder liabilities(4)	$22,613	$23,961	$20,646	$21,597
__________
(1)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value were $1,133 million and $1,060 million as of September 30, 2020 and December 31, 2019, respectively, all of which were rated AAA.
(3)As a percentage of amortized cost, 94% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both September 30, 2020 and December 31, 2019.
(4)As a percentage of amortized cost, 79% and 77% of the portfolio consisted of public securities as of September 30, 2020 and December 31, 2019, respectively.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $255 million and $99 million during the three months ended September 30, 2020 and 2019, respectively, and $397 million and $868 million during the nine months ended September 30, 2020 and 2019, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $324 million and $52 million during the three months ended September 30, 2020 and 2019, respectively, and $(332) million and $632 million during the nine months ended September 30, 2020 and 2019, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$77,749	$90,480	$74,118	$89,546
Fixed maturities, held-to-maturity	892	1,148	869	1,143
Fixed maturities, trading	24	24	23	23
Assets supporting experience-rated contractholder liabilities	826	831	653	664
Total	$79,491	$92,483	$75,663	$91,376

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$26	$34	$10,823	$13,322
Assets supporting experience-rated contractholder liabilities	15	16	15	16
Total	$41	$50	$10,838	$13,338

The decrease in South Korean government and government agency securities from December 31, 2019 to September 30, 2020 was due to the sale of POK which was completed in August 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2020		December 31, 2019
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,677	19.9%	$13,462	21.4%
Retail	7,677	12.0	8,379	13.3
Apartments/Multi-Family	18,385	28.8	17,348	27.6
Industrial	13,639	21.4	13,226	21.1
Hospitality	2,390	3.7	2,415	3.9
Other	5,051	7.9	4,533	7.2
Total commercial mortgage loans	59,819	93.7	59,363	94.5
Agricultural property loans	4,015	6.3	3,472	5.5
Total commercial mortgage and agricultural property loans	63,834	100.0%	62,835	100.0%
Allowance for credit losses	(227)		(117)
Total net commercial mortgage and agricultural property loans	63,607		62,718
Other loans:
Uncollateralized loans	723		656
Residential property loans	104		124
Other collateralized loans	115		65
Total other loans	942		845
Allowance for credit losses	(8)		(4)
Total net other loans	934		841
Total net commercial mortgage and other loans(1)	$64,541		$63,559
__________
(1)Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of September 30, 2020 and December 31, 2019, the net carrying value of these loans was $915 million and $228 million, respectively.

As of September 30, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (27%), Texas (9%) and New York (8%)) and included loans secured by properties in Europe (7%), Asia (2%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance, beginning of period	$230	$8	$0	$3	$4	$245
Addition to (release of) allowance for expected losses	(5)	1	0	0	1	(3)
Write-downs charged against the allowance	(7)	0	0	0	0	(7)
Other	0	0	0	0	0	0
Balance, end of period	$218	$9	$0	$3	$5	$235

	Nine Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2019	$114	$3	$0	$0	$4	$121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	1	1	0	0	1	3
Write-downs charged against the allowance	(7)	0	0	0	0	(7)
Other	0	0	0	3	0	3
Balance at September 30, 2020	$218	$9	$0	$3	$5	$235

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the nine months ended September 30, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$650	$2,824	$3,105	$3,309	$3,381	$17,616	$0	$30,885
60%-69.99%	1,480	4,152	3,437	2,913	2,801	4,282	0	19,065
70%-79.99%	1,744	3,138	2,530	1,010	613	654	0	9,689
80% or greater	0	10	0	18	24	128	0	180
Total	$3,874	$10,124	$9,072	$7,250	$6,819	$22,680	$0	$59,819
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$3,759	$9,490	$8,590	$7,009	$6,525	$21,045	$0	$56,418
1.0 - 1.2x	114	518	453	241	286	1,499	0	3,111
Less than 1.0x	1	116	29	0	8	136	0	290
Total	$3,874	$10,124	$9,072	$7,250	$6,819	$22,680	$0	$59,819
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$724	$482	$360	$531	$397	$1,320	$0	$3,814
60%-69.99%	87	72	39	3	0	0	0	201
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$811	$554	$399	$534	$397	$1,320	$0	$4,015
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$801	$553	$398	$471	$377	$1,303	$0	$3,903
1.0 - 1.2x	10	0	1	59	5	5	0	80
Less than 1.0x	0	1	0	4	15	12	0	32
Total	$811	$554	$399	$534	$397	$1,320	$0	$4,015

Commercial mortgage loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$31,027	$701	$217	$31,945
60%-69.99%	17,090	1,145	42	18,277
70%-79.99%	8,020	719	28	8,767
80% or greater	209	143	22	374
Total commercial mortgage loans	$56,346	$2,708	$309	$59,363

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$59,794	$0	$24	$1	$25	$59,819	$27
Agricultural property loans	4,014	0	0	1	1	4,015	15
Residential property loans	102	1	0	1	2	104	1
Other collateralized loans	115	0	0	0	0	115	0
Uncollateralized loans	723	0	0	0	0	723	0
Total	$64,748	$1	$24	$3	$28	$64,776	$43
 __________
(1)As of September 30, 2020, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
__________
(1)As of December 31, 2019, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Loans on non-accrual status recognized interest income of $2 million for both the three months and nine months ended September 30, 2020, respectively, and $17 million of these loans did not have a related allowance for credit losses as of September 30, 2020.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of September 30, 2020.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$4,139	$3,625
Hedge funds	2,333	1,947
Real estate-related	1,409	1,372
Subtotal equity method	7,881	6,944
Fair value:
Private equity	1,679	1,705
Hedge funds	1,965	2,172
Real estate-related	333	336
Subtotal fair value	3,977	4,213
Total LPs/LLCs	11,858	11,157
Real estate held through direct ownership(1)	2,517	2,388
Derivative instruments	1,201	877
Other(2)	1,345	1,184
Total other invested assets	$16,921	$15,606
_________
(1)As of September 30, 2020 and December 31, 2019, real estate held through direct ownership had mortgage debt of $436 million and $537 million, respectively.
(2)Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

September 30, 2020
(in millions)
Fixed maturities	$2,586
Equity securities	17
Commercial mortgage and other loans	203
Policy loans	289
Other invested assets	28
Short-term investments and cash equivalents	6
Total accrued investment income	$3,129

There were $3 million and $15 million of write-downs on accrued investment income for the three and nine months ended September 30, 2020, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturities, available-for-sale(1)	$3,113	$3,191	$9,292	$9,429
Fixed maturities, held-to-maturity(1)	59	58	176	173
Fixed maturities, trading	32	37	100	109
Assets supporting experience-rated contractholder liabilities	179	191	527	558
Equity securities	36	38	119	119
Commercial mortgage and other loans	608	636	1,866	1,863
Policy loans	147	160	450	463
Other invested assets	415	251	693	727
Short-term investments and cash equivalents	30	123	182	356
Gross investment income	4,619	4,685	13,405	13,797
Less: investment expenses	(173)	(247)	(571)	(753)
Net investment income	$4,446	$4,438	$12,834	$13,044
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line item as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Fixed maturities(1)	$401	$360	$671	$689
Commercial mortgage and other loans	41	20	65	34
Investment real estate	5	38	15	38
LPs/LLCs	8	2	2	(1)
Derivatives	(537)	433	(2,926)	(1,010)
Other	3	0	9	1
Realized investment gains (losses), net	$(79)	$853	$(2,164)	$(249)
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI(1)	$ N/A	$243
Fixed maturity securities, available-for-sale—all other(1)	N/A	44,279
Fixed maturity securities, available-for-sale with an allowance	(23)	N/A
Fixed maturity securities, available-for-sale without an allowance	54,480	N/A
Derivatives designated as cash flow hedges(2)	1,407	832
Other investments(3)	(20)	(15)
Net unrealized gains (losses) on investments	$55,844	$45,339
__________
(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”
(2)For additional information on cash flow hedges, see Note 5.
(3)As of September 30, 2020, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	September 30, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,944	$553	$10,497	$9,431	$0	$9,431
Residential mortgage-backed securities	377	0	377	250	0	250
Total securities sold under agreements to repurchase(1)	$10,321	$553	$10,874	$9,681	$0	$9,681
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$9	$0	$9
Obligations of U.S. states and their political subdivisions	108	0	108	33	0	33
Foreign government bonds	353	0	353	244	0	244
U.S. public corporate securities	2,161	0	2,161	2,996	0	2,996
Foreign public corporate securities	425	0	425	762	0	762
Commercial mortgage-backed securities	0	0	0	2	0	2
Equity securities	24	0	24	167	0	167
Total cash collateral for loaned securities(1)	$3,071	$0	$3,071	$4,213	$0	$4,213
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
Fixed maturities, available-for-sale	$107	$104	$290	$285
Fixed maturities, held-to-maturity	85	83	863	839
Fixed maturities, trading	1,081	1,112	0	0
Assets supporting experience-rated contractholder liabilities	0	0	1	4
Equity securities	44	47	0	0
Commercial mortgage and other loans	976	883	0	0
Other invested assets	2,502	2,199	152	89
Cash and cash equivalents	140	166	0	0
Accrued investment income	6	4	4	4
Other assets	424	450	689	689
Total assets of consolidated VIEs	$5,365	$5,048	$1,999	$1,910
Other liabilities	$291	$304	$11	$13
Notes issued by consolidated VIEs(2)	1,242	1,274	0	0
Total liabilities of consolidated VIEs	$1,533	$1,578	$11	$13

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
 __________
(1)Total assets of consolidated VIEs reflect $2,892 million and $2,668 million as of September 30, 2020 and December 31, 2019, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2020, the maturities of these obligations were between 3 and 9 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $1,098 million and $1,021 million at September 30, 2020 and December 31, 2019, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $11,858 million and $11,157 million as of September 30, 2020 and December 31, 2019, respectively.

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

5. DERIVATIVES AND HEDGING

Types of Derivative and Hedging Instruments

The Company utilizes various derivatives and hedging instruments to manage its risk. Commonly used derivative and non-derivative hedging instruments include, but are not necessarily limited to:
•Interest rate contracts: futures, swaps, forwards, options, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards, swaps, and foreign currency debt instruments
•Credit contracts: single and index reference credit default swaps

Other types of financial contracts that the Company accounts for as derivatives are:
•To-be-announced (“TBA”) forward contracts, loan commitments, embedded derivatives and synthetic guaranteed investment contracts (“GICs”).

For detailed information on these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $1,190 million and $867 million as of September 30, 2020 and December 31, 2019, respectively, and total derivative liabilities of $573 million and $831 million as of September 30, 2020 and December 31, 2019, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,101	$1,128	$(100)	$3,257	$628	$(73)
Interest Rate Forwards	249	11	(2)	205	4	(1)
Foreign Currency
Foreign Currency Forwards	2,194	51	(48)	1,461	22	(57)
Currency/Interest Rate
Foreign Currency Swaps	21,885	2,023	(246)	22,746	1,467	(302)
Total Derivatives Designated as Hedge Accounting Instruments	$27,429	$3,213	$(396)	$27,669	$2,121	$(433)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$151,469	$20,256	$(10,295)	$141,162	$10,249	$(4,861)
Interest Rate Futures	16,651	12	(77)	17,095	4	(38)
Interest Rate Options	13,418	1,353	(257)	16,496	339	(238)
Interest Rate Forwards	3,077	22	0	2,218	18	(3)
Foreign Currency
Foreign Currency Forwards	36,539	746	(517)	26,604	208	(214)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	14,164	814	(355)	13,874	740	(345)
Credit
Credit Default Swaps	1,667	10	(23)	798	21	0
Equity
Equity Futures	7,742	7	(31)	1,802	0	(3)
Equity Options	46,829	854	(403)	32,657	679	(765)
Total Return Swaps	24,407	134	(409)	18,218	6	(636)
Other
Other(1)	1,262	0	0	1,258	0	0
Synthetic GICs	84,088	1	0	80,009	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$401,313	$24,209	$(12,367)	$352,191	$12,265	$(7,103)
Total Derivatives(2)(3)	$428,742	$27,422	$(12,763)	$379,860	$14,386	$(7,536)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $24,153 million and $14,035 million as of September 30, 2020 and December 31, 2019, respectively, primarily included in “Future policy benefits.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of September 30, 2020, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	September 30, 2020		December 31, 2019
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$402	$86	$389	$64
Commercial mortgage and other loans	$21	$2	$23	$2
Policyholders’ account balances	$(1,686)	$(376)	$(1,376)	$(107)
Future policy benefits	$(1,248)	$(410)	$(676)	$(172)
__________
(1)There were no material fair value hedging adjustments for hedged assets and liabilities for which hedge accounting has been discontinued.

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

	September 30, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$27,270	$(26,232)	$1,038	$(569)	$469
Securities purchased under agreement to resell	641	0	641	(641)	0
Total assets	$27,911	$(26,232)	$1,679	$(1,210)	$469
Offsetting of Financial Liabilities:
Derivatives(1)	$12,757	$(12,190)	$567	$(140)	$427
Securities sold under agreement to repurchase	10,874	0	10,874	(10,874)	0
Total liabilities	$23,631	$(12,190)	$11,441	$(11,014)	$427

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,303	$(13,519)	$784	$(607)	$177
Securities purchased under agreement to resell	1,012	0	1,012	(1,012)	0
Total assets	$15,315	$(13,519)	$1,796	$(1,619)	$177
Offsetting of Financial Liabilities:
Derivatives(1)	$7,528	$(6,705)	$823	$(244)	$579
Securities sold under agreement to repurchase	9,681	0	9,681	(9,681)	0
Total liabilities	$17,209	$(6,705)	$10,504	$(9,925)	$579
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

Cash Flow, Fair Value and Net Investment Hedges

The primary derivative and non-derivative instruments used by the Company in its fair value, cash flow and net investment hedge accounting relationships are interest rate swaps, currency swaps, currency forwards, and foreign currency denominated debts. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, or equity derivatives in any of its fair value, cash flow or net investment hedge accounting relationships.

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, including the offset of the hedged item in fair value hedge relationships.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$5	$(2)	$0	$0	$(35)	$(37)	$0
Currency	(1)	0	0	0	0	15	0
Total gains (losses) on derivatives designated as hedge instruments	4	(2)	0	0	(35)	(22)	0
Gains (losses) on the hedged item:
Interest Rate	(6)	4	0	0	49	48	0
Currency	0	0	0	0	0	(15)	0
Total gains (losses) on hedged item	(6)	4	0	0	49	33	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(1)	2
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(1)	2
Total gains (losses) on fair value hedges net of hedged item	(2)	2	0	0	14	10	2
Cash flow hedges
Interest Rate	19	0	0	0	0	0	(15)
Currency	0	0	0	0	0	0	(65)
Currency/Interest Rate	55	78	(210)	0	0	0	(1,011)
Total gains (losses) on cash flow hedges	74	78	(210)	0	0	0	(1,091)
Net investment hedges
Currency	(6)	0	142	0	0	0	(143)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	(6)	0	142	0	0	0	(143)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,163)	0	0	0	0	0	0
Currency	(44)	0	2	0	0	0	0
Currency/Interest Rate	(394)	0	(3)	0	0	0	0
Credit	(15)	0	0	0	0	0	0
Equity	(2,243)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	3,254	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(604)	0	(1)	0	0	0	0
Total	$(538)	$80	$(69)	$0	$14	$10	$(1,232)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(24)	$(6)	$0	$0	$295	$242	$0
Currency	1	0	0	0	0	17	0
Total gains (losses) on derivatives designated as hedge instruments	(23)	(6)	0	0	295	259	0
Gains (losses) on the hedged item:
Interest Rate	23	13	0	0	(269)	(222)	0
Currency	(1)	1	0	0	0	(17)	0
Total gains (losses) on hedged item	22	14	0	0	(269)	(239)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(1)	(1)
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(1)	(1)
Total gains (losses) on fair value hedges net of hedged item	(1)	8	0	0	26	19	(1)
Cash flow hedges
Interest Rate	27	0	0	0	0	0	29
Currency	4	0	0	0	0	0	27
Currency/Interest Rate	121	239	(17)	0	0	0	519
Total gains (losses) on cash flow hedges	152	239	(17)	0	0	0	575
Net investment hedges
Currency	(6)	0	142	0	0	0	(133)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	(6)	0	142	0	0	0	(133)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	7,829	0	0	0	0	0	0
Currency	186	0	(5)	0	0	0	0
Currency/Interest Rate	337	0	(1)	0	0	0	0
Credit	(56)	0	0	0	0	0	0
Equity	(2,028)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	(9,339)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(3,070)	0	(6)	0	0	0	0
Total	$(2,925)	$247	$119	$0	$26	$19	$441

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
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
_________
(1)Net change in AOCI, excluding changes related to net investment hedges using non-derivative instruments of ($17) million for both the three and nine months ended September 30, 2020, and $0 million for both the three and nine months ended September 30, 2019.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2019	$832
Amount recorded in AOCI
Interest Rate	56
Currency	31
Currency/Interest Rate	862
Total amount recorded in AOCI	949
Amount reclassified from AOCI to income
Interest Rate	(27)
Currency	(4)
Currency/Interest Rate	(343)
Total amount reclassified from AOCI to income	(374)
Balance, September 30, 2020	$1,407

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2020 values, it is estimated that a pre-tax gain of approximately $271 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2021.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were ($160) million and ($150) million for the three and nine months ended September 30, 2020, respectively, and $9 million and $12 million for the three and nine months ended September 30, 2019, respectively.

Credit Derivatives

The following table provides a summary of the notional and fair value of written credit protection. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 27 years for index references.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2020
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	50	0	0	0	577	6	600	2	0	0	0	0	1,227	8
Total	$50	$0	$0	$0	$577	$6	$600	$2	$0	$0	$0	$0	$1,227	$8

	December 31, 2019
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$36	$0	$60	$1	$4	$0	$0	$0	$0	$0	$0	$0	$100	$1
Index reference(2)	50	0	0	0	570	13	0	0	0	0	72	7	692	20
Total	$86	$0	$60	$1	$574	$13	$0	$0	$0	$0	$72	$7	$792	$21
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. ("Moody's"), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)Single name credit default swaps may reference to the credit of corporate debt, sovereign debt, and structured finance. Index references NAIC designations are based on the lowest rated single name reference included in the index.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2020 and December 31, 2019, the Company had $440 million and $6 million of outstanding notional amounts and reported at fair value as a liability of $21 million and $0 million, respectively.

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

As of September 30, 2020, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$41,980	$132	$	$42,112
Obligations of U.S. states and their political subdivisions	0	12,599	4		12,603
Foreign government bonds	0	107,026	10		107,036
U.S. corporate public securities	0	108,346	383		108,729
U.S. corporate private securities(2)	0	37,245	1,966		39,211
Foreign corporate public securities	0	28,170	160		28,330
Foreign corporate private securities	0	26,610	2,594		29,204
Asset-backed securities(3)	0	13,593	541		14,134
Commercial mortgage-backed securities	0	16,335	14		16,349
Residential mortgage-backed securities	0	3,097	11		3,108
Subtotal	0	395,001	5,815		400,816
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	209	0		209
Obligations of U.S. states and their political subdivisions	0	229	0		229
Foreign government bonds	0	876	22		898
Corporate securities	0	14,331	578		14,909
Asset-backed securities(3)	0	1,607	109		1,716
Commercial mortgage-backed securities	0	1,945	1		1,946
Residential mortgage-backed securities	0	1,126	0		1,126
Equity securities	1,582	243	0		1,825
All other(4)	80	882	110		1,072
Subtotal	1,662	21,448	820		23,930
Fixed maturities, trading	0	4,131	240		4,371
Equity securities	5,118	1,097	673		6,888
Commercial mortgage and other loans	0	915	0		915
Other invested assets(5)	115	27,307	782	(26,232)	1,972
Short-term investments	1,124	6,833	183		8,140
Cash equivalents	3,686	8,398	1		12,085
Other assets	0	0	332		332
Separate account assets(6)(7)	46,517	234,126	1,801		282,444
Total assets	$58,222	$699,256	$10,647	$(26,232)	$741,893
Future policy benefits(8)	$0	$0	$23,340	$	$23,340
Policyholders’ account balances	0	0	1,549		1,549
Other liabilities	110	12,251	0	(12,190)	171
Notes issued by consolidated VIEs	0	0	775		775
Total liabilities	$110	$12,251	$25,664	$(12,190)	$25,835

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$35,554	$105	$	$35,659
Obligations of U.S. states and their political subdivisions	0	11,493	4		11,497
Foreign government bonds	0	119,032	22		119,054
U.S. corporate public securities	0	97,959	380		98,339
U.S. corporate private securities(2)	0	34,749	1,784		36,533
Foreign corporate public securities	0	29,756	69		29,825
Foreign corporate private securities	0	27,237	1,003		28,240
Asset-backed securities(3)	0	12,238	936		13,174
Commercial mortgage-backed securities	0	15,574	0		15,574
Residential mortgage-backed securities	0	3,189	12		3,201
Subtotal	0	386,781	4,315		391,096
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	185	0		185
Obligations of U.S. states and their political subdivisions	0	212	0		212
Foreign government bonds	0	790	24		814
Corporate securities	0	12,966	637		13,603
Asset-backed securities(3)	0	1,593	69		1,662
Commercial mortgage-backed securities	0	1,896	0		1,896
Residential mortgage-backed securities	0	1,158	0		1,158
Equity securities	1,505	285	0		1,790
All other(4)	0	261	0		261
Subtotal	1,505	19,346	730		21,581
Fixed maturities, trading	0	3,597	287		3,884
Equity securities	5,813	939	633		7,385
Commercial mortgage and other loans	0	228	0		228
Other invested assets(5)	6	14,379	567	(13,519)	1,433
Short-term investments	1,806	1,975	155		3,936
Cash equivalents	2,079	6,796	131		9,006
Other assets	0	0	113		113
Separate account assets(6)(7)	46,574	240,433	1,717		288,724
Total assets	$57,783	$674,474	$8,648	$(13,519)	$727,386
Future policy benefits(8)	$0	$0	$12,831	$	$12,831
Policyholders’ account balances	0	0	1,316		1,316
Other liabilities	41	7,495	105	(6,705)	936
Notes issued by consolidated VIEs	0	0	800		800
Total liabilities	$41	$7,495	$15,052	$(6,705)	$15,883
__________
(1)“Netting” amounts represent cash collateral of $14,042 million and $6,814 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Excludes notes with fair value of $6,594 million (carrying amount of $6,466 million) and $4,757 million (carrying amount of $4,751 million) as of September 30, 2020 and December 31, 2019, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(4)All other represents cash equivalents and short-term investments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of September 30, 2020 and December 31, 2019, the fair values of such investments were $3,977 million and $4,213 million respectively.
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of September 30, 2020 and December 31, 2019, the fair value of such investments was $23,039 million and $23,557 million, respectively.
(7)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(8)As of September 30, 2020, the net embedded derivative liability position of $23.3 billion includes $0.3 billion of embedded derivatives in an asset position and $23.7 billion of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $12.8 billion includes $0.7 billion of embedded derivatives in an asset position and $13.5 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,491	Discounted cash flow(5)	Discount rate	0.50%	30%	5.03%	Decrease
		Market comparables	EBITDA multiples(4)	6.5X	15.0X	9.1X	Increase
		Liquidation	Liquidation value	15.06%	77.34%	53.84%	Increase
Equity securities	$231	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	8.8X	3.3X	Increase
		Net Asset Value	Share price	$1	$1,414	$509	Increase
Separate account assets-commercial mortgage loans(6)	$797	Discounted cash flow	Spread	1.68%	3.29%	1.90%	Decrease
Liabilities:
Future policy benefits(7)	$23,340	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.09%	1.59%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$1,549	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.09%	1.59%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	38%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$1,424	Discounted cash flow(5)	Discount rate	0.49%	20%	7.41%	Decrease
		Market comparables	EBITDA multiples(4)	5.7X	9.2X	7.3X	Increase
		Liquidation	Liquidation value	14.25%	83.61%	59.47%	Increase
Equity securities	$210	Discounted cash flow(5)	Discount rate	10%	30%		Decrease
		Market comparables	EBITDA multiples(4)	1X	10.1X	5.4X	Increase
		Net Asset Value	Share price	$5	$1,353	$451	Increase
Separate account assets-commercial mortgage loans(6)	$796	Discounted cash flow	Spread	1.11%	1.85%	1.26%	Decrease
Liabilities:
Future policy benefits(7)	$12,831	Discounted cash flow	Lapse rate(9)	1%	18%		Decrease
			Spread over LIBOR(10)	0.10%	1.23%		Decrease
			Utilization rate(11)	43%	97%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders’ account balances(8)	$1,316	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.10%	1.23%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	25%		Increase
__________
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities available-for-sale, assets supporting experience-rated contractholder liabilities and fixed maturities trading.
(3)Excludes notes which have been offset with the associated payables under a netting agreement.
(4)Represents multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.
(5)These investments typically use a range of discount rates (10% to 20%), therefore presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(6)Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statements of Financial Position. As a result, changes in value associated with these investments are not reflected in the Company’s Unaudited Interim Consolidated Statements of Operations.
(7)Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(8)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(9)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.
(10)The spread over the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
(11)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 76% and 78% respectively. As of September 30, 2020 and December 31, 2019, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(13)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$122	$0	$10	$0	$0	$0	$0	$0	$0	$132	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	21	1	0	0	0	0	0	0	(12)	10	1
Corporate securities(3)	4,904	215	165	(8)	0	(160)	(23)	113	(103)	5,103	193
Structured securities(4)	801	5	96	0	0	(147)	1	68	(258)	566	4
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	(2)	0	0	0	22	0
Corporate securities(3)	624	5	1	0	0	(6)	(22)	0	(24)	578	3
Structured securities(4)	99	1	19	0	0	(9)	0	1	(1)	110	1
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	7	0	107	0	0	(4)	0	0	0	110	0
Other assets:
Fixed maturities, trading	236	0	(1)	(1)	0	0	1	4	1	240	1
Equity securities	594	67	15	(3)	0	(4)	5	0	(1)	673	66
Other invested assets	658	3	101	0	1	2	9	8	0	782	4
Short-term investments	44	(1)	145	0	0	(5)	0	0	0	183	0
Cash equivalents	1	0	0	0	0	0	0	0	0	1	0
Other assets	377	(64)	19	0	0	0	0	0	0	332	(62)
Separate account assets(5)	1,684	84	65	(5)	0	(14)	0	10	(23)	1,801	87
Liabilities:
Future policy benefits	(26,439)	3,339	0	0	(331)	0	91	0	0	(23,340)	3,069
Policyholders’ account balances(6)	(1,441)	(34)	0	0	(74)	0	0	0	0	(1,549)	(6)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(741)	(34)	0	0	0	0	0	0	0	(775)	(34)

	Three Months Ended September 30, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)(7)
	(in millions)
Fixed maturities, available-for-sale	$3	$0	$0	$217	$1	$(12)	$0	$0	$210
Assets supporting experience-rated contractholder liabilities	0	4	0	0	2	0	4	0	0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	1	0	0
Equity securities	0	67	0	0	0	0	66	0	0
Other invested assets	0	3	0	0	0	0	4	0	0
Short-term investments	(1)	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(64)	0	0	0	0	(62)	0	0	0
Separate account assets(5)	0	0	84	0	0	0	0	87	0
Liabilities:
Future policy benefits	3,339	0	0	0	0	3,069	0	0	0
Policyholders’ account balances	(34)	0	0	0	0	(6)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(34)	0	0	0	0	(34)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$105	$0	$27	$0	$0	$0	$0	$0	$0	$132	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	22	0	0	0	0	0	0	1	(13)	10	0
Corporate securities(3)	3,236	33	584	(126)	0	(490)	(22)	2,136	(248)	5,103	19
Structured securities(4)	948	2	484	(17)	0	(444)	156	160	(723)	566	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	(2)	0	0	0	22	0
Corporate securities(3)	637	(22)	5	(9)	0	(71)	(22)	92	(32)	578	(25)
Structured securities(4)	69	(1)	174	0	0	(19)	0	1	(114)	110	3
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	114	0	0	(4)	0	0	0	110	0
Other assets:
Fixed maturities, trading	287	(16)	21	(33)	0	0	9	19	(47)	240	(16)
Equity securities	633	9	43	(13)	0	(4)	6	0	(1)	673	6
Other invested assets	567	7	182	0	5	(2)	15	8	0	782	9
Short-term investments	155	1	189	0	0	(115)	(47)	0	0	183	0
Cash equivalents	131	0	0	0	0	0	(130)	0	0	1	0
Other assets	113	164	55	0	0	0	0	0	0	332	165
Separate account assets(5)	1,717	58	169	(26)	0	(47)	0	43	(113)	1,801	70
Liabilities:
Future policy benefits	(12,831)	(9,630)	0	0	(972)	0	93	0	0	(23,340)	(9,940)
Policyholders’ account balances(6)	(1,316)	38	0	0	(271)	0	0	0	0	(1,549)	80
Other liabilities	(105)	105	0	0	0	0	0	0	0	0	105
Notes issued by consolidated VIEs	(800)	25	0	0	0	0	0	0	0	(775)	25

	Nine Months Ended September 30, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)(7)
	(in millions)
Fixed maturities, available-for-sale	$(112)	$0	$0	$141	$6	$(118)	$0	$0	$137
Assets supporting experience-rated contractholder liabilities	0	(25)	0	0	2	0	(22)	0	0
Other assets:
Fixed maturities, trading	0	(17)	0	0	1	0	(16)	0	0
Equity securities	0	9	0	0	0	0	6	0	0
Other invested assets	0	7	0	0	0	1	8	0	0
Short-term investments	1	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	164	0	0	0	0	165	0	0	0
Separate account assets(5)	0	0	58	0	0	0	0	70	0
Liabilities:
Future policy benefits	(9,630)	0	0	0	0	(9,940)	0	0	0
Policyholders’ account balances	38	0	0	0	0	80	0	0	0
Other liabilities	0	105	0	0	0	0	105	0	0
Notes issued by consolidated VIEs	0	25	0	0	0	0	25	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$94	$0	$5	$0	$0	$0	$0	$0	$0	$99	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	24	(2)	0	0	0	0	0	0	0	22	(2)
Corporate securities(3)	2,792	(26)	509	(7)	0	(203)	(1)	136	(21)	3,179	(25)
Structured securities(4)	861	4	439	(1)	0	(74)	(14)	5	(45)	1,175	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	26	0	0	0	0	0	0	0	0	26	0
Corporate securities(3)	553	(5)	103	0	0	(27)	0	36	0	660	(8)
Structured securities(4)	57	0	22	0	0	(4)	0	0	0	75	0
Equity securities	1	0	0	0	0	0	0	0	0	1	0
All other activity	1	0	3	0	0	(1)	0	0	0	3	0
Other assets:
Fixed maturities, trading	296	(3)	16	(6)	0	0	(1)	2	0	304	(3)
Equity securities	624	15	27	(20)	0	(1)	(2)	0	0	643	7
Other invested assets	436	0	28	0	0	0	0	0	0	464	0
Short-term investments	288	0	127	0	0	(121)	0	0	0	294	0
Cash equivalents	1	0	0	0	0	0	0	0	0	1	0
Other assets	98	71	10	0	0	0	0	0	0	179	73
Separate account assets(5)	1,708	9	54	(88)	0	(62)	0	43	(4)	1,660	8
Liabilities:
Future policy benefits	(12,723)	(3,417)	0	0	(314)	0	2	0	0	(16,452)	(3,570)
Policyholders’ account balances(6)	(1,047)	(79)	0	0	(62)	0	0	0	0	(1,188)	(66)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(816)	9	0	0	0	0	0	0	0	(807)	9

	Three Months Ended September 30, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(25)	$0	$0	$(3)	$4	$(27)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(8)	0	0	3	0	(8)	0
Other assets:
Fixed maturities, trading	0	(3)	0	0	0	0	(3)	0
Equity securities	3	12	0	0	0	0	7	0
Other invested assets	0	0	0	0	0	0	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	71	0	0	0	0	73	0	0
Separate account assets(5)	0	0	8	0	1	0	0	8
Liabilities:
Future policy benefits	(3,417)	0	0	0	0	(3,570)	0	0
Policyholders’ account balances	(79)	0	0	0	0	(66)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	9	0	0	0	0	9	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$81	$0	$18	$0	$0	$0	$0	$0	$0	$99	$0
U.S. states	5	0	0	0	0	(1)	0	0	0	4	0
Foreign government	125	0	0	0	0	0	(1)	9	(111)	22	(2)
Corporate securities(3)	2,685	(16)	1,116	(36)	0	(807)	(2)	319	(80)	3,179	(51)
Structured securities(4)	1,339	29	870	(48)	0	(406)	(7)	755	(1,357)	1,175	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	225	0	0	0	0	(3)	(196)	0	0	26	0
Corporate securities(3)	444	5	144	0	0	(170)	196	46	(5)	660	(2)
Structured securities(4)	149	1	28	0	0	(29)	0	0	(74)	75	1
Equity securities	1	1	0	(1)	0	0	0	0	0	1	1
All other activity	0	0	6	0	0	(3)	0	0	0	3	0
Other assets:
Fixed maturities, trading	206	(14)	90	(20)	0	0	2	41	(1)	304	(15)
Equity securities	671	39	73	(44)	0	(75)	2	1	(24)	643	30
Other invested assets	263	(1)	246	0	0	(42)	(2)	0	0	464	(1)
Short-term investments	89	0	553	0	0	(348)	0	0	0	294	0
Cash equivalents	77	0	1	0	0	(77)	0	0	0	1	0
Other assets	25	127	27	0	0	0	0	0	0	179	127
Separate account assets(5)	1,534	134	282	(105)	0	(112)	0	43	(116)	1,660	122
Liabilities:
Future policy benefits	(8,926)	(6,627)	0	0	(902)	0	3	0	0	(16,452)	(6,870)
Policyholders’ account balances(6)	(56)	(958)	0	0	(171)	0	(3)	0	0	(1,188)	(938)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(595)	8	0	0	(858)	638	0	0	0	(807)	8

	Nine Months Ended September 30, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(38)	$0	$0	$37	$14	$(53)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	1	0	0	6	0	0	0
Other assets:
Fixed maturities, trading	0	(15)	0	0	1	0	(15)	0
Equity securities	3	36	0	0	0	0	30	0
Other invested assets	(1)	0	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	127	0	0	0	0	127	0	0
Separate account assets(5)	0	0	131	0	3	0	0	122
Liabilities:
Future policy benefits	(6,627)	0	0	0	0	(6,870)	0	0
Policyholders’ account balances	(958)	0	0	0	0	(938)	0	0
Other liabilities	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	8	0	0	0	0	8	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)“Other,” for the period ended September 30, 2020 primarily represent the sale of POK, reclassifications of certain assets between reporting categories and foreign currency translation. For September 30, 2019, “Other” primarily represent reclassifications of certain assets between reporting categories and foreign currency translation.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(4)Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.
(5)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(6)Issuances and settlements for Policyholders’ account balances are presented net in the rollforward.
(7)Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	As of September 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$12	$22,770	$1	$	$22,783
Currency	0	797	0		797
Credit	0	10	0		10
Currency/Interest Rate	0	2,837	0		2,837
Equity	102	893	0		995
Other	0	0	0		0
Netting(1)				(26,232)	(26,232)
Total derivative assets	$114	$27,307	$1	$(26,232)	$1,190
Derivative Liabilities:
Interest Rate	$77	$10,654	$0	$	$10,731
Currency	0	565	0		565
Credit	0	23	0		23
Currency/Interest Rate	0	601	0		601
Equity	31	812	0		843
Other	0	0	0		0
Netting(1)				(12,190)	(12,190)
Total derivative liabilities	$108	$12,655	$0	$(12,190)	$573

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$4	$11,238	$1	$	$11,243
Currency	0	230	0		230
Credit	0	21	0		21
Currency/Interest Rate	0	2,207	0		2,207
Equity	2	683	0		685
Other	0	0	0		0
Netting(1)				(13,519)	(13,519)
Total derivative assets	$6	$14,379	$1	$(13,519)	$867
Derivative Liabilities:
Interest Rate	$38	$5,176	$0	$	$5,214
Currency	0	271	0		271
Credit	0	0	0		0
Currency/Interest Rate	0	647	0		647
Equity	3	1,401	0		1,404
Other	0	0	0		0
Netting(1)				(6,705)	(6,705)
Total derivative liabilities	$41	$7,495	$0	$(6,705)	$831
__________
(1)“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0

	Nine Months Ended September 30, 2020
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

______
(1)Total realized and unrealized gains (losses) as well as unrealized gains (losses) for assets still held at the end of the period are recorded in “Realized investment gains (losses), net.”
(2)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$3	$1	$0	$1
Mortgage servicing rights(2)	$5	$(3)	$(24)	$(5)

	September 30, 2020	December 31, 2019
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$15
Mortgage servicing rights(2)	$280	$87
__________
(1)Commercial mortgage loans are valued based on discounted cash flows utilizing market rates or the fair value of the underlying real estate collateral.
(2)Mortgage servicing rights are valued using a discounted cash flow model. The model incorporates assumptions for servicing revenues, which are adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses. The discount rates incorporated into the model are determined based on the estimated returns a market participant would require for this business including a liquidity and risk premium. This estimate includes available relevant data from any active market sales of mortgage servicing rights.

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$34	$(9)	$(25)	$(8)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Commercial mortgage and other loans:
Interest income	$4	$5	$10	$16
Notes issued by consolidated VIEs:
Interest expense	$10	$11	$32	$33

	September 30, 2020	December 31, 2019
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$915	$228
Aggregate contractual principal as of period end	$896	$224
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$775	$800
Aggregate contractual principal as of period end	$857	$857
__________
(1)As of September 30, 2020, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,177	$87	$2,264	$1,901
Assets supporting experience-rated contractholder liabilities	31	0	0	31	31
Commercial mortgage and other loans	0	105	66,812	66,917	63,626
Policy loans	0	0	11,502	11,502	11,502
Other invested assets	0	177	0	177	177
Short-term investments	1,855	20	0	1,875	1,875
Cash and cash equivalents	7,919	654	0	8,573	8,573
Accrued investment income	0	3,129	0	3,129	3,129
Other assets	146	2,513	392	3,051	3,050
Total assets	$9,951	$8,775	$78,793	$97,519	$93,864
Liabilities:
Policyholders’ account balances—investment contracts	$0	$37,425	$72,888	$110,313	$107,498
Securities sold under agreements to repurchase	0	10,874	0	10,874	10,874
Cash collateral for loaned securities	0	3,071	0	3,071	3,071
Short-term debt	0	1,011	104	1,115	1,113
Long-term debt(3)	622	21,514	1,184	23,320	20,169
Notes issued by consolidated VIEs	0	0	467	467	467
Other liabilities	0	7,438	48	7,486	7,486
Separate account liabilities—investment contracts	0	79,329	23,653	102,982	102,982
Total liabilities	$622	$160,662	$98,344	$259,628	$253,660

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,217	$85	$2,302	$1,933
Assets supporting experience-rated contractholder liabilities	16	0	0	16	16
Commercial mortgage and other loans	0	107	65,558	65,665	63,331
Policy loans	0	0	12,096	12,096	12,096
Other invested assets	0	36	0	36	36
Short-term investments	1,492	39	0	1,531	1,531
Cash and cash equivalents	6,278	1,043	0	7,321	7,321
Accrued investment income	0	3,330	0	3,330	3,330
Other assets	147	2,526	643	3,316	3,315
Total assets	$7,933	$9,298	$78,382	$95,613	$92,909
Liabilities:
Policyholders’ account balances—investment contracts	$0	$32,940	$69,216	$102,156	$101,241
Securities sold under agreements to repurchase	0	9,681	0	9,681	9,681
Cash collateral for loaned securities	0	4,213	0	4,213	4,213
Short-term debt	0	1,748	205	1,953	1,933
Long-term debt(3)	1,950	18,188	1,186	21,324	18,646
Notes issued by consolidated VIEs	0	0	474	474	474
Other liabilities	0	6,403	579	6,982	6,982
Separate account liabilities—investment contracts	0	77,134	24,407	101,541	101,541
Total liabilities	$1,950	$150,307	$96,067	$248,324	$244,711
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Excludes notes with fair value of $5,814 million (carrying amount of $4,998 million) and $5,401 million (carrying amount of $4,998 million) as of September 30, 2020 and December 31, 2019, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes notes with fair value of $12,408 million (carrying amount of $11,464 million) and $10,158 million (carrying amount of $9,749 million) as of September 30, 2020 and December 31, 2019, respectively, which have been offset with the associated receivables under a netting agreement.

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

As of September 30, 2020 and December 31, 2019, the Company recognized a policyholder dividend obligation of $2,611 million and $2,816 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,530 million and $3,332 million at September 30, 2020 and December 31, 2019, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Closed Block liabilities
Future policy benefits	$46,918	$47,613
Policyholders’ dividends payable	754	717
Policyholders’ dividend obligation	8,141	6,149
Policyholders’ account balances	4,894	4,973
Other Closed Block liabilities	3,224	4,049
Total Closed Block liabilities	63,931	63,501
Closed Block assets
Fixed maturities, available-for-sale, at fair value	41,973	41,146
Fixed maturities, trading, at fair value	257	256
Equity securities, at fair value	2,074	2,245
Commercial mortgage and other loans	8,419	8,629
Policy loans	4,106	4,264
Other invested assets	3,418	3,333
Short-term investments	79	227
Total investments	60,326	60,100
Cash and cash equivalents	385	191
Accrued investment income	459	456
Other Closed Block assets	141	93
Total Closed Block assets	61,311	60,840
Excess of reported Closed Block liabilities over Closed Block assets	2,620	2,661
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	5,473	3,280
Allocated to policyholder dividend obligation	(5,530)	(3,332)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,563	$2,609

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2020
(in millions)
Balance, December 31, 2019	$6,149
Cumulative effect adjustment from the adoption of ASU 2016-13(1)	(13)
Impact from earnings allocable to policyholder dividend obligation	(192)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	2,197
Balance, September 30, 2020	$8,141
__________
(1)See Note 2 for more information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues
Premiums	$459	$510	$1,457	$1,618
Net investment income	586	591	1,649	1,732
Realized investment gains (losses), net	18	351	266	456
Other income (loss)	242	31	(43)	356
Total Closed Block revenues	1,305	1,483	3,329	4,162
Benefits and Expenses
Policyholders’ benefits	641	659	2,013	2,148
Interest credited to policyholders’ account balances	32	33	96	97
Dividends to policyholders	532	649	955	1,617
General and administrative expenses	81	88	248	266
Total Closed Block benefits and expenses	1,286	1,429	3,312	4,128
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	19	54	17	34
Income tax expense (benefit)	4	39	(30)	(14)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$15	$15	$47	$48

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $7 million, or (0.6)% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first nine months of 2020, compared to an income tax expense of $726 million, or 19.4%, in the first nine months of 2019. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year projected effective tax rate an income tax benefit of $325 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. The projected tax benefit related to the NOL carryback was partially offset by an incremental Global Intangible Low-Taxed Income (“GILTI”) tax expense of $13 million driven primarily by projected overall domestic losses (“ODLs”) which resulted in a reduced GILTI foreign tax credit. These amounts are estimates and will change if the amount of, and sources of, 2020 net taxable income are different from forecast. The inclusion of these two amounts in the full year projected effective tax rate results in a projected negative effective tax rate for the year, which when applied to the year-to-date pre-tax loss resulted in a $38 million increase to our income tax expense for the first nine months of 2020. The first nine months of 2020 also include a $47 million reduction in income tax expense recorded as a discrete item from the carryback of 2018 NOL and related ODL.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which we operate, including Japan, there are differences between local tax rules used to determine the tax base

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
and the U.S. tax principles used to determine GILTI. Also, our Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company plans to make the high-tax exception election for the 2020 tax year and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first nine months of 2020. The Company is in the process of reviewing and estimating the impacts of the regulations for the 2018 and 2019 tax years.

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

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2020	December 31, 2019
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	455	524
Subtotal commercial paper	480	549
Current portion of long-term debt:
Senior Notes	529	1,179
Mortgage Debt	97	192
Surplus notes subject to set-off arrangements (1)	250	0
Subtotal current portion of long-term debt	876	1,371
Other(2)	7	13
Subtotal	1,363	1,933
Less: assets under set-off arrangements(1)	250	0
Total short-term debt(3)	$1,113	$1,933
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$224	$224
Daily average commercial paper outstanding for the quarter ended	$1,733	$1,702
Weighted average maturity of outstanding commercial paper, in days	14	6
Weighted average interest rate on outstanding commercial paper	0.11%	1.61%
_________
(1)     The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.
(2)    Includes $7 million drawn on a revolving line of credit held by a subsidiary at September 30, 2020.
(3) Includes Prudential Financial debt of $553 million and $1,204 million at September 30, 2020 and December 31, 2019, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2020, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Federal Home Loan Bank of New York (“FHLBNY”)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In the first quarter of 2020, PICA issued $3.6 billion in funding agreements under the FHLBNY facility. As of September 30, 2020, $3.0 billion of funding agreements remain outstanding under this facility with maturities ranging from five months to seven years and rates from 0.430% to 1.925%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the foregoing table. For additional information on this facility, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in millions)
Fixed-rate obligations:
Surplus notes	$343	$342
Surplus notes subject to set-off arrangements(1)	8,884	7,484
Senior notes	11,577	10,084
Mortgage debt(2)	67	104
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,265
Mortgage debt(3)	271	241
Junior subordinated notes(4)	7,611	7,575
Subtotal	31,383	28,395
Less: assets under set-off arrangements(1)	11,214	9,749
Total long-term debt(5)	$20,169	$18,646
 __________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $43 million and $43 million of debt denominated in foreign currency at September 30, 2020 and December 31, 2019, respectively.
(3)Includes $29 million and $53 million of debt denominated in foreign currency at September 30, 2020 and December 31, 2019, respectively.
(4)Includes Prudential Financial debt of $7,552 million and $7,518 million at September 30, 2020 and December 31, 2019, respectively. Also includes subsidiary debt of $59 million and $57 million denominated in foreign currency at September 30, 2020 and December 31, 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(5)Includes Prudential Financial debt of $18,956 million and $17,430 million at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Junior Subordinated Notes. In August 2020, Prudential Financial issued $1.3 billion of junior subordinated notes in public offerings including $800 million of 3.700% fixed-to-fixed reset rate junior subordinated notes maturing in October 2050 (the “2050 notes”) and $500 million of 4.125% fixed rate junior subordinated notes maturing in September 2060 (the “2060 notes”). The notes are considered hybrid capital securities that receive enhanced equity treatment from certain of the rating agencies. Interest on the 2050 notes is payable at a fixed rate of 3.700% until a reset date of October 1, 2030, from which date the interest rate will equal the then-current five-year Treasury rate plus 3.035%. Interest on the 2060 notes is fixed for the life of the notes at 4.125%.

Prudential Financial may redeem either or both series of notes in whole, upon the occurrence of a “tax event,” or a “regulatory capital event” at par, or upon the occurrence of a “rating agency event” at 102% of par, in each case, plus accrued and unpaid interest. Prudential Financial may also redeem the 2050 notes at par, in whole or in part, during the three-month period prior to, and including, October 1, 2030 or any subsequent interest reset date, and may redeem the 2060 notes at par, in whole or in part, on or after September 1, 2025, in each case, plus accrued and unpaid interest.

In September 2020, Prudential Financial redeemed all of the $710 million outstanding principal amount of its 5.70% junior subordinated notes due in 2053 and all of the $575 million outstanding principal amount of its 5.75% junior subordinated notes due in 2052, in each case at par, plus accrued and unpaid interest, and recognized the remaining unamortized bond issuance costs of $30 million related to these notes in net income.

Surplus Notes. In March 2020, Prudential Legacy Insurance Company of New Jersey issued $800 million of surplus notes under its $4 billion reserve financing facility. As of September 30, 2020, an aggregate of $900 million of surplus notes was outstanding under the facility and no credit-linked note payments have been required. For additional information on this facility, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In June 2020, the Company established a new $1.2 billion captive financing facility to finance non-economic reserves required under Guideline AXXX. Similar to the Company’s other captive financing facilities, a captive reinsurance subsidiary may issue surplus notes under the facility in exchange for credit-linked notes issued by a special-purpose affiliate that are held to support non-economic reserves. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captive and external counterparties have agreed to fund these payments. Prudential Arizona Reinsurance Universal Company issued $700 million of surplus notes under this facility in June 2020. As of September 30, 2020, an aggregate of $700 million of surplus notes was outstanding under the facility and no credit-linked note payments have been required.

Senior Notes. As of September 30, 2020, the outstanding balance of the Company’s senior notes was $12.1 billion, an increase of $0.8 billion from December 31, 2019. The increase is due to the issuance of $1.5 billion of medium-term notes in March 2020: $500 million with an interest rate of 1.5% maturing in March 2026, $500 million with an interest rate of 2.1% maturing in March 2030, and $500 million with an interest rate of 3.0% maturing in March 2040, offset by $651 million of debt maturities in June 2020.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$80	$73	$6	$5
Interest cost	108	122	15	20
Expected return on plan assets	(201)	(204)	(25)	(24)
Amortization of prior service cost	(1)	(1)	2	1
Amortization of actuarial (gain) loss, net	65	54	4	6
Settlements	(1)	4	0	0
Special termination benefits(1)(2)	5	2	0	0
Net periodic (benefit) cost	$55	$50	$2	$8

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$241	$218	$18	$16
Interest cost	323	368	47	59
Expected return on plan assets	(604)	(612)	(75)	(71)
Amortization of prior service cost	(3)	(3)	5	3
Amortization of actuarial (gain) loss, net	196	162	12	18
Settlements	3	52	0	0
Special termination benefits(1)(2)	7	3	0	0
Net periodic (benefit) cost	$163	$188	$7	$25
__________
(1)For 2020 certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.
(2)For 2019 certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2019	666.3	267.5	398.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.7	(6.7)
Stock-based compensation programs(1)	0.0	(3.3)	3.3
Balance, September 30, 2020	666.3	270.9	395.4
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In December 2019, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. As of September 30, 2020, 6.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $500 million. The Company suspended Common Stock repurchases under the existing repurchase authorization beginning April 1, 2020 and does not intend to resume share repurchases this year as the duration and severity of the pandemic and its effect on the economy remain uncertain. The Company will evaluate the resumption of share repurchases as informed by the market environment and any alternative opportunities for capital deployment.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared per share of Common Stock	$1.10	$1.00	$3.30	$3.00

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2020 and 2019, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2019	$(536)	$28,112	$(3,537)	$24,039
Change in OCI before reclassifications	69	7,939	8	8,016
Amounts reclassified from AOCI	46	(1,045)	210	(789)
Income tax benefit (expense)	73	(1,289)	(49)	(1,265)
Balance, September 30, 2020	$(348)	$33,717	$(3,368)	$30,001

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2018	$(564)	$14,745	$(3,275)	$10,906
Change in OCI before reclassifications	(74)	22,759	(76)	22,609
Amounts reclassified from AOCI	5	(1,188)	180	(1,003)
Income tax benefit (expense)	20	(4,956)	(25)	(4,961)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, September 30, 2019	$(613)	$31,367	$(3,196)	$27,558
__________
(1)Includes cash flow hedges of $1,407 million and $832 million as of September 30, 2020 and December 31, 2019, respectively, and $1,584 million and $811 million as of September 30, 2019 and December 31, 2018, respectively, and fair value hedges of $(1) million and $0 million as of September 30, 2020 and December 31, 2019, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statements of Operations
	2020	2019	2020	2019
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(2)	$0	$(7)	$(5)	Realized investment gains (losses), net
Foreign currency translation adjustments	(39)	0	(39)	0	Other income (loss)
Total foreign currency translation adjustment	(41)	0	(46)	(5)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	19	57	27	56	(3)
Cash flow hedges—Currency	0	3	4	5	(3)
Cash flow hedges—Currency/Interest rate	(77)	267	343	438	(3)
Net unrealized investment gains (losses) on available-for-sale securities	401	360	671	689
Total net unrealized investment gains (losses)	343	687	1,045	1,188	(4)
Amortization of defined benefit pension items:
Prior service cost	(1)	0	(2)	0	(5)
Actuarial gain (loss)	(69)	(60)	(208)	(180)	(5)
Total amortization of defined benefit pension items	(70)	(60)	(210)	(180)
Total reclassifications for the period	$232	$627	$789	$1,003
__________
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 5 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)See Note 10 for information on employee benefit plans.

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

Net Unrealized Investment Gains (Losses) on Available-for-sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
December 31, 2019(1)	$0	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	41				(8)	33
Reclassification adjustment for (gains) losses included in net income	23				(4)	19
Increase (Decrease) due to non-credit related losses recognized in AOCI during the period	(87)				17	(70)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		2			0	2
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			0		0	0
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(3)	1	(2)
Balance, September 30, 2020	$(23)	$2	$0	$(3)	$6	$(18)
__________
(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

 All Other Net Unrealized Investment Gains (Losses) in AOCI

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
December 31, 2019(2)	$45,339	$(1,585)	$(2,909)	$(3,366)	$(9,367)	$28,112
Net investment gains (losses) on investments arising during the period	11,509				(2,232)	9,277
Reclassification adjustment for (gains) losses included in net income	(1,068)				207	(861)
Reclassification due to allowance for credit losses recorded during the period	87				(17)	70
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		336			(68)	268
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(1,764)		357	(1,407)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(2,182)	458	(1,724)
Balance, September 30, 2020	$55,867	$(1,249)	$(4,673)	$(5,548)	$(10,662)	$33,735
__________
(1)Includes cash flow and fair value hedges. See Note 5 for information on cash flow and fair value hedges.
(2)Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.

12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended September 30,
	2020			2019
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,507			$1,425
Less: Income (loss) attributable to noncontrolling interests	20			7
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	18			15
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,469	395.3	$3.72	$1,403	404.1	$3.47
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$18			$15
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	18			15
Stock options		0.3			1.0
Deferred and long-term compensation programs		1.5			1.2
Exchangeable Surplus Notes	0	0.0		1	2.2
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,469	397.1	$3.70	$1,404	408.5	$3.44

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2020			2019
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(1,168)			$3,100
Less: Income (loss) attributable to noncontrolling interests	25			42
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	16			33
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(1,209)	395.6	$(3.06)	$3,025	406.2	$7.45
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$16			$33
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	16			33
Stock options		0.0			1.1
Deferred and long-term compensation programs		0.0			1.1
Exchangeable Surplus Notes	0	0.0		12	4.8
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(1,209)	395.6	$(3.06)	$3,037	413.2	$7.35
__________
(1)For the nine months ended September 30, 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the nine months ended September 30, 2020, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2020 and 2019, as applicable, were based on 4.9 million and 4.5 million of such awards, respectively, and for the nine months ended September 30, 2020 and 2019, as applicable, were based on 5.0 million and 4.6 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2020		2019
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.2	$84.17	1.4	$101.57
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	3.4		1.4

	Nine Months Ended September 30,
	2020		2019
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.4	$80.64	1.2	$103.35
Antidilutive stock options due to net loss available to holders of Common Stock	0.4		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	1.6		0.0
Total antidilutive stock options and shares	5.6		1.2

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which were exchangeable at the option of the note holders for shares of Common Stock. In August 2019, as a result of the note holders’ exercise of the exchange option, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. In calculating diluted earnings per share under the if-converted method, for the three and nine months ended September 30, 2019, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes were outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Adjusted Operating Income

The Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company’s chief operating decision maker to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is the measure of segment performance presented below. Adjusted operating income is calculated by adjusting each segment’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” for the following items:

•Realized investment gains (losses), net, and related adjustments;
•Charges related to realized investment gains (losses), net;
•Market experience updates;
•Divested and Run-off Businesses;
•Other adjustments; and
•Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests.

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

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted operating income before income taxes by segment:	(in millions)
PGIM	$370	$232	$858	$710
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	372	302	898	1,020
Group Insurance	22	90	71	224
Total U.S. Workplace Solutions division	394	392	969	1,244
U.S. Individual Solutions division:
Individual Annuities(1)	408	459	1,030	1,393
Individual Life	101	59	17	29
Total U.S. Individual Solutions division	509	518	1,047	1,422
Assurance IQ division(2):
Assurance IQ	(30)	0	(69)	0
Total Assurance IQ division	(30)	0	(69)	0
Total U.S. Businesses	873	910	1,947	2,666
International Businesses(3)	775	721	2,162	2,364
Corporate and Other	(455)	(281)	(1,338)	(1,028)
Total segment adjusted operating income before income taxes	1,563	1,582	3,629	4,712
Reconciling items:
Realized investment gains (losses), net, and related adjustments(4)	223	331	(2,746)	(882)
Charges related to realized investment gains (losses), net	(70)	(92)	(353)	(149)
Market experience updates(5)	(134)	(314)	(1,016)	(515)
Divested and Run-off Businesses:
Closed Block division	8	45	(15)	5
Other Divested and Run-off Businesses(3)	(132)	207	(725)	641
Other adjustments(6)	(12)	0	65	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	(34)	(62)	(71)
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$1,447	$1,725	$(1,223)	$3,741
________
(1)Individual Annuities segment results reflect DAC as if the Individual Annuities business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(3)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.
(4)Prior period amounts have been updated to conform to current period presentation.
(5)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019.
(6)Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

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

	September 30, 2020	December 31, 2019
Assets by segment:	(in millions)
PGIM	$48,507	$47,655
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	205,878	198,153
Group Insurance	43,851	43,712
Total U.S. Workplace Solutions division	249,729	241,865
U.S. Individual Solutions division:
Individual Annuities	193,509	189,040
Individual Life	104,036	96,072
Total U.S. Individual Solutions division	297,545	285,112
Assurance IQ division(1):
Assurance IQ	2,621	2,639
Total Assurance IQ division	2,621	2,639
Total U.S. Businesses	549,895	529,616
International Businesses(2)	224,932	213,335
Corporate and Other(2)	26,433	44,619
Closed Block division	61,822	61,327
Total assets per Unaudited Interim Consolidated Financial Statements	$911,589	$896,552
 __________
(1)Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(2)Effective second quarter of 2020, the carrying amount of assets of POK are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the carrying amount of assets of POT are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues on an adjusted operating income basis:	(in millions)
PGIM	$1,066	$855	$2,801	$2,651
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	2,690	2,261	8,119	8,486
Group Insurance	1,457	1,438	4,352	4,340
Total U.S. Workplace Solutions division	4,147	3,699	12,471	12,826
U.S. Individual Solutions division:
Individual Annuities	1,148	1,251	3,249	3,774
Individual Life	1,609	1,529	4,702	4,519
Total U.S. Individual Solutions division	2,757	2,780	7,951	8,293
Assurance IQ division(1):
Assurance IQ	75	0	194	0
Total Assurance IQ division	75	0	194	0
Total U.S. Businesses	6,979	6,479	20,616	21,119
International Businesses(2)	5,481	5,216	16,201	15,734
Corporate and Other	(190)	(177)	(545)	(512)
Total revenues on an adjusted operating income basis	13,336	12,373	39,073	38,992
Reconciling items:
Realized investment gains (losses), net, and related adjustments(3)	392	491	(2,290)	(6)
Charges related to realized investment gains (losses), net	(40)	(62)	(121)	(187)
Market experience updates(4)	(58)	(67)	(406)	(74)
Divested and Run-off Businesses:
Closed Block division	1,301	1,482	3,318	4,157
Other Divested and Run-off Businesses(2)	511	928	1,411	2,813
Other adjustments(5)	0	0	105	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(17)	(40)	(86)	(111)
Total revenues per Unaudited Interim Consolidated Financial Statements	$15,425	$15,105	$41,004	$45,584
__________
(1)Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(2)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.
(3)Prior period amounts have been updated to conform to current period presentation.
(4)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019.
(5)Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
PGIM segment intersegment revenues	$215	$197	$640	$571

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Asset-based management fees	$930	$881	$2,644	$2,596
Performance-based incentive fees	43	10	73	108
Other fees	147	147	427	433
Total asset management and service fees	$1,120	$1,038	$3,144	$3,137
14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2020	December 31, 2019
	(in millions)
Total outstanding mortgage loan commitments	$1,701	$2,129
Portion of commitment where prearrangement to sell to investor exists	$959	$751

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of September 30, 2020, which is a change of $(1) million for the three and nine months ended September 30, 2020.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2020	December 31, 2019
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$8,968	$7,372
Expected to be funded from separate accounts	$120	$49

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three and nine months ended September 30, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
 Indemnification of Securities Lending and Securities Repurchase Transactions

	September 30, 2020	December 31, 2019
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$7,328	$5,071
Fair value of related collateral associated with above indemnifications(2)	$7,480	$5,204
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $34 million and $38 million related to securities repurchase transactions as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes $34 million and $37 million related to securities repurchase transactions as of September 30, 2020 and December 31, 2019, respectively.

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

Guarantees of Asset Values

	September 30, 2020	December 31, 2019
	(in millions)
Guaranteed value of third-parties’ assets	$84,088	$80,009
Fair value of collateral supporting these assets	$88,425	$81,604
Asset (liability) associated with guarantee, carried at fair value	$1	$1

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	September 30, 2020	December 31, 2019
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,451	$2,113
First-loss exposure portion of above	$718	$622
Accrued liability associated with guarantees(1)	$39	$19
__________
(1)As of September 30, 2020, the accrued liability associated with guarantees includes an allowance for credit losses of $18 million, which is a change of $1 million and $0 million for the three and nine months ended September 30, 2020, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $19,411 million and $16,878 million of mortgages subject to these loss-sharing arrangements as of September 30, 2020 and December 31, 2019, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2020, these mortgages had a weighted-average debt service coverage ratio of 1.89 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2019, these mortgages had a weighted average debt service coverage ratio of 1.88 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for both the nine months ended September 30, 2020 and 2019.

Other Guarantees

	September 30, 2020	December 31, 2019
	(in millions)
Other guarantees where amount can be determined	$52	$55
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above reflects $9 million and $12 million as of September 30, 2020 and December 31, 2019, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

Pursuant to the merger agreement, contingent consideration as well as additional compensation awards are payable in 2023 in a mix of approximately 25% cash and 75% Prudential Financial Common Stock, contingent upon Assurance IQ’s achievement of certain targets for gross revenues net of associated selling expenses (“Variable Profits”) over the period from January 1, 2020 through December 31, 2022 as follows:
•If Variable Profits are less than $900 million, no additional amount is payable.
•If Variable Profits are greater than $1,300 million, an additional amount of $1,150 million is payable.
•If Variable Profits are greater than $900 million but less than or equal to $1,300 million, an additional amount is payable equal to the product of (i) the quotient of (A) an amount equal to (1) Variable Profits achieved minus (2) $900 million divided by (B) $400 million and (ii) $1,150 million.

Payment of the additional amount may be accelerated if the Company violates certain provisions of the merger agreement requiring it to take or refrain from taking certain actions, including with respect to the management and operation of Assurance IQ.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The contingent consideration liability referred to above is reported at fair value. Fair value is determined based on the present value of expected payments under the arrangement described above, using an internally developed option pricing model based on a number of assumptions, including certain unobservable assumptions for future Variable Profits and the future price of Prudential Financial Common Stock. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of September 30, 2020 and $105 million as of December 31, 2019 (see Note 6 for additional information). The stock-based component of contingent consideration impacts the share count for purposes of calculating the Company’s diluted earnings per share when Assurance IQ’s actual Variable Profits achieved as of the end of the reporting period is in excess of $900 million, as if the contingent consideration performance period ended on the applicable reporting date. The number of shares issued as part of the contingent consideration payable in 2023 will be based on a $83.71 price per share.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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
Individual Annuities, Individual Life, and Group Insurance
Broderick v. PICA, et al.
In September 2020, the parties filed a Joint Stipulation of Dismissal with Prejudice. This matter is closed.
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
Securities Litigation
City of Warren v. PFI, et al

In March 2020, the court issued an order consolidating this action with Donald P. Crawford v. PFI, et al. under the caption In re Prudential Financial, Inc. Securities Litigation. In June 2020, plaintiffs filed an amended complaint and added Robert M. Falzon, PFI’s vice chairman, as an individual defendant. In August 2020, the Company filed a motion to dismiss the amended complaint.

Donald P. Crawford v. PFI, et al.

In March 2020, the court issued an order consolidating this action with City of Warren v. PFI, et al. under the caption In re Prudential Financial, Inc. Securities Litigation. Case updates are consolidated with the City of Warren action.

Pekin Police Pension Fund v. Charles F. Lowrey, et al.

In September 2020, a shareholder derivative complaint entitled Pekin Police Pension Fund, Derivatively on Behalf of Prudential Financial, Inc. v. Charles F. Lowrey, et al., was filed in the United States District Court for the District of New Jersey (the “Derivative Complaint”) against PFI as a “nominal” defendant, PFI’s chairman and chief executive officer, vice chairman, chief financial officer, certain former officers of PFI, and all of the current outside directors of PFI’s Board. The Derivative Complaint asserts claims for federal securities law violations, breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and alleges that: (i) the Company's reserve assumptions failed to account for adversely developing mortality experience in the Individual Life business segment; (ii) the Company's reserves were insufficient to satisfy its future policy benefit liabilities; (iii) the Company materially understated its liabilities and overstated net income due to flawed assumptions in calculating mortality experience; and (iv) the individual defendants breached their duty of care and loyalty to the Company by allowing the alleged improper activity.
Daniel Plaut v. Prudential Financial, Inc.

In October 2020, a shareholder derivative complaint entitled Daniel Plaut, Derivatively on Behalf of Prudential Financial, Inc. v. Charles F. Lowrey, et al., was filed in the Superior Court of New Jersey, Law Division, Essex County (the “Derivative Complaint”) against PFI as a “nominal” defendant, PFI’s chairman and chief executive officer, vice chairman, and all of the current outside directors of PFI’s Board. The Derivative Complaint asserts claims for breach of fiduciary duty, unjust enrichment, and abuse of control and alleges that: (i) the Company's reserve assumptions failed to account for adversely developing mortality experience in the Individual Life business segment; (ii) the Company's reserves were insufficient to satisfy its future policy benefit liabilities; (iii) the Company materially understated its liabilities and overstated net income due to flawed assumptions in calculating mortality experience; and (iv) the individual defendants engaged in corporate misconduct, mismanagement and waste through their participation in the alleged wrongdoing.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

Other Matters

Cho v. PICA, et al.

In September 2020, plaintiff filed an amended complaint and added as individual defendants certain PFI officers and current and former members of the Company’s Administrative Committee and Investment Oversight Committee.

LIBOR Litigation

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In May 2020, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Barclays Bank PLC, Barclays Capital Inc., and Barclays PLC. In August 2020, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Deutsche Bank AG. In October 2020, the court issued orders approving stipulations dismissing with prejudice Prudential’s claims against JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC, f/k/a/ J.P. Morgan Securities Inc., Bank of America Corporation, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Inc., f/k/a Banc of America Securities LLC.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2020, compared with December 31, 2019, and its consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements,” the “Risk Factors” section, and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.648 trillion of assets under management as of September 30, 2020, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our principal operations consist of PGIM (our global investment management business), our U.S. Businesses (consisting of our U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), our International Businesses, the Closed Block division, and our Corporate and Other operations. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance businesses, the U.S. Individual Solutions division consists of our Individual Annuities and Individual Life businesses, and the Assurance IQ division consists of our Assurance IQ business. In October 2019, we completed the acquisition of Assurance IQ, LLC (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs (see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information). The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division.

Our strategy centers on our mix of high-quality protection, retirement and investment management businesses which creates growth potential due to earnings diversification and the opportunity to provide customers with integrated cross-business solutions, as well as capital benefits from a balanced risk profile. We are well positioned to meet the needs of customers and tap into significant market opportunities through our U.S. Businesses, PGIM (our global investment management business) and our International Businesses.

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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•Outlook

PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.4 trillion of assets under management through its distinctive multi-manager model. Despite this COVID-19 environment since first quarter, PGIM has experienced favorable equity market and credit conditions, strong performance, continued positive flows across both institutional and retail investors, gains from our seed capital and co-investments and increased levels of production and profitability from the agency business demonstrating the counter cyclical nature of the business. There remain risks to earnings across the asset management industry, including PGIM, if economic conditions remain unstable, markets decline or credit spreads widen. The economic downturn could also have further impacts on real estate prices as well as transaction volumes in certain private asset classes. Adverse changes in market conditions could lead to lower fee-based revenues, incentive fees taking longer to be realized and losses emerging in our co- and seed investment portfolio. We believe PGIM’s uniquely diversified global platform is well positioned to be resilient in the face of market and industry headwinds. Underpinning our growth strategy is our ability to continue to deliver robust investment performance, and to attract and retain high-caliber investment talent.

U.S. Businesses:
U.S. Workplace Solutions. In our Retirement business, account values in our full-service business are impacted by capital market movements and by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides qualified individuals the ability to withdraw from defined contribution plans and individual retirement accounts up to $100,000 penalty-free, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). Market conditions are also likely to continue to impact Retirement sales volume. We continue to maintain pricing discipline to ensure we are achieving appropriate returns in the current market, including in our funded pension risk transfer business. Given many of the products in our institutional investment products business assume longevity risk, elevated levels of mortality resulting from COVID-19 may continue to contribute to a higher level of underwriting gains in this business. In our Group Insurance business, we expect COVID-19 to continue to contribute to elevated levels of mortality resulting in increased life insurance claims in the near-term. In both Retirement and Group Insurance, COVID-19 may contribute to heightened interest over time in the solutions we offer to help improve the financial wellness of individuals at the workplace; however, we expect near-term prospects to be slowed by the impact of social distancing on new business sales and the impact of employee financial hardships on utilization of workplace benefits.

U.S. Individual Solutions. In our Individual Life insurance business, we expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. In our Individual Annuities business, we expect account values and fee income will continue to be impacted by capital market movements. Across our Individual Solutions businesses, we have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. These actions included the suspension in July 2020 of our single life guaranteed universal life product in our Individual Life business, and a pivot to less rate-sensitive products in our Individual Annuities business with the decision to discontinue sales of traditional variable annuities with guaranteed living benefits effective December 31, 2020. In addition, while our distribution platforms include a suite of digital, hybrid, and in-person options, mandated social distancing has limited in-person engagement between customers and financial professionals. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term. Although our retail solutions are available to employees of our Workplace Solutions clients, we encourage employees to prioritize workplace benefits to enhance their financial wellness. We expect to offer our Individual Solutions products on the Assurance IQ platform over time in addition to the Individual Life product offering added in the second quarter of 2020.

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
International Businesses. Our International Businesses remain focused on meeting customers’ protection and financial needs and maintaining the underlying strength of our distribution channels. In the third quarter of 2020, we experienced an increase in sales in part as the significant restrictions on personal interactions that existed globally during portions of the first half of 2020 were reduced and customers, agents and third-party distributors adapted to greater use of virtual communications (see “—Results of Operations by Segment—International Insurance Division—International Insurance” for additional information). However, a reversal of the easing of COVID-19 restrictions on personal interactions may adversely impact our sales prospects in the near term. Through the third quarter of 2020, we have experienced a slightly elevated level of claims due to COVID-19 and higher expenses mostly related to supporting our captive agents which we expect will decrease over time. Going forward, we believe COVID-19 may contribute to heightened interest in protection products, particularly the death protection products that are at the core of our needs-based selling approach.

Corporate and Other Operations. In our Corporate and Other operations, if equity markets and interest rates decline through December 31, 2020, it will potentially result in higher expenses in the future associated with the Company’s pension and post retirement plans due to lower than expected returns on plan assets and increases in plan obligations.
•Results of Operations. For the three months and nine months ended September 30, 2020 we reported a net gain of $1,487 million and a net loss of $(1,193) million, respectively, as financial market conditions had a substantial effect on the reported results of our businesses. See “Results of Operations” and “Results of Operations by Segment” for a discussion of results for the third quarter and the first nine months of 2020.

•Liquidity. As of September 30, 2020, we had $6.1 billion in highly liquid assets at Prudential Financial. Since the beginning of the year, we took several steps to proactively manage liquidity, including refinancing $1.3 billion of junior subordinated debt to reduce our financing costs, entering into a $1.5 billion facility agreement with a Delaware trust to increase our alternative sources of liquidity and issuing $1.5 billion in senior debt in part to pre-fund 2020 and 2021 maturities. We suspended Common Stock repurchases beginning April 1, 2020 under our existing repurchase authorization, after repurchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. We do not intend to resume share repurchases this year as the duration and severity of the pandemic and its effect on the economy remain uncertain. We will evaluate the resumption of share repurchases as informed by the market environment and any alternative opportunities for capital deployment. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources—Liquidity” for a discussion of our liquidity.

•Capital Resources. As of September 30, 2020, all of our significant insurance subsidiaries maintained capital levels consistent with their ratings targets. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility, including as a result of credit migration and losses in our investment portfolio as discussed below. Adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources, or using available external sources of capital or seeking additional sources. See “Liquidity and Capital Resources—Capital” for a discussion of our capital resources.

•Investment Portfolio. Net unrealized gains (losses) on fixed maturity investments (excluding securities classified as trading) were a net unrealized gain of $54,811 million as of September 30, 2020, compared to a net unrealized gain of $44,891 million as of December 31, 2019. Gross unrealized gains increased from $46,206 million as of December 31, 2019 to $56,460 million as of September 30, 2020 and gross unrealized losses increased from $1,315 million to $1,649 million for the same period. The increase in gross unrealized gains was primarily due to a decrease in U.S. interest rates, while the increase in gross unrealized losses was primarily due to credit spread widening and liquidity concerns. The continued impact of COVID-19 on the global economy and corporate credit may continue to result in negative credit migration and possible losses in our investment portfolio. Due to the highly uncertain nature of these conditions, it is not possible to estimate the overall impacts at this time. The sectors most impacted by the COVID-19 crisis include energy, consumer cyclical and retail related investments (see “—General Account Investments” for additional information). During 2020, approximately 1.4% of total invested assets were modified to allow for limited forbearance. Under the terms of forbearance, the borrower is allowed to defer a portion of current year principal and/or interest payments for a short period (e.g., 6 months). These deferrals accrue additional interest and do not have a material impact on our investment value.

•Sales and Flows. See “Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•Underwriting Results. See “Segment Results of Operations” for a discussion of mortality experience in each of our segments.

In the third quarter of 2020, we estimate that COVID-19 had a net negative impact on our underwriting results reflecting unfavorable mortality impacts in our Group Insurance and Individual Life businesses partially offset by favorable mortality impacts in our Retirement business. Going forward, we estimate that our net underwriting results will be adversely impacted by approximately $70 million for every incremental 100,000 fatalities in the U.S. However, the ultimate impact on our underwriting results will depend on factors such as age, geographic location, and insured versus uninsured populations among the fatalities.

•Expenses. We expect higher expenses of approximately $155 million in 2020 from costs associated with COVID-19, including approximately $40 million incurred in the third quarter of 2020 and approximately $25 million expected in the fourth quarter of 2020. These higher expenses are primarily related to agent compensation, as well as technology and third-party vendor capabilities related to remote work functionality and protecting our employees’ health. However, we also expect cost savings associated with COVID-19 of approximately $90 million in 2020, including approximately $30 million of cost savings realized in the third quarter of 2020 and approximately $20 million expected to be realized in the fourth quarter of 2020. These cost savings are from lower travel and entertainment costs.

We have provided, and in some cases continue to provide, a number of customer accommodations in response to the COVID-19 pandemic, including extending grace periods for premium payments, expediting claim payments and withdrawal requests, waiving certain claims payment requirements, waiving certain transaction fees, waiving interest on policy loans and wiring funds at the Company’s expense.

•Risk Management. Prudential has a robust risk management framework that seeks to ensure we can fulfill our customer, regulatory, and other stakeholder obligations under a range of stress scenarios by maintaining the appropriate balance between the Company’s resources and risks. We evaluate the Company’s exposure to stress under four lenses (economic, STAT, GAAP, and liquidity).

Our risk management framework incorporates severe to very severe stresses across equities, interest rates, credit migration and defaults, currencies and pandemics. This framework includes a specific “pandemic and sell-off” scenario with a mortality calamity (1.5 extra deaths per 1,000 lives in the first year) based on a modern-day interpretation of the 1918 Spanish Flu experience that is aligned with most regulatory frameworks. The stress scenario assumes an even distribution of increased mortality across the population, while current COVID-19 mortality is sharply skewed toward older ages. As the COVID-19 event continues to unfold, we continue to update our analysis and take management actions in response to this specific event. As of September 30, 2020 the COVID-19 pandemic has not reached the most severe levels included in the Company’s stress testing.

In addition, we expect the impact of COVID-19-related claims to be moderated by the balance between our mortality exposure (such as in our individual and group life businesses) and our longevity exposure (such as in our retirement business).

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe all of our businesses can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

•CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the CARES Act, which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. See Note 8 to the Unaudited Interim Financial Statements for more information.

Other governments and regulators, including the Japan Financial Services Agency (“FSA”), the National Association of Insurance Commissioners (“NAIC”) and state insurance regulators, have implemented, or are considering, a number of actions in response to the crisis, including delaying implementation of certain regulatory changes, temporarily waiving certain regulatory requirements and requiring or requesting insurers to waive premium payments and policy provisions and exclusions for certain periods of time.

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

Impact of a Low Interest Rate Environment

As a global financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:
•investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;
•insurance reserve levels, market experience true-ups and amortization of both deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”);
•customer account values, including their impact on fee income;
•fair value of, and possible impairments on, intangible assets such as goodwill;
•product offerings, design features, crediting rates and sales mix; and
•policyholder behavior, including surrender or withdrawal activity.

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

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. have experienced a sustained period of historically low levels with certain benchmarks reaching significant lows. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, changes in interest rates may impact our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates decline, our reinvestment yield may be below our overall portfolio yield, resulting in an unfavorable impact to earnings. Conversely, as interest rates rise, our reinvestment yield may exceed the overall portfolio yield resulting in a favorable impact to earnings.

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5.7% of the fixed maturity security and commercial mortgage loan portfolios through 2021. The portion of the general account attributable to these operations has approximately $243 billion of such assets (based on net carrying value) as of September 30, 2020. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4.0% as of September 30, 2020.

Included in the $243 billion of fixed maturity securities and commercial mortgage loans are approximately $162 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $162 billion, approximately 53% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2020
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$155
Contracts with adjustable crediting rates subject to guaranteed minimums	61
Participating contracts where investment income risk ultimately accrues to contractholders	14
Total	$230

The $155 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $61 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of September 30, 2020, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.8	$1.3	$0.3	$0.0	$0.0	$2.4
1.00% - 1.99%	1.1	15.0	2.7	2.0	1.2	22.0
2.00% - 2.99%	1.3	1.0	2.0	1.1	1.2	6.6
3.00% - 4.00%	27.9	0.6	0.1	0.2	0.2	29.0
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$32.0	$17.9	$5.1	$3.3	$2.6	$60.9
Percentage of total	53%	30%	8%	5%	4%	100%
 __________
(1)Includes approximately $0.62 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $14 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 0.65% (which is reasonably consistent with recent rates) for the period from October 1, 2020 through September 30, 2021 (and credit spreads remain unchanged from average levels experienced during the third quarter 2020), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $100 million and $140 million for the period from October 1, 2020 through September 30, 2021.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of September 30, 2020
(in billions)
Insurance products with fixed and guaranteed terms	$136
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$173

The $136 billion above is primarily comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.60% and the 10-year U.S. Treasury rate is 0.65% (which is reasonably consistent with recent rates) for the period from October 1, 2020 through September 30, 2021 (and credit spreads remain unchanged from average levels experienced during the third quarter 2020), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $40 million and $80 million for the period from October 1, 2020 through September 30, 2021.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues	$15,425	$15,105	$41,004	$45,584
Benefits and expenses	13,978	13,380	42,227	41,843
Income (loss) before income taxes and equity in earnings of operating joint ventures	1,447	1,725	(1,223)	3,741
Income tax expense (benefit)	(50)	332	7	726
Income (loss) before equity in earnings of operating joint ventures	1,497	1,393	(1,230)	3,015
Equity in earnings of operating joint ventures, net of taxes	10	32	62	85
Net income (loss)	1,507	1,425	(1,168)	3,100
Less: Income attributable to noncontrolling interests	20	7	25	42
Net income (loss) attributable to Prudential Financial, Inc.	$1,487	$1,418	$(1,193)	$3,058

Three Month Comparison. The $69 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2020 compared to the third quarter of 2019 reflected the following notable items:

•$711 million favorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information);
•$382 million favorable variance reflecting a tax benefit in the current period compared to a tax expense in the prior year period; and
•$307 million favorable variance, on a pre-tax basis, from investment related activities that are primarily within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses. These favorable impacts were primarily driven by unrealized gains (losses) from fixed maturity securities designated as trading.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” was the following item:

•$1,219 million unfavorable variance, on a pre-tax basis, from realized investment gains and losses for PFI excluding the Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities discussed above (see “General Account Investments” for additional information).

Nine Month Comparison. The $4,251 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2020 compared to the first nine months of 2019 reflected the following notable items:

•$1,386 million unfavorable variance, on a pre-tax basis, from a loss in the current period from our Divested and Run-off Businesses compared to a gain in the prior year period (see “Results of Operations by Segment—Divested and Run-off Businesses” for additional information);
•$1,083 million unfavorable variance, on a pre-tax basis, from lower adjusted operating income from our business segments (see “Segment Results of Operations” for additional information);
•$1,096 million unfavorable variance, on a pre-tax basis, from realized investment gains and losses for PFI excluding Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities discussed below (see “General Account Investments” for additional information);
•$589 million unfavorable variance, on a pre-tax basis, reflecting the net impact from changes in the value of our embedded derivatives and related hedge positions associated with certain variable annuities (see “Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities—Variable Annuity Risks and Risk Mitigants” for additional information); and

•$526 million unfavorable variance, on a pre-tax basis, from investment related activities that are primarily within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses. These unfavorable impacts were primarily driven by unrealized gains (losses) from equity securities.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was the following item:

•$719 million favorable variance from a lower tax expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$370	$232	$858	$710
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	372	302	898	1,020
Group Insurance	22	90	71	224
Total U.S. Workplace Solutions division	394	392	969	1,244
U.S. Individual Solutions division:
Individual Annuities	408	459	1,030	1,393
Individual Life	101	59	17	29
Total U.S. Individual Solutions division	509	518	1,047	1,422
Assurance IQ division(1):
Assurance IQ	(30)	0	(69)	0
Total Assurance IQ division	(30)	0	(69)	0
Total U.S. Businesses	873	910	1,947	2,666
International Businesses(2)	775	721	2,162	2,364
Corporate and Other	(455)	(281)	(1,338)	(1,028)
Total segment adjusted operating income before income taxes	1,563	1,582	3,629	4,712
Reconciling items:
Realized investment gains (losses), net, and related adjustments(3)	223	331	(2,746)	(882)
Charges related to realized investment gains (losses), net(4)	(70)	(92)	(353)	(149)
Market experience updates(5)	(134)	(314)	(1,016)	(515)
Divested and Run-off Businesses(6):
Closed Block division	8	45	(15)	5
Other Divested and Run-off Businesses(2)	(132)	207	(725)	641
Other adjustments(7)	(12)	0	65	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(8)	1	(34)	(62)	(71)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,447	$1,725	$(1,223)	$3,741
__________
(1)Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(2)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
(3)Represents “Realized investment gains (losses), net,” and related adjustments. See “—General Account Investments” and Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information. Prior period amounts have been updated to conform to current period presentation.
(4)Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(5)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.
(6)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses.”
(7)Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

(8)Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on an after-tax U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on a U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.

Segment results for the period presented above reflect the following:

PGIM. Results for both the third quarter of 2020 and the first nine months of 2020 increased in comparison to the prior year periods, primarily reflecting increases in asset management fees and other related revenues, partially offset by higher expenses.

Retirement. Results for the third quarter of 2020 increased in comparison to the prior year period, primarily reflecting higher net investment spread results and higher reserve gains. Results for the first nine months of 2020 decreased in comparison to the prior year period, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased compared to the prior year period, primarily driven by higher reserve gains, partially offset by lower net investment spread results.

Group Insurance. Results for the third quarter of 2020 decreased in comparison to the prior year period, primarily reflecting lower underwriting results in our group life business, partially offset by higher underwriting results in our group disability business. Results for the first nine months of 2020 decreased in comparison to the prior year period, primarily reflecting lower underwriting results in our group life business and lower net investment spread results.

Individual Annuities. Results for the third quarter of 2020 decreased in comparison to the prior year period, primarily driven by lower fee income, net of distribution expenses and other associated costs, partially offset by higher net investment spread results. Results for the first nine months of 2020 decreased in comparison to the prior year period, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased primarily driven by lower fee income, net of distribution expenses and other associated costs.

Individual Life. Results for the third quarter of 2020 increased in comparison to the prior year period, primarily reflecting higher net investment spread results and lower expenses. Results for the first nine months of 2020 decreased in comparison to the prior year period, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased primarily reflecting lower underwriting results, lower net investment spread results, and the absence of a favorable impact from changes in market conditions on estimates of profitability in the prior year period (which beginning with the second quarter of 2019 is excluded from adjusted operating income). These decreases were partially offset by lower expenses.

Assurance IQ. The acquisition of Assurance IQ was completed in October 2019. Results for both the third quarter and the first nine months of 2020 include revenues, net of marketing and distribution expenses, operating expenses and amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information).

International Businesses. Results for the third quarter of 2020 increased in comparison to the prior year period, inclusive of a favorable net impact from foreign currency exchange rates, primarily reflecting lower expenses and favorable underwriting results including business growth, partially offset by lower earnings from our joint venture investments and lower net investment spread results. Results for the first nine months of 2020 decreased in comparison to the prior year periods, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased driven by lower net investment spread results and lower earnings from our joint venture investments, partially offset by favorable underwriting results including business growth.

Corporate and Other. Results for both the third quarter and the first nine months of 2020 reflected increased losses in comparison to the prior year periods, primarily reflecting higher net charges from other corporate activities, lower investment income and higher interest expense on debt. The results for the third quarter reflected lower income from pension and employee benefit plans, while the results for the first nine months of 2020 reflected higher income from pension and employee benefit plans.

Closed Block Division. Results for both the third quarter and the first nine months of 2020 decreased in comparison to the prior year periods, primarily driven by a decrease in the policyholder dividend obligation as a result of lower net investment activity results.

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

In order to reduce earnings volatility from foreign currency exchange rate movements, we enter into forward currency derivative contracts to effectively fix the currency exchange rates for a portion of our prospective non-USD-denominated earnings streams. This forward currency hedging program is primarily associated with our insurance operation in Japan.

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

	September 30, 2020	December 31, 2019
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.4	$0.6
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	10.4	13.1
Dual currency and synthetic dual currency investments(2)	0.6	0.6
Total USD-equivalent equity foreign currency hedging instruments	11.0	13.7
Total foreign currency hedges	$11.4	$14.3
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $64.2 billion and $57.8 billion as of September 30, 2020 and December 31, 2019, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
(2)Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and USD-denominated interest income. The amounts shown represent the present value of future USD-denominated cash flows.

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

For International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s expected USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the nine months ended September 30, 2020, approximately 5% of the segment’s earnings were yen-based and, as of September 30, 2020, we have hedged 100%, 97% and 61% of expected yen-based earnings for 2020, 2021 and 2022, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Businesses’ results for 2020 and 2019 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 104 and 105 yen per USD, respectively. We expect our 2021 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 103 yen per USD. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses(3)	$15	$6	$46	$32
PGIM	(3)	1	(1)	4
Impact of intercompany arrangements(1)	12	7	45	36
Corporate and Other:
Impact of intercompany arrangements(1)(3)	(12)	(7)	(45)	(36)
Settlement gains (losses) on forward currency contracts(2)(3)	15	14	57	43
Net benefit (detriment) to Corporate and Other	3	7	12	7
Net impact on consolidated revenues and adjusted operating income	$15	$14	$57	$43
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of September 30, 2020 and 2019, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $1.0 billion and $1.6 billion, respectively, of which $0.4 billion and $0.8 billion, respectively, were related to our Japanese insurance operations. Prior period total notional amount of these forward currency contracts has been updated to conform to current period presentation.
(3)Excludes impacts related to POK. Prior period amounts have been updated to conform to current period presentation. Effective second quarter of 2020, the intercompany arrangement for the Korean won between our International Businesses and Corporate and Other operations was terminated and the related hedges were repurposed in relation to the anticipated sale of POK. Effective second quarter of 2020, Korean won-denominated earnings for 2020 and 2019 that were translated at fixed currency exchange rates of 1,090 and 1,110 Korean won per USD, respectively, are excluded from the International Businesses and are included in the Divested and Run-off Businesses included in Corporate and Other. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

In 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.4 billion and $2.7 billion as of September 30, 2020 and December 31, 2019, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 3% of the $2.4 billion balance as of September 30, 2020 will be recognized throughout the remainder of 2020, approximately 13% will be recognized in 2021, and the remaining balance will be recognized from 2022 through 2051.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•DAC, deferred sales inducements (“DSI”) and VOBA;
•Policyholder liabilities;
•Goodwill;
•Valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”);
•Pension and other postretirement benefits;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2020, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.5% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 3.9% near-term mean reversion equity expected rate of return.

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

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating results(1):
Revenues	$1,066	$855	$2,801	$2,651
Expenses	696	623	1,943	1,941
Adjusted operating income	370	232	858	710
Realized investment gains (losses), net, and related adjustments	(2)	0	1	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	15	(7)	(27)	28
Income (loss) before income taxes and equity in earnings of operating joint ventures	$383	$225	$832	$739
 __________
(1)Certain of PGIM’s investment activities are based in currencies other than the U.S. dollar and are therefore subject to foreign currency exchange rate risk. The financial results of PGIM include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on PGIM’s U.S. dollar-equivalent earnings. For more information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.
Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $138 million, primarily reflecting an increase in asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation and fixed income inflows. The increase also reflected an increase in other related revenues, net of related expenses, primarily due to higher co- and seed investment results driven by strong underlying investment performance, higher commercial mortgage origination revenue driven by higher loan production and profitability, and higher net performance-based incentive fees. These increases were partially offset by a decrease in service, distribution and other revenues primarily reflecting the absence of fees in the current year period related to the Wells Fargo agreement (see the “Revenues by type” table in “—Revenues and Expenses,” below).

Nine Month Comparison. Adjusted operating income increased $148 million, primarily reflecting an increase in asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation and fixed income inflows. The increase also reflected an increase in other related revenues, net of related expenses, primarily due to higher co- and seed investment results driven by strong underlying investment performance and higher commercial mortgage origination revenue driven by higher loan production and profitability. These increases were partially offset by a decrease in service, distribution and other revenues primarily reflecting the absence of fees in the current year period related to the Wells Fargo agreement.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$345	$323	$998	$954
Retail customers(1)	262	223	718	652
General account	143	130	417	385
Total asset management fees	750	676	2,133	1,991
Other related revenues by source:
Incentive fees	43	10	78	108
Transaction fees	5	5	13	17
Co- and seed investments	50	3	87	57
Commercial mortgage(2)	67	32	126	83
Total other related revenues	165	50	304	265
Service, distribution and other revenues(3)	151	129	364	395
Total revenues	$1,066	$855	$2,801	$2,651
__________
(1)Consists of fees from: individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Revenues from fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(2)Includes mortgage origination revenues from our commercial mortgage origination and servicing business.
(3)Prior period amount includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extended for ten years from the Wachovia Securities joint venture termination date of December 31, 2009 to December 31, 2019. The revenue from Wells Fargo under this agreement was $15 million for the three months ended September 30, 2019 and $45 million for the nine months ended September 30, 2019.

Three Month Comparison. Revenues increased $211 million. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation and fixed income inflows. Other related revenues increased primarily reflecting higher co- and seed investment results driven by strong underlying investment performance, higher commercial mortgage origination revenue driven by higher loan production and profitability, and higher performance-based incentive fees. Service, distribution and other revenues increased primarily reflecting higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds), partially offset by the absence of fees in the current year period related to the Wells Fargo agreement.

Expenses increased $73 million. Expenses for service, distribution and other revenues increased primarily driven by higher revenues associated with certain consolidated funds as discussed above. Also contributing to the increase were higher variable expenses associated with an increase in performance-based incentive fee revenues as well as higher overall segment earnings, and higher expenses due to certain long-term employee compensation plans tied to performance factors. Partially offsetting these increases were lower expenses driven by a decrease in travel and entertainment due to COVID-19.

Nine Month Comparison. Revenues increased $150 million. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation and fixed income inflows. Other related revenues increased primarily reflecting higher co- and seed investment results driven by strong underlying investment performance and higher commercial mortgage origination revenue driven by higher loan production and profitability, partially offset by lower performance-based incentive fees. Service, distribution and other revenues decreased primarily reflecting the absence of fees in the current year period related to the Wells Fargo agreement.

Expenses increased $2 million. Higher variable expenses reflecting higher overall segment earnings, which were largely offset by lower expenses associated with lower performance-based incentive fee revenues, and a decrease in travel and entertainment due to COVID-19.

Assets Under Management

The following table sets forth assets under management by asset class and source as of the dates indicated.

	September 30, 2020	December 31, 2019	September 30, 2019
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers:
Public equity	$53.5	$57.1	$52.9
Public fixed income	458.4	418.6	410.5
Real estate	48.8	49.1	48.4
Private credit and other alternatives	25.0	23.5	23.8
Multi-asset	5.3	4.5	4.2
Institutional customers(2)	591.0	552.8	539.8
Retail customers:
Public equity	121.3	104.2	100.0
Public fixed income	163.5	138.7	130.0
Real estate	1.8	2.0	1.9
Private credit and other alternatives	0.6	0.5	0.5
Multi-asset	55.8	60.2	58.9
Retail customers(3)	343.0	305.6	291.3
General account:
Public equity	4.2	4.4	4.2
Public fixed income	359.1	328.6	333.2
Real estate	68.1	66.0	64.7
Private credit and other alternatives	77.7	73.5	72.5
Multi-asset	0.0	0.1	0.1
General account	509.1	472.6	474.7
Total PGIM assets under management(4)	$1,443.1	$1,331.0	$1,305.8

Assets under management within other reporting segments(4)(5)	$205.0	$219.9	$213.0
Total PFI assets under management	$1,648.1	$1,550.9	$1,518.8
__________
(1)Prior period amounts have been updated to conform to current period presentation. “Public equity” represents stock ownership interest in a corporation or partnership (excluding hedge funds) or real estate investment trust. “Public fixed income” represents debt instruments that pay interest and usually have a maturity (excluding mortgages). “Real estate” includes direct real estate equity and real estate mortgages. “Private credit and other alternatives” includes private credit, private equity, hedge funds, agricultural debt and equity and other alternative strategies. “Multi-asset” includes funds or products that invest in more than one asset class balancing equity and fixed income funds and target date funds.
(2)Consists of third-party institutional assets and group insurance contracts.
(3)Consists of individual mutual funds and variable annuities and variable life insurance separate account assets; funds invested in proprietary mutual funds through our defined contribution plan products; and third-party sub-advisory relationships. Fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance are included in the general account.
(4)Effective first quarter of 2020, certain assets have been reclassified from the U.S. Individual Solutions division to PGIM.
(5)Primarily include certain assets related to annuity and variable life products in our U.S. Individual Solutions division, retirement and group life products in our U.S. Workplace Solutions division and certain general account assets of our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or our Chief Investment Officer Organization.

PGIM’s assets under management increased $137 billion and $112 billion in comparison to the prior year quarter and prior year end, respectively, reflecting market appreciation and public fixed income inflows, partially offset by public equity outflows.

The following table sets forth the component changes in PGIM’s assets under management by asset source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020
	(in billions)
Institutional Customers:
Beginning assets under management	$571.2	$534.9	$552.8	$493.5	$539.8
Net additions (withdrawals), excluding money market activity:
Third-party	2.0	(2.2)	0.5	(7.2)	1.2
Third-party via affiliates(1)	0.1	(0.4)	(1.0)	0.1	(0.9)
Total	2.1	(2.6)	(0.5)	(7.1)	0.3
Market appreciation (depreciation)(2)	17.0	10.0	29.8	50.9	41.2
Other increases (decreases)(3)	0.7	(2.5)	8.9	2.5	9.7
Ending assets under management	591.0	539.8	591.0	539.8	591.0
Retail Customers(4):
Beginning assets under management	320.2	287.9	305.6	260.2	291.3
Net additions (withdrawals), excluding money market activity:
Third-party	5.3	3.0	13.4	4.5	14.6
Third-party via affiliates(1)	(3.7)	(1.4)	(6.8)	(8.2)	(8.8)
Total	1.6	1.6	6.6	(3.7)	5.8
Market appreciation (depreciation)(2)	21.0	2.0	30.4	34.9	44.9
Other increases (decreases)(3)	0.2	(0.2)	0.4	(0.1)	1.0
Ending assets under management	343.0	291.3	343.0	291.3	343.0
General Account:
Beginning assets under management	503.1	459.8	472.6	427.8	474.7
Net additions (withdrawals), excluding money market activity:
Third-party	0.0	0.0	0.0	0.0	0.0
Affiliated	2.1	(0.4)	2.9	1.2	7.8
Total	2.1	(0.4)	2.9	1.2	7.8
Market appreciation (depreciation)(2)	5.0	10.6	22.4	39.0	20.3
Other increases (decreases)(3)	(1.1)	4.7	11.2	6.7	6.3
Ending assets under management	509.1	474.7	509.1	474.7	509.1
Total assets under management(4)	$1,443.1	$1,305.8	$1,443.1	$1,305.8	$1,443.1
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Includes the effect of foreign exchange rate changes, net money market activity and the impact of acquired business. The impact from foreign currency fluctuations, which primarily impact the general account, resulted in a gain of $3.4 billion and a loss of $0.5 billion for the three months ended September 30, 2020 and 2019, respectively, and a gain of $2.7 billion and $0.2 billion for the nine months ended September 30, 2020 and 2019, respectively; and a gain of $3.0 billion for the twelve months ended September 30, 2020.
(4)Prior period amounts have been updated to conform to current period presentation.

Co- and Seed Investments

The following table sets forth PGIM’s co- and seed investments at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	September 30, 2020	December 31, 2019
	(in millions)
Co-Investments(1):
Public fixed income	$467	$462
Real estate	154	228
Private credit and other alternatives	22	19
Seed Investments(1):
Public equity	717	671
Public fixed income	349	325
Real estate	32	34
Private credit and other alternatives	74	59
Multi-asset	65	74
Total	$1,880	$1,872
__________
(1)Prior period amounts have been updated to conform to current period presentation. For more information, see the “Assets Under Management” table above.

The increase of $8 million in co- and seed investments was primarily driven by strong equity and fixed income seed investment performance, partially offset by a significant liquidation of a real estate co-investment.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30, 2020
	2020	2019	2020	2019
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	$372	$302	$898	$1,020
Group Insurance	22	90	71	224
Total U.S. Workplace Solutions division	394	392	969	1,244
U.S. Individual Solutions division:
Individual Annuities	408	459	1,030	1,393
Individual Life	101	59	17	29
Total U.S. Individual Solutions division	509	518	1,047	1,422
Assurance IQ division(1):
Assurance IQ	(30)	0	(69)	0
Total Assurance IQ division	(30)	0	(69)	0
Total U.S. Businesses	873	910	1,947	2,666
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(2)	571	(40)	(1,857)	(1,811)
Charges related to realized investment gains (losses), net	(63)	(123)	(328)	(90)
Market experience updates(3)	(130)	(306)	(974)	(476)
Other adjustments(4)	(12)	0	65	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	0	2	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,240	$441	$(1,145)	$290
________
(1)Assurance IQ was acquired by the Company in October 2019. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(2)Prior period amounts have been updated to conform to current period presentation.

(3)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.
(4)Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Three Month Comparison. Adjusted operating income for our U.S. Businesses decreased by $37 million primarily due to:

•Lower fee income, net of distribution expenses and other associated costs, in our Individual Annuities business; and

•Lower underwriting results primarily driven by COVID-19 related net mortality experience.

•Partially offsetting these decreases were higher net investment spread results driven by higher income on non-coupon investments.

Nine Month Comparison. Adjusted operating income for our U.S. Businesses decreased by $719 million primarily due to:

•Lower fee income, net of distribution expenses and other associated costs, in our Individual Annuities business;

•Lower net investment spread results driven by lower income on non-coupon investments;

•An unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements; and

•Lower underwriting results primarily driven by COVID-19 related net mortality experience.

•Partially offsetting these decreases were lower expenses, including those associated with cost savings initiatives.

U.S. Businesses—U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating results:
Revenues	$2,690	$2,261	$8,119	$8,486
Benefits and expenses	2,318	1,959	7,221	7,466
Adjusted operating income	372	302	898	1,020
Realized investment gains (losses), net, and related adjustments(1)	98	200	93	368
Charges related to realized investment gains (losses), net	6	(10)	(5)	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	0	2	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$477	$492	$988	$1,390
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $70 million, primarily driven by higher net investment spread results and higher reserve gains. The increase in net investment spread results primarily reflected higher income on non-coupon investments and the impact of lower crediting rates, partially offset by lower reinvestment yields. The higher contribution from reserve experience was primarily driven by COVID-19 related mortality gains.

Nine Month Comparison. Adjusted operating income decreased $122 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 included a net charge of

$22 million from these updates primarily driven by an increase in expected benefit payments, while results for 2019 included a net benefit of $154 million from these updates, primarily driven by a reduction in expected benefit payments. Excluding this item, adjusted operating income increased $54 million, primarily driven by higher reserve gains, partially offset by lower net investment spread results. The higher contribution from reserve experience was primarily driven by COVID-19 related mortality gains. The decrease in net investment spread results primarily reflected lower income on non-coupon investments and lower reinvestment yields, partially offset by the impact of lower crediting rates.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $429 million. This increase primarily reflected higher pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below. This increase also reflected higher net investment income, primarily driven by higher income on non-coupon investments, partially offset by lower reinvestment yields.

Benefits and expenses increased $359 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the increase in pension risk transfer premiums discussed above, partially offset by more favorable reserve experience primarily driven by COVID-19 related mortality gains.

Nine Month Comparison. Revenues decreased $367 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $373 million. This decrease primarily reflected lower pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below. This decrease also reflected lower net investment income, primarily reflecting lower income on non-coupon investments and lower reinvestment yields.

Benefits and expenses decreased $245 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $427 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in pension risk transfer premiums discussed above, as well as more favorable reserve experience primarily driven by COVID-19 related mortality gains.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020
	(in millions)
Full Service:
Beginning total account value	$266,433	$262,133	$272,448	$231,669	$259,946
Deposits and sales	14,705	7,458	29,112	28,072	37,434
Withdrawals and benefits	(9,465)	(10,758)	(25,173)	(27,122)	(33,757)
Change in market value, interest credited and interest income and other activity	13,337	1,113	8,623	27,327	21,387
Ending total account value	$285,010	$259,946	$285,010	$259,946	$285,010
Institutional Investment Products:
Beginning total account value	$231,142	$215,978	$227,596	$200,759	$217,580
Additions(1)	2,780	5,235	14,218	22,526	22,793
Withdrawals and benefits	(4,189)	(4,626)	(13,226)	(12,436)	(17,533)
Change in market value, interest credited and interest income	1,944	2,406	7,379	7,876	8,592
Other(2)	3,019	(1,413)	(1,271)	(1,145)	3,264
Ending total account value	$234,696	$217,580	$234,696	$217,580	$234,696
__________
(1)Additions primarily include: group annuities calculated based on premiums received; funding agreements issued; unfunded longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended September 30, 2020 and 2019, “Other” activity also includes $869 million in receipts offset by $831 million in payments and $1,418 million in receipts offset by $1,024 million in payments, respectively, and for the nine months ended September 30, 2020 and 2019, includes $6,235 million in receipts offset by $6,107 million in payments and $2,822 million in receipts offset by $2,218 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in Full Service account values for the three months, nine months and twelve months ended September 30, 2020 primarily reflected favorable changes in the market value of customer funds and net deposits and sales.

Institutional Investment Products account values for the three months ended September 30, 2020 reflected an increase in other activity, primarily driven by the positive impacts of foreign exchange rate changes, and a favorable change in the market value of account assets, partially offset by net withdrawals driven by pension risk transfer activity. Account values for the nine months ended September 30, 2020 reflected a favorable change in the market value of account assets and net additions driven by collateralized funding agreements and investment-only stable value accounts, which were partially offset by pension risk transfer activity. Account values for the twelve months ended September 30, 2020 reflected a favorable change in the market value of account values, net additions driven by collateralized funding agreements, pension risk transfer activity and investment-only stable value accounts, and an increase in other activity primarily driven by the positive impacts of foreign exchange rate changes.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Operating results:
Revenues	$1,457	$1,438	$4,352	$4,340
Benefits and expenses	1,435	1,348	4,281	4,116
Adjusted operating income	22	90	71	224
Realized investment gains (losses), net, and related adjustments	4	0	75	9
Income (loss) before income taxes and equity in earnings of operating joint ventures	$26	$90	$146	$233
Benefits ratio(1)(4):
Group life(2)	93.9%	84.7%	91.8%	88.0%
Group disability(2)	73.5%	79.4%	74.5%	73.1%
Total Group Insurance(2)	89.4%	83.5%	88.0%	84.7%
Administrative operating expense ratio(3)(4):
Group life	12.2%	13.1%	12.1%	12.3%
Group disability	25.2%	22.0%	25.4%	24.3%
Total Group Insurance	15.1%	15.2%	15.0%	14.9%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios for the nine months ended September 30, 2020 and 2019 reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 91.9%, 75.0% and 88.2% for the nine months ended September 30, 2020, respectively, and 87.4%, 76.2% and 85.0% for the nine months ended September 30, 2019, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefit and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $68 million, primarily reflecting lower underwriting results in our group life business driven by unfavorable claim experience mostly due to COVID-19 impacts on non-experience-rated contracts, partially offset by more favorable underwriting results in our group disability business driven by a favorable impact from claim experience on long-term disability products.

Nine Month Comparison. Adjusted operating income decreased $153 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for both 2020 and 2019 included a net benefit from this update of $11 million and $9 million, respectively. Excluding this item, adjusted operating income decreased $155 million, primarily reflecting lower underwriting results in our group life business driven by unfavorable claim experience mostly due to COVID-19 impacts on non-experience-rated contracts. The decrease also reflected lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $19 million. The increase primarily reflected higher premiums and policy charges and fee income driven by growth in our group life business, partially offset by lower net investment income driven by lower income on non-coupon investments, with partial offsets in interest credited to policyholder account balances, as discussed below.

Benefits and expenses increased $87 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, including increases in our group life business mostly due to COVID-19 impacts, partially offset by decreases in our group disability business driven by a favorable impact from claim experience on long-term disability products. The increase was also partially offset by lower interest credited to policyholder account balances, with partial offsets in net investment income, as discussed above.

Nine Month Comparison. Revenues increased $12 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $19 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments, with partial offsets in interest credited to policyholder account balances, as discussed below. Partially offsetting the decrease were higher premiums and policy charges and fee income driven by growth in our group life business.

Benefits and expenses increased $165 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $136 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, including increases in our group life business mostly due to COVID-19 impacts. The increase was partially offset by lower interest credited to policyholder account balances, with partial offsets in net investment income, as discussed above.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Annualized new business premiums(1):
Group life	$46	$42	$227	$233
Group disability	17	18	143	153
Total	$63	$60	$370	$386
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2020 increased $3 million compared to the prior year period, driven by higher sales in our group life business. Total annualized new business premiums for the nine months ended September 30, 2020 decreased $16 million compared to the prior year period, driven by lower sales in our group life and group disability businesses. Sales levels reflect pricing competitiveness and reduced levels of client case movement within the large market.

U.S. Businesses—U.S. Individual Solutions Division

Individual Annuities

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating results:
Revenues	$1,148	$1,251	$3,249	$3,774
Benefits and expenses	740	792	2,219	2,381
Adjusted operating income	408	459	1,030	1,393
Realized investment gains (losses), net, and related adjustments	518	(408)	(2,525)	(2,633)
Charges related to realized investment gains (losses), net	(166)	(84)	(67)	106
Market experience updates(1)	(58)	(120)	(686)	(130)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$702	$(153)	$(2,248)	$(1,264)
________
(1)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $51 million primarily driven by lower fee income, net of distribution expenses and other associated costs, due to unfavorable impacts from our living benefit guarantees, certain products reaching contractual milestones for fee tier reduction, and lower average separate account values. This decrease was partially offset by higher net investment spread results primarily reflecting a higher level of invested assets net of lower reinvestment yields.

Nine Month Comparison. Adjusted operating income decreased $363 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 included a $136 million net charge from these updates primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Results for 2019 included a $12 million net charge from these updates. Excluding this item, adjusted operating income decreased $239 million primarily driven by lower fee income, net of distribution expenses and other associated costs, due to unfavorable impacts from our living benefit guarantees, certain products reaching contractual milestones for fee tier reduction, and lower average account values.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $103 million primarily driven by lower policy charges and fee income reflecting unfavorable impacts from our living benefit guarantees resulting from declining interest rates, certain products reaching contractual milestones for fee tier reduction, and lower average separate account values resulting from net outflows which were partially offset by market appreciation. Also contributing to the decrease were lower premiums resulting from a decrease in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below. These decreases were partially offset by higher asset management and services fees and other income related to lower capital hedge costs.

Benefits and expenses decreased $52 million primarily driven by lower interest expense on collateral amounts related to investment activities, and lower policyholders’ benefits, including changes in reserves, due to lower reserve provisions resulting from a decrease in single premium immediate annuity sales, with offsets in premiums, as discussed above.

Nine Month Comparison. Revenues decreased $525 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $393 million. The decrease was primarily driven by lower policy charges and fee income reflecting unfavorable impacts from our living benefit guarantees resulting from declining interest rates, certain products reaching contractual milestones for fee tier reductions, and lower average account values resulting from net outflows which were partially offset by market appreciation. Also contributing to the decrease were lower premiums resulting from a decrease in single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below. These decreases were partially offset by higher asset management and services fees and other income as a result of lower capital hedge costs.

Benefits and expenses decreased $162 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $154 million primarily driven by lower policyholders’ benefits, including changes in reserves, due to lower reserve provisions resulting from a decrease in single premium immediate annuity sales, with offsets in premiums, as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$159,276	$165,313	$169,681	$151,080	$164,698
Sales	1,562	2,657	4,835	7,639	6,916
Full surrenders and death benefits	(1,811)	(2,568)	(5,740)	(6,905)	(8,209)
Sales, net of full surrenders and death benefits	(249)	89	(905)	734	(1,293)
Partial withdrawals and other benefit payments	(1,205)	(1,229)	(3,750)	(3,694)	(5,219)
Net flows	(1,454)	(1,140)	(4,655)	(2,960)	(6,512)
Change in market value, interest credited and other activity	7,270	1,448	1,806	19,310	9,569
Policy charges	(894)	(923)	(2,634)	(2,732)	(3,557)
Ending total account value	$164,198	$164,698	$164,198	$164,698	$164,198
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $158.6 billion and $160.1 billion as of September 30, 2020 and 2019, respectively. Fixed annuity account values were $5.6 billion and $4.6 billion as of September 30, 2020 and 2019, respectively.

The decrease in sales, net of full surrenders and death benefits, for both the three and nine months ended September 30, 2020 in comparison to the prior year periods, reflects lower gross sales driven by benefit rate reductions and pricing actions in response to capital market pressures, and lower full surrenders driven by general uncertainty around COVID-19 as well as recent market volatility.

The slight decrease in account values for the twelve months ended September 30, 2020 was driven by net outflows and policy charges on contractholder accounts, largely offset by market value appreciation.

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

	September 30, 2020	December 31, 2019
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables(1)	$22,881	$12,612
NPR adjustment, net of reinsurance recoverables(1)	5,941	3,522
Subtotal	28,822	16,134
Adjustments including risk margins and valuation methodology differences	(7,406)	(4,385)
Economic liability managed through the ALM strategy	$21,416	$11,749
________
(1)Prior period amounts have been updated to conform to current period presentation.

As of September 30, 2020, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

iii. Capital Hedge Program:

We employ a capital hedge program to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. The changes in value of these derivatives have historically been recognized in adjusted operating income over the expected duration of the capital hedge program. Beginning with the second quarter of 2020, changes in value of these derivatives are excluded from adjusted operating income which the Company believes enhances the understanding of underlying performance trends.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Results excluded from adjusted operating income(2)	(in millions)(1)
Change in value of U.S. GAAP liability, pre-NPR(3)	$3,852	$(4,451)	$(11,219)	$(6,716)
Change in the NPR adjustment	(597)	1,197	2,420	324
Change in fair value of hedge assets, excluding capital hedges(4)	(2,391)	2,756	6,214	4,021
Change in fair value of capital hedges(5)	(360)	(15)	(113)	(647)
Other	14	105	173	385
Realized investment gains (losses), net, and related adjustments	518	(408)	(2,525)	(2,633)
Market experience updates(6)	(58)	(120)	(686)	(130)
Charges related to realized investment gains (losses), net	(166)	(84)	(67)	106
Total results excluded from adjusted operating income(7)	$294	$(612)	$(3,278)	$(2,657)
__________
(1)Positive amount represents income; negative amount represents a loss.
(2)Includes the impact of annual reviews and update of assumptions and other refinements.
(3)Represents the change in the liability (excluding NPR) for our variable annuities living benefit guarantees which is measured utilizing a valuation methodology that is required under U.S. GAAP. This liability includes such items as risk margins which are required by U.S. GAAP but not included in our best estimate of the liability.
(4)Represents the change in fair value of the derivatives utilized to hedge potential claims associated with our variable annuity living benefit guarantees.
(5)Represents the changes in fair value of equity derivatives of the capital hedge program intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets.
(6)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019.
(7)Excludes amounts from the changes in fair value of fixed income instruments recorded in OCI (versus net income): a loss of $33 million and gain of $587 million for the three months ended September 30, 2020 and 2019, respectively; and a gain of $1,668 million and $1,237 million for the nine months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, the gain of $294 million primarily reflected favorable living benefit results. These results were driven by a favorable impact related to the portions of the U.S. GAAP liability before NPR (excluded from our hedge target) driven by tightening of credit spreads and favorable equity market performance, and gains from duration management swaps associated with the living benefit results. These gains were partially offset by an unfavorable NPR adjustment, losses associated with our capital hedge program, and unfavorable hedge breakage driven by credit spreads tightening. These net gains were partially offset by a charge related to the amortization of DAC and other costs.
For the nine months ended September 30, 2020, the loss of $3,278 million primarily reflected unfavorable living benefit results. These results were driven by an unfavorable impact related to the portions of the U.S. GAAP liability before NPR (excluded from our hedge target) driven by declining interest rates, widening of credit spreads, and unfavorable equity market performance. Also contributing to the results were unfavorable hedge breakage driven by equity market volatility partially offset by credit spreads widening, and losses from duration management swaps associated with the living benefit results. Partially offsetting these losses was a favorable NPR adjustment. A charge related to the amortization of DAC and other costs also contributed to the results.

For the three months ended September 30, 2019, the loss of $612 million primarily reflected unfavorable living benefit results. These results were driven by an unfavorable impact related to the portions of the U.S. GAAP liability before NPR (excluded from our hedge target) driven by declining interest rates and widening of credit spreads, and losses from duration management swaps associated with the living benefit results. Partially offsetting these losses was a favorable NPR adjustment. A charge related to the amortization of DAC and other costs also contributed to the results.
For the nine months ended September 30, 2019, the loss of $2,657 million primarily reflected unfavorable living benefit results. These results were driven by an unfavorable impact related to the portions of the U.S. GAAP liability before NPR (excluded from our hedge target) driven by declining interest rates partially offset by favorable equity market performance, losses from duration management swaps associated with the living benefit results, and losses associated with our capital hedge program. Partial offsets to these losses were a favorable NPR adjustment. These net losses were partially offset by a benefit related to the amortization of DAC and other costs.
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

	September 30, 2020		December 31, 2019		September 30, 2019
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$104,815	66%	$111,535	68%	$108,457	68%
ALM strategy only(3)	6,955	4%	7,703	5%	7,586	5%
Automatic rebalancing only	634	1%	732	1%	747	1%
External reinsurance(4)	2,944	2%	3,150	2%	3,055	2%
PDI	17,888	11%	16,296	9%	15,624	9%
Other products	2,306	1%	2,457	1%	2,396	1%
Total living benefit/GMDB features	$135,542		$141,873		$137,865
GMDB features and other(5)	23,104	15%	23,055	14%	22,265	14%
Total variable annuity account value	$158,646		$164,928		$160,130
__________
(1)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(2)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(3)Excludes PDI which is presented separately within this table.
(4)Represents contracts subject to a reinsurance transaction with an external counterparty covering certain new Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.
(5)Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating results:
Revenues	$1,609	$1,529	$4,702	$4,519
Benefits and expenses	1,508	1,470	4,685	4,490
Adjusted operating income	101	59	17	29
Realized investment gains (losses), net, and related adjustments	(49)	168	500	445
Charges related to realized investment gains (losses), net	97	(29)	(256)	(197)
Market experience updates(1)	(72)	(186)	(288)	(346)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$77	$12	$(27)	$(69)

__________
(1)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

    Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $42 million, primarily reflecting higher net investment spread results, driven by higher income on non-coupon investments, and lower expenses from cost savings initiatives.

Nine Month Comparison. Adjusted operating income decreased $12 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 included a $92 million net charge from these updates, mainly driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Results for 2019 included a $208 million net charge from these updates, mainly driven by unfavorable impacts related to mortality assumptions. Excluding this item, adjusted operating income decreased $128 million, primarily reflecting lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, and the absence of a favorable impact from changes in market conditions on estimates of profitability in the prior year period, which beginning with the second quarter of 2019 is excluded from adjusted operating income. Also contributing to the decrease were lower net investment spread results driven by lower income on non-coupon investments and lower investment yields, partially offset by business growth. These decreases were partially offset by lower expenses from cost savings initiatives.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $80 million. This increase was primarily driven by higher policy charges and fee income driven by business growth, and higher net investment income due to higher average invested assets resulting from business growth and higher income on non-coupon investments, partially offset by lower investment yields.

Benefits and expenses increased $38 million. This increase was primarily driven by higher policyholders’ benefits, including changes in reserves, due to business growth. The increase was partially offset by lower general and administrative expenses, net of capitalization, reflecting lower expenses, as discussed above.

Nine Month Comparison. Revenues increased $183 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $112 million. This increase was primarily driven by higher policy charges and fee income driven by business growth, and higher net investment income due to higher average invested assets resulting from business growth, partially offset by lower income on non-coupon investments and lower investment yields.

Benefits and expenses increased $195 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $240 million. This increase reflected higher policyholders’ benefits, including changes in reserves, driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, as well as higher interest credited to account balances driven by business growth. Also contributing to the increase was the absence of a favorable impact from changes in market conditions on estimates of profitability in the prior year period, as discussed above. The increase also reflected higher general and administrative expenses, net of capitalization, reflecting increased VOBA amortization, partially offset by lower other expenses, as discussed above.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$6	$28	$34	$7	$42	$49
Guaranteed Universal Life(1)	1	19	20	2	22	24
Other Universal Life(1)	3	17	20	9	26	35
Variable Life	22	76	98	20	47	67
Total	$32	$140	$172	$38	$137	$175

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$19	$95	$114	$21	$132	$153
Guaranteed Universal Life(1)	4	79	83	6	63	69
Other Universal Life(1)	15	58	73	29	84	113
Variable Life	64	209	273	55	129	184
Total	$102	$441	$543	$111	$408	$519
__________
(1)Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 5% and 4% of Guaranteed Universal Life and 2% and 8% of Other Universal Life annualized new business premiums for the three months ended September 30, 2020 and 2019, respectively, and approximately 9% and 6% of Guaranteed Universal Life and 7% and 13% of Other Universal Life annualized new business premiums for the nine months ended September 30, 2020 and 2019, respectively. Prior period percentages have been updated to conform to current period presentation.

Total annualized new business premiums for the third quarter of 2020 decreased $3 million compared to the prior year period, primarily driven by lower sales of term life products due to pricing actions and lower sales of other universal life products due to the absence of large case activity in the third quarter of 2020. The decrease was partially offset by higher sales of variable life products as a result of product design and pricing actions. Total annualized new business premiums for the first nine months of 2020 increased $24 million compared to the prior year period, primarily driven by higher sales of variable life products, as discussed above, and higher sales of guaranteed universal life products. The increase was partially offset by lower sales of term life products, as discussed above, and lower sales of other universal life products due to the absence of large case activity in the second and third quarters of 2020.

U.S. Businesses—Assurance IQ Division
Assurance IQ

Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in millions)
Operating results:
Revenues	$75	$194
Expenses	105	263
Adjusted operating income	(30)	(69)
Other adjustments(1)	(12)	65
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(42)	$(4)
 __________

(1)“Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

The acquisition of Assurance IQ was completed in October 2019. Adjusted operating income for the third quarter and the first nine months of 2020 was $(30) million and $(69) million, respectively, reflecting revenues, net of marketing and distribution expenses, primarily related to our health (Health Under 65) and life insurance product lines. Results for both periods also included operating expenses, including certain expenses incurred in the third quarter in preparation for the fourth quarter 2020 annual Medicare enrollment period, and amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information).

Revenues and Expenses

Revenues for the third quarter and the first nine months of 2020 were $75 million and $194 million, respectively, primarily reflecting commissions and marketing referral revenues from our health (Health Under 65) and life insurance product lines. Expenses for the third quarter and the first nine months of 2020 were $105 million and $263 million, respectively, driven by marketing and distribution costs, general and administrative operating expenses including certain expenses incurred in the third quarter in preparation for the fourth quarter 2020 annual Medicare enrollment period, and amortization expenses related to intangible assets.

International Businesses

Business Update

•In August 2020, we successfully completed the sale of The Prudential Life Insurance Company of Korea, Ltd. (“POK”) to KB Financial Group Inc., for cash consideration of approximately 2.3 trillion Korean Won, equal to approximately $1.9 billion. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information. Effective in the second quarter of 2020, the results of this business and the impact of its sale were reflected in the Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. See “—Divested and Run-off Businesses.”

•In August 2020, we entered into a definitive agreement with Taishin Financial Holding Co, Ltd., a Taiwanese financial services provider, to sell Prudential Life Insurance Company of Taiwan Inc. (“POT”) for cash consideration of approximately $190 million at then current exchange rates, to be paid at closing, and contingent consideration with a fair value of approximately $26 million at September 30, 2020. The transaction is consistent with our strategic focus internationally on Japan and higher-growth emerging markets around the world. The transaction is expected to close in 2021, subject to regulatory approvals and customary closing conditions. In the third quarter of 2020, we reported our investment in POT as “held for sale” and recognized an approximately $300 million after-tax charge to earnings to adjust the carrying value of POT to the fair market value reflected in the purchase price (see Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information). Effective in the third quarter of 2020, the results of this business and the impact of the anticipated sale are reflected in the Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. We intend to use the proceeds of the transaction for general corporate purposes.

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

The following table sets forth the International Businesses’ operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating results(1):
Revenues:
Life Planner	$2,548	$2,336	$7,591	$7,228
Gibraltar Life and Other	2,933	2,880	8,610	8,506
Total revenues	5,481	5,216	16,201	15,734
Benefits and expenses:
Life Planner	2,134	2,039	6,513	6,140
Gibraltar Life and Other	2,572	2,456	7,526	7,230
Total benefits and expenses	4,706	4,495	14,039	13,370
Adjusted operating income:
Life Planner	414	297	1,078	1,088
Gibraltar Life and Other	361	424	1,084	1,276
Total adjusted operating income	775	721	2,162	2,364
Realized investment gains (losses), net, and related adjustments(2)	168	439	843	1,203
Charges related to realized investment gains (losses), net	(11)	(4)	(33)	(7)
Market experience updates(3)	3	(1)	(39)	(32)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	8	(28)	(22)	(86)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$943	$1,127	$2,911	$3,442
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $117 million, including a net favorable impact of $4 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Life Planner operations increased $113 million, primarily reflecting lower expenses driven by the absence of updates to legal reserves incurred in the prior year period. Also contributing to the increase were favorable underwriting results due to the growth of business in force in our Japan and Brazil operations, favorable policyholder experience and a favorable impact from mortality experience.

Adjusted operating income from our Gibraltar Life and Other operations decreased $63 million, including a net unfavorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations decreased $61 million, primarily reflecting lower earnings from our joint venture investments, as well as higher expenses driven by costs associated with COVID-19 (see “Overview—COVID-19”). Also contributing to the decrease were lower net investment spread results driven by lower reinvestment yields, partially offset by higher income on non-coupon investments. These decreases were partially offset by favorable underwriting results due to the growth of business in force and a favorable impact from mortality experience.

Nine Month Comparison. Adjusted operating income from our Life Planner operations decreased $10 million, including a net favorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $42 million net charge in 2020 compared to a $5 million net benefit in 2019. The net charge in 2020 was primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions.

Excluding these items, adjusted operating income from our Life Planner operations increased $34 million primarily reflecting favorable underwriting results due to the growth of business in force in our Japan and Brazil operations and favorable policyholder experience, partially offset by an unfavorable impact from mortality experience. Also contributing to the increase were lower expenses primarily driven by the absence of updates to legal reserves incurred in the prior year period, partially offset by higher costs related to business growth and business initiatives. These increases were partially offset by lower net investment spread results primarily driven by lower reinvestment yields.

Adjusted operating income from our Gibraltar Life and Other operations decreased $192 million, including a net unfavorable impact of $6 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $52 million net charge in 2020 compared to a $7 million net benefit in 2019. The net charge in 2020 was primarily driven by updates of reserves reflecting the impact of a decrease in long-term interest rate assumptions, as well as other refinements.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations decreased $127 million, primarily reflecting lower earnings from our joint venture investments, as well as higher expenses driven by costs associated with COVID-19 (see “Overview—COVID-19”). Also contributing to the decrease were lower net investment spread results driven by lower reinvestment yields, partially offset by higher income on non-coupon investments. These decreases were partially offset by favorable underwriting results driven by the growth of business in force and a favorable impact from mortality experience.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $212 million, including a net unfavorable impact of $38 million from currency fluctuations. Excluding this item, revenues increased $250 million, primarily driven by higher premiums and policy charges and fee income attributable to the growth of business in force, and higher net investment results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields.

Benefits and expenses of our Life Planner operations increased $95 million, including a net favorable impact of $42 million from currency fluctuations. Excluding this item, benefits and expenses increased $137 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force. This increase was partially offset by lower expenses primarily driven by the absence of updates to legal reserves incurred in the prior year period.

Revenues from our Gibraltar Life and Other operations increased $53 million, including a net favorable impact of $16 million from currency fluctuations. Excluding this item, revenues increased $37 million, primarily reflecting higher premiums driven by the growth of business in force. Partially offsetting the increase were lower other income driven by an unfavorable impact from our joint venture investments, and lower net reinvestment results driven by lower investment yields, partially offset by higher income on non-coupon investments.

Benefits and expenses of our Gibraltar Life and Other operations increased $116 million, including a net unfavorable impact of $18 million from currency fluctuations. Excluding this item, benefits and expenses increased $98 million, primarily driven by higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force.

Nine Month Comparison. Revenues from our Life Planner operations increased $363 million, including a net unfavorable impact of $92 million from currency fluctuations and a net benefit of $33 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $422 million, primarily driven by higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $373 million, including a net favorable impact of $95 million from currency fluctuations and a net charge of $80 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $388 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force, as well as an unfavorable impact from mortality experience. These increases were partially offset by lower expenses primarily driven by the absence of updates to legal reserves incurred in the prior year period.

Revenues from our Gibraltar Life and Other operations increased $104 million, including a net favorable impact of $36 million from currency fluctuations and a net charge of $9 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $77 million, primarily driven by higher premiums attributable to the growth of business in force. The increase was partially offset by lower other income driven by an unfavorable impact from our joint venture investments, and lower net investment results driven by lower reinvestment yields, partially offset by higher income on non-coupon investments.

Benefits and expenses of our Gibraltar Life and Other operations increased $296 million, including a net unfavorable impact of $42 million from currency fluctuations and a net charge of $50 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $204 million, primarily driven by higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Annualized new business premiums(1):
On an actual exchange rate basis:
Life Planner	$381	$250	$839	$833
Gibraltar Life and Other	407	312	911	931
Total	$788	$562	$1,750	$1,764
On a constant exchange rate basis:
Life Planner	$395	$251	$871	$839
Gibraltar Life and Other	408	313	915	936
Total	$803	$564	$1,786	$1,775
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

	Three Months Ended September 30, 2020					Three Months Ended September 30, 2019
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner(2)	$199	$19	$177	$0	$395	$130	$18	$103	$0	$251
Gibraltar Life and Other:
Life Consultants	$122	$9	$25	$12	$168	$95	$10	$23	$24	$152
Banks(3)	152	0	6	9	167	107	0	9	3	119
Independent Agency	43	1	28	1	73	18	1	21	2	42
Subtotal	317	10	59	22	408	220	11	53	29	313
Total	$516	$29	$236	$22	$803	$350	$29	$156	$29	$564
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 1% and 74%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2020, and 2% and 68%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2019.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $144 million, primarily driven by higher sales of USD-denominated products ahead of pricing increases in August 2020, as well as an increase in sales activities resulting from easing of COVID-19 restrictions on personal interactions and a greater use of technology (see “Overview—COVID-19”).

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $95 million. Bank channel and Independent Agency sales increased $48 million and $31 million, respectively, primarily driven by higher sales of USD-denominated products ahead of pricing increases in August 2020. Life Consultants sales also increased $16 million, reflecting higher sales of USD-denominated protection and endowment products ahead of pricing increases in August 2020, partially offset by lower sales of USD-denominated fixed annuity products driven by declines in crediting rates and lower Life Consultant headcount.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Nine Months Ended September 30, 2020					Nine Months Ended September 30, 2019
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner(2)	$448	$54	$369	$0	$871	$460	$70	$308	$1	$839
Gibraltar Life and Other:
Life Consultants	$263	$25	$49	$51	$388	$266	$31	$65	$125	$487
Banks(3)	329	0	19	13	361	274	0	27	11	312
Independent Agency	83	4	76	3	166	68	7	48	14	137
Subtotal	675	29	144	67	915	608	38	140	150	936
Total	$1,123	$83	$513	$67	$1,786	$1,068	$108	$448	$151	$1,775
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 3% and 72%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2020, and 1% and 67%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2019.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $32 million primarily driven by higher sales of USD-denominated products ahead of pricing increases in August 2020. The increase was partially offset by lower sales due to COVID-19 impacts, as well as lower sales of corporate term products in Japan driven by the corporate product tax rule change effective July 2019.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $21 million. Life Consultants sales decreased $99 million, primarily driven by COVID-19 impacts, as well as lower sales of USD-denominated fixed annuity products driven by declines in crediting rates and lower Life Consultant headcount. Bank channel sales increased $49 million, reflecting higher sales of USD-denominated protection products ahead of pricing increases in August 2020, partially offset by lower sales due to COVID-19 impacts. Independent Agency sales increased $29 million, reflecting higher sales of USD-denominated protection and endowment products ahead of pricing increases in August 2020, partially offset by lower sales of USD-denominated fixed annuity products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating results:
Interest expense on debt(1)	$(233)	$(210)	$(678)	$(649)
Investment income(1)	25	69	100	195
Pension and employee benefits	40	56	148	116
Other corporate activities(2)	(287)	(196)	(908)	(690)
Adjusted operating income	(455)	(281)	(1,338)	(1,028)
Realized investment gains (losses), net, and related adjustments	(514)	(68)	(1,733)	(275)
Charges related to realized investment gains (losses), net	4	35	8	(52)
Market experience updates(3)	(7)	(7)	(3)	(7)
Divested and Run-off Businesses(4)	(132)	207	(725)	641
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(23)	1	(15)	(14)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,127)	$(113)	$(3,806)	$(735)
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes consolidating adjustments.
(3)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.
(4)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $174 million. Net charges from other corporate activities increased $91 million primarily driven by higher costs for deferred and long-term compensation plans tied to Company stock and equity market performance, and a charge related to the early extinguishment of debt in the current year period. Investment income decreased $44 million primarily driven by lower average invested assets and lower income on highly liquid assets due to lower investment yields. Interest expense on debt increased $23 million primarily reflecting higher average debt balances. Results from pension and employee benefits decreased $16 million primarily driven by an increase in employee health benefit costs.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $310 million. Net charges from other corporate activities increased $218 million primarily driven by increases to legal reserves. Investment income decreased $95 million primarily driven by lower average invested assets and lower income on highly liquid assets due to lower investment yields as well as lower income on non-coupon investments. Interest expense on debt increased $29 million primarily reflecting higher average debt balances. Results from pension and employee benefits increased $32 million primarily driven by a decrease in employee health benefit costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Long-Term Care	$78	$147	$266	$456
Other(1)	(210)	60	(991)	185
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$(132)	$207	$(725)	$641
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Long-Term Care. Results for the third quarter of 2020 decreased compared to the prior year period driven by an unfavorable impact from changes in the market value of derivatives used for duration management, partially offset by a favorable impact from changes in the market value of equity securities, and higher income on non-coupon investments. Results for the first nine months of 2020 decreased compared to the prior year period, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 included a $33 million net charge from these updates, while results for 2019 included a $9 million net charge from these updates. Excluding this item, results decreased primarily reflecting lower underwriting results driven by unfavorable policy experience and an increase in reserves as a result of an unlocking of assumptions in the first quarter of 2020 due to the decline in interest rates. Also contributing to the decrease was an unfavorable impact from changes in the market value of equity securities.

Other. Results for the third quarter and the first nine months of 2020 primarily reflect the results of POK and the impact of its sale which was completed in August 2020, as well as the results of POT and the impact of its anticipated sale. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

As of September 30, 2020, the excess of actual cumulative earnings over the expected cumulative earnings was $2,611 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $5,530 million at September 30, 2020, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
U.S. GAAP results:
Revenues	$1,301	$1,482	$3,318	$4,157
Benefits and expenses	1,293	1,437	3,333	4,152
Income (loss) before income taxes and equity in earnings of operating joint ventures	$8	$45	$(15)	$5

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $37 million. Net investment activity results decreased primarily reflecting a decrease in realized investment gains driven by unfavorable changes in the value of derivatives used in risk management activities, partially offset by an increase in other income driven by favorable changes in the value of equity securities. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2020 dividend scale and run-off of the business in force. As a result of the above and other variances, a $161 million increase in the policyholder dividend obligation was recorded in the third quarter of 2020, compared to a $227 million increase in the third quarter of 2019. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Nine Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $20 million. Net investment activity results decreased primarily reflecting a decrease in other income driven by unfavorable changes in the value of equity securities, and a decrease in realized investment gains driven by unfavorable changes in the fair value of derivatives used in risk management activities. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2020 dividend scale and run-off of the business in force. As a result of the above and other variances, a $192 million reduction in the policyholder dividend obligation was recorded in the first nine months of 2020, compared to a $334 million increase in the first nine months of 2019. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $181 million primarily driven by a decrease in realized investment gains, and lower premiums due to runoff of policies in force, partially offset by an increase in other income, as discussed above.

Benefits and expenses decreased $144 million primarily driven by a decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Nine Month Comparison. Revenues decreased $839 million primarily driven by a decrease in other income, a decrease in net realized investment gains, and lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses decreased $819 million primarily driven by a decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Retirement:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$77	$106	$556	$750
Change in experience-rated contractholder liabilities due to asset value changes	(93)	(112)	(553)	(722)
Gains (losses), net, on experienced rated contracts(2)(3)	$(16)	$(6)	$3	$28
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$76	$48	$(97)	$154
Change in experience-rated contractholder liabilities due to asset value changes	(76)	(48)	97	(154)
Gains (losses), net, on experienced rated contracts	$0	$0	$0	$0
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$153	$154	$459	$904
Change in experience-rated contractholder liabilities due to asset value changes	(169)	(160)	(456)	(876)
Gains (losses), net, on experienced rated contracts(2)(3)	$(16)	$(6)	$3	$28
__________
(1)Prior period amounts have been reclassified to conform to current period presentation.
(2)Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million and $7 million as of September 30, 2020 and 2019, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(3)Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $5 million and $7 million for the three months ended September 30, 2020 and 2019, respectively, and a decrease of $1 million and an increase of $62 million for the nine months ended September 30, 2020 and 2019, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of September 30, 2020				As of December 31, 2019
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$358,569	$4,771	$42,247	$1,044	$349,720	$3,570	$41,376	$745
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	21,033	710	0	0	19,530	730	0	0
Equity securities	1,825	0	0	0	1,790	0	0	0
All other(2)	1,072	110	0	0	261	0	0	0
Subtotal	23,930	820	0	0	21,581	730	0	0
Fixed maturities, trading	4,115	229	256	11	3,628	275	256	12
Equity securities	4,814	589	2,074	84	5,140	557	2,245	76
Commercial mortgage and other loans	915	0	0	0	228	0	0	0
Other invested assets(3)	1,972	782	0	0	1,433	567	0	0
Short-term investments	8,082	172	58	11	3,789	119	147	36
Cash equivalents	11,741	1	344	0	8,855	99	151	32
Other assets	332	332	0	0	113	113	0	0
Separate account assets	282,444	1,801	0	0	288,724	1,717	0	0
Total assets	$696,914	$9,497	$44,979	$1,150	$683,211	$7,747	$44,175	$901
Future policy benefits	$23,340	$23,340	$0	$0	$12,831	$12,831	$0	$0
Policyholders’ account balances	1,549	1,549	0	0	1,316	1,316	0	0
Other liabilities(3)	163	0	8	0	928	105	8	0
Notes issued by consolidated variable interest entities (“VIEs”)	775	775	0	0	800	800	0	0
Total liabilities	$25,827	$25,664	$8	$0	$15,875	$15,052	$8	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.4% and 2.6%, respectively, as of September 30, 2020, and 1.1% and 2.0%, respectively, as of December 31, 2019.
(2)“All other” represents cash equivalents and short-term investments.
(3)“Other invested assets” and “Other liabilities” primarily include derivatives. The amounts include the impact of netting subject to master netting agreements.

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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.5 billion of public fixed maturities as of September 30, 2020, with values primarily based on indicative broker quotes, and approximately $4.2 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	September 30, 2020
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$301,402	63.6%	$29,949	$331,351
Public, held-to-maturity, at amortized cost, net of allowance	1,689	0.4	0	1,689
Private, available-for-sale, at fair value	56,531	11.9	12,298	68,829
Private, held-to-maturity, at amortized cost, net of allowance	212	0.1	0	212
Fixed maturities, trading, at fair value	2,989	0.6	257	3,246
Assets supporting experience-rated contractholder liabilities, at fair value	23,961	5.1	0	23,961
Equity securities, at fair value	4,295	0.9	2,074	6,369
Commercial mortgage and other loans, at book value, net of allowance	55,186	11.7	8,419	63,605
Policy loans, at outstanding balance	7,396	1.6	4,106	11,502
Other invested assets, net of allowance(1)	10,011	2.1	3,418	13,429
Short-term investments, net of allowance	9,900	2.0	79	9,979
Total general account investments	473,572	100.0%	60,600	534,172
Invested assets of other entities and operations(2)	6,881		0	6,881
Total investments	$480,453		$60,600	$541,053

	December 31, 2019
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$296,382	64.9%	$29,011	$325,393
Public, held-to-maturity, at amortized cost	1,705	0.4	0	1,705
Private, available-for-sale, at fair value	52,750	11.6	12,365	65,115
Private, held-to-maturity, at amortized cost	228	0.1	0	228
Fixed maturities, trading, at fair value	2,467	0.5	256	2,723
Assets supporting experience-rated contractholder liabilities, at fair value	21,597	4.7	0	21,597
Equity securities, at fair value	4,586	1.0	2,245	6,831
Commercial mortgage and other loans, at book value, net of allowance	54,671	12.0	8,629	63,300
Policy loans, at outstanding balance	7,832	1.7	4,264	12,096
Other invested assets(1)	9,210	2.0	3,334	12,544
Short-term investments	5,223	1.1	227	5,450
Total general account investments	456,651	100.0%	60,331	516,982
Invested assets of other entities and operations(2)	5,778		0	5,778
Total investments	$462,429		$60,331	$522,760
__________
(1)    Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments. For additional information regarding these investments, see “—Other Invested Assets” below.
(2)Includes invested assets of our investment management and derivative operations. Excludes assets of our investment management operations that are managed for third-parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The increase in general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2020 was primarily due to a decrease in interest rates in excess of credit spreads widening, net business inflows and the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2020 and December 31, 2019, 43% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$150,762	$142,220
Public, held-to-maturity, at amortized cost, net of allowance	1,689	1,705
Private, available-for-sale, at fair value	20,576	19,189
Private, held-to-maturity, at amortized cost, net of allowance	212	228
Fixed maturities, trading, at fair value	513	492
Assets supporting experience-rated contractholder liabilities, at fair value	2,846	2,777
Equity securities, at fair value	2,010	2,185
Commercial mortgage and other loans, at book value, net of allowance	19,505	19,138
Policy loans, at outstanding balance	3,291	2,859
Other invested assets(1)	2,870	2,187
Short-term investments	432	165
Total Japanese general account investments	$204,706	$193,145
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in the first nine months of 2020 was primarily attributable to a decrease in interest rates in excess of credit spreads widening, the reinvestment of net investment income and net business inflows.

As of September 30, 2020, our Japanese insurance operations had $87.3 billion, at carrying value, of investments denominated in U.S. dollars, including $1.8 billion that were hedged to yen through third-party derivative contracts and $72.9 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2019, our Japanese insurance operations had $77.1 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $62.4 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $10.2 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2019 was primarily attributable to a decrease in U.S. treasury bond rates, reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $9.7 billion and $9.9 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2020 and December 31, 2019, respectively. The $0.2 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2019 was primarily attributable to the run off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2020 to 2019 Three Month Comparison

	Three Months Ended September 30, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.55%	$1,859	2.80%	$986	3.74%	$2,845	$398	$3,243
Assets supporting experience-rated contractholder liabilities	3.09	161	2.21	15	2.99	176	0	176
Equity securities	3.32	19	1.17	6	2.34	25	11	36
Commercial mortgage and other loans	3.81	335	3.75	181	3.79	516	87	603
Policy loans	5.35	60	3.02	24	4.37	84	61	145
Short-term investments and cash equivalents	0.48	27	0.43	2	0.48	29	1	30
Gross investment income	3.96	2,461	2.86	1,214	3.52	3,675	558	4,233
Investment expenses	(0.13)	(65)	(0.14)	(60)	(0.13)	(125)	(31)	(156)
Investment income after investment expenses	3.83%	2,396	2.72%	1,154	3.39%	3,550	527	4,077
Other invested assets(3)		138		85		223	55	278
Investment results of other entities and operations(4)		91		0		91	0	91
Total investment income		$2,625		$1,239		$3,864	$582	$4,446

	Three Months Ended September 30, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.63%	$1,899	2.87%	$983	3.83%	$2,882	$428	$3,310
Assets supporting experience-rated contractholder liabilities	3.58	173	2.45	16	3.45	189	0	189
Equity securities	3.83	20	1.25	7	2.56	27	11	38
Commercial mortgage and other loans	4.09	344	4.11	190	4.10	534	96	630
Policy loans	5.43	66	3.94	28	4.88	94	66	160
Short-term investments and cash equivalents	2.53	100	4.82	7	2.61	107	10	117
Gross investment income	4.34	2,602	3.01	1,231	3.80	3,833	611	4,444
Investment expenses	(0.12)	(101)	(0.14)	(72)	(0.13)	(173)	(53)	(226)
Investment income after investment expenses	4.22%	2,501	2.87%	1,159	3.67%	3,660	558	4,218
Other invested assets(3)		127		34		161	32	193
Investment results of other entities and operations(4)		27		0		27	0	27
Total investment income		$2,655		$1,193		$3,848	$590	$4,438
__________
(1)For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost, net of allowance. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading, which are included in other invested assets.
(3)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities classified as trading and other miscellaneous investments.
(4)Includes net investment income of our investment management operations.
(5)The total yield was 3.48% and 3.76% for the three months ended September 30, 2020 and 2019, respectively.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily the result of lower fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $55.3 billion and $50.5 billion for the three months ended September 30, 2020 and 2019, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.1 billion and $8.6 billion for the three months ended September 30, 2020 and 2019, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2020 to 2019 Nine Month Comparison

	Nine Months Ended September 30, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.58%	$5,606	2.79%	$2,884	3.76%	$8,490	$1,192	$9,682
Assets supporting experience-rated contractholder liabilities	3.22	476	2.16	43	3.09	519	0	519
Equity securities	2.36	40	3.05	45	2.68	85	34	119
Commercial mortgage and other loans	3.95	1,035	3.87	550	3.92	1,585	269	1,854
Policy loans	5.36	186	3.42	78	4.59	264	185	449
Short-term investments and cash equivalents	0.92	158	0.95	12	0.93	170	6	176
Gross investment income	4.05	7,501	2.90	3,612	3.59	11,113	1,686	12,799
Investment expenses	(0.12)	(212)	(0.14)	(184)	(0.13)	(396)	(106)	(502)
Investment income after investment expenses	3.93%	7,289	2.76%	3,428	3.46%	10,717	1,580	12,297
Other invested assets(3)		157		137		294	58	352
Investment results of other entities and operations(4)		185		0		185	0	185
Total investment income		$7,631		$3,565		$11,196	$1,638	$12,834

	Nine Months Ended September 30, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.67%	$5,634	2.86%	$2,875	3.85%	$8,509	$1,273	$9,782
Assets supporting experience-rated contractholder liabilities	3.61	513	2.26	43	3.45	556	0	556
Equity securities	2.72	42	2.72	41	2.72	83	36	119
Commercial mortgage and other loans	4.13	1,026	3.97	529	4.07	1,555	289	1,844
Policy loans	5.33	192	3.91	80	4.81	272	191	463
Short-term investments and cash equivalents	2.71	289	4.23	21	2.77	310	29	339
Gross investment income	4.38	7,696	3.00	3,589	3.82	11,285	1,818	13,103
Investment expenses	(0.13)	(310)	(0.14)	(211)	(0.13)	(521)	(162)	(683)
Investment income after investment expenses	4.25%	7,386	2.86%	3,378	3.69%	10,764	1,656	12,420
Other invested assets(3)		297		137		434	71	505
Investment results of other entities and operations(4)		119		0		119	0	119
Total investment income		$7,802		$3,515		$11,317	$1,727	$13,044
__________
(1)For interim periods, yields are annualized. The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost, net of allowance. Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading, which are included in other invested assets.

(3)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments, fixed maturities classified as trading and other miscellaneous investments.
(4)Includes net investment income of our investment management operations.
(5)The total yield was 3.54% and 3.78% for the nine months ended September 30, 2020 and 2019, respectively.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily the result of lower fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $53.3 billion and $47.4 billion for the nine months ended September 30, 2020 and 2019, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.0 billion and $8.7 billion for the nine months ended September 30, 2020 and 2019, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division and the Closed Block division by investment type as well as “Charges related to realized investment gains (losses), net” and adjustments, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity(2)	$(7)	$(29)	$(26)	$(45)
Due to securities actively marketed for sale(2)	(2)	(3)	(83)	(4)
Due to credit or adverse conditions of the respective issuer(1)(3)	(97)	(94)	(97)	(136)
Allowance for credit losses on fixed maturities(1)(3)	89	N/A	(129)	N/A
Net gains (losses) on sales and maturities	329	319	784	691
Fixed maturity securities(4)	312	193	449	506
Commercial mortgage and other loans	2	6	8	(5)
Derivatives	(416)	222	(3,017)	(1,247)
OTTI losses on other invested assets recognized in earnings	0	(1)	(9)	(1)
Allowance for credit losses on other invested assets	0	N/A	0	N/A
Other net gains (losses)	1	39	22	44
Other	1	38	13	43
Subtotal	(101)	459	(2,547)	(703)
Investment results of other entities and operations(5)	4	44	117	(1)
Total — PFI excluding Closed Block Division	(97)	503	(2,430)	(704)
Related adjustments(6)	320	(172)	(316)	(178)
Realized investment gains (losses), net, and related adjustments(6)	223	331	(2,746)	(882)
Charges related to realized investment gains (losses), net	(70)	(92)	(353)	(149)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments(6)	$153	$239	$(3,099)	$(1,031)
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity(2)	$(21)	$(11)	$(68)	$(45)
Due to securities actively marketed for sale(2)	0	0	(9)	0
Due to credit or adverse conditions of the respective issuer(1)(3)	(6)	(6)	(6)	(12)
Allowance for credit losses on fixed maturities(1)(3)	(3)	N/A	(23)	N/A
Net gains (losses) on sales and maturities	121	185	329	241
Fixed maturity securities(4)	91	168	223	184
Commercial mortgage and other loans	2	0	2	0
Derivatives	(71)	182	49	275
OTTI losses on other invested assets recognized in earnings	0	0	0	0
Allowance for credit losses on other invested assets	0	N/A	0	N/A
Other net gains (losses)	(4)	0	(8)	(4)
Other	(4)	0	(8)	(4)
Subtotal — Closed Block Division	18	350	266	455
Consolidated PFI realized investment gains (losses), net	$(79)	$853	$(2,164)	$(249)
__________
(1)Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused or will lead to a deficiency in the contractual cash flows related to the investment. The amount of the impairment or allowance recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment (2019) or allowance (2020).
(2)Represents the difference between the fair value of the debt security and the amortized cost at the time of the write-down.
(3)Beginning January 1, 2020, related to the implementation of ASU 2016-13, write-offs of credit adverse securities are reported as OTTI.

(4)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(5)Includes “realized investment gains (losses), net” of our investment management operations.
(6)Prior period amounts have been updated to conform to current period presentation.

Three Month Comparison. Net gains on sales and maturities of fixed maturity securities were $329 million and $319 million for the third quarter of 2020 and 2019, respectively, primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments driven by interest rate declines during the investment holding period.

Realized losses due to securities with credit or adverse conditions primarily reflected write-downs of restructured securities in the energy sector within corporate securities and foreign government securities along with other credit impairments related to securities that had liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. These write-downs were largely offset by releases of the allowance for credit losses associated with certain of these securities. Fixed maturity credit impairments were $94 million in the third quarter of 2019 and were concentrated in the technology and utility sectors within corporate securities. These credit impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Net realized losses on derivative instruments of $416 million for the third quarter of 2020 primarily included:

•$839 million of losses on capital hedges due to increases in equity indices;
•$289 million of losses on foreign currency hedges due to U.S. dollar depreciation versus the British pound, euro and Australian dollar; and
•$207 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates;

Partially offsetting these losses were:

•$883 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized gains on derivative instruments of $222 million for the third quarter of 2019 primarily included:

•$880 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;
•$451 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound; and
•$37 million of gains for fees earned on fee-based synthetic guaranteed investment contracts (“GICs”);

Partially offsetting these gains were:

•$1,136 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$37 million of losses on capital hedges due to increases in equity indices.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the third quarter of 2020 and 2019 reflected net related adjustments of positive $320 million and negative $172 million, respectively. Both periods’ results reflected changes in the fair value of equity securities as well as fixed income securities designated as trading, settlements on interest rate and currency derivatives and the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the third quarter of 2020 and 2019 reflected net related charges of $70 million and $92 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

Nine Month Comparison. Net gains on sales and maturities of fixed maturity securities were $784 million and $691 million for the first nine months of 2020 and 2019, respectively, primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments from interest rate declines during the investment holding period.

The addition to the allowance for credit losses related to fixed maturity securities was $129 million in the first nine months of 2020 and was concentrated in the energy, communications and consumer cyclical sectors within corporate securities. This credit loss allowance was primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Fixed maturity credit impairments were $136 million in the first nine months of 2019 and were concentrated in the utility and technology sectors within corporate securities. These credit impairments were primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Net realized losses on derivative instruments of $3,017 million for the first nine months of 2020 primarily included:

•$4,708 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$1,071 million of losses on capital hedges due to increases in equity indices;

Partially offsetting these losses were:

•$2,000 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;
•$608 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the British pound and due to USD interest rates declining more than foreign interest rates; and
•$102 million of gains for fees earned on fee-based synthetic GICs.

Net realized losses on derivative instruments of $1,247 million for the first nine months of 2019 primarily included:

•$3,555 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$700 million of losses on capital hedges due to increases in equity indices;

Partially offsetting these losses were:

•$1,984 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;
•$696 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound and Japanese yen appreciation;
•$109 million of gains for fees earned on fee-based synthetic GICs; and
•$108 million of gains on credit default swaps primarily due to credit spreads tightening.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities” above.

Results for the first nine months of 2020 and 2019 included net negative related adjustments of $316 million and $178 million, respectively. Both periods’ results reflected changes in the fair value of equity securities as well as fixed income securities designated as trading, settlements on interest rate and currency derivatives. Additionally, the results for the first nine months of 2019 included the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.”

Results for the first nine months of 2020 and 2019 reflected net related charges of $353 million and $149 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

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
Energy Related Investments
As of September 30, 2020, PFI excluding the Closed Block division had energy related exposure with a market value of approximately $13 billion including a net unrealized gain of approximately $1 billion, which was reflected in AOCI. This $13 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and was comprised of the midstream (41%), independent energy (25%), integrated energy (22%), oil field services (6%) and refining (6%) sub-sectors. As of September 30, 2020, the credit quality of energy sector fixed maturity securities was 79% investment grade and 21% below investment grade. Energy related investment realized losses were approximately $17 million, comprised of $59 million of write-downs, partially offset by a $42 million release of credit loss allowances for the three months ended September 30, 2020. Energy related investments realized losses were approximately $179 million, comprised of $114 million of write-downs and $65 million of additions to credit loss allowances for the nine months ended September 30, 2020. Our investments in the energy sector could experience future valuation declines or losses if energy prices maintain their recent levels or continue to decline for an extended period of time. Our assessment that securities are other-than temporarily impaired may change due to new developments, including those developments related to COVID-19.
Consumer Cyclical Related Investments
As of September 30, 2020, PFI excluding the Closed Block division had consumer cyclical related exposure with a market value of approximately $12 billion and a net unrealized gain of less than $1 billion, which was reflected in AOCI. This $12 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and included exposures in retail (38%), automotive (17%), leisure (8%), restaurants (7%), gaming (4%) and lodging (2%). As of September 30, 2020, the credit quality of consumer cyclical sector fixed maturity securities was 77% investment grade and 23% below investment grade. The remaining exposure of less than $1 billion was comprised of private equity investments and real estate-related LPs/LLCs. For additional information regarding “—Retail Related Investments,” see below.
Retail Related Investments

As of September 30, 2020, PFI excluding the Closed Block division had retail-related investments of approximately $13 billion consisting primarily of $6 billion of corporate fixed maturities of which 89% were investment grade (also included in “—Consumer Cyclical Related Investments”); $6 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 50% and weighted-average debt service coverage ratio of 2.45 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs. In addition, we held approximately $11 billion of commercial mortgage-backed securities, of which approximately 80% and 20% were rated AAA (super senior) and AA, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.
Airline Related Investments

As of September 30, 2020, PFI excluding the Closed Block division had $0.1 billion of airline related corporate fixed maturities within the transportation sector of which 98% were investment grade.
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

Fixed Maturity Securities and Unrealized Gains and Losses by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	September 30, 2020					December 31, 2019
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses (5)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Finance	$36,035	$4,344	$130	$0	$40,249	$34,710	$2,796	$85	$37,421
Consumer non-cyclical	27,410	4,529	95	0	31,844	24,941	2,846	112	27,675
Utility	23,650	4,009	92	5	27,562	22,341	2,498	81	24,758
Capital goods	13,134	1,582	106	3	14,607	12,287	1,150	83	13,354
Consumer cyclical	10,949	1,286	109	26	12,100	10,871	994	45	11,820
Foreign agencies	5,226	896	45	0	6,077	5,649	928	10	6,567
Energy	12,086	1,047	319	65	12,749	12,922	1,126	186	13,862
Communications	5,949	1,206	53	30	7,072	5,916	939	34	6,821
Basic industry	5,974	768	26	0	6,716	5,866	497	38	6,325
Transportation	9,885	1,287	54	0	11,118	9,443	833	34	10,242
Technology	3,551	346	16	0	3,881	3,395	278	13	3,660
Industrial other	4,402	597	33	0	4,966	3,894	351	33	4,212
Total corporate securities	158,251	21,897	1,078	129	178,941	152,235	15,236	754	166,717
Foreign government(2)	90,335	16,188	191	0	106,332	97,880	20,658	63	118,475
Residential mortgage-backed(3)	2,764	220	1	0	2,983	2,955	154	1	3,108
Asset-backed	11,033	134	90	0	11,077	9,832	123	34	9,921
Commercial mortgage-backed	10,310	865	5	0	11,170	10,211	441	9	10,643
U.S. Government	26,064	9,431	26	0	35,469	24,938	4,511	94	29,355
State & Municipal	10,067	1,897	3	0	11,961	9,593	1,327	7	10,913
Total fixed maturities, available-for-sale(4)(5)	$308,824	$50,632	$1,394	$129	$357,933	$307,644	$42,450	$962	$349,132
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2) As of September 30, 2020 and December 31, 2019, based on amortized cost, 86% and 76%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% and 11% of the balance, respectively.
(3) As of September 30, 2020 and December 31, 2019, based on amortized cost, 97% and more than 99% were rated A or higher, respectively.
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

The increase in net unrealized gains from December 31, 2019 to September 30, 2020 was primarily due to a decrease in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	September 30, 2020					December 31, 2019
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Finance	$637	$66	$0	$703	$9	$628	$64	$0	$692
Foreign agencies	0	0	0	0	0	21	0	0	21
Basic industry	85	2	0	87	0	83	2	0	85
Total corporate securities	722	68	0	790	9	732	66	0	798
Foreign government(2)	915	265	0	1,180	0	891	282	0	1,173
Residential mortgage-backed(3)	273	21	0	294	0	310	21	0	331
Total fixed maturities, held-to-maturity(4)	$1,910	$354	$0	$2,264	$9	$1,933	$369	$0	$2,302
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both September 30, 2020 and December 31, 2019, based on amortized cost, 98% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of September 30, 2020 and December 31, 2019, based on amortized cost, all were rated A or higher.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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
The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2020					December 31, 2019
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	Allowance for Credit Losses(7)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$224,784	$41,261	$436	$0	$265,609	$232,039	$35,923	$287	$267,675
2	65,941	8,416	376	0	73,981	59,114	5,198	384	63,928
Subtotal High or Highest Quality Securities(4)	290,725	49,677	812	0	339,590	291,153	41,121	671	331,603
3	11,289	673	272	10	11,680	10,033	854	93	10,794
4	4,935	147	186	19	4,877	4,914	248	98	5,064
5	1,484	94	86	22	1,470	1,280	196	83	1,393
6	391	41	38	78	316	264	31	17	278
Subtotal Other Securities(5)(6)	18,099	955	582	129	18,343	16,491	1,329	291	17,529
Total fixed maturities, available-for-sale(7)	$308,824	$50,632	$1,394	$129	$357,933	$307,644	$42,450	$962	$349,132
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of September 30, 2020 and December 31, 2019, 750 securities with amortized cost of $3,551 million (fair value, $3,639 million) and 796 securities with amortized cost of $3,073 million (fair value, $3,130 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of September 30, 2020, includes gross unrealized losses of $395 million on public fixed maturities and $187 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2019, includes gross unrealized losses of $188 million on public fixed maturities and $103 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of September 30, 2020, includes $246,889 million of public fixed maturities and $43,836 million of private fixed maturities and, as of December 31, 2019, includes $248,179 million of public fixed maturities and $42,974 million of private fixed maturities.
(5)On an amortized cost basis, as of September 30, 2020, includes $9,291 million of public fixed maturities and $8,808 million of private fixed maturities and, as of December 31, 2019, includes $9,049 million of public fixed maturities and $7,442 million of private fixed maturities.
(6)On an amortized cost basis, as of September 30, 2020, securities considered below investment grade based on lowest of external rating agency ratings total $18,150 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
(7)Effective January 1, 2020, due to the implementation of ASU 2016-13, an allowance for credit losses is now presented for available-for-sale securities. Prior period amounts have been updated to exclude held-to-maturity securities to conform to current period presentation.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2020					December 31, 2019
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$1,715	$332	$0	$2,047	$5	$1,743	$351	$0	$2,094
2	195	22	0	217	4	190	18	0	208
Subtotal High or Highest Quality Securities(3)	1,910	354	0	2,264	9	1,933	369	0	2,302
3	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,910	$354	$0	$2,264	$9	$1,933	$369	$0	$2,302
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both September 30, 2020 and December 31, 2019, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of September 30, 2020, includes $1,698 million of public fixed maturities and $212 million of private fixed maturities and, as of December 31, 2019, includes $1,705 million of public fixed maturities and $228 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	September 30, 2020				December 31, 2019
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$10,529	$10,490	$8,286	$8,910	$9,381	$9,377	$8,128	$8,454
AA	350	363	2,011	2,247	288	304	2,068	2,173
A	35	36	4	5	5	6	6	7
BBB	3	3	9	8	12	12	9	9
BB and below	116	185	0	0	146	222	0	0
Total(4)	$11,033	$11,077	$10,310	$11,170	$9,832	$9,921	$10,211	$10,643
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2020, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”).
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans, credit card and other asset types.
(3)As of both September 30, 2020 and December 31, 2019, based on amortized cost, 97% were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations.

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2020		December 31, 2019
	Collateralized Loan Obligations
Lowest Rating Agency Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,834	$8,759	$7,294	$7,271
AA	0	0	0	0
A	0	0	0	0
BBB	0	0	0	0
BB and below	0	0	0	0
Total(2)(3)	$8,834	$8,759	$7,294	$7,271
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2020, including S&P, Moody’s, Fitch and Morningstar.
(2)There was no allowance for credit losses as of September 30, 2020.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations.

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

Commercial Mortgage and Other Loans

Investment Mix

    The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in millions)
Commercial mortgage and agricultural property loans	$54,453	$53,928
Uncollateralized loans	723	656
Residential property loans	104	124
Other collateralized loans	114	65
Total recorded investment gross of allowance(1)	55,394	54,773
Allowance for credit losses	(208)	(102)
Total net commercial mortgage and other loans(2)	$55,186	$54,671
__________
(1)As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both September 30, 2020 and December 31, 2019.
(2)Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	September 30, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$19,015	34.9%	$18,061	33.5%
South Atlantic	8,491	15.6	8,943	16.6
Middle Atlantic	6,428	11.8	6,664	12.4
East North Central	3,226	5.9	3,413	6.3
West South Central	5,518	10.1	5,439	10.1
Mountain	2,273	4.2	2,442	4.5
New England	1,725	3.2	1,902	3.5
West North Central	477	0.9	454	0.8
East South Central	768	1.4	622	1.2
Subtotal-U.S.	47,921	88.0	47,940	88.9
Europe	4,111	7.6	3,781	7.0
Asia	982	1.8	886	1.6
Other	1,439	2.6	1,321	2.5
Total commercial mortgage and agricultural property loans	$54,453	100.0%	$53,928	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	September 30, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,610	23.1%	$12,224	22.7%
Retail	5,993	11.0	6,524	12.1
Office	10,647	19.5	11,203	20.8
Apartments/Multi-Family	15,497	28.5	15,176	28.1
Agricultural properties	3,263	6.0	2,856	5.3
Hospitality	2,048	3.8	2,066	3.8
Other	4,395	8.1	3,879	7.2
Total commercial mortgage and agricultural property loans	$54,453	100.0%	$53,928	100.0%

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

As of September 30, 2020, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.47 times and a weighted-average loan-to-value ratio of 56%. As of September 30, 2020, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2020, the weighted-average debt service coverage ratio was 2.59 times, and the weighted-average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.4 billion and $1.8 billion of such loans as of September 30, 2020 and December 31, 2019, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of September 30, 2020 and December 31, 2019, there were $1 million and $0 million, respectively, of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2020
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$27,912	$743	$102	$28,757
60%-69.99%	15,393	1,078	139	16,610
70%-79.99%	8,136	727	73	8,936
80% or greater	7	141	2	150
Total commercial mortgage and agricultural property loans	$51,448	$2,689	$316	$54,453

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	September 30, 2020
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2020	$3,518	6.5%
2019	9,971	18.3
2018	8,516	15.6
2017	7,159	13.1
2016	6,294	11.6
2015	5,613	10.3
2014	4,500	8.3
2013 & Prior	8,882	16.3
Total commercial mortgage and agricultural property loans	$54,453	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in millions)
Allowance, beginning of year	$102	$106
Cumulative effect of adoption of ASU 2016-13	101	0
Addition to (release of) allowance for credit losses	2	(4)
Recoveries of amounts previously written-down	0	N/A
Other	3	0
Allowance, end of period	$208	$102

The allowance for credit losses as of September 30, 2020 increased compared to December 31, 2019, primarily due to the cumulative effect of adopting ASU 2016-13.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$937	$294	$7	$1,224	$817	$258	$1	$1,074
Other Common Stocks	2,188	921	108	3,001	2,429	1,091	57	3,463
Non-redeemable Preferred Stocks	54	22	6	70	51	3	5	49
Total equity securities, at fair value(1)	$3,179	$1,237	$121	$4,295	$3,297	$1,352	$63	$4,586
__________
(1)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $213 million and $80 million during the three months ended September 30, 2020 and 2019, respectively, and $(173) million and $410 million during the nine months ended September 30, 2020 and 2019, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$3,191	$2,740
Hedge funds	1,683	1,362
Real estate-related	854	792
Subtotal equity method	5,728	4,894
Fair value:
Private equity	994	990
Hedge funds	1,090	1,233
Real estate-related	44	50
Subtotal fair value	2,128	2,273
Total LPs/LLCs	7,856	7,167
Real estate held through direct ownership(1)	1,272	1,350
Derivative instruments	165	73
Other(2)	718	620
Total other invested assets	$10,011	$9,210
__________
(1)As of September 30, 2020 and December 31, 2019, real estate held through direct ownership had mortgage debt of $436 million and $537 million, respectively.
(2)Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

	September 30, 2020	December 31, 2019
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$635	$587
Private, available-for-sale, at fair value	1	1
Fixed maturities, trading, at fair value(1)	1,125	1,161
Equity securities, at fair value	656	691
Commercial mortgage and other loans, at book value(2)	936	259
Other invested assets(1)	3,492	3,062
Short-term investments	36	17
Total investments	$6,881	$5,778
__________
(1)As of September 30, 2020 and December 31, 2019, balances include investments in CLOs with fair value of $501 million and $438 million, respectively.
(2)Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

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

COVID-19 and Related Market Disruptions
Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. In the first nine months of the year we took the following significant management actions that impacted our liquidity and capital position, including in response to this macro environment and the global pandemic:

•We executed transactions to reduce our ongoing financing costs in August by issuing $1.3 billion of junior subordinated notes at interest rates of 3.70% and 4.125% and with maturities ranging from 2050 to 2060 and using the proceeds to redeem in September our $710 million 5.70% junior subordinated notes due in 2053 and our $575 million 5.75% junior subordinated notes due in 2052;

•In May, we augmented our alternative sources of liquidity by entering into a facility agreement with a Delaware trust, pursuant to which Prudential Financial may issue and sell to the trust at any time over a ten-year period up to $1.5 billion of 2.850% senior notes due May 15, 2030 and receive in exchange a corresponding amount of U.S. Treasury securities. The facility agreement is similar to our existing put option agreement that allows us to issue up to $1.5 billion of senior notes to a trust, which we established in 2013 and expires in 2023;
•We suspended Common Stock repurchases under our existing repurchase authorization beginning April 1, 2020, after repurchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. We do not intend to resume share repurchases this year as the duration and severity of the pandemic and its effect on the economy remain uncertain. We will evaluate the resumption of share repurchases as informed by the market environment and any alternative opportunities for capital deployment;
•In March, we issued $1.5 billion of senior notes, with maturities ranging from 2026 to 2040, for general corporate purposes, including pre-funding part of our senior notes maturing through 2021. Of these senior notes, $500 million were issued in the form of “green bonds,” where proceeds are allocated to existing or future investments in assets, businesses or projects that provide environmental benefits;
•In March, Prudential Legacy Insurance Company of New Jersey issued $800 million of surplus notes under its $4 billion reserve financing facility to enhance the statutory surplus of the Closed Block. This facility, established in 2015, is intended to alleviate any temporary impact to the Closed Block’s surplus due to the timing difference between the mark to market on assets and the decision on the level of the policyholder dividend;
•We executed additional capital hedges that protect the capital position of our U.S. insurance subsidiaries against additional declines in the equity markets; and
•We accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position of our insurance subsidiaries over time.

Liquidity. The Company continues to operate with significant liquid resources and maintains access to substantial alternative sources of liquidity, such as committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and agreements that allow us to issue senior debt to trust entities. As of September 30, 2020, Prudential Financial had highly liquid assets of $6.1 billion, excluding the net borrowings from an intercompany liquidity account. Nevertheless, adverse developments related to COVID-19 and associated market dislocations could strain our existing liquidity. For example, capital or liquidity needs at our subsidiaries resulting from market conditions or business operations could require us to use our highly liquid assets or tap alternative sources of liquidity, and our access to traditional funding sources, such as commercial paper borrowings, could become limited due to market conditions. Any need to increase the use of our alternative sources of liquidity may result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of September 30, 2020, all of our significant insurance subsidiaries maintained capital levels consistent with their ratings targets. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair values of our investment portfolio, which would negatively impact the statutory capital of our insurance subsidiaries. Adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or using available external sources of capital or seeking additional sources.

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

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2020, the Company had $50.2 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2020	December 31, 2019
	(in millions)
Equity(1)	$36,216	$39,076
Junior subordinated debt (including hybrid securities)	7,611	7,575
Other capital debt	6,355	7,001
Total capital	$50,182	$53,652
__________
(1)Amounts attributable to Prudential Financial, excluding AOCI.

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
__________
(1)The RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public.
(2)Includes Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).
(3)Includes PICA and its subsidiaries, as noted above, and PALAC. Composite RBC is not reported to regulators and is based on the summation of total adjusted capital and risk charges for the included companies as determined under statutory accounting and RBC guidance to calculate a composite numerator and denominator, respectively, for purposes of calculating the composite ratio.

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2020, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	883%
Gibraltar Life consolidated(2)	920%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2019, the Board authorized the Company to repurchase at management’s discretion up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. We suspended Common Stock repurchases under this authorization beginning April 1, 2020, after purchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. We do not intend to resume share repurchases this year as the duration and severity of the pandemic and its effect on the economy remain uncertain. We will evaluate the resumption of share repurchases as informed by the market environment and any alternative opportunities for capital deployment.

In general, the timing and amount of share repurchases are determined by management based on market conditions and other considerations, including any increased capital needs of our businesses due to, among other things, credit migration and losses in our investment portfolio, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2020.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2020	$1.10	$445	6.7	$500
June 30, 2020	$1.10	$441	0.0	$0
September 30, 2020	$1.10	$441	0.0	$0

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

We seek to mitigate the risk of having limited or no access to financing due to stressed market conditions by generally pre-funding debt in advance of maturity. During the first nine months of 2020, we issued $1.5 billion of senior notes, of which $1 billion were issued for general corporate purposes, including pre-funding in part our senior notes maturing through 2021. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed for our major operating subsidiaries. We seek to further mitigate liquidity risk by maintaining our access to alternative sources of liquidity, as discussed below.
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

As of September 30, 2020, Prudential Financial had highly liquid assets with a carrying value totaling $6,712 million, an increase of $1,608 million from December 31, 2019. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $6,089 million as of September 30, 2020, an increase of $2,028 million from December 31, 2019.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Nine Months Ended September 30,
	2020	2019 (1)
	(in millions)
Highly Liquid Assets, beginning of period	$4,061	$5,548
Dividends and/or returns of capital from subsidiaries(2)	2,821	2,289
Affiliated (borrowings)/loans - (capital activities)(3)	(668)	818
Capital contributions to subsidiaries(4)	(85)	(268)
Total Business Capital Activity	2,068	2,839
Sale of Prudential of Korea(5)	1,627	0
Share repurchases(6)	(500)	(1,940)
Common stock dividends(7)	(1,325)	(1,237)
Total Share Repurchases, Dividends and Disposition Activity	(198)	(3,177)
Proceeds from the issuance of debt	2,768	2,465
Repayments of debt	(1,937)	(1,113)
Total Debt Activity(8)	831	1,352
Proceeds from stock-based compensation and exercise of stock options	212	298
Net income tax receipts & payments	136	(60)
Affiliated loans - (operating activities)(9)	44	153
Interest paid on external debt	(727)	(666)
Swap termination payments	(153)	(67)
Other, net(8)	(185)	(3)
Total Other Activity	(673)	(345)
Net increase/(decrease) in highly liquid assets	2,028	669
Highly Liquid Assets, end of period	$6,089	$6,217
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)2020 includes $1,905 million from international insurance subsidiaries, (including $470 million in the form of in-kind dividends), $572 million from PALAC, $238 million from PGIM subsidiaries, $98 million from Prudential Annuities Holding Company, and $8 million from other subsidiaries. 2019 includes $1,018 million from international insurance subsidiaries, $737 million from PALAC, $406 million from PGIM subsidiaries, $119 million from Prudential Annuities Holding Company, and $9 million from other subsidiaries.
(3)Represents the investment and deployment of capital to and from our businesses in the form of loans. 2020 includes $470 million received by PFI in the form of the extinguishment of debt held by international subsidiaries (offset by the in-kind dividends referred to in footnote 2 above).
(4)2020 includes capital contributions of $85 million to international insurance subsidiaries. 2019 includes capital contributions of $200 million to PICA and $68 million to PGIM subsidiaries.
(5)Represents net proceeds from the sale of Prudential of Korea that were distributed to PFI.
(6)Excludes cash payments made on trades that settled in the subsequent period.
(7)Includes cash payments made on dividends declared in prior periods.
(8)“Total Debt Activity” excludes changes in PFI commercial paper. These changes are captured in “Other, net” in the “Total Other Activity” section.
(9)Represent loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first nine months of 2020, Prudential Financial received returns of capital of $572 million from PALAC and dividends of $98 million from Prudential Annuities Holding Company.

International insurance subsidiaries. During the first nine months of 2020, Prudential Financial received dividends of $3,531 million from its international insurance subsidiaries, which includes $1,627 million net proceeds from the sale of POK and $470 million of in-kind dividends in the form of the extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first nine months of 2020, Prudential Financial received dividends and returns of capital of $238 million from PGIM subsidiaries and dividends of $8 million from other subsidiaries.
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

The principal sources of liquidity for our insurance subsidiaries are premiums, investment and fee income, investment maturities, sales of investments, and sales associated with our insurance and annuity operations, as well as internal and external borrowings. The principal uses of liquidity include benefits, claims and dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity may include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent holding company, hedging and reinsurance activity and payments in connection with financing activities.

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2020
	Prudential Insurance	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2019
	(in billions)
Cash and short-term investments	$9.4	$0.4	$1.2	$7.3	$0.8	$19.1	$11.9
Fixed maturity investments(1):
High or highest quality	135.1	37.7	20.8	17.5	6.0	217.1	201.3
Other than high or highest quality	8.4	3.2	1.3	0.8	0.4	14.1	12.2
Subtotal	143.5	40.9	22.1	18.3	6.4	231.2	213.5
Public equity securities, at fair value	0.2	2.1	0.1	0.0	0.0	2.4	2.5
Total	$153.1	$43.4	$23.4	$25.6	$7.2	$252.7	$227.9
__________
(1)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2020
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2019
	(in billions)
Cash and short-term investments	$1.1	$3.4	$1.3	$5.8	$5.0
Fixed maturity investments(3):
High or highest quality(4)	43.0	95.7	5.9	144.6	157.2
Other than high or highest quality	0.7	2.2	1.7	4.6	5.4
Subtotal	43.7	97.9	7.6	149.2	162.6
Public equity securities	1.5	0.2	0.0	1.7	4.7
Total	$46.3	$101.5	$8.9	$156.7	$172.3
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of September 30, 2020, $110.3 billion, or 76%, were invested in government or government agency bonds.
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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of September 30, 2020, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $11.1 billion compared to a net receive position of $4.7 billion as of December 31, 2019. The change in collateral position was primarily driven by a positive impact from declining interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of September 30, 2020, we have hedged 100%, 97%, and 61%, of expected yen-based earnings for 2020, 2021, and 2022, respectively.
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

	Nine Months Ended September 30,
Cash Settlements: Received (Paid)	2020	2019
	(in millions)
Income Hedges (External)(1)	$65	$51
Equity Hedges:
Internal(2)	163	314
External(3)	113	100
Total Equity Hedges	276	414
Total Cash Settlements	$341	$465

	September 30,	December 31,
Assets (Liabilities):	2020	2019
	(in millions)
Income Hedges (External)(4)	$67	$60
Equity Hedges:
Internal(2)	551	506
External(5)	36	43
Total Equity Hedges(6)	587	549
Total Assets (Liabilities)	$654	$609
__________
(1)Includes non-yen related cash settlements of $53 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso and $30 million, primarily denominated in Australian dollar, Korean won and Brazilian real for the nine months ended September 30, 2020 and 2019, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related cash settlements of $23 million and $12 million, denominated in Korean won for the nine months ended September 30, 2020 and 2019, respectively.
(4)Includes non-yen related assets of $57 million, primarily denominated in Brazilian real and assets of $37 million, primarily denominated in Korean won, Australian dollar and Chilean peso, as of September 30, 2020 and December 31, 2019, respectively.
(5)Includes non-yen related assets of $1 million, denominated in Korean won, as of December 31, 2019.
(6)As of September 30, 2020, approximately $59 million, $376 million, $159 million and $(7) million of the net market values are scheduled to settle in 2020, 2021, 2022 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our co- and seed investments held in our PGIM businesses are cash flows from investments, the ability to liquidate investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal use of liquidity for our co- and seed investments includes making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2019.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2020			December 31, 2019
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$8,064	$2,810	$10,874	$6,834	$2,847	$9,681
Cash collateral for loaned securities	2,925	146	3,071	3,228	986	4,214
Securities sold but not yet purchased	2	0	2	0	0	0
Total(1)	$10,991	$2,956	$13,947	$10,062	$3,833	$13,895
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(2)	$10,436	$2,956	$13,392	$10,062	$3,833	$13,895
Weighted average maturity, in days(2)	28	N/A		N/A	N/A

__________
(1)The daily weighted average outstanding balance for the three and nine months ended September 30, 2020 was $11,506 million and $11,262 million, respectively, for PFI excluding the Closed Block division, and $3,062 million and $3,353 million, respectively, for the Closed Block division.
(2)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of September 30, 2020, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $130.8 billion, of which $14.0 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2020, we believe approximately $19.7 billion of the remaining eligible assets are readily lendable, including approximately $14.1 billion relating to PFI excluding the Closed Block division, of which $3.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $5.6 billion relating to the Closed Block division.
Financing Activities

As of September 30, 2020, total short-term and long-term debt of the Company on a consolidated basis was $21.3 billion, an increase of $0.7 billion from December 31, 2019. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	September 30, 2020			December 31, 2019
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$455	$480	$25	$524	$549
Current portion of long-term debt	529	0	529	1,179	0	1,179
Subtotal	554	455	1,009	1,204	524	1,728
General obligation long-term debt:
Senior debt	11,404	173	11,577	9,912	172	10,084
Junior subordinated debt	7,552	59	7,611	7,518	57	7,575
Surplus notes(1)	0	343	343	0	342	342
Subtotal	18,956	575	19,531	17,430	571	18,001
Total general obligations	19,510	1,030	20,540	18,634	1,095	19,729
Limited and non-recourse borrowings(2):
Short-term debt	0	7	7	0	13	13
Current portion of long-term debt	0	97	97	0	192	192
Long-term debt	0	638	638	0	645	645
Total limited and non-recourse borrowings	0	742	742	0	850	850
Total borrowings	$19,510	$1,772	$21,282	$18,634	$1,945	$20,579
__________
(1)Amounts are net of assets under set-off arrangements of $11,464 million and $9,749 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $436 million and $537 million as of September 30, 2020 and December 31, 2019, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both September 30, 2020 and December 31, 2019.

As of September 30, 2020, and December 31, 2019, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

We executed transactions to reduce our ongoing financing costs in August 2020 by issuing $1.3 billion of junior subordinated notes at interest rates of 3.70% and 4.125% and with maturities ranging from 2050 to 2060 and using the proceeds to redeem in September 2020 our $710 million 5.70% junior subordinated notes due in 2053 and our $575 million 5.75% junior subordinated notes due in 2052.

Prudential Financial’s borrowings increased $0.9 billion from December 31, 2019, driven by the issuance, net of related costs, of $1.5 billion of senior debt and $1.3 billion of junior subordinated notes, offset by $1.3 billion in prepayments and $0.6 billion in debt maturities. Borrowings of our subsidiaries decreased $173 million from December 31, 2019, primarily driven by $95 million in debt maturities, a $69 million decrease in commercial paper, a $6 million decrease in short-term borrowings, and a $7 million decrease in long-term limited recourse borrowings.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of September 30, 2020, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,825 million, of which $12,849 million was outstanding, as compared to an aggregate issuance capacity of $13,700 million, of which $12,009 million was outstanding, as of December 31, 2019. These amounts reflect a $1,200 million Credit Link Note Structure entered into in June 2020 for Guideline AXXX reserves, of which $700 million was outstanding as of September 30, 2020, as reflected in the table below. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2020.

	Surplus Notes		Outstanding as of September 30, 2020
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$1,750
AXXX	2013	2033	3,248		3,500
XXX	2014-2018	2021-2034	2,285	(2)	2,375
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	1,070		1,600
AXXX	2020	2032	700		1,200
Total Credit-Linked Note Structures			$12,849		$14,825
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $0.5 billion. During the fourth quarter of 2019, this financing facility was restructured to allow for an extension through 2036.
(2)The $2.3 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.
As of September 30, 2020, we also had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves. In addition, as of September 30, 2020, for purposes of financing Guideline AXXX reserves, one of our captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of September 30, 2020, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on

Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first nine months of 2020, the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results of our businesses, (ii) negatively impacted the statutory capital of our insurance companies and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19.”

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

Liquidity Risk. During the first nine months of 2020, the Company took significant actions to support liquidity as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Nevertheless, the impact of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2020, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2020 through July 31, 2020	4,444	$63.96	0
August 1, 2020 through August 31, 2020	6,631	$69.30	0
September 1, 2020 through September 30, 2020	2,530	$68.07	0
Total	13,605	$67.33	0	$1,500,000,000
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.
(2)In December 2019, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. The Company suspended Common Stock repurchases under its existing repurchase authorization beginning April 1, 2020 and does not intend to resume share repurchases this year as the duration and severity of the pandemic and its effect on the economy remain uncertain. The Company will evaluate the resumption of share repurchases as informed by the market environment and any alternative opportunities for capital deployment.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 8, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 10, 2020 Current Report on Form 8-K.

4.1	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

10.1	Sixth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of November 1, 2020.*

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________
* This exhibit is a management contract or compensatory plan or arrangement.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services
Prudential Financial, Inc.
751 Broad Street, 21st Floor
Newark, New Jersey 07102

GLOSSARY

    Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POT	Prudential Life Insurance Company of Taiwan Inc.
Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
POK	The Prudential Life Insurance Company of Korea, Ltd.

Defined Terms

Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	S&P	Standard & Poor's Rating Services
Moody's	Moody's Investors Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Morningstar	Morningstar, Inc.

Acronyms

ALM	Asset Liability Management	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AOCI	Accumulated Other Comprehensive Income (Loss)	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	NAIC	National Association of Insurance Commissioners
AUD	Australian Dollar	NAV	Net Asset Value
bps	Basis Points	NJDOBI	New Jersey Department of Banking and Insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NOLs	Net Operating Losses
CECL	Current Expected Credit Loss	NPR	Non-Performance Risk
CLO	Collateralized Loan Obligations	OCI	Other Comprehensive Income (Loss)
COVID-19	2019 Novel Coronavirus	ODL	Overall Domestic Losses
DAC	Deferred Policy Acquisition Costs	OTC	Over-The-Counter
DSI	Deferred Sales Inducements	OTTI	Other-Than-Temporary Impairments
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PDI	Prudential Defined Income
FASB	Financial Accounting Standards Board	RAF	Risk Appetite Framework
FHLBNY	Federal Home Loan Bank of New York	RBC	Risk-Based Capital
FSA	Financial Services Agency (an agency of the Japanese government)	SEC	Securities and Exchange Commission
GICs	Guaranteed Investment Contracts	SVO	Securities Valuation Office
GILTI	Global Intangible Low-Taxed Income	TBA	To Be Announced
GMDB	Guaranteed Minimum Death Benefits	TCJA	Tax Cuts and Jobs Act
GSE	Government Sponsored Entities	U.S.	The United States of America
HDI	Highest Daily Lifetime Income	USD	U.S. Dollar
LIBOR	London Inter-Bank Offered Rate	VIEs	Variable Interest Entities
IRA	Individual Retirement Account	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 5, 2020