Form 10-K
period 2020-12-31
PRUDENTIAL FINANCIAL INC
filed 2021-02-19
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $24.03 billion and 395 million shares of the Common Stock were outstanding. As of January 31, 2021, 397 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2021, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2020.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (11) ratings downgrades; (12) market conditions that may adversely affect the sales or persistency of our products; (13) competition; (14) reputational damage; (15) the costs, effects, timing, or success of our plans to execute our strategy; and (16) the integration of Assurance IQ, LLC into our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “PICA” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc. (“Prudential Financial” or “PFI”), a financial wellness leader and premier global investment manager with approximately $1.721 trillion of assets under management as of December 31, 2020, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related products and services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey, and Prudential Financial’s Common Stock is publicly traded on the New York Stock Exchange under the ticker symbol “PRU”.

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

Our principal operations consist of PGIM (our global investment management business), our U.S. Businesses (consisting of our U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), our International Businesses, the Closed Block division and our Corporate and Other operations. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance businesses; the U.S. Individual Solutions division consists of our Individual Annuities and Individual Life businesses; and the Assurance IQ division consists of our Assurance IQ business, which we acquired in October 2019. See Note 1 to the Consolidated Financial Statements for additional information related to this acquisition. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses are composed of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments, and the Divested and Run-off Businesses as described above. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment.

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

PGIM

Provides investment management services and solutions related to public fixed income, public equity, real estate debt and equity, private credit and other alternatives, and multi-asset class strategies, to institutional and retail clients globally, as well as our general account.

Products

Our products and services are offered through the following seven businesses:

•PGIM Fixed Income - provides global active asset management services across public fixed income markets.
•Jennison Associates - provides active fundamental public equity and fixed income asset management services across an array of growth, value, global and specialty equity strategies, as well as long-duration fixed income strategies.
•QMA - provides systematic quantitative equity and global multi-asset strategies as well as customized client solutions.
•PGIM Private Capital - provides private credit solutions across the risk spectrum including investment grade, high yield, direct lending and mezzanine financing.
•PGIM Real Estate - provides a broad range of public and private real estate debt and equity strategies.
•PGIM Investments - manufactures and services retail investment management products primarily utilizing PGIM’s asset managers across U.S. and European retail markets.
•PGIM Global Partners - operates local asset management businesses in Taiwan and India, and has interests in asset management operating joint ventures in China and Italy. Each of these businesses serves both individual and institutional clients.

We hold co- and seed investments in some of our investment products for regulatory purposes to co-invest alongside clients or to seed new products or investment strategies to develop a track record.

Marketing and Distribution

We primarily distribute products through the following channels:

•Institutional
◦Proprietary sales force for each PGIM business with independent marketing and client service teams.
◦PGIM’s Institutional Relationship Group, which develops relationships with, and introduces PGIM’s broad capabilities to, large institutions globally.

•Retail
◦Third-party intermediaries and product manufacturers/distributors globally who include our investment options in their products and platforms.
◦Distribution channels associated with other Prudential business segments.
◦Licensed sales professionals within Prudential Advisors, Prudential’s proprietary nationwide sales organization.

•General Account
◦Provide investment management services across a broad array of asset classes for our general account.

PGIM (Continued)

Revenues and Profitability
Our revenues primarily come from:
•Asset management fees which are typically calculated based upon a percentage of assets under management. In certain asset management arrangements, we also receive performance-based incentive fees when the return on the managed assets exceeds certain benchmark returns or other performance targets.
•Transaction fees earned in connection with the structuring, sale or purchase of assets, primarily related to real estate and private fixed income.
•Investment returns from co- and seed investing.
•Revenues from commercial mortgage origination and servicing.

Our profitability is substantially impacted by:
•Macro market movements (e.g., interest rates, credit spreads and equity market performance).
•Our ability to achieve investment returns above the target benchmarks.
•Our ability to attract and retain client investments.

Competition
We compete with numerous asset managers and other financial institutions. For our investment management products, we compete based on a number of factors, including investment performance, strategy and process, talent, organizational stability and client relationships.

We offer products across multiple asset classes, with specialized investment teams that employ approaches designed to add value in each product area or asset class. Our organizational stability and robust institutional and retail businesses have helped attract and retain talent critical to delivering investment results for clients. Our private credit and commercial real estate lending businesses compete based on price, terms, execution and the strength of our relationship with the borrower.

U.S. Businesses—U.S. Workplace Solutions Division
Retirement
Develops and distributes retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors.

Products
We offer a variety of products and services through the following two businesses:
Full Service
•A broad range of products and services to assist in the design, delivery and administration of defined contribution, defined benefit and non-qualified retirement plans, and retail Individual Retirement Accounts (“IRA”).
•Recordkeeping and administrative services, actuarial consulting services, tailored participant education and communication services, comprehensive investment offerings and consulting services to assist retirement plan sponsors in managing fiduciary obligations.
•General Account and Separate Account Stable Value products - generally contain an obligation to credit interest at a specified rate for a specified period of time and to repay account balances over time, or market value upon contract termination. These products are either fully or partially participating with annual or semi-annual rate resets subject to certain contractual minimums, giving effect to previous investment experience and other factors depending on the products.
•Other investment products - include fee-based products through which customer funds are held in separate accounts, retail mutual funds, institutional funds or bank collective trusts advised by affiliated and non-affiliated investment managers, as well as synthetic guaranteed investment contracts, and guaranteed minimum withdrawal benefit products.

Institutional Investment Products
•Payout Annuities: products that provide a predictable source of monthly income, generally for the life of the annuitant.
◦Pension risk transfer - non-participating group annuity insurance and reinsurance contracts issued to pension plan sponsors and intermediaries, under which we assume all investment and actuarial risk associated with a group of specified participants within a plan in return for a premium typically paid as a lump-sum at inception.
◦Pension risk transfer - longevity reinsurance contracts with counterparties from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties. Premiums for these products are typically paid over the duration of the contract as opposed to a lump-sum at inception.

Products (continued)
•Stable Value: products where our obligations are backed by our general account, where we bear some or all of the investment and asset-liability management risk, depending on the product.
◦Investment-only products - for use in institutional capital markets and qualified plans primarily including fee-based wraps through which customers’ funds are held in a client-owned trust and investment results pass through to the customer. We earn fee revenue for providing a guaranteed minimum interest rate backed by the general account.
◦Guaranteed Investment Contracts and Funding Agreements - contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination.
•Other products: include structured settlements and other group annuities.

Marketing and Distribution
We primarily distribute products through the following channels for the two businesses:
Full Service
•Proprietary sales and support teams.
•Third-party financial advisors, brokers, benefits consultants, and investment consultants.
•Directly to plan sponsors.

Institutional Investment Products
•Pension risk transfer through actuarial consultants and third-party brokers.
•Structured settlements through third-party specialized brokers.
•Voluntary income products and other group annuities through the defined contribution portion of our full service business and directly to plan sponsors.
•Stable value products through our proprietary sales force and third-party intermediaries.

Retirement (Continued)

Revenues and Profitability

Our revenues primarily come in the form of:
•Premiums associated with insurance and reinsurance contracts and our payout annuities.
•Policy charges and fee income associated with recordkeeping and other administrative services, and investment products (including fee-based stable value) that we offer. Policy charges and fee income are primarily based on account values and/or number of participants.
•Investment income (which contributes to the net spread over interest credited on our products and related expenses).

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
Full Service - we compete primarily based on:
•Pricing
•Breadth of our service and investment offerings
•Expertise of our employees
•Investment performance
•Technology
•Our ability to offer product features to meet the retirement income needs of our clients
While we continue to have heightened pricing pressures (driven by competition, contractual limits on fee income, the influence of both intermediaries and regulations requiring more standard and consistent fee disclosures across industry providers), this business has experienced strong persistency in recent years.

Institutional Investment Products - we compete primarily based on:
•Pricing
•Structuring capabilities
•Our ability to offer innovative product solutions and successfully execute large-scale transactions
We are a leader in providing innovative pension risk management solutions to plan sponsors and in the stable value market. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise.

U.S. Businesses—U.S. Workplace Solutions Division
Group Insurance

Develops and distributes a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans. Also sells accidental death and dismemberment and other supplemental health solutions and provides plan administration services in connection with its insurance coverages.

Products

We offer a variety of products and services through the following two businesses:

Group Life Insurance

•Employer-paid and employee-paid coverages for term life insurance, group universal life, group variable universal life, basic and optional accidental death and dismemberment insurance. Many of our employee-paid coverages allow employees to retain their coverage when they change employers or retire, and we offer waiver of premium coverage where required premiums are waived in the event the insured suffers a qualifying disability.

•Group corporate-, bank- and trust-owned life insurance in the form of group variable life insurance contracts utilizing separate accounts. These products are typically used by large corporations to fund deferred compensation plans and benefit plans for retired employees.

Group Disability Insurance

•Short-term and long-term group disability insurance, which protect against loss of wages due to illness or injury. Short-term disability generally provides weekly benefits for three to six months while long-term disability benefits are typically paid monthly, following a waiting period, and generally continue until the insured returns to work or reaches normal retirement age.

•Plan administration and absence management services.

Marketing and Distribution We primarily distribute products through a proprietary sales force organized around market segments in conjunction with employee benefit brokers and consultants.

Group Insurance (Continued)

Revenues and Profitability

Our revenues primarily come in the form of:

•Premiums and policy charges for our group life and group disability products.

•Investment income (which contributes to the net spread over interest credited on our products and related expenses).

Our profitability is substantially impacted by our ability to appropriately price our products, many of which include multiple year premium rate guarantees. We price our products based on:

•Underwriting practices and rating systems that consider company, industry and/or other experience.

•The expected pay-out of benefits and other costs that we calculate using assumptions for mortality and morbidity rates, interest rates and expenses, depending upon the specific product features.

Competition

We compete with other large, well-established life and health insurance providers in mature markets. We compete primarily based on brand recognition, service capabilities, customer relationships, financial strength, our range of product offerings and price. Our pricing of group insurance products is reflective of the large number of competitors in the marketplace. The majority of our premiums are derived from the National segment, which consists of large corporations, affinity groups and other organizations having over 5,000 insured individuals. We are seeking to grow our client base within the Premier segment, which consists of corporations, affinity groups and other organizations that have between 100 and 5,000 individuals. Employee-paid coverage is important as employers attempt to control costs and shift benefit decisions and funding to employees who continue to value workplace benefits. Our profitability is dependent, in part, on the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

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

Products
We offer a variety of products to serve different retirement needs and goals:
Variable Annuities
•The Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
•MyRockSM Advisors, a fee-based variable annuity launched in August 2019. In April of 2020, an optional Dynamic Income Benefit (“IB”) rider was added that provides longevity protection through a preset withdrawal percentage applied to a variable income base. In addition, the product offers either a basic death benefit, or a Return of Purchase Payment (“ROP”) death benefit. Both the IB and the ROP are available for an additional fee.
Indexed Variable Annuities
•The Prudential FlexGuardSM indexed variable annuity, launched in May 2020, offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual minimums and maximums, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides an ROP death benefit at no additional charge.
Discontinued Variable Annuities
•The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. Sales of this product have been discontinued as of December 31, 2020.
•The Prudential Premier® Retirement Variable Annuity with Legacy Protection Plus (“LPP”) provides an optional enhanced death benefit based on the purchase payments rolling up at a preset rate on an annual basis until certain events occur, such as the death of the first owner (or annuitant if entity-owned) or the roll-up cap is reached. Sales of this product have been discontinued as of December 31, 2020.
•The Prudential Defined Income® (“PDI”) Variable Annuity provides for guaranteed lifetime withdrawal payments but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to total purchase payments made to the contract, subject to annual roll-up increases until lifetime withdrawals commence, but does not have a highest daily benefit feature as discussed above. Sales of this product have been discontinued as of December 31, 2020.

Products (continued)
Fixed Annuities
•PruSecure®, and SurePathSM and SurePathSM Income, all single premium fixed index annuities, offer flexibility to allocate account balances between an index-based strategy and a fixed rate strategy. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years for PruSecure® and 1 or 3 years for SurePathSM and SurePathSM Income), subject to certain contractual minimums and maximums. The fixed rate strategy, not associated with an index, offers a guaranteed growth at a set interest rate for one year and can be renewed annually. Additionally, SurePathSM Income offers a benefit that provides for guaranteed lifetime withdrawal payments.
•The Prudential Fixed Annuity with Daily Advantage Income BenefitSM (“DAI”), a single premium fixed annuity launched in May 2020, provides principal protection as well as a guaranteed lifetime withdrawal income payment for an additional fee. The lifetime income amount increases daily without exposure to the equity market until the contractholder begins taking withdrawals.
•The Prudential Immediate Income Annuity (“PIIA”), a single premium immediate annuity, provides a regular stream of benefit payments. The payments are guaranteed, cannot be changed and are higher than those guaranteed on products that provide liquidity.

Marketing and Distribution
Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•Third-party broker-dealers
•Banks and wirehouses
•Independent financial planners
•Financial professionals, including those associated with Prudential Advisors, Prudential’s proprietary nationwide sales organization
•Independent Marketing Organizations (“IMO”) (specifically for SurePathSM and SurePathSM Income)
•LINK by Prudential, a personalized digital platform that connects customers to insurance professionals, through various channels (online, phone, video chat, or in person)

Individual Annuities (Continued)

Revenues and Profitability
Our revenues primarily come in the form of:
•Fee income from asset management fees and service fees, which represent administrative service and distribution fees from many of our proprietary and non-proprietary mutual funds. The asset management fees are determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity products (net of sub-advisory expenses related to non-proprietary sub-advisors).
•Policy charges and fee income representing mortality, expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premium, or guaranteed value, as applicable.
•Investment income (which contributes to the net spread over interest credited on certain products and related expenses).

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on:
•An evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs.
•Assumptions regarding investment returns and contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.

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

Products

We offer a variety of products that serve different protection needs and goals:

Variable Life - permanent coverage for life with potential to accumulate policy cash value based on underlying investment options

•Our variable life policies offer flexibility in payment options and the potential to accumulate cash value through a suite of underlying investment options or a fixed rate option.

•We offer different types of variable life policies that, in addition to the death benefit, are tailored to prioritize different goals, such as protection with moderate risk, growth with higher risk or legacy giving.

Term Life - coverage for a specified number of years with a guaranteed tax-advantaged death benefit

•Most of our term life policies offer an income tax-free death benefit, guaranteed premiums that will stay the same during the level-premium period and access to the death benefit while the policyholder is still alive to help them if they become terminally ill.

•Most of our term life policies also offer a conversion option that allows the policyholder to convert the policy into a permanent policy that can potentially cover the insured for life.

Universal Life - permanent coverage for life with the potential to accumulate policy cash value

•Our universal life policies offer flexibility in payment options and the potential to accumulate cash value in an account that earns interest based on a crediting rate determined by the Company, subject to contractual minimums.

•Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the performance of an external index over a 1-year period, subject to certain cap and participation rates and contractual minimums/maximums.

Marketing and Distribution

Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors, including:

•Third-party distribution

◦Independent brokers
◦Banks and wirehouses
◦General agencies and producer groups

•Prudential Advisors (Prudential’s proprietary nationwide sales organization)

◦Distributes Prudential life insurance, annuities and investment products with proprietary and non-proprietary investment options as well as select insurance, annuities and investment products from other carriers.

◦Offers certain retail brokerage and retail investment advisory services (through our dually-registered broker-dealer and investment advisor, Pruco Securities, LLC) including brokerage accounts, discretionary and non-discretionary investment advisory programs and financial planning services.

◦Continues to execute a solutions-oriented business model centered around client relationships while strengthening and driving Prudential’s brand promise.

◦Receives a market-based allowance from other Prudential business segments for distributing their products, which is eliminated between the segments in consolidation.

•Direct-to-Consumer

◦LINK by Prudential, a personalized digital platform that connects customers to insurance professionals, through various channels (online, phone, video chat, or in person).

◦Assurance IQ, a wholly-owned consumer solutions platform that leverages data science and technology to distribute a proprietary term life product (as well as other third-party health and financial wellness solutions) directly to retail shoppers primarily through its digital and agent channels.

Individual Life (Continued)

Revenues and Profitability

Our revenues primarily come in the form of:

•Premiums that are fixed in accordance with the terms of the policies.

•Policy charges and fee income consisting of in-force policy- and/or asset-based fees.

•Investment income (which contributes to the net spread over interest credited on our products and related expenses).

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on:

•Our assumptions of mortality and morbidity, persistency, interest rates, expenses, premium payment patterns, separate account fund performance and product generated tax deductions.

Competition

We compete with other large, well-established life insurance companies in a mature market. We compete primarily based on price, service (including the speed and ease of underwriting), distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value across a balanced product portfolio and consistent sales growth.

U.S. Businesses—Assurance IQ Division
Assurance IQ
Leverages data science and technology to primarily distribute third-party products (such as Medicare, health, life, property and casualty, and personal finance products) and a proprietary term life product directly to retail shoppers, primarily through its digital and agent channels. Additionally, Assurance IQ may help customers fulfill financial wellness needs by matching them with other product providers or intermediaries.

Products

Assurance IQ primarily distributes the following products:

•Medicare - third-party Medicare Supplement and Medicare Advantage for qualifying Medicare beneficiaries.

•Health Under 65 - third-party primary and supplemental health insurance that cover an individual’s medical and prescription expenses, including product coverage provided under the Affordable Care Act.

•Life - third-party life insurance products, including term life, final expense, and whole life protection, as well as a proprietary term life product. Some carriers’ products allow for accelerated underwriting to enable faster policy placement.

•Property and Casualty - third-party auto and home insurance coverage that indemnifies customers for loss caused by accidents, theft, natural disasters and other events where property damage or financial loss may occur.

•Personal Finance - third-party residential mortgage products for retail borrowers.

Marketing and Distribution

The Assurance IQ business model relies primarily on digital marketing and data science to reach prospective customers (“shoppers”) to, in turn, drive traffic to its distribution platform. Digital marketing includes traffic from various sources such as search, email, and social media. To a lesser extent, we also use traditional forms of marketing such as print and TV.

We primarily distribute products through the following channels:

•On Demand Agents - Commission-based, independent agents that are located across the United States. They work remotely, and collectively are licensed to sell various products in all 50 states.

•Hub Agents - Licensed agents employed by Assurance IQ who work in certain strategic locations across the U.S. or via work-at-home arrangements. Agents are compensated through a combination of base and incentive pay.

•Third-Party Agent Call Centers - Assurance IQ may contract with licensed agent call centers as a means of serving shoppers, especially during periods of peak shopper demand (e.g., Medicare annual election period in the fourth quarter).

•Digital - Shoppers can price and purchase many of Assurance IQ’s offerings completely online, without the involvement of an agent.

•Third-Party Case Referrals - Assurance IQ transfers shoppers in the form of calls, clicks and leads to selected marketing partners who may be able to alternatively serve a shopper’s specific needs for life, health, Medicare, property and casualty insurance, and various personal finance products.

Assurance IQ (Continued)

Revenue

Our revenues primarily come in the form of:

•Commissions received from product manufacturers.

•Case referral revenues earned from marketing partners related to the transfer of calls, clicks or leads.

Competition

We compete with large and small life, health and property and casualty retail distributors, third-party brokers, and other fintech and insurtech companies. We compete based on several factors, including: marketing reach and effectiveness; the ability to effectively match shoppers to the right products and solutions using data science; our capacity to meet shoppers’ demands; and the quality of our technology platform, which optimizes the customer experience and enables agents to efficiently service shoppers.

International Businesses

Develops and distributes life insurance, retirement products and certain accident and health products with fixed benefits to mass affluent and affluent customers through our Life Planner operations in Japan, Brazil, Argentina and Mexico. Also provides similar products through our Gibraltar Life and Other operations to broad middle income and mass affluent customers across Japan, our joint ventures in Chile, China, India and Indonesia, and our strategic investment in Ghana through multiple distribution channels (including banks, independent agencies and Life Consultants).

Products

Our products are classified into the following four categories:

Life Insurance Protection Products - include various traditional whole life products that provide either level or increasing coverage, and that offer limited or lifetime premium payment options. We also offer increasing, decreasing and level benefit term insurance products that provide coverage for a specified time period, as well as protection-oriented variable life products. Some of these protection products are denominated in U.S. dollars and some are sold as bundled products that, in addition to death protection, include health benefits or savings elements.

Retirement Products - include retirement income products that combine insurance protection similar to term life with a lifetime income stream that commences at a predefined age, savings-oriented variable life products that provide a non-guaranteed return linked to an underlying investment portfolio of equity and fixed income funds selected by the customer, and endowments that provide payment of the face amount on the earlier of death or policy maturity.

Annuity Products - primarily represented by U.S. dollar-denominated fixed annuities sold by our Gibraltar Life operations in Japan. Sales and surrenders of non-yen denominated products in Japan can be sensitive to foreign currency relationships which are impacted by, among other things, the comparative interest rates in their respective countries. Most of our fixed annuity products impose a market value adjustment if the contract is not held to maturity.

Accident and Health Products - provide benefits to cover accidental death and dismemberment, hospitalization, surgeries, and cancer and other dread diseases, often sold as supplementary riders and not as stand-alone products. We also offer waiver of premium coverage where required premiums are waived in the event the customer suffers a qualifying disability.

Marketing and Distribution

Our marketing and distribution efforts are conducted through the following proprietary agent models and third-party channels:

Proprietary agent models:

•Life Planners - focuses on selling protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. We believe that our recruiting and selection process, training programs and compensation packages are key to the Life Planner model and have helped our Life Planner operations achieve higher levels of agent retention, agent productivity and policy persistency.

•Life Consultants - is a proprietary distribution force for products offered by our Gibraltar Life operations. Their focus is to provide individual protection products to the broad middle income market, primarily in Japan, particularly through relationships with affinity groups. Our Life Consultant operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations.

Third-party channels:

•Bank Distribution Channel - sells primarily life insurance products intended to provide savings features, premature death protection and estate planning benefits as well as fixed annuity products primarily denominated in U.S. dollars. We view the bank distribution channel as an adjunct to our core Life Planner and Life Consultant distribution channels. A significant portion of our sales in Japan through our bank distribution channel are derived through a single Japanese mega-bank; however, we have relationships with each of Japan’s four largest banks as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

•Independent Agency Distribution Channel - sells protection products and high cash value products for retirement benefits through the corporate market and a variety of other products including protection and fixed annuity products through the individual market. Our focus is to maintain a diverse mix of independent agency relationships including corporate agencies and other independent agencies with a balanced focus on individual and corporate markets.

International Businesses (Continued)

Revenues and Profitability
Our revenues primarily come in the form of:
•Premiums that are fixed or flexible in accordance with the terms of the policies.

•Policy charges and fee income consisting of in-force policy- and/or asset-based fees.

•Investment income (which contributes to the net spread over interest credited on our products and related expenses).

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on:
•Local regulation, which is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each international insurance operation has its own underwriting department that employs variations of U.S. practices in underwriting individual policy risks. To the extent permitted by local regulation, we base premiums and policy charges for our products on expected death and morbidity benefits, surrender benefits, expenses, required reserves, interest rates, policy persistency and premium payment patterns. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

•Achieving a targeted rate of return for each operation, taking into account the country-specific costs of capital, risks, and competitive environment. The profitability of our products is impacted by differences between actual mortality, morbidity, expense, and investment experience and the related assumptions used in pricing these policies. As a result, the profitability of our products can fluctuate from period to period. Changes in local tax laws may also affect profitability.

Competition
The life insurance market in Japan is mature and pricing is competitive. Rather than competing primarily based on price, we generally compete on the basis of customer service, including our needs-based approach to selling, the quality and diversity of our distribution capabilities, and our financial strength. Demographic trends in Japan suggest an increasing opportunity for product innovation, introducing insurance products that allow for savings and income as a growing portion of the population prepares for retirement. The ability to sell through multiple and complementary distribution channels is also a competitive advantage; however, competition for sales personnel, as well as access to third-party distribution channels, is intense.

Corporate and Other

Includes corporate items and initiatives that are not allocated to our business segments as well as businesses that have been or will be divested or placed in wind-down status, except for the Closed Block. Results of the Closed Block, along with certain related assets and liabilities, are reported separately from the Divested and Run-off Businesses included in Corporate and Other.

Corporate Operations - consist primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, and tax credit and other tax-enhanced investments financed by business segments; (3) capital debt, including any related interest expense and financing costs, that is used or will be used to meet the capital requirements of the Company; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

Divested and Run-off Businesses - reflect the results of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We exclude these results from our adjusted operating income. Divested and Run-off Businesses include:

•Long-Term Care - in 2012, we discontinued sales of our individual and group long-term care insurance products. We establish reserves for these products in accordance with U.S. GAAP. We use best estimate assumptions as of the most recent loss recognition date when establishing reserves for future policyholder benefits and expenses, including assumptions for morbidity, mortality, mortality improvement, persistency, expenses and investment returns. Our assumptions also include our estimate of the timing and amount of anticipated future premium rate increases and policyholder benefit reductions which will require approval by state regulatory authorities.

•Other - recent transactions include: (1) in 2020, we sold our Korean insurance business and entered into an agreement to sell our Taiwanese insurance business, subject to regulatory approvals and customary closing conditions; (2) in 2019, we sold our Pramerica of Italy subsidiary; and (3) in 2018, we sold our Pramerica of Poland subsidiary and exited our PGIM Brazil operations, including the sale of our minority interest in a Brazilian asset management joint venture.

Closed Block Division

In connection with the demutualization in 2001, we ceased offering domestic participating individual life insurance and annuity products under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in-force participating products were segregated, together with assets to be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of assets that were expected to generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all policyholder benefits, expenses and taxes, and to provide for the continuation of the policyholder dividend scales that were in effect in 2000, assuming experience underlying such scales continued. No policies sold after demutualization have been added to the Closed Block, and its in-force business is expected to decline as we pay policyholder benefits in full.

The results of the Closed Block, along with certain related assets and liabilities, comprise the Closed Block division, which is treated as a divested business under our definition of adjusted operating income and reported separately from the other Divested and Run-off Businesses that are included in our Corporate and Other.

As discussed in Note 15 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales that were in effect in 2000 had been continued. Any experience in excess of amounts assumed may be available for distribution over time to Closed Block policyholders as part of policyholder dividends unless offset by future Closed Block experience that is less favorable than expected. This excess experience will not be available to shareholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from PICA’s assets outside of the Closed Block. A policyholder dividend obligation liability is established for any excess experience. Each year, the Board of Directors of PICA determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains and losses, mortality experience and other factors. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block division.

Our strategy is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminution as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the Commissioner of Banking and Insurance for the State of New Jersey, to enter into agreements to transfer all or any part of the risks underlying the Closed Block policies.

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
__________
(1)Long-term compensation expense for retirement eligible employees is recognized when awards are granted, typically in the first quarter of each year.
(2)Other related revenues include incentive fees, transaction fees, co- and seed investing results and commercial mortgage revenues.
(3)Reserve gains are typically higher/lower than the quarterly average. Excludes the impact of annual reviews and update of assumptions and other refinements and market experience updates.
(4)Impact of annual reviews and update of assumptions and other refinements. Excludes PGIM and Assurance IQ.
(5)Expenses are typically higher than the quarterly average in the fourth quarter.

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure. We enter into reinsurance agreements as the assuming entity as part of our normal product offering process (e.g., certain pension risk transfer products in the Retirement segment) or in order to facilitate an acquisition of a block of business.

The following table summarizes our use of reinsurance in each of our insurance reporting segments.

Segment	Primary Type of Reinsurance	Purpose
Retirement	Assumed	Assumed reinsurance as part of our reinsurance pension risk transfer products and in conjunction with our 2004 acquisition of CIGNA’s defined benefit and defined contribution business.
Group Insurance	Ceded	Ceded reinsurance on most products to limit losses from large claims (in response to client requests and for capital management purposes).
Individual Annuities	Ceded/Assumed
Ceded reinsurance with both third-party reinsurers and affiliates. The third-party reinsurance includes the following products:
•A portion of HDI v.3.0 variable annuity business issued between April 1, 2015 to December 31, 2016; and
•Certain fixed indexed annuity business (specifically for PruSecure® and SurePathSM) issued effective October 15, 2019. Under U.S. GAAP, this agreement is accounted for under deposit accounting.

Assumed reinsurance in conjunction with our 2006 acquisition of The Allstate Corporation (“Allstate”) variable annuity business as well as internally ceded and assumed reinsurance as part of our risk and capital management activities.

Individual Life	Ceded/Assumed	Ceded reinsurance with both third-party reinsurers and affiliates covering a variety of products to mitigate mortality risk and for capital management purposes. On policies sold since 2000, we have reinsured a significant portion of our mortality risk externally, with that portion varying over time depending on market factors and strategic objectives.

Assumed reinsurance in conjunction with our 2013 acquisition of The Hartford’s individual life insurance business.
International Businesses	Ceded	Ceded reinsurance with both third-party reinsurers and affiliates to mitigate mortality and morbidity risk for certain products and for capital management purposes.
Closed Block	Ceded	PICA cedes substantially all of the outstanding liabilities of the Closed Block into a statutory guaranteed separate account of a wholly-owned subsidiary, Prudential Legacy Insurance Company of New Jersey, primarily on a coinsurance basis. The reinsurance transaction provides a long-term and comprehensive capital framework for the Closed Block.

Intangible and Intellectual Property

We capture and protect the innovation in our financial services products by applying for federal business method patents and implementing trade secret controls, as appropriate. We also use numerous federal, state, common law and foreign service marks, including in particular “Prudential”, the “Prudential logo”, our “Rock” symbol and “PGIM”. We believe that the value associated with many of our patents and trade secrets, and the goodwill associated with many of our service marks, are significant competitive assets.

Since 2004, we have had an agreement with Prudential plc of the United Kingdom (“U.K.”), with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” Since 2019, the agreement has also included M&G plc of the U.K., the parent of The Prudential Assurance Company Limited, following its demerger from Prudential plc. The agreement restricts use of the “Prudential” and “Pru” names and marks in a number of countries outside the Americas, including Europe and most parts of Asia. Where these limitations apply, we combine our “Rock” symbol with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system and not necessarily our shareholders or debt holders. Many of the laws and regulations to which we are subject are regularly re-examined. Existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability, increase compliance costs, or increase potential regulatory exposure. In recent years we have experienced, and expect to continue to experience, extensive changes in the laws and regulations, and regulatory frameworks applicable to our businesses in the U.S. and internationally. Such changes may be accelerated or otherwise impacted by the new presidential administration in the United States. We cannot predict how current or future initiatives will further impact existing laws, regulations and regulatory frameworks.

In our international businesses, regulations may apply heightened requirements to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity and profitability. In some instances, regulators of a particular country may impose different, or more rigorous laws and requirements than in the U.S. or other countries to protect customers or their financial system from perceived systemic risk, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy. In addition, certain of our international operations face political, legal, operational and other risks that we may not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with independent contractor or franchisee status, workers’ associations and trade unions, nationalization or expropriation of assets, price controls and currency exchange controls or other restrictions that limit our ability to transfer funds from these operations out of the countries in which they operate or to convert local currencies we hold into U.S. dollars or other currencies. Some jurisdictions in which we operate joint ventures restrict our maximum percentage of ownership, which exposes us to additional operational, compliance, legal and joint venture partner risks and limits our array of potential remedies in the event of a breach by a partner.

The primary regulatory frameworks applicable to the Company are described further below under the following section headings:

•Dodd-Frank Wall Street Reform and Consumer Protection Act
◦Rescission of Designation
◦Initiatives Regarding Dodd-Frank and Financial Regulation
•ERISA
•Fiduciary Rules and other Standards of Care
•U.S. State Insurance Holding Company Regulation
•U.S. Insurance Operations
◦State Insurance Regulation
◦U.S. Federal and State Securities Regulation Affecting Insurance Operations
◦U.S. Federal and State Health Insurance Plan Regulation
◦Other Consumer Protection Regulation
•International Insurance Regulation
•U.S. Investment and Retirement Products and Investment Management Operations
•U.S. Securities and Commodity Operations
•International Investment and Retirement Products and Investment Management Operations
•Derivatives Regulation
•Privacy and Cybersecurity Regulation
•Anti-Money Laundering and Anti-Bribery Laws
•Environmental Laws and Regulations
•Unclaimed Property Laws
•Taxation
◦U.S. Taxation
◦International Taxation
•International and Global Regulatory Initiatives
•Regulatory Response to the COVID-19 Pandemic

Several of our domestic and foreign regulators participate in an annual supervisory college facilitated by the New Jersey Department of Banking and Insurance (“NJDOBI”). The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of the Company’s risk profile. The most recent supervisory college was held in October 2020.

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

 Dodd-Frank Wall Street Reform and Consumer Protection Act

Rescission of Designation

In October 2018, the Financial Stability Oversight Council (“FSOC” or the “Council”) rescinded the Company’s designation as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a result of the Council’s rescission of the Company’s Designated Financial Company status, the Company is no longer subject to supervision and examination by the FRB or to the prudential standards applicable to Designated Financial Companies under Dodd-Frank.

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

Initiatives Regarding Dodd-Frank and Financial Regulation

In November 2017, the U.S. Department of the Treasury released a report titled “Financial Stability Oversight Council Designations,” with recommendations on the Council’s standards and processes for the designation and continued designation of Designated Financial Companies. In addition, in October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019, FSOC revised its interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach FSOC intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes FSOC intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which, if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

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

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our annuities and retirement businesses and resulted in increased compliance costs. In December 2020, the DOL finalized a new prohibited transaction exemption that became effective on February 16, 2021, which replaces the previously vacated “best interest contract exemption,” and extended its non-enforcement relief to December 2021. The new exemption will allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. We are continuing to assess the implications of the final prohibited transaction exemption and accompanying interpretive guidance for our businesses.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards became effective on June 30, 2020. The new standards apply to recommendations to purchase certain products offered by our PGIM, Retirement, Individual Annuities and Individual Life businesses, and have resulted in increased compliance costs, in particular in our Prudential Advisors distribution system, which we include in the results of our Individual Life segment.

U.S. State Standard of Care Regulation

In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation states the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards. For example, in July 2018, the New York State Department of Financial Services (“NY DFS”) issued an amendment to its suitability regulations which imposes a best-interest standard on the sale of annuity and life insurance products in New York. The amendments became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020, and the Company has taken steps we believe are necessary to comply with the rules. In addition, in October 2018, the New Jersey Bureau of Securities issued a proposal that would impose a fiduciary standard on all New Jersey investment professionals. Also, the Massachusetts Securities Division adopted a fiduciary standard of conduct which applies to broker-dealers and its agents, which has been enforced since September 1, 2020.

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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC is developing a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance groups. A final version of the calculation is expected to be adopted in 2021, followed by implementation in 2022.

•Macroprudential Framework. The NAIC is developing a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC is currently developing a liquidity stress testing framework and is updating its models and policies to enhance regulators’ resolution and recovery abilities.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In June 2018, NJDOBI, along with the insurance regulators of Arizona, Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. The NAIC’s Life Risk-Based Capital Working Group is developing updates to the RBC factors for invested assets. In April 2020, the NAIC adopted changes to expand current NAIC designations into the RBC calculation from six bond structures to twenty in order to conduct an impact analysis for 2020 year-end reporting.

•Longevity/Mortality Risk. The NAIC’s Longevity Risk Subgroup of the Life Insurance and Annuities Committee and Financial Condition Committee is developing recommendations to recognize longevity risk in risk-based capital related to annuities. Statutory reporting requirements on longevity risk were added in 2020 to allow the NAIC to understand the potential impact of risk-based capital changes being considered. The Company assumes this longevity risk primarily in its Retirement and Individual Annuities businesses. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for the year-end 2018 RBC calculation. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges. The NAIC is continuing to explore further guidance to improve regulators’ analysis and assessment of operational risks.

•Economic Scenario Generator (“ESG”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its ESGs used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the economic scenario generator prescribed for life and annuity statutory reserve and capital calculations. The NAIC is evaluating the vendor’s economic scenarios and other modifications. We cannot predict what impact a new ESG may ultimately have on our businesses.

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

The reserving framework for certain of our products and the regulatory capital requirements applicable to our business have undergone reexamination and revision in recent years, including in the following areas:

•Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving (“PBR”) approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the former formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principle-based reserving approach had a three-year phase-in period. Principle-based reserving will not affect reserves for policies in force prior to January 1, 2017.

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

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (VM-21), Actuarial Guideline 43 (“AG 43”), and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) aligning economically-focused hedge assets with liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection for AG 43 and C3 Phase II; and (iii) standardizing capital market assumptions and aligning total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. The NAIC is considering further changes to the Valuation Manual for future years.

•New York Variable Annuity and Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding our reserving methodologies for certain variable annuity and life insurance products, certain of our New York licensed insurance subsidiaries hold additional statutory reserves on a New York basis, which reduces their New York statutory surplus. None of our U.S. operating insurance companies are domiciled in New York, and these changes do not impact statutory reserves reported in our insurance subsidiaries’ states of domicile, or any states other than New York, and therefore do not impact RBC ratios; however, the agreed reserve methodologies may require us to increase our additional New York statutory reserves in the future. New York’s version of PBR, which became effective in January 2020, allows for modifications to the NAIC valuation model and New York’s modifications might require us to increase our New York statutory reserves. If we were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

•Principle-Based Reserving (“PBR”) for Non-Variable Annuities. The NAIC is developing a principle-based reserving framework for non-variable (fixed) annuity products in the accumulation and payout phases. We cannot predict what impact a new fixed annuity PBR framework may ultimately have on our businesses.

•Reinsurance. In 2019, the NAIC’s Statutory Accounting Principles Working Group revised the statutory accounting rules regarding reinsurance credit with respect to the risk transfer requirements for group life yearly renewable term reinsurance agreements, effective January 1, 2021. The Company has amended the relevant applicable agreements such that the revisions will not have a material impact on the reinsurance credit we receive for yearly renewable term reinsurance, including in the group life insurance business.

•Yearly Renewable Term Reinsurance Reserve Credit. The NAIC’s Life Actuarial Task Force is also evaluating changes to its Valuation Manual relating to yearly renewable term reinsurance. The NAIC adopted interim changes effective in 2020 that adversely impact statutory reserve credit for yearly renewable term reinsurance related to our individual life insurance products being reserved using a principle-based approach. Field testing has been conducted and discussions are currently underway to develop a long-term solution. We cannot predict what impact a long-term solution may ultimately have on our businesses.

•Credit for Reinsurance Model. During 2019, the NAIC approved revisions to the Credit for Reinsurance Model Law and Credit for Reinsurance Model Regulation to make the models consistent with the provisions of the U.S.’s bilateral covered agreements with the European Union (“E.U.”) and the U.K. with respect to reinsurance collateral requirements. The revisions eliminate reinsurance collateral requirements applicable to E.U. and U.S. reinsurers meeting certain minimum requirements. The revisions also eliminate the requirements to maintain a local presence to do business in the E.U. or U.K. or post collateral in any E.U. jurisdiction or the U.K. The amended model law will become applicable to the Company as it is adopted by each domiciliary state. Each E.U. jurisdiction and the U.K. must also enact the provisions of the covered agreements into local law/regulation.

•Surplus Notes. The NAIC’s Statutory Accounting Principles Working Group is evaluating changes to the accounting rules regarding surplus notes with linked assets. These changes could result in the classification of the surplus notes as debt instead of surplus and require linked assets to be treated as non-admitted assets. These changes would materially adversely impact the statutory financial position of the Company’s captive reinsurance subsidiaries that use credit-linked note structures to finance Regulation XXX and Guideline AXXX reserves. Also, in May 2020, the NAIC adopted enhanced disclosures on surplus notes that became effective for year-end 2020 reporting.

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
Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. We have been subject to market conduct examinations relating to our marketplace activities, including with respect to the policies and procedures we use to locate guaranteed group annuity customers and establish related reserves. Market conduct examinations by state regulatory authorities have resulted and may in the future result in us increasing statutory reserves, changing operational processes and procedures, and could result in the imposition of fines or other discipline.

Long-Term Care Rate Regulation

During 2019, the NAIC established a new Long-Term Care Insurance Task Force under the Executive Committee. It is charged with (1) developing a consistent national approach for reviewing long-term care insurance rates that result in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, and (2) ensuring consumers are provided with meaningful options to modify their contract benefits in situations where the premiums are no longer affordable due to rate increases. The task force has in turn established several workstreams regarding these and other related issues, including guaranty funds and reserving. We cannot predict whether this initiative will ultimately result in changes to the regulations applicable to our long-term care business, or how those changes will impact the Company.

Data and Underwriting

During 2020, the NAIC Accelerated Underwriting Working Group evaluated insurers’ use of external data and data analytics in accelerated life insurance underwriting and is considering, if appropriate, drafting guidance for states.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. The majority of state guaranty association laws provide a tax offset for a percentage of the assessment against future years’ premium taxes. For the years ended December 31, 2020, 2019 and 2018, we paid $1 million, $2 million and $2.3 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves totaling approximately $30 million as of December 31, 2020, for future assessments relating to insurance companies that are currently subject to insolvency proceedings, including Penn Treaty Network America Insurance Company, Executive Life of California and Lincoln Memorial Life Insurance Company.

In 2017, the NAIC approved amendments to the Life and Health Insurance Guaranty Association Model Act to address issues relating to long-term care insurance-related insolvencies. The amendments will spread costs from future long-term care insurance-related insolvencies across the entire health and life insurance industry, resulting in increased assessments for life insurers. The amended model law will become applicable to us as it is adopted by each state. Prior insolvencies will not be included under these amendments. Given our current market share of the impacted lines of business, we expect our cost related to future insolvencies, net of premium tax offsets available under current state laws, would be a small percentage of the gross industry liability.

U.S. Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance, variable annuity and mutual fund products generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Certain of our insurance subsidiaries are subject to SEC public reporting and disclosure requirements based on offerings of these products. Federal and some state securities regulation similar to that discussed below under “—U.S. Investment and Retirement Products and Investment Management Operations” and “—U.S. Securities and Commodities Regulation” affect investment advice, sales and related activities with respect to these products.

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

Federal Insurance Office

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council, monitoring the insurance sector and representing the U.S. on prudential aspects of international insurance matters, including at the International Association of Insurance Supervisors (“IAIS”).

U.S. Federal and State Health Insurance Plan Regulation

The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education Reconciliation Act (together, the “Affordable Care Act”), as well as state insurance laws, include numerous provisions governing the marketing and sale of health insurance plans. Congress from time to time considers health care reform that could decrease or increase the attractiveness of health insurance products sold by Assurance IQ, or have an unfavorable or favorable effect on our ability to earn revenues from sales of these products. In addition, the marketing and sale of Medicare Advantage products by Assurance IQ is subject to federal laws, regulations and guidelines issued by the U.S. Centers for Medicare and Medicaid Services.

Other Consumer Protection Regulation

Assurance IQ engages in certain marketing activities and sales of third-party insurance products and residential mortgage loan products that are subject to a variety of federal and state consumer protection laws and regulations, including the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Federal Trade Commission Act, and other laws and regulations enforced by the Federal Trade Commission, Consumer Financial Protection Bureau, state Attorneys General, and/or state Departments of Banking.

International Insurance Regulation

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and the Japanese FSA, the financial services regulator in Japan. In addition to Japan, we operate insurance companies in Argentina, Bermuda, Brazil, Mexico and Taiwan, and have insurance operations in China, India, Indonesia and Malaysia through joint ventures, and in Ghana through a strategic investment. The insurance regulatory bodies for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of insurance sales staff; (3) insurance product approvals; (4) sales practices; (5) claims payment practices; (6) permissible investments; (7) solvency and capital adequacy; and (8) insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses. Finally, insurance regulatory authorities in the various jurisdictions in which our insurance companies are domiciled, including Japan, must approve any change of control of Prudential Financial or the insurance companies organized under their laws.

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

Japan Capital and Solvency Regulation. Our Japan insurance operations are currently subject to a capital standard known as the Solvency Margin Ratio framework (“SMR”). This standard prescribes the manner in which an insurance company’s capital is calculated and is meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. The Japan FSA has in recent years asked insurance market participants to engage in a series of annual field tests of a new market based alternative to the SMR framework called the Economic Solvency Ratio (ESR) that follows the IAIS’ Risk-based Global Insurance Capital Standard (“ICS”), which is described below under “—Other International and Global Regulatory Initiatives.” We anticipate that the ESR will be implemented by 2025 which aligns with the ICS timeline. The IAIS established 2020 –2024 as the five-year monitoring period for observing how the ICS performs over an economic cycle. It is possible that adjustments to the ICS may be made during this time period. Therefore, the Company will conduct field tests for ICS while the Japan insurance operations will conduct field tests for ESR.

Dividend Payment Limitations

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that our subsidiaries can pay to shareholders. See Note 16 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Insurance Guaranty Fund Assessments

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance guaranty law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its proportionate share of new business written by all member insurers. For the years ended December 31, 2020, 2019 and 2018, we paid approximately $24 million, $23 million and $22 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

U.S. Investment and Retirement Products and Investment Management Operations

Our retirement and investment products and services are subject to federal and state securities and fiduciary laws, ERISA, and other laws and regulations. The SEC, FINRA, the Commodity Futures Trading Commission (“CFTC”), National Futures Association (“NFA”), state securities commissions, state banking and insurance departments, DOL and the Department of the Treasury are the principal U.S. regulators that regulate our retirement and investment management operations. In some cases, our domestic U.S. investment operations are also subject to non-U.S. securities laws and regulations.

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

Congress from time to time considers or enacts legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. Over time, these changes could limit our sales of defined benefit and defined contribution pension products and services and cause sponsors to discontinue existing plans for which we provide investment management, administrative, or other services; conversely, these changes could also increase the attractiveness of certain products and services we offer in connection with such plans.

In December 2019, Congress enacted the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is expected to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals to 72 and removing the age cap (70 1/2) for making IRA contributions. The Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years.

Implementation of the SECURE Act provisions and the issuance of related regulatory guidance is still ongoing and under consideration by plan sponsors and providers; therefore, it is difficult to assess its impact on our businesses at this time.

In March 2020, in response to the COVID-19 pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which waived Required Minimum Distributions for 2020, increased the amount qualified individuals may borrow from defined contribution plans from $50,000 to $100,000, and allowed qualified individuals to withdraw from defined contribution plans and individual retirement arrangements up to $100,000 penalty-free through December 31, 2020, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). The CARES Act also permits the Company to suspend troubled debt restructuring (“TDR”) accounting under GAAP in certain circumstances for a period extending until December 31, 2021.

On December 27, 2020, in response to the COVID-19 pandemic, Congress enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes a provision that changes the floor interest rates used for Definition of Life Insurance (“DOLI”) testing under Section 7702 of the Internal Revenue Code of 1986, as amended (the “Code”), and Modified Endowment Contract (“MEC”) testing under Section 7702A of the Code. The change is intended to better reflect the current low interest rate environment and, for contracts issued on or after January 1, 2021, may increase the DOLI and MEC limits and allow more premium payments relative to the death benefit. We are currently evaluating the impacts that this change will have on our products.

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

International Investment and Retirement Products and Investment Management Operations

Our non-insurance international operations are supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the U.K., Ireland, India, Hong Kong, Mexico, Germany, Luxembourg, the Netherlands, China and Singapore, and participate in investment-related joint ventures in Italy and China and a retirement related joint venture in Chile. These businesses may provide products such as investment management products and services, mutual funds, separately managed accounts and retirement products. The regulatory authorities for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of investment product sales staff; (3) sales practices; (4) solvency and capital adequacy; (5) mutual fund product approvals and related disclosures; and (6) securities, commodities and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

On January 31, 2020, the U.K. exited the E.U. following a non-binding referendum in June 2016, with a transition period in relation to existing laws and regulations which ended on December 31, 2020. The U.K. and E.U. have entered into a new trading relationship under the E.U.-U.K. Cooperation Agreement; however, discussions in relation to financial services remain ongoing. The outcome of the negotiations will determine the ultimate impact of the exit on our operations and investments in those jurisdictions and may lead to volatility in currency exchange rates and asset prices, as well as changes in regulation. In the event the exit results in future restrictions on cross-border trade in financial services and products between the U.K. and the E.U., PGIM may incur additional expenses and operational burdens in order to ensure compliance with such restrictions. In anticipation of the exit, PGIM has implemented a number of steps to minimize disruption to its existing business, including forming new legal entities and securing licenses and permissions in certain E.U. countries, and engaging in client communications.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2021, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

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
•require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Some countries have also instituted laws requiring in-country data processing and/or in-country storage of the personal data of its citizens. Compliance with such laws could result in higher technology, administrative and other costs for us and could affect how products and services are offered or require us to structure our businesses, operations and systems in less efficient ways.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S., the Federal government has proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act, which we expect to largely become effective in 2023. Internationally, a number of countries such as Brazil and Argentina have enacted or are considering enacting GDPR-like regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a similar regulation effective March 2017 and other states have either implemented the Model Law or are anticipated to implement it in the near future.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, we have developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises and a response readiness assessment with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

Taxation

U.S. Taxation

The Company and certain domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate tax returns. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”), foreign taxes applied at a different tax rate than the U.S. rate and certain tax credits. For tax years prior to 2018, the applicable statutory federal income tax rate was 35%. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. A future increase in the applicable statutory federal income tax rate above 21% would adversely impact the Company’s tax position. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 16 to the Consolidated Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

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

The GILTI provision applies a minimum U.S. tax to earnings of foreign subsidiaries in excess of a 10% deemed return on tangible assets of consolidated foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. The amount of tax in any period on GILTI can depend on annual differences between U.S. taxable income recognition rules and taxable income recognition rules in the country of operations and the overall taxable income of U.S. operations, as well as U.S. expense allocation rules which limit the amount of foreign tax credits that can be applied to reduce the U.S. tax on the GILTI. Under certain circumstances, the taxable income of U.S. operations may cause more than 50% of earnings of foreign affiliates to be subject to the GILTI provision. In years that the U.S. consolidated PFI group incurs a net operating loss or has a loss from domestic businesses, the GILTI provision would operate to cause a loss of U.S. tax benefits for some or all of those losses, effectively increasing the tax on foreign earnings.

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

Since the enactment of the Tax Act of 2017, the Treasury Department and the Internal Revenue Service (“IRS”) promulgated Proposed and Final Regulations on a number of provisions within or impacted by the Tax Act of 2017, including GILTI, foreign tax credits, net interest deductibility and the BEAT. Regulations were issued making it clear that benefit and claim payments made by our U.S. insurance businesses to our foreign affiliates on reinsurance assumed by the U.S. affiliates should not be considered to be base erosion payments. During 2020, regulations were issued that allow taxpayers to elect to exclude income of foreign subsidiaries from being subject to tax under the GILTI provision if the income of the foreign subsidiary is subject to local tax in excess of 18.9%. Other life insurance and financial services companies may benefit more or less from these tax law changes, which could impact the Company’s overall competitive position. Notwithstanding the enactment of the Tax Act of 2017, the President, and Congress, as well as state and local governments, may continue to consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.

The U.S. federal tax law provides that an election may be made pursuant to Internal Revenue Code Section 952 (the “952 election”) to subject earnings from certain insurance operations to tax in the U.S. in the tax year earned, net of related foreign tax credits. The Company made the 952 election effective for the 2017 and later tax years with respect to its affiliates incorporated in Brazil. In October 2019, the IRS issued a legal memorandum applicable to all taxpayers in which the IRS argues that the election became inoperable in 1998. The Company disagrees with the IRS’s position and intends to defend its position. If the Company is ultimately not successful, it will not be able to claim a U.S. tax credit for the Brazil taxes in excess of the U.S. tax rate, and thus will have a higher tax expense over time. For additional information on the 952 Election, see Note 16 to the Consolidated Financial Statements.

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

U.S. federal tax law generally permits tax deferral on the inside build-up of investment value of certain retirement savings, annuities and life insurance products until there is a contract distribution and, in general, excludes from taxation the death benefit paid under a life insurance contract. The Tax Act of 2017 did not change these rules, though it is possible that some individuals with overall lower effective tax rates could be less attracted to the tax deferral aspect of the Company’s products. The general reduction in individual tax rates and elimination of certain individual deductions may also impact the Company, depending on whether current and potential customers have more or less after-tax income to save for retirement and manage their mortality and longevity risk through the purchase of the Company’s products. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuities products.

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

In March 2020, in response to the COVID-19 pandemic, Congress enacted the CARES Act. One provision of the CARES

Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for up to five years. See “Income Taxes” in Note 2 to the Consolidated Financial Statements for more information.

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

The Japan national corporate tax rate is 23.2% for tax years beginning on or after April 1, 2018. In addition, there are local income taxes that are applied to our income earned in Japan. The Japanese consumption tax rate was increased from 8% to 10% on October 1, 2019. Insurance commissions paid to our Life Planners and Life Consultants are subject to consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums.

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

In July 2013, we, along with eight other global insurers, were designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. We remained designated as a G-SII until November 2018, at which point the FSB announced that it would not engage in an identification of G-SIIs based on the IAIS’ progress with development of the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). The Holistic Framework, which was adopted by the IAIS in November 2019, focuses on employing an Activities Based approach (“ABA”) to assessing and managing potential sources of systemic risk through enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning. In addition to the ABA elements, the Holistic Framework preserves the IAIS’ annual data collection and monitoring process. Upon the IAIS’ adoption of the Holistic Framework, the FSB announced that it has suspended the annual identification of G-SIIs until November 2022, when it will review the need to either discontinue or re-establish the annual process based on the initial years of implementation of the Holistic Framework.

In addition to its post financial crisis work on systemic risk, the IAIS developed the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. The non-capital related components of ComFrame were adopted by the IAIS in November 2019. The ICS, which is the capital adequacy component of ComFrame, entered a five-year monitoring phase beginning in 2020. During the monitoring phase, IAIGs are encouraged to report ICS results to their group supervisory authorities to support the IAIS’ efforts to obtain feedback on the appropriateness of the framework. The IAIS will use input from supervisory authorities and IAIGs as well as stakeholder feedback on a public consultation and the results of an economic impact assessment to further improve the ICS. The IAIS is scheduled to adopt a final version of the ICS, which it expects its member supervisory authorities to implement, in 2025.

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

Regulatory Response to the COVID-19 Pandemic

In March 2020, in response to the COVID-19 pandemic, Congress enacted the CARES Act, which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief.

See “U.S. Investment and Retirement Products and Investment Management Operations” and “Taxation - U.S. Taxation” above for more information about how specific provisions of the CARES Act impact our business.

Other governments and regulators, including the Japan FSA, the NAIC and state insurance regulators, have implemented, or are considering, a number of actions in response to the crisis, including delaying implementation of certain regulatory changes, temporarily waiving certain regulatory requirements and requiring or requesting insurers to waive premium payments and policy provisions and exclusions for certain periods of time. We do not know whether such changes will be temporary or permanent and we cannot predict what other actions governments will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.

Human Capital Resources

As of December 31, 2020, our employee population was comprised as set forth in the tables below:

Global Employee Profile
Region	Number of Employees(1)
U.S.	16,196
Non-U.S.	25,475
Total	41,671
 __________
(1)Presented on a full-time equivalent basis. Excludes independent contractors and other individuals classified as non-employees in their respective jurisdictions.

U.S. Employee Profile
Job Function	Women	People of Color
Executive	35%	24%
Management	48%	31%
Non-management	64%	37%
Total	50%	32%

Prudential’s Board of Directors, including its Corporate Governance and Business Ethics Committee, has oversight responsibility for our human capital resources, diversity and inclusion practices and corporate culture. Human capital is discussed by management at every Board meeting and, at least once per year, the Board devotes time to discuss human capital at each business and functional leadership level across the Company.

Attracting Employees

We believe that our success depends on our ability to attract, develop and retain talented, skilled, and motivated employees. We aim to attract individuals who share our commitment to creating accessible financial solutions that meet the long-term objectives of our global customers. Building a diverse and inclusive organization is a component of our strategic business initiative.

Developing Employees

Cultivating talent is a Company-wide priority. Our employee resources foster career development and offer learning and training opportunities for all employees along the career spectrum, such as:

•Our “Skills Accelerator,” a personalized platform that helps employees discover and develop future skills, explore new opportunities, and build a successful career at Prudential; and
•Our “Leadership Essentials” program that is designed to support leaders in building the skills needed to transition into and function effectively in a leadership role, enhance the impact of those currently in such roles, and enable notable increases in employee performance.

Also, we require U.S. employees to attend training programs addressing core issues such as understanding racism and everyday bias, building cultural intelligence, and using tools and techniques to support an inclusive culture. The goal of these training programs is for all employees to develop a baseline understanding of these concepts, which we expect will better equip us to solve the financial challenges of our increasingly diverse customers.

Retaining Employees

We believe that our rigorous talent acquisition process, provision of opportunities for professional enrichment and advancement throughout our employees’ careers, and our inclusive culture will enhance our ability to retain employees.

Prudential conducts a global employee engagement survey, entitled the “EQ Survey”. The EQ Survey solicits employee feedback addressing our culture, management, career opportunities, compensation and benefits. The results of the EQ Survey influence how we strengthen our culture and implement change within the Company. In 2020, over 83% of our global employees responded to the EQ Survey.

Protecting and supporting our employees is a priority at Prudential. At the outset of the COVID-19 pandemic, we quickly transitioned more than 97% of our U.S. workforce to remote working in a matter of days. Prudential continues to address the challenges our employees and their families face in maintaining balance and well-being during the ongoing pandemic.

Diversity and Inclusion at Prudential

We view inclusion, diversity and racial equity as a moral and business imperative. Our inclusive approach to human capital management starts with our Board of Directors. Our Board embodies diversity: 82 percent of Prudential’s independent directors are diverse. Our commitment to advance racial equity spans our talent practices, how we design and deliver our products, our investments and public policy work, and our support of community institutions.

To reinforce our commitment to diversity and inclusion in practice, in 2018, we instituted a long-term incentive compensation modifier for employees at the senior vice president level and above that is subject to a performance objective intended to improve the representation of diversity among senior management over the 2018 through 2020 performance period. We will report the results of this program in our 2021 proxy statement.

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

Information About our Executive Officers

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 19, 2021, were as follows:

Name	Age	Title	Other Public Directorships
Charles F. Lowrey	63	Chairman, Chief Executive Officer and President	None
Robert M. Falzon	61	Vice Chair	None
Ann M. Kappler	63	Executive Vice President and General Counsel	None
Kenneth Y. Tanji	54	Executive Vice President and Chief Financial Officer	None
Scott G. Sleyster	61	Executive Vice President and Head of International Businesses	None
Andrew F. Sullivan	50	Executive Vice President and Head of U.S. Businesses	None
Lucien A. Alziari	61	Executive Vice President and Chief Human Resources Officer	None
Stacey Goodman	58	Executive Vice President and Chief Information Officer	None
Candace J. Woods	60	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	59	Senior Vice President and Chief Risk Officer	None
Timothy L. Schmidt	62	Senior Vice President and Chief Investment Officer	None

Biographical information about Prudential Financial’s executive officers is as follows:

Charles F. Lowrey was elected Chairman of Prudential Financial in April 2019 and Chief Executive Officer, President and Director of Prudential Financial and PICA in December 2018. Previously, he served as Executive Vice President and Chief Operating Officer, International Businesses, of Prudential Financial and PICA from March 2014 to November 2018. He served as Executive Vice President and Chief Operating Officer, U.S. Businesses, of Prudential Financial and PICA from February 2011 to March 2014. He also served as Chief Executive Officer and President of Prudential Investment Management, Inc. from January 2008 to February 2011, and as Chief Executive Officer of Prudential Real Estate Investors (“PREI”) (now known as PGIM Real Estate), our real estate investment management and advisory business from February 2002 to January 2008. He joined the Company in March 2001, after serving as a managing director and Head of the Americas for J.P. Morgan’s Real Estate and Lodging Investment Banking group, where he began his investment banking career in 1988. He also spent four years as a managing partner of an architecture and development firm he founded in New York City.

Robert M. Falzon was elected Director of Prudential Financial in August 2019 and has served as Vice Chair of Prudential Financial and PICA since December 2018. Previously, he served as Executive Vice President and Chief Financial Officer of Prudential Financial and PICA from March 2013 to November 2018. Mr. Falzon has been with Prudential since 1983, serving in various positions. He served as Senior Vice President and Treasurer of Prudential Financial and PICA from 2010 to 2013. Previously he had been a managing director at PREI, Head of PREI’s Global Merchant Banking Group and Chief Executive Officer of its European business; a managing director at Prudential Securities; and regional vice president at Prudential Capital Group (now known as PGIM Private Capital).

Ann M. Kappler was elected Executive Vice President and General Counsel for Prudential Financial and PICA in September 2020. She served as Senior Vice President, Deputy General Counsel and Head of External Affairs from 2015 to 2020. She had served in various supervisory positions since 2009, including Deputy General Counsel and Head of External Affairs from 2014 to 2015, Chief Legal Officer for Litigation and Regulation from 2012 to 2014 and Chief Legal Officer for Corporate Services from 2009 to 2012. Prior to joining Prudential in 2009, she was a Partner at Wilmer Cutler Pickering Hale and Dorr, General Counsel at Fannie Mae, and a Litigation Partner at Jenner & Block. She started her career as a Judicial Law Clerk at the U.S. Supreme Court and the U.S. Court of Appeals, D.C. Circuit.

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

Candace J. Woods was elected Senior Vice President and Chief Actuary of Prudential Financial and PICA in November 2017. Prior to her current role, Ms. Woods served as Vice President and Chief Actuary for the Actuarial Center of Excellence within PICA. Also, Ms. Woods served as Vice President and Actuary from 2012 to 2013 and Vice President and Chief Actuary from 2013 to 2017 for Prudential’s International Businesses. From 2010 to 2012, Ms. Woods was Vice President and Actuary in Corporate Actuarial, and the appointed actuary for Pruco Life Insurance Company and Pruco Reinsurance. Ms. Woods joined Prudential in 1982.

Nicholas C. Silitch was elected Senior Vice President and Chief Risk Officer of Prudential Financial and PICA in May 2012. He is Chairman of the organization’s Enterprise Risk Committee and is a member of Prudential’s Senior Management Council. He joined Prudential in 2010 as Chief Credit Officer and Head of Investment Risk Management. Prior to joining Prudential, Mr. Silitch held the position of Chief Risk Officer of the Alternative Investment Services, Broker Dealer Services and Pershing businesses within Bank of New York Mellon.

Timothy L. Schmidt was elected Senior Vice President and Chief Investment Officer of Prudential Financial and PICA in December 2018. He chairs the Senior Asset Liability Committee and serves as Prudential’s representative to the Institute of International Finance’s Committee on Asset and Investment Management. Previously, Mr. Schmidt was the Head of Global Portfolio Management for Prudential from 2012 to 2018 and he was responsible for the overall asset/liability management for Prudential’s Retirement and Group Insurance businesses from 2010 to 2012. Prior to joining Prudential in July 2010, he served as Chief Financial Officer for MetLife’s Individual Business and had headed MetLife’s Wealth Strategy Group. Earlier in his 25-year tenure at MetLife, Schmidt held various positions in the investment organization, including Head of MetLife’s Portfolio Management Unit, as well as its Structured Finance and Government Securities unit.

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

The Company’s strategic risks include regulatory and technological changes and other external factors. These risks, as well as the sub-risks that may impact the Company, are discussed below. The Company’s risk management framework is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

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

The COVID-19 pandemic has increased and may continue to increase investment risk. The COVID-19 pandemic and its impact on the global economy has increased and may continue to increase the risk of loss on our investments due to default or deterioration in credit quality or value as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments—COVID-19.”

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

Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, such as the COVID-19 pandemic, as discussed below, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance), concentrations of employees or significant operations, and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.
•Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk in that it can emerge gradually over time. Longevity products, such as annuities, pension risk transfer and long-term care, may experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected mortality improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long term as the excess outflow is paid over time.
•Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

We use a variety of strategies to manage our mortality risks, including the use of reinsurance and derivative instruments. These strategies, however, may not be fully effective and may lead to payments to counterparties in excess of recoveries depending on how actual mortality experience emerges and on future changes in the level of premiums we pay to reinsurers. We may also benefit from offsetting impacts between our mortality and longevity products in adverse mortality or longevity scenarios, however the extent of this offset may vary.

Certain of our insurance products are subject to morbidity risk, which is the risk that either incidence or continuation experience deviates adversely from what is expected. Morbidity risk is a biometric risk that can manifest in the following ways:

•Morbidity incidence is the risk that the rate at which policyholders become unhealthy (and qualify for benefits under insurance policies) deviates adversely from what is expected. We are primarily exposed to morbidity incidence risk through short-term disability products, long-term disability products, long-term care products, and the accident and health products we sell in Japan and Taiwan.
•Morbidity continuation is the risk that the length of time for which policyholders remain unhealthy deviates adversely from what is expected. This risk is primarily in our disability and long-term care products.

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

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected. Policyholder behavior risk includes the following components:

•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as general account stable value products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.
•Policyholder behavior efficiency is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior efficiency risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Policyholder behavior efficiency is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long term as the excess outflow is paid over time.

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

The COVID-19 pandemic has increased and may continue to increase insurance risk. We expect COVID-19 to drive elevated levels of mortality in the near-term. The COVID-19 pandemic has caused and may continue to cause a mortality calamity. Elevated losses will reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, including the potential for further mutation, effectiveness of public health measures and availability and effectiveness of vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age and geographic distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

The pandemic may also result in a change in policyholder behavior, such as policyholders choosing to defer or stop paying insurance premiums. It may also result in a lapse calamity, as discussed above.

Additionally, as a result of COVID-19, we may experience elevated disability claims in our Group Insurance business.

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

For a discussion of the impact of changes in market conditions on our financial condition see Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

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

Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life and international insurance products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products and to a lesser extent certain international insurance products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels of our insurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

The COVID-19 pandemic has increased and may continue to increase market risk. During 2020, the COVID-19 pandemic caused market disruptions and volatility. Continued market disruptions and volatility may negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies. In addition, market conditions may further reduce the value of assets that we manage in our investment management business, which depends on fees related primarily to the value of assets under management. The decline in interest rates, in particular, may result in lower investment income, higher reserve levels and other consequences as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of a Low Interest Rate Environment.” Finally, low interest rates and poor equity market returns may result in increased pension and other postretirement benefit plan expenses and reduce our profitability.

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

The Company has four primary sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:

•Derivative collateral market exposure: Abrupt changes to interest rate, equity, and/or currency markets may increase collateral requirements to counterparties and create liquidity risk for the Company.
•Asset liability mismatch: There are liquidity risks associated with liabilities coming due prior to the matching asset cash flows. Structural maturities mismatch can occur in activities such as securities lending, where the liabilities are effectively overnight open transactions used to fund longer term assets.

•Wholesale funding: The Company depends upon the financial markets for funding (such as through the issuance of commercial paper, securities lending and repurchase arrangements and other forms of borrowings in the capital markets). These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
•Insurance cash flows: The Company faces potential liquidity risks from unexpected cash demands due to severe mortality calamity, customer withdrawals or lapse events. If such events were to occur, the Company may face unexpectedly high levels of claim payments to policyholders.

For a discussion of the Company’s liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

The COVID-19 pandemic has increased and may continue to increase liquidity risk. During 2020, the Company took significant actions to support liquidity as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Nevertheless, the impact of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

Operational Risk

Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events.

An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of organizational changes, including recent and planned changes related to the Company’s business transformation efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for additional information.

Operational Risk Types

•Processes: Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices; improper administration of our products; failure to adhere to clients’ investment guidelines.
•Systems: Failures during the development and implementation of new systems; systems failures.
•People: Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.
•External Events: External crime; cyber-attack, outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.
•Legal: Legal and regulatory compliance failures. See “Business—Regulation” for a discussion of the regulations applicable to the Company.

Potential Impacts

•Financial losses: The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.
•Customer impacts: The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.
•Regulatory fines or sanctions: When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.
•Legal actions: Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.

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

Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:

We are subject to business continuation risk, which is the risk that our operations, systems or data may be disrupted. We may experience a business continuation event as a result of:

•Severe pandemic, as we saw in 2020 with the COVID-19 pandemic, either naturally occurring or intentionally manipulated pathogens.
•Geo-political risks, including armed conflict and civil unrest.
•Terrorist events.
•Significant natural or accidental disasters.
•Cyber-attacks.

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

We are subject to the risk that we may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector and no organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:

•Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks cannot be fully mitigated using technology or otherwise.
•Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password.
•The risk associated with wrongdoers encrypting data (i.e., ransomware) or disrupting communications (i.e., denial of service) for the purposes of extortion continues to increase.
•Insurance and retirement services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.
•Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.
•We have also seen an increase in non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems, and we anticipate the attempts will become more common.
•We rely on third-parties to provide services as described further below. While we maintain certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

We may not adequately ensure the privacy of sensitive data. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. We have experienced cyber-security breaches as a result of which confidential and sensitive health-related information of our customers has been compromised. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

Third-parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third-parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third-parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third-parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States. In our investments in which we hold a minority interest, or that are managed by third-parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through our captive/affiliated distributors and third-party distributing firms. We also distribute third-parties’ products through our captive/affiliate distributors, including as part of our Assurance IQ business. Our captive/affiliated distributors are made up of large numbers of decentralized sales personnel who are compensated based on commissions. The third-party distributing firms generally are not dedicated to us exclusively and may frequently recommend and/or market products of our competitors. Accordingly, we must compete intensely for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, some regulators have been clear with expectations that product manufacturers retain significant sales practices accountability.

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and in recent years many of these rules have been revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling financial services products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus in regulatory examinations. These investigations and examinations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.

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

As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. Furthermore, our models might change as the result of new or changing laws or regulations.

We may not be able to protect our intellectual property and may be subject to infringement claims. We rely on a combination of contractual rights with employees and third-parties and on copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third-parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant, and our efforts may not prove successful. The inability to secure, protect or retain our intellectual property assets could have a material adverse effect on our business and our ability to compete.

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

The COVID-19 pandemic has increased and may continue to increase operational risk. One of the main impacts of the COVID-19 crisis has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included transitioning the vast majority of our global workforce to remote work arrangements. We have also made a number of operational changes to accommodate our customers as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19.”

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

In addition, tactical risks may become strategic risks. For example, we have considered and must continue to consider the impact of the prolonged low interest rate environment on new product development and continued sales of interest sensitive products.

Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•Financial sector regulatory reform.
•U.S. federal, state and local and non-U.S. tax laws, including BEAT and GILTI.
•Fiduciary rules and other standards of care.
•Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, accounting rules, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.
•Insurer capital standards in Japan and other non-U.S. jurisdictions.

•Privacy and cybersecurity regulation.

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

•Interaction with customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences may drive a need to redesign products. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model.
•Investment Portfolio. Technology may have a significant impact on the companies in which the Company invests. For example, environmental concerns spur scientific inquiry which may reposition the relative attractiveness of wind or sun power over oil and gas. The transportation industry may favor alternative modes of conveyance of goods which may shift trucking or air transport out of favor. Consumers may change their purchasing behavior to favor online activity which would change the role of malls and retail properties.
•Medical Advances. The Company is exposed to the impact of medical advances in two major ways. Genetic testing and the availability of that information unequally to consumers and insurers can bring anti-selection risks. Specifically, data from genetic testing can give our prospective customers a clearer view into their future, allowing them to select products protecting them against likelihoods of mortality or longevity with more precision. Also, technologies that extend lives will challenge our actuarial assumptions especially in the annuity-based businesses.

The COVID-19 pandemic has increased and may continue to increase strategic risk. The COVID-19 pandemic has caused and could continue to cause an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected. In addition, we expect near-term sales to be slowed by the impact of social distancing and financial hardship on our customers.

Finally, we expect that account values in our Full Service business will be impacted by the CARES Act, which provided qualified individuals the ability to withdraw from defined contribution plans and individual retirement accounts up to $100,000 penalty-free through December 31, 2020, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). We cannot predict what other actions governments will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.

The following items are examples of other factors which could have a meaningful impact on our business.

•We may not realize or sustain the expected benefits from programs we have announced, and these efforts could have a materially adverse effect on our business, operations, financial condition, results of operations and competitive position. In 2019, we began implementing a multi-year plan of programs designed to accelerate margin growth. If we do not successfully manage and execute these programs, or if they are inadequate or ineffective, we may fail to meet our financial goals and achieve anticipated benefits, improvements may be delayed, not sustained or not realized and our business, operations and competitive position could be adversely affected. These programs could result in unintended consequences or unforeseen costs, including distraction of our management and employees, attrition, inability to attract or retain key personnel, and reduced employee productivity, which could adversely affect our business, financial condition, and results of operations.

•We are subject to risks relating to the acquisition, and post-acquisition operations, of Assurance IQ, Inc. (“Assurance IQ”). In October 2019, we completed the acquisition of Assurance IQ (the “Acquisition”). For a description of Assurance IQ and the Acquisition, see Note 1 to the Consolidated Financial Statements. We are subject to certain risks relating to the Acquisition and the ongoing operations of Assurance IQ, and these risks could adversely affect, possibly materially, our business, results of operations, financial position or liquidity or prevent us from realizing the expected benefits from the Acquisition. These risks include the following:

◦We may not realize the growth, earnings, cost savings, efficiencies or synergies that we anticipated at the time of the Acquisition. This may result in the need to recognize an impairment of goodwill which could adversely affect our results of operations and financial condition.
◦There is the risk that we will be exposed to obligations and liabilities of Assurance IQ that are not adequately covered, in amount, scope or duration, by the indemnification provisions in the merger agreement or representation and warranty insurance policy, or reflected or reserved for in the financial statements of Assurance IQ.
◦The roles and responsibilities of certain members of the senior leadership of Assurance IQ have changed since the acquisition and may continue to change. There is a risk that Assurance IQ will lose key personnel or experience higher than expected employee attrition that could adversely affect the performance of the business.
◦Pursuant to the merger agreement, the Company has agreed to take, or refrain from taking, certain actions with respect to Assurance IQ prior to 2023, and a violation of this agreement may accelerate payment of the full amount of contingent payments.
◦The integration of Assurance IQ into our strategy is ongoing but it may take longer than expected. The integration has required and will continue to require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations.
◦The business of Assurance IQ is subject to certain regulation concerning its digital distribution model and diverse product offerings, which we were not subject to prior to the Acquisition.

•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and our other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including our Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of our insurance subsidiaries in Japan. Given the importance of our operations in Japan to our overall results, such downgrades could lead to a downgrade of Prudential Financial and our domestic insurance companies.

•The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect certain derivatives and floating rate securities we hold and floating rate securities we have issued, certain real estate lending and other activities conducted in PGIM, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. Recent supervisory guidance reinforces the importance of market participants preparing for LIBOR to be phased out beginning at the end of 2021 through June 30, 2023. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the United States. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts, (2) the adoption of fallback provisions through the Inter-Bank Offered Rate (“IBOR”) Fallbacks Protocol produced by the International Swaps and Derivatives Association, and (3) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, securities we have issued, real estate lending, and other activities we conduct in PGIM, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

•The changing competitive landscape may adversely affect the Company. In each of our businesses, we face intense competition from insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. Technological advances, changing customer expectations, including related to digital offerings, access to customer data, or other changes in the marketplace may present opportunities for new or smaller companies without established products or distribution channels to meet consumers’ increased expectations more efficiently than us. Fintech and insurtech companies and companies in other industries with greater access to customers and data have the potential to disrupt industries globally, and many participants have been partially funded by industry players. For example, in PGIM, we expect to see continued pressure on fees given the focus on passive investment and the growth of the robo-advice channel.

•Climate change may increase the severity and frequency of calamities, or adversely affect our investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long-term impacts on us from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio.

•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
◦A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
◦Sales of our investment-based and asset management products and services may decline, and lapses and surrenders of certain insurance products and withdrawals of assets from investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.
◦Changes in our discount rate, expected rate of return, life expectancy, health care cost and assumptions regarding compensation increases for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.

•Our reputation may be adversely impacted if any of the risks described in this section are realized. Reputational risk could manifest from any of the risks as identified in the Company’s risk identification process. Failure to effectively manage risks across a broad range of risk issues exposes the Company to reputational harm. If the Company were to suffer a significant loss in reputation, both policyholders and counterparties could seek to exit existing relationships. Additionally, large changes in credit worthiness, especially credit ratings, could impact access to funding markets while creating additional collateral requirements for existing relationships. The mismanagement of any such risks may potentially damage our reputational asset. Our business is anchored in the strength of our brand, our alignment to our values, and our proven commitment to keep our promises to our customers. Any negative public perception, founded or otherwise, can be widely and rapidly shared over social media or other means, and could cause damage to our reputation.

•Each of the risks identified in this section relating to the COVID-19 pandemic could also manifest in the event of future pandemics, epidemics or other public health crises.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Excluding our headquarters building and properties used by our International Businesses and the international investment operations of PGIM, which are discussed below, as of December 31, 2020, we conduct our business and home office functions in both owned and leased locations throughout the United States. We also conduct back-office functions in leased properties outside of the United States.

For our International Businesses, as of December 31, 2020, we own and lease home offices located in Japan, Argentina, Brazil, Mexico, Malaysia and Taiwan. We also conduct our business in owned and leased properties, primarily field offices, located throughout these same countries. For PGIM’s international investment operations, as of December 31, 2020, we lease home offices located in Japan and Taiwan. We also lease principal properties and other branch and field offices in other countries where PGIM conducts business.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own solely for investment purposes.

At our domestic home office properties, we are developing programs to reduce emissions. These programs include seeking ways to expand energy efficiency. For home office properties in the U.S., Brazil and Taiwan, we are also developing waste diversion measures including internal recycling and composting infrastructures and availing ourselves of third-party waste diversion programs. Our Prudential Tower home office property in Newark, New Jersey and our data center located in Plymouth, Minnesota have been awarded LEED Gold Certification from the U.S. Green Building Council.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” On January 31, 2021, there were 1,171,000 registered holders of record for the Common Stock and 397 million shares outstanding.

Issuer Purchases of Equity Securities

(c) The following table provides information about purchases by the Company during the three months ended December 31, 2020, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
October 1, 2020 through October 31, 2020	11,441	$66.34	0
November 1, 2020 through November 30, 2020	3,032	$73.13	0
December 1, 2020 through December 31, 2020	8,319	$77.04	0
Total	22,792	$74.34	0	$0
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.
(2)In December 2019, the Board authorized the Company to repurchase, at management’s discretion, up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. The Company suspended Common Stock repurchases under this authorization beginning April 1, 2020, after purchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020.

On February 4, 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021.

ITEM 6.    SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019, from the Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016, from consolidated financial statements not included herein.

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

Effective January 1, 2018, the Company converted its Gibraltar Life operations to a December 31 fiscal year end. This action eliminated the one-month reporting lag so that the reporting dates and periods of financial balances and results of Gibraltar Life are consistent with those of the Company. The establishment of a new fiscal year end for Gibraltar Life is considered a change in accounting principle to a preferable method and requires retrospective application. The Company believes this change in accounting principle is preferable given that it aligns the reporting dates of Prudential Financial and its subsidiaries, which allows for a more timely and consistent basis of reporting the financial position and results of Gibraltar Life. In order to effect this elimination, the Company restated prior periods’ equity which increased “Retained Earnings” by approximately $167 million as of December 31, 2016 and 2017. The impact to the Statements of Operations, Statements of Cash Flows, Statements of Comprehensive Income and other balance sheet captions, as a result of the elimination of the reporting lag, was not material for any of the periods presented.

This selected consolidated financial information should be read in conjunction with our MD&A and Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$31,140	$34,202	$35,779	$32,091	$30,964
Policy charges and fee income	6,029	5,978	6,002	5,303	5,906
Net investment income	17,410	17,585	16,176	16,435	15,520
Asset management and service fees	4,391	4,239	4,100	4,127	3,752
Other income (loss)	1,950	3,262	(1,042)	1,301	443
Realized investment gains (losses), net	(3,887)	(459)	1,977	432	2,194
Total revenues	57,033	64,807	62,992	59,689	58,779
Benefits and expenses:
Policyholders’ benefits	35,059	36,820	39,404	33,794	33,632
Interest credited to policyholders’ account balances	4,538	4,880	3,196	3,822	3,761
Dividends to policyholders	1,625	2,274	1,336	2,091	2,025
Amortization of deferred policy acquisition costs	2,221	2,332	2,273	1,580	1,877
General and administrative expenses	13,913	13,416	11,949	11,915	11,779
Total benefits and expenses	57,356	59,722	58,158	53,202	53,074
Income (loss) before income taxes and equity in earnings of operating joint ventures	(323)	5,085	4,834	6,487	5,705
Total income tax expense (benefit)	(81)	947	822	(1,438)	1,335
Income (loss) before equity in earnings of operating joint ventures	(242)	4,138	4,012	7,925	4,370
Equity in earnings of operating joint ventures, net of taxes	96	100	76	49	49
Net income (loss)	(146)	4,238	4,088	7,974	4,419
Less: Income (loss) attributable to noncontrolling interests	228	52	14	111	51
Net income (loss) attributable to Prudential Financial, Inc.	$(374)	$4,186	$4,074	$7,863	$4,368
EARNINGS PER SHARE
Basic earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.00)	$10.23	$9.64	$18.19	$9.85
Net income (loss) attributable to Prudential Financial, Inc.	$(1.00)	$10.23	$9.64	$18.19	$9.85
Diluted earnings per share—Common Stock:
Income (loss) from continuing operations attributable to Prudential Financial, Inc.	$(1.00)	$10.11	$9.50	$17.86	$9.71
Net income (loss) attributable to Prudential Financial, Inc.	$(1.00)	$10.11	$9.50	$17.86	$9.71
Dividends declared per share—Common Stock	$4.40	$4.00	$3.60	$3.00	$2.80

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$542,349	$510,664	$467,229	$457,980	$432,485
Separate account assets	327,277	312,281	279,136	306,617	287,636
Total assets	940,722	896,552	815,078	832,136	784,177
Future policy benefits and policyholders’ account balances	468,025	445,637	424,184	405,506	386,113
Separate account liabilities	327,277	312,281	279,136	306,617	287,636
Short-term debt	925	1,933	2,451	1,380	1,133
Long-term debt	19,718	18,646	17,378	17,172	18,041
Total liabilities	872,512	832,833	766,047	777,625	737,922
Prudential Financial, Inc. equity	67,425	63,115	48,617	54,236	46,030
Noncontrolling interests	785	604	414	275	225
Total equity	$68,210	$63,719	$49,031	$54,511	$46,255

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

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2019 in comparison to the year ended December 31, 2018 have been omitted. For such omitted discussions, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

Our principal operations consist of PGIM (our global investment management business), our U.S. Businesses (consisting of our U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), our International Businesses, the Closed Block division, and our Corporate and Other operations. The U.S. Workplace Solutions division consists of our Retirement and Group Insurance businesses; the U.S. Individual Solutions division consists of our Individual Annuities and Individual Life businesses; and the Assurance IQ division consists of our Assurance IQ business, which we acquired in October 2019 (see Note 1 to the Consolidated Financial Statements for additional information). The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division. See “Business—” for a description of our sources of revenue and details on how our profitability is impacted. In addition, our profitability is impacted by our ability to effectively deploy capital, utilize our tax capacity and manage expenses.

Management expects that results in 2021 will continue to benefit from our differentiated mix of market-leading businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. While challenges exist in the form of a low interest rate environment (see “Impact of a Low Interest Rate Environment” below), fee compression in certain of our businesses and other market factors, including macroeconomic stress and market disruption resulting from the COVID-19 pandemic (see “—COVID-19” below), we expect that our businesses will produce appropriate returns for the current market environment. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of individual customers, workplace clients, and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels, including the ability to sell solutions across a broad socio-economic spectrum through Assurance IQ’s digital platform. We aim to expand our addressable market, build deeper and longer-lasting relationships with customers and clients, and meaningfully improve their financial wellness.

In order to further increase our competitive advantage, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will also help us realize improved margins. In 2019, we launched programs in pursuit of these objectives that will result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges. The implementation of these programs resulted in approximately $400 million of costs in 2019, including a charge related to the Company’s Voluntary Separation Program offered to certain eligible U.S.-based employees whose employment end dates occurred in 2020. Over the course of 2020, we incurred $194 million of additional implementation costs related to these programs, resulting in cumulative implementation costs of approximately $594 million as of December 31, 2020.

Over the next several years, we also expect to see significant expense efficiencies. The impact to the Company’s 2020 results from these programs was a benefit of $216 million and, as of December 31, 2020, we have achieved approximately $400 million in run-rate cost savings, which we expect will accumulate to approximately $750 million by the end of 2023.

COVID-19

Beginning in the first quarter of 2020, the outbreak of COVID-19 created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations throughout 2020 and are expected to impact our results of operations in 2021. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are set forth below:

•Liquidity. As of December 31, 2020, we had $5.6 billion in highly liquid assets at Prudential Financial. Since the beginning of 2020, we took several steps to proactively manage liquidity, including refinancing $1.3 billion of junior subordinated debt to reduce our financing costs, entering into a $1.5 billion facility agreement with a Delaware trust to increase our alternative sources of liquidity and issuing $1.5 billion in senior debt in part to pre-fund 2020 and 2021 maturities. We suspended Common Stock repurchases beginning April 1, 2020 under our existing repurchase authorization, after repurchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. We did not resume share repurchases in 2020 as the duration and severity of the pandemic and its effect on the economy remained uncertain. On February 4, 2021, we announced that our Board of Directors has authorized the repurchase of up to $1.5 billion of our outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. The impact of COVID-19 and related market dislocations could further strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “—Liquidity and Capital Resources—Liquidity” for a discussion of our liquidity.
•Capital Resources. As of December 31, 2020, all of our significant insurance subsidiaries maintained capital levels consistent with their ratings targets; however, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility, including as a result of credit migration and losses in our investment portfolio, as discussed below. Adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources, or using available external sources of capital or seeking additional sources. See “—Liquidity and Capital Resources—Capital” for a discussion of our capital resources.

•Investment Portfolio. Net unrealized gains (losses) on fixed maturity investments (excluding securities classified as trading) were a net unrealized gain of $58,928 million as of December 31, 2020, compared to a net unrealized gain of $44,891 million as of December 31, 2019. Gross unrealized gains increased from $46,206 million as of December 31, 2019 to $59,980 million as of December 31, 2020, and gross unrealized losses decreased from $1,315 million to $980 million for the same period. The increase in gross unrealized gains and the decrease in gross unrealized losses was primarily due to a decrease in U.S. interest rates. The continued impact of COVID-19 on the global economy and corporate credit may continue to result in negative credit migration and possible losses in our investment portfolio. Due to the highly uncertain nature of these conditions, it is not possible to estimate the overall impacts at this time. The sectors most impacted by the COVID-19 crisis include energy, consumer cyclical and retail related investments (see “—General Account Investments” for additional information). During 2020, approximately 1.4% of total invested assets were modified to allow for limited forbearance. Under the terms of forbearance, the borrower is allowed to defer a portion of current year principal and/or interest payments for a short period (e.g., 6 months). These deferrals accrue additional interest and do not have a material impact on our investment value.

•Underwriting Results. In 2020, we estimate that COVID-19 had a net negative impact on our underwriting results, reflecting unfavorable mortality impacts in our Group Insurance and Individual Life businesses, partially offset by favorable mortality impacts in our Retirement business. Going forward, we estimate that our net underwriting results will be adversely impacted by approximately $85 million for every incremental 100,000 fatalities in the United States; however, the ultimate impact on our underwriting results will depend on factors such as: an insured’s age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential of further mutation; and the speed and efficacy of the vaccine rollout. In addition, see “—Results of Operations by Segment” for a discussion of mortality experience in each of our segments, where applicable.

•Expenses. We experienced higher expenses of approximately $150 million in 2020 from costs associated with COVID-19, primarily related to agent compensation, as well as technology and third-party vendor capabilities related to remote work functionality and protecting our employees’ health. However, we also experienced cost savings associated with COVID-19 of approximately $110 million in 2020, primarily from lower travel and entertainment costs.

We have provided a number of customer accommodations in response to the COVID-19 pandemic, including extending grace periods for premium payments, expediting claim payments and withdrawal requests, waiving certain claims payment requirements, waiving certain transaction fees, waiving interest on policy loans and wiring funds at the Company’s expense.

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

In addition to the considerations disclosed above, other COVID-19 related impacts are discussed in the following sections of this document:

•Business Outlooks. See “—Outlook” for a discussion of specific outlook considerations for each of our businesses, including impacts related to COVID-19.

•Results of Operations by Segment. See “—Results of Operations by Segment” for a discussion of COVID-19 impacts on segment results, where applicable.

•Sales and Flows. See “—Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•Risk Management. See “—Risk Management—COVID-19” for a discussion of our risk management framework and its incorporation of pandemic stress scenarios.

•Risk Factors. See “Risk Factors” for a discussion of the risks to our businesses posed by the COVID-19 pandemic.

•CARES Act and Other Regulatory Developments. See “Business—Regulation—Regulatory Response to the COVID-19 Pandemic” for additional information.

Outlook

We feel confident about our prospects for the future based on the foundation of our integrated and complementary businesses. We plan to continue our transformation by executing on our cost savings plan and taking additional steps to increase our growth potential and reduce our market sensitivity. Specifically, we plan to reallocate capital across the businesses with the intention of doubling the earnings contribution from our higher-growth businesses and reducing the earnings contribution from our Individual Annuities business.

Specific outlook considerations for each of our businesses include the following:

•PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.499 trillion of assets under management through its distinctive multi-manager model. In addition to providing solutions for its third-party clients, PGIM provides our U.S. and International Businesses with a competitive advantage through its investment expertise across a broad array of asset classes. Despite the impact of the COVID-19 pandemic, PGIM has experienced favorable equity market and credit conditions, strong performance, continued positive flows across both institutional and retail investors, gains from our seed capital and co-investments and increased levels of production and profitability from the agency business demonstrating the counter cyclical nature of the business. There remain risks to earnings across the asset management industry, including PGIM, if economic conditions remain unstable, markets decline or credit spreads widen. An economic downturn could also have impacts on real estate prices as well as transaction volumes in certain private asset classes. Adverse changes in market conditions could lead to lower fee-based revenues, incentive fees taking longer to be realized and losses emerging in our co- and seed investment portfolio. We believe PGIM’s uniquely diversified global platform is well positioned to be resilient in the face of market and industry headwinds. Underpinning our growth strategy is our ability to continue to deliver robust investment performance, and to attract and retain high-caliber investment talent.

U.S. Businesses:

•U.S. Workplace Solutions. In our Retirement business, we continue to provide products that respond to the needs of plan sponsors to manage risk and control their benefit costs while ensuring we maintain appropriate pricing and return expectations under changing market conditions. In our full service business, we have experienced strong deposits and sales in recent years and, while we foresee the continuation of spread and fee compression, we believe these are manageable headwinds. During 2020, account values in our full-service business were impacted by the CARES Act, which provided qualified individuals the ability to withdraw from defined contribution plans and individual retirement accounts up to $100,000 penalty-free, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). We expect the impact on account values of the withdrawals made in 2020 to continue into 2021. In our pension risk transfer business, we expect our differentiated capabilities and demonstrated execution to drive our business momentum in the face of increasing competition while we maintain appropriate pricing and return expectations under changing market conditions. We expect, however, that growth will not be linear given the episodic nature of larger cases. Given that many of the products in our institutional investment products business assume longevity risk, elevated levels of mortality resulting from COVID-19 may continue to contribute to a higher level of underwriting gains in this business. In our Group Insurance business, we continue to focus on expanding our Premier market segment and affinity relations, while maintaining a leadership position in the National segment. However, we expect COVID-19 to continue to contribute to elevated levels of mortality resulting in increased life insurance claims in the near-term. In addition, we expect elevated unemployment to drive increased disability claims in this business. Market conditions may also continue to impact sales volumes and the utilization of workplace benefits across our Workplace Solutions businesses.

•U.S. Individual Solutions. Our Individual Annuities business remains focused on helping its customers meet their investment and retirement needs. During 2020, we took actions to pivot to less interest rate-sensitive products and ensure we realize appropriate returns for the current economic environment, including the decision to discontinue sales of traditional variable annuities with guaranteed living benefits after December 31, 2020. We expect to continue to shift our focus to products that provide protected outcomes for our customers through simpler, technology-enabled channels and that deliver shareholder value across a wide range of economic environments. We also expect account values, fee income, and spread income to continue to be impacted by market conditions. Our Individual Life business continues to focus on making life insurance solutions more available to consumers and financial professionals, including building omnichannel distribution capabilities enabled by digital platforms. During 2020, we also took pricing and product actions to ensure we realize appropriate returns for the current economic environment and to diversify our product mix to further limit our sensitivity to interest rates, including the suspension of our single life guaranteed universal life product. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. Across our Individual Solutions businesses, mandated social distancing has limited in-person engagement between customers and financial professionals. We have taken actions to expand our digital capabilities, which has mitigated the impact of these limitations; however, collectively, we expect the product actions we have taken along with the constrained distribution environment to adversely impact our sales prospects in the near-term.

•Assurance IQ. Assurance IQ leverages data science and technology to distribute Medicare, health, life, property and casualty, and personal finance products directly to retail customers, primarily through its digital and independent agent channels. Assurance uses an open architecture platform, and the products it currently distributes are predominantly offered by third-parties. We expect that Assurance IQ will contribute to the growth of our U.S. Businesses and has the potential to enhance the growth of our International Businesses over time. We expect the impacts of COVID-19 on our Assurance IQ business to be limited as the business does not have direct exposure to capital market conditions or mortality; however, consumer financial hardships and uncertainty created by the current economic conditions could negatively impact persistency and expected sales levels. In addition, during 2020 we experienced headwinds related to adapting components of the Assurance IQ distribution model to the remote work environment caused by COVID-19; however, we expect to mitigate these headwinds going forward through continued operational enhancements.

•International Businesses. Our International Businesses remain focused on meeting customers’ protection and financial needs as well as maintaining the underlying strength of our distribution channels. We continue to strengthen our position in Japan and seek to expand our footprint in select high-growth emerging markets. We continue to invest in our existing businesses and regularly assess acquisition opportunities to build scale, complement our businesses, and support our long-term growth aspirations. We also regularly evaluate strategic options for our businesses as part of ensuring their alignment with our broader business goals and strategic vision, and in 2020 we sold our life insurance operations in Korea and entered into an agreement to sell our life insurance operations in Taiwan. For additional information on our strategic acquisitions and dispositions, see “—Results of Operations by Segment—International Insurance Division—International Insurance” below.

In 2020, we saw a slightly elevated level of claims due to COVID-19 and increased expenses from supporting our captive agents. Sales throughout 2020 were impacted by the global implementation of social distancing protocols that limited in-person engagement between customers and advisors within both our captive agent and third-party distribution channels; however, our distribution channels adapted quickly to employ virtual tools to adjust to these limitations. In January 2021, Japan declared its second state of emergency regarding COVID-19, which again installed social distancing protocols, although less restrictive than the first time. While the current state of emergency in Japan is not countrywide and is more focused on social activities, further tightening of COVID-19 restrictions on personal interactions either in Japan or in other markets is possible and, depending on the specific circumstances and geographies impacted, could adversely impact our sales prospects for a period of time. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued growth of our businesses.

Industry Trends

Our U.S. and International Businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries in which we compete.

Financial and Economic Environment:

•U.S. Businesses. As discussed further under “—Impact of a Low Interest Rate Environment” below, interest rates in the U.S. have experienced a sustained period of historically low levels, which continue to negatively impact our investment-related activity, including our investment income returns, net investment spread results, and portfolio income and reinvestment yields. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “—Segment Results of Operations” where applicable and more broadly in “Risk Factors”.

•International Businesses. While our International Businesses’ operations, especially in Japan, have successfully managed a low interest rate environment for many years, as discussed under “—Impact of a Low Interest Rate Environment” below, these low rates continue to negatively impact our investment-related activity, including our investment income returns, net investment spread results, and portfolio income and reinvestment yields. The current reinvestment yields for certain blocks of business are now generally lower than the current portfolio yields supporting these blocks of business. The continuation of low interest rates in the U.S., along with their relation to interest rates in Japan, may impact the relative attractiveness of U.S. dollar-denominated products compared to yen-denominated products in Japan. In addition, we are subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen can impact the relative attractiveness to customers of both yen-denominated and non-yen denominated products. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “—Segment Results of Operations” where applicable and more broadly in “Risk Factors”.

Demographics:

•U.S. Businesses. Customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing customers and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection. Despite the ongoing phenomenon of the risk and responsibility of retirement savings shifting from employers to employees, employers are becoming increasingly focused on the financial wellness of the individuals they employ.

•International Businesses. Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension and healthcare programs, have led to a growing demand for insurance products with a significant savings element (to meet savings and retirement needs as the population prepares for retirement) as well as health-related products.

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
•hedging costs and other risk mitigation activities;
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

See below for discussions related to the current interest rate environments in our two largest markets, the U.S. and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our investment-related results if these interest rate environments are sustained.

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

For the general account supporting our U.S. Individual Solutions division, U.S. Workplace Solutions division and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5.4% of the fixed maturity security and commercial mortgage loan portfolios through 2022. The portion of the general account attributable to these operations has approximately $251 billion of such assets (based on net carrying value) as of December 31, 2020. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 3.9%, as of December 31, 2020.

Included in the $251 billion of fixed maturity securities and commercial mortgage loans are approximately $172 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $172 billion, approximately 53% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of December 31, 2020
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$154
Contracts with adjustable crediting rates subject to guaranteed minimums	62
Participating contracts where investment income risk ultimately accrues to contractholders	14
Total	$230

The $154 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $62 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of December 31, 2020, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$0.9	$1.2	$0.3	$0.0	$0.0	$2.4
1.00% - 1.99%	1.4	15.3	2.7	2.0	1.2	22.6
2.00% - 2.99%	1.3	0.9	2.0	1.2	1.3	6.7
3.00% - 4.00%	28.1	0.4	0.1	0.2	0.2	29.0
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$32.6	$17.8	$5.1	$3.4	$2.7	$61.6
Percentage of total	53%	29%	8%	6%	4%	100%
 __________
(1)Includes approximately $0.56 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $14 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 0.85% (which is reasonably consistent with recent rates) for the period from January 1, 2021 through December 31, 2021 (and credit spreads remain unchanged from average levels experienced during the fourth quarter 2020), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $120 million and $160 million for the period from January 1, 2021 through December 31, 2021.

In order to mitigate the unfavorable impact that a low interest rate environment has on our net interest margins, we employ a proactive asset/liability management program, which includes strategic asset allocation and hedging strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage the interest rate risk associated with our products through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based and insurance underwriting earnings play a more prominent role in product profitability. We also regularly examine our product offerings and their profitability. As a result, we may reprice certain products and discontinue sales of other products that do not meet our profit expectations.

Closed Block Division
Substantially all of the $61 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 15 to the Consolidated Financial Statements for additional information on the Closed Block.

International Insurance Operations

While our international insurance operations have experienced a low interest rate environment for many years, the current reinvestment yields for certain blocks of business in our international insurance operations are generally lower than the current portfolio yield supporting these blocks of business. In recent years, the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds. Our international insurance operations employ a proactive asset/liability management program in order to mitigate, to the extent possible, the unfavorable impact that the current interest rate environment has on our net interest margins. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater. Additionally, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further mitigate the negative impact from this low interest rate environment. We also regularly examine our product offerings and their profitability. As a result, we may reprice certain products, adjust commissions for certain products and discontinue sales of other products that do not meet our profit expectations. The impact of these actions and the introduction of certain new products has resulted in an increase in sales of U.S. dollar-denominated products relative to products denominated in other currencies. For additional information on sales within our international insurance operations, see “—International Businesses—Sales Results,” below.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of December 31, 2020
(in billions)
Insurance products with fixed and guaranteed terms	$140
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	12
Total	$178

The $140 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $12 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.65% and the 10-year U.S. Treasury rate is 0.85% (which is reasonably consistent with recent rates) for the period from January 1, 2021 through December 31, 2021 (and credit spreads remain unchanged from average levels experienced during the fourth quarter 2020), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $40 million and $80 million for the period from January 1, 2021 through December 31, 2021.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented:

	Year ended December 31,
	2020	2019	2018

	(in millions)
Revenues	$57,033	$64,807	$62,992
Benefits and expenses	57,356	59,722	58,158
Income (loss) before income taxes and equity in earnings of operating joint ventures	(323)	5,085	4,834
Income tax expense (benefit)	(81)	947	822
Income (loss) before equity in earnings of operating joint ventures	(242)	4,138	4,012
Equity in earnings of operating joint ventures, net of taxes	96	100	76
Net income (loss)	(146)	4,238	4,088
Less: Income attributable to noncontrolling interests	228	52	14
Net income (loss) attributable to Prudential Financial, Inc.	$(374)	$4,186	$4,074

2020 to 2019 Annual Comparison. The $4,560 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items:

•$2,801 million unfavorable variance, on a pre-tax basis, from realized investment gains and losses for Prudential Financial, Inc. excluding Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities discussed below (see “General Account Investments” for additional information);
•$1,444 million unfavorable variance, on a pre-tax basis, from a loss in the current period from our Divested and Run-off Businesses compared to a gain in the prior year period (see “Results of Operations by Segment—Divested and Run-off Businesses” for additional information);
•$707 million unfavorable variance, on a pre-tax basis, from lower adjusted operating income from our business segments (see “Segment Results of Operations” for additional information);
•$351 million unfavorable variance, on a pre-tax basis, reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities (see “Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities—Risks and Risk Mitigants” for additional information); and
•$339 million unfavorable variance, on a pre-tax basis, from investment related activities that are primarily within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses. These unfavorable impacts were primarily driven by unrealized gains (losses) from equity securities.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was the following item:

•$1,028 million favorable variance from a lower tax expense.

Segment Results of Operations

We analyze the performance of our segments and Corporate and Other operations using a measure of segment profitability called adjusted operating income. See “—Segment Measures” for a discussion of adjusted operating income and its use as a measure of segment operating performance.

Shown below are the adjusted operating income contributions of each segment and Corporate and Other operations for the periods indicated and a reconciliation of this segment measure of performance to “Income (loss) before income taxes and equity in earnings of operating joint ventures” as presented in the Consolidated Statements of Operations.

	Year ended December 31,
	2020	2019	2018
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$1,262	$998	$959
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	1,436	1,301	1,049
Group Insurance	(16)	285	229
Total U.S. Workplace Solutions division	1,420	1,586	1,278
U.S. Individual Solutions division:
Individual Annuities	1,470	1,843	1,925
Individual Life	(48)	87	223
Total U.S. Individual Solutions division	1,422	1,930	2,148
Assurance IQ division(1):
Assurance IQ	(88)	(9)	0
Total Assurance IQ division	(88)	(9)	0
Total U.S. Businesses	2,754	3,507	3,426
International Businesses(2)	2,952	3,112	3,019
Corporate and Other	(1,824)	(1,766)	(1,283)
Total segment adjusted operating income before income taxes	5,144	5,851	6,121
Reconciling items:
Realized investment gains (losses), net, and related adjustments(3)	(4,156)	(835)	611
Charges related to realized investment gains (losses), net(4)	(159)	(123)	(315)
Market experience updates(5)	(640)	(449)	0
Divested and Run-off Businesses(6):
Closed Block division	(24)	36	(62)
Other Divested and Run-off Businesses(2)	(629)	755	(1,434)
Other adjustments(7)	51	(47)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(8)	90	(103)	(87)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(323)	$5,085	$4,834
__________
(1)Assurance IQ was acquired by the Company in October 2019. See Note 1 to the Consolidated Financial Statements and “—Assurance IQ” for additional information.
(2)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information.
(3)Represents “Realized investment gains (losses), net,” and related adjustments. See “—General Account Investments” and Note 22 to the Consolidated Financial Statements for additional information. Prior period amounts have been updated to conform to current period presentation.
(4)Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of Unearned Revenue Reserves (“URR”). Prior period amounts have been updated to conform to current period presentation.
(5)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information. Prior period amounts have been updated to conform to current period presentation.
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

Segment results for 2020 presented above reflect the following:

PGIM. Results for 2020 increased in comparison to 2019, primarily reflecting an increase in asset management fees and other related revenues, partially offset by higher expenses.

Retirement. Results for 2020 increased in comparison to 2019, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased primarily driven by higher reserve gains and lower expenses.

Group Insurance. Results for 2020 decreased in comparison to 2019, primarily reflecting less favorable underwriting results in our group life and group disability businesses, and lower net investment spread results.

Individual Annuities. Results for 2020 decreased in comparison to 2019, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased primarily driven by lower fee income, net of distribution expenses and other associated costs.

Individual Life. Results for 2020 decreased in comparison to 2019, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased primarily reflecting lower underwriting results, and a change in business practice related to the level of premiums collected on certain policies that resulted in reserve refinements.

Assurance IQ. Results for 2020 were $(88) million in our first full year of reporting since our acquisition of the business in October 2019. The loss reflects net revenues that were more than offset by operating expenses as well as amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements for additional information).

International Businesses. Results for 2020 decreased in comparison to 2019, inclusive of unfavorable net impacts from foreign currency exchange rates and unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. Excluding these items, results decreased primarily reflecting lower net investment spread results and lower earnings from our joint venture investments, partially offset by favorable underwriting results including business growth.

Corporate and Other. Results for 2020 reflected increased losses in comparison to 2019, primarily driven by lower investment income and higher interest expense on debt, partially offset by lower charges related to corporate costs and initiatives, as well as favorable pension and employee benefit results.

Closed Block Division. Results for 2020 decreased in comparison to 2019, primarily driven by lower net investment activity results, partially offset by a decrease in the policyholder dividend obligation.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP, but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies; however, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. See Note 22 to the Consolidated Financial Statements for additional information on the presentation of segment results and our definition of adjusted operating income.

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

In order to reduce earnings volatility from foreign currency exchange rate movements, we enter into forward currency derivative contracts to effectively fix the currency exchange rates for a portion of our prospective non-USD-denominated earnings streams. This forward currency hedging program is primarily associated with our insurance operations in Japan.

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

	December 31,
	2020	2019
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.4	$0.6
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	10.1	13.1
Dual currency and synthetic dual currency investments(2)	0.5	0.6
Total USD-equivalent equity foreign currency hedging instruments	10.6	13.7
Total foreign currency hedges	$11.0	$14.3
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $65.8 billion and $57.8 billion as of December 31, 2020 and 2019, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.

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

For International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s expected USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the year ended December 31, 2020, approximately 2% of the segment’s earnings were yen-based and, as of December 31, 2020, we have hedged 100%, 72% and 31% of expected yen-based earnings for 2021, 2022 and 2023, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Businesses’ results for 2020, 2019 and 2018 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 104, 105, and 111 yen per USD, respectively. We expect our 2021 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 103 yen per USD. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Year ended December 31,
	2020	2019	2018
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses(3)	$64	$39	$21
PGIM	(4)	6	0
Impact of intercompany arrangements(1)	60	45	21
Corporate and Other:
Impact of intercompany arrangements(1)(3)	(60)	(45)	(21)
Settlement gains (losses) on forward currency contracts(2)(3)	67	55	(1)
Net benefit (detriment) to Corporate and Other	7	10	(22)
Net impact on consolidated revenues and adjusted operating income	$67	$55	$(1)
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of December 31, 2020, 2019 and 2018, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $1.0 billion, $1.3 billion and $2.1 billion, respectively, of which $0.4 billion, $0.6 billion and $1.3 billion, respectively, were related to our Japanese insurance operations.
(3)Excludes impacts related to POK. Prior period amounts have been updated to conform to current period presentation. Effective second quarter of 2020, the intercompany arrangement for the Korean won between our International Businesses and Corporate and Other operations was terminated and the related hedges were repurposed in relation to the anticipated sale of POK. Effective second quarter of 2020, Korean won-denominated earnings for 2020 and 2019 that were translated at fixed currency exchange rates of 1,090 and 1,110 Korean won per USD, respectively, are excluded from the International Businesses and are included in the Divested and Run-off Businesses included in Corporate and Other. See Note 1 to the Consolidated Financial Statements for additional information.

Impact of products denominated in non-local currencies on U.S. GAAP earnings

While our international insurance operations offer products denominated in local currency, several also offer products denominated in non-local currencies. This is most notable in our Japanese operations, which currently offer primarily USD-denominated products, but have also historically offered Australian dollar (“AUD”)-denominated products. The non-local currency-denominated insurance liabilities related to these products are supported by investments denominated in corresponding currencies, including a significant portion designated as available-for-sale. While the impact from foreign currency exchange rate movements on these non-local currency-denominated assets and liabilities is economically matched, differences in the accounting for changes in the value of these assets and liabilities due to changes in foreign currency exchange rate movements have historically resulted in volatility in U.S. GAAP earnings.

In 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.3 billion and $2.7 billion as of December 31, 2020 and 2019, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 13% of the $2.3 billion balance as of December 31, 2020 will be recognized in 2021, approximately 11% will be recognized in 2022, and the remaining balance will be recognized from 2023 through 2051.

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

Insurance Assets

Deferred Policy Acquisition Costs and Deferred Sales Inducements

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholders’ account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 13 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements (“DSI”) over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums, gross profits, or gross margins, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Insurance Liabilities—Future Policy Benefits.” As of December 31, 2020, DAC and DSI for PFI excluding the Closed Block division were $18.8 billion and $0.8 billion, respectively, and DAC in our Closed Block division was $209 million.

Amortization methodologies

Gross Premiums. DAC, associated with the non-participating term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Businesses segment, is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.

Gross Profits. DAC and DSI, associated with the variable and universal life policies of our Individual Life and International Businesses segments and the variable and fixed annuity contracts of our Individual Annuities and International Businesses segments, are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as: i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances, less ii) benefits in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain businesses, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts, and index-linked crediting features of certain universal life and annuity contracts and related hedging activities. For additional information on the significant inputs to the valuation models for these embedded derivatives including capital market assumptions and actuarially-determined assumptions, see below “—Insurance Liabilities—Future Policy Benefits.” In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.”

Gross Margins. DAC associated with the traditional participating products of our Closed Block is amortized over the expected lives of these contracts in proportion to total gross margins. Total gross margins are defined as: i) amounts received from premiums, earned from investment of policyholder balances and other assessments, less ii) benefits paid, costs for contract administration, changes in the net level premium reserve for death and endowment benefits, annual policyholder dividends and other credits. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block results of operations. As of December 31, 2020, the excess of actual cumulative earnings over the expected cumulative earnings was $2,920 million.
The amortization methodologies for products not discussed above primarily relate to less significant DAC and DSI balances associated with products in our Group Insurance and Retirement segments, which comprised approximately 2% of the Company’s total DAC and DSI balances as of December 31, 2020.

Annual assumptions review and quarterly adjustments

Annually, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates that have resulted in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC and DSI for our domestic variable annuity and domestic and international variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of December 31, 2020, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 1.3% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 1.5% near-term mean reversion equity expected rate of return.

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

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for VOBA. VOBA is an intangible asset that represents an adjustment to the stated value of acquired in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts using the same methodology and assumptions used to amortize DAC and DSI (see “—Deferred Policy Acquisition Costs and Deferred Sales Inducements” above for additional information). VOBA is also subject to recoverability testing. As of December 31, 2020, VOBA was $1.1 billion, and included $0.9 billion related to the acquisition from American International Group (“AIG”) of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) in 2011. The remaining $0.2 billion primarily relates to previously-acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. The VOBA associated with the in-force contracts of the Star and Edison Businesses is less sensitive to assumption changes, as the majority is amortized in proportion to gross premiums which are more predictably stable compared to gross profits.

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”), unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are generally recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.
•For certain contract features, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no-lapse guarantees, a liability is established when associated assessments (which include policy charges for administration, mortality, expense, surrender, and other, regardless of how characterized) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The result of the benefit ratio method is that the liability at any point in time represents an accumulation of the portion of assessments received to date expected to be needed to fund future excess payments, less any excess payments already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. Similar to as described above for DAC, the reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.
•For certain product guarantees, primarily certain optional living benefit features of the variable annuity products in our Individual Annuities segment including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.
•In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. The PFL liability is based on our current estimate of the present value of the amount necessary to offset losses anticipated in future periods. Because the liability is measured on a discounted basis, there will also be accretion into future earnings through an interest charge, and the liability will ultimately be released into earnings as an offset to future losses. Historically, the Company’s PFL liabilities have been predominantly associated with certain universal life contracts that measure net GAAP reserves using current best estimate assumptions and accordingly, have been updated each quarter using current in-force and market data and as part of the annual assumption update. At the target accrual date (i.e., date of peak deficiency), the PFL liability transitions to a premium deficiency reserve and, for universal life products, will continue to be updated each quarter using current in-force and market data and as part of the annual assumption update.

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

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of December 31, 2020, represented 42% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Retirement. The reserves for future policy benefits of our Retirement segment, which as of December 31, 2020, represented 22% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Annuities. The reserves for future policy benefits of our Individual Annuities segment, which as of December 31, 2020, represented 7% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event.

The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance risk (“NPR”), as well as actuarially-determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 6 to the Consolidated Financial Statements.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of December 31, 2020, represented 7% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, investment yield and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are primarily established using the reserving methodology for GMDB and GMIB contracts. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2020, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The liability is determined as the present value of expected future claim payments and expenses. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for waiver of premium, claims reported but not yet paid, and claims incurred but not yet reported. The waiver of premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The reserve for claims reported but not yet paid is based on the inventory of claims that have been reported but not yet paid. The reserve for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2020, represented 5% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. Due to the recognition of a premium deficiency in the first quarter of 2020 as a result of the decline in interest rates, most contracts are valued with the best estimate assumptions at that time. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expense assumptions. In addition, certain less significant reserves for our long-term care products, such as our disabled life reserves, are established using current best estimate actuarial assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2020, represented 15% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. Our unearned revenue reserve also reported as a component of “Policyholders’ account balances” primarily relates to the variable and universal life products within our Individual Life and International Businesses segments and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC and DSI as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the aggregate impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The figures below are presented in aggregate for the Company. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2020 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions across the Company; however, these may be non-parallel in practice and only applicable to specific businesses. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long-duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in, and instead the positive impacts would be recognized into net income over the life of the policies in force.

The impacts presented within this table exclude the following:

•The impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

•The impacts of our Long-Term Care business, a component of our Divested and Run-off Businesses within our Corporate and Other operations. Long-Term Care business sensitivities are presented separately from the immediately following table (see “—Sensitivities for the Long-Term Care business within our Corporate and Other operations”). While the accounting for long-term care products primarily follows the locked-in assumptions model described above, as a result of the decline in interest rates in the first quarter of 2020, this business recognized a premium deficiency and unlocked and updated the previously locked-in assumptions used in the valuation model. Sensitivities are presented separately in order to provide stand-alone and supplementary information.

	December 31, 2020
	Increase (Decrease) in
Hypothetical change in current assumptions:	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Net Impact
	(in millions)
Long-term interest rate:
Increase by 25 basis points	$55	$(60)	$115
Decrease by 25 basis points	$(50)	$45	$(95)

Long-term equity expected rate of return:
Increase by 50 basis points	$185	$(140)	$325
Decrease by 50 basis points	$(165)	$145	$(310)

NPR credit spread:
Increase by 50 basis points	$(485)	$(2,275)	$1,790
Decrease by 50 basis points	$545	$2,535	$(1,990)

Mortality:
Increase by 1%	$(45)	$(165)	$120
Decrease by 1%	$45	$165	$(120)

Lapse:
Increase by 10%	$(150)	$(980)	$830
Decrease by 10%	$160	$1,010	$(850)

Sensitivities for the Long-Term Care Business within Corporate and Other

The following table summarizes certain significant assumptions made in establishing reserves for long-term care products and the net impact that could result from changes in these assumptions should they occur. Under U.S. GAAP, reserves for long-term care products are primarily calculated using the locked-in assumptions concept described above. As such, the adverse hypothetical impacts illustrated in the table below are those that would increase our best estimate reserves and, when compared to our GAAP reserves, may cause a premium deficiency that would require us to unlock and update our assumptions and record a charge to net income. The favorable hypothetical impacts in the table below would decrease our best estimate reserves but they would not result in an immediate decrease to our GAAP reserves (given that we would be required to leave the current assumptions locked-in); rather, the positive impacts would be recognized into net income over the life of the policies in force.

The information below is for illustrative purposes and includes the impacts of changes in a single assumption and not changes in any combination of assumptions. As a result of emerging experience, changes in current assumptions and the related impact that could result in the listed financial statement balances that are in excess of the amounts illustrated may occur in future periods.

December 31, 2020
Assumption	Current Assumption	Assumption Change	Increase (Decrease) in Best Estimate Reserve (in millions)
Mortality Improvement	Based on “G2” industry mortality improvement scale, grossed up to apply to only healthy lives	Remove all mortality improvement on healthy lives	$(350)
Claim Incidence	Based on Company and industry experience. No reflection of future claim management efficiencies	Increase / decrease in expected incidence: +5% to -5%	$300 - $(300)
Average Ultimate Lapse Rate	Individual: 0.7% Group: 0.7%	-10 basis points to +10 basis points	$125 - $(125)
Investment Rate(1)	Weighted average of 4.74%	-25 basis points to +25 basis points	$400 - $(400)
Expected Future Premium Rate Increase Approvals	Approximately $0.5 billion for the rate increase program(2)	Decrease / increase unapproved rate increases by: -10% to +10%	$50 - $(50)
__________
(1)Investment rate reflects the expected investment yield over the life of the block of business, and is derived from the portfolio yield, current reinvestment rates and our intermediate and long-term assumption for investment yields.
(2)Includes expected future premium rate increases and benefit reductions in lieu of rate increases, not yet approved.

Goodwill

As of December 31, 2020, our goodwill balance of $3,035 million is primarily reflected in the following reporting units: $2,140 million for Assurance IQ, $455 million for Retirement’s Full Service business, $258 million for PGIM, and $136 million for Gibraltar Life and Other.

We test goodwill for impairment on an annual basis, as of December 31 of each year, or more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level, which is the same as, or one level below, our operating segments. Although accounting guidance provides for an optional qualitative assessment for testing goodwill impairment, all of our reporting units elected to perform the quantitative test, which compares each reporting unit’s fair value to its carrying value. The carrying value represents the capital that the business would require if operating as a standalone entity. For additional information on goodwill and our reporting segments, see Note 2 and Note 10 to the Consolidated Financial Statements.

As of December 31, 2019, the Company performed a qualitative goodwill impairment assessment for Assurance IQ, following the acquisition of the business in October 2019. A quantitative impairment assessment of the goodwill allocated to Assurance IQ was performed for the first time as of December 31, 2020. The assessment included both a discounted cash flow approach and a market approach based on sales, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and earnings multiples. The estimated fair value of Assurance IQ as of December 31, 2020 was based on weighting the results of each approach.

The discounted cash flow approach calculated the value of Assurance IQ by applying a discount rate, derived from a capital asset pricing model and reflecting a market expected rate of return for the reporting unit, to its projected future cash flows. The projected future cash flows involved significant judgement and were based on our internal forecasts and a terminal value, which incorporates an expected long-term growth rate and market-based multiples. The internal forecasts were based on management’s current outlook on the product mix and future performance of the business and incorporated expected industry and market conditions and trends.

The market approach derived the value of Assurance IQ based on comparable publicly traded companies. Each comparable company was assigned a relative weight based on various factors, primarily focused on the comparability of lines of business and business mix, with additional considerations given to comparability of business lifecycle, growth and profitability. Market multiples were developed for the comparable companies using independent analysts’ consensus estimates for each company’s forecasted sales, EBITDA and earnings. The market multiples were then applied to Assurance IQ’s forecasted results, and a control premium, reflective of observable premiums paid for comparable change-in-control transactions, was added to determine a total estimated fair value for the reporting unit. The market multiples used to determine the fair value of Assurance IQ were higher as of December 31, 2020, when compared to the prior year. See “Risk Factors—Strategic Risk” for additional information on risks that may impact the performance and fair value of Assurance IQ.

The estimated fair value of Assurance IQ, based on a weighted average of the valuation approaches described above, exceeded the carrying value by 10%, as of December 31, 2020.

Gibraltar Life and Other and PGIM completed a quantitative impairment analysis using an earnings multiple approach, while Retirement’s Full Service business used a discounted cash flow approach to estimate its fair value as of December 31, 2020. The significant inputs and considerations applied under each approach are similar to the ones applied by Assurance IQ. The fair value of the reporting units, excluding Assurance IQ, exceeded their carrying value by a weighted average of 229% as of December 31, 2020.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. For all reporting units tested, unanticipated changes in business performance or the regulatory environment, market declines or other events impacting the fair value of these businesses, including changes in market multiples, discount rates, interest rates and growth rate assumptions or increases in the level of equity required to support these businesses, could cause an impairment of goodwill, resulting in a charge to income.

Valuation of Investments, Including Derivatives, Measurement of Allowance for Credit Losses, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:

•Valuation of investments, including derivatives;
•Measurement of the allowance for credit losses on fixed maturity securities classified as available-for-sale or held-to-maturity, commercial mortgage loans, and other loans; and
•Recognition of other-than-temporary impairments (“OTTI”) for equity method investments.

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

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. For our investments classified as trading and equity securities, the impact of changes in fair value is recorded within “Other income (loss).” Our investments classified as held-to-maturity are carried at the acquisition price, net of any unamortized premiums or discounts. Our commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses.

In addition, an allowance for credit losses is measured each quarter for available-for-sale fixed maturity securities, held-to-maturity fixed maturity securities, commercial mortgage and other loans. For additional information regarding our policies regarding the measurement of credit losses, see Note 2 to the Consolidated Financial Statements.

For equity method investments, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary.

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

We determine our expected rate of return on plan assets based upon a building block approach that considers plan asset mix, risk free rates, inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, the effect of active management and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to the Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2020 was 6.50% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2019, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2020
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in expected rate of return by 100 bps	$(132)	$(15)
Decrease in expected rate of return by 100 bps	$132	$15

Foreign pension plans represent 5% of plan assets at the beginning of 2020. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $4 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to the Consolidated Financial Statements for information regarding the December 31, 2019 methodology we employed to determine our discount rate for 2020. Our assumed discount rate for 2020 was 3.30% for our domestic pension plans and 3.25% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2019, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2020
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in discount rate by 100 bps	$(136)	$(7)
Decrease in discount rate by 100 bps	$159	$4

Foreign pension plans represent 14% of plan obligations at the beginning of 2020. An increase in discount rate by 100 bps would result in a decrease in net periodic pension costs of $14 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $9 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2020, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2021, we decreased the discount rate to 2.55% from 3.30% in 2020. The expected rate of return on plan assets will decrease to 5.75% in 2021 from 6.00% in 2020, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2020, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows.

	December 31, 2020
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation

	(in millions)
Increase in discount rate by 100 bps	$(1,690)	$(190)
Decrease in discount rate by 100 bps	$2,056	$228

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

In December 2017, Securities and Exchange Commission (“SEC”) staff issued “Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allowed the registrants to record provisional amounts during a ‘measurement period’ not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 16 to the Consolidated Financial Statements for a discussion of refinements to provisional amounts related to The United States Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) included in “Total income tax expense (benefit) before equity in earnings of operating joint ventures” in 2018.

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

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2020 “Total income tax expense (benefit)” of $3 million.

The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses up to five years. For 2020, the Company has recorded an income tax benefit of $51 million and $149 million from carrying the 2018 NOL and estimated 2020 NOL back to tax years that have a 35% tax rate.

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

Other Accounting Policies

For digital insurance brokerage placement services, the Company earns both initial and renewal commissions as compensation for the placement of insurance policies with insurance carriers. At the effective date of the policy, the Company records within “Other income” the expected lifetime revenue for the initial and renewal commissions considering estimates of the timing of future policy cancellations. These estimates are reassessed each reporting period and any changes in estimates are reflected in the current period.

Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment
PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Operating results(1):
Revenues	$4,153	$3,589	$3,294
Expenses	2,891	2,591	2,335
Adjusted operating income	1,262	998	959
Realized investment gains (losses), net, and related adjustments	0	(1)	(10)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	159	8	(21)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,421	$1,005	$928
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

Adjusted Operating Income

2020 to 2019 Annual Comparison. Adjusted operating income increased $264 million, primarily reflecting an increase in asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation, strong investment performance and public fixed income inflows. The increase also reflected an increase in other related revenues, net of related expenses, primarily due to higher commercial mortgage origination revenue driven by higher loan production and profitability, higher net performance-based incentive fees, and favorable co- and seed investment results driven by strong underlying investment performance. These increases were partially offset by higher expenses primarily reflecting higher compensation driven by business growth, as well as a decrease in service, distribution and other revenues primarily due to the absence of fees in the current year period related to the Wells Fargo agreement (see the “Revenues by type” table in “—Revenues and Expenses,” below).

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$1,350	$1,283	$1,204
Retail customers(1)	1,003	878	867
General account	557	521	471
Total asset management fees	2,910	2,682	2,542
Other related revenues by source:
Incentive fees	206	169	59
Transaction fees	26	22	33
Co- and seed investments	122	79	57
Commercial mortgage(2)	198	110	121
Total other related revenues	552	380	270
Service, distribution and other revenues(3)	691	527	482
Total revenues	$4,153	$3,589	$3,294
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

(3)Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extended for ten years from the Wachovia Securities joint venture termination date of December 31, 2009 to December 31, 2019. The revenue from Wells Fargo under this agreement was $60 million and $70 million for the years ended December 31, 2019 and 2018, respectively.

2020 to 2019 Annual Comparison. Revenues increased $564 million. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation, strong investment performance and public fixed income inflows. Other related revenues increased primarily reflecting higher commercial mortgage origination revenue driven by higher loan production and profitability, favorable co- and seed investment results driven by strong underlying investment performance, and higher performance-based incentive fees. Service, distribution and other revenues increased primarily reflecting higher revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds), partially offset by the absence of fees in the current year period related to the Wells Fargo agreement.

Expenses increased $300 million. This increase primarily reflects higher expenses for service, distribution and other revenues largely driven by higher revenues associated with certain consolidated funds, as discussed above. The increase also includes higher variable expenses associated with an increase in overall segment earnings and higher performance-based incentive fee revenues, higher compensation expenses driven by business growth, and expenses related to the startup of a closed-end retail fund in the current year period. These increases were partially offset by lower expenses related to travel and entertainment resulting from COVID-19.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated.

	December 31,
	2020	2019	2018
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$202.4	$165.7	$147.0
Public fixed income	1,004.5	885.9	773.1
Real estate	121.5	117.1	110.3
Private credit and other alternatives	106.5	97.5	87.1
Multi-asset	63.7	64.8	64.0
Total PGIM assets under management(2)	$1,498.6	$1,331.0	$1,181.5

Assets under management within other reporting segments(2)(3)	222.3	219.9	195.8
Total PFI assets under management	$1,720.9	$1,550.9	$1,377.3
__________
(1)Prior period amounts have been updated to conform to current period presentation. “Public equity” represents stock ownership interest in a corporation or partnership (excluding hedge funds) or real estate investment trust. “Public fixed income” represents debt instruments that pay interest and usually have a maturity (excluding mortgages). “Real estate” includes direct real estate equity and real estate mortgages. “Private credit and other alternatives” includes private credit, private equity, hedge funds and other alternative strategies. “Multi-asset” includes funds or products that invest in more than one asset class, balancing equity and fixed income funds and target date funds.
(2)Effective first quarter of 2020, certain assets have been reclassified from the U.S. Individual Solutions division to PGIM. Prior period amounts have been updated to conform to current period presentation.
(3)Primarily includes certain assets related to annuity and variable life products in our U.S. Individual Solutions division, retirement and group life products in our U.S. Workplace Solutions division and certain general account assets of our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

2020 to 2019 Annual Comparison. PGIM’s assets under management increased $168 billion in 2020, primarily reflecting market appreciation, strong investment performance and public fixed income inflows.

The following table sets forth assets under management by source as of the dates indicated.

	December 31,
	2020	2019	2018
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$614.9	$552.8	$493.5
Retail customers	372.0	305.6	260.2
General account	511.7	472.6	427.8
Total PGIM assets under management(2)	$1,498.6	$1,331.0	$1,181.5

Assets under management within other reporting segments(2)(3)	222.3	219.9	195.8
Total PFI assets under management	$1,720.9	$1,550.9	$1,377.3
__________
(1)Prior period amounts have been updated to conform to current period presentation. “Institutional customers” consist of third-party institutional assets and group insurance contracts. “Retail customers” consist of individual mutual funds and variable annuities and variable life insurance separate account assets, funds invested in proprietary mutual funds through our defined contribution plan products, and third-party sub-advisory relationships. “General account” also includes fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance.
(2)Effective first quarter of 2020, certain assets have been reclassified from the U.S. Individual Solutions division to PGIM. Prior period amounts have been updated to conform to current period presentation.
(3)Primarily includes certain assets related to annuity and variable life products in our U.S. Individual Solutions division, retirement and group life products in our U.S. Workplace Solutions division and certain general account assets of our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated.

	December 31,
	2020	2019	2018
	(in billions)
Beginning assets under management	$1,331.0	$1,181.5	$1,180.0
Institutional third-party flows	3.0	(6.5)	14.1
Retail third-party flows	17.2	5.7	(0.4)
Total third-party flows	20.2	(0.8)	13.7
Affiliated flows(1)	(8.5)	(3.9)	7.9
Market appreciation (depreciation)(2)	146.7	148.6	(23.0)
Foreign exchange rate impact	6.8	0.5	1.2
Net money market activity and other increases (decreases)	2.4	5.1	1.7
Ending assets under management(3)	$1,498.6	$1,331.0	$1,181.5
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Prior period amounts have been updated to conform to current period presentation.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above, and these accounted for a net increase of approximately $12 billion of assets under management in 2020. The increase was primarily driven by private debt originations and real estate equity acquisitions, partially offset by maturities and capital returned to investors.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated.

	December 31,
	2020	2019	2018
	(in billions)
Private capital deployed:
Real estate debt and equity	$24.4	$26.1	$25.6
Private credit and equity	12.6	13.2	12.5
Total private capital deployed	$37.0	$39.3	$38.1

Co- and Seed Investments

The following table sets forth PGIM’s co- and seed investments at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	December 31,
	2020	2019(1)
	(in millions)
Co-Investments:
Public fixed income	$489	$462
Real estate	170	228
Private credit and other alternatives	26	19
Seed Investments:
Public equity	675	671
Public fixed income	356	325
Real estate	33	34
Private credit and other alternatives	79	59
Multi-asset	62	74
Total	$1,890	$1,872
__________
(1)Prior period amounts have been updated to conform to current period presentation.

The increase of $18 million in co- and seed investments was primarily driven by strong public fixed income and private credit and other alternatives investment performance, partially offset by a liquidation of a significant real estate co-investment.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	$1,436	$1,301	$1,049
Group Insurance	(16)	285	229
Total U.S. Workplace Solutions division	1,420	1,586	1,278
U.S. Individual Solutions division:
Individual Annuities	1,470	1,843	1,925
Individual Life	(48)	87	223
Total U.S. Individual Solutions division	1,422	1,930	2,148
Assurance IQ division(1):
Assurance IQ	(88)	(9)	0
Total Assurance IQ division	(88)	(9)	0
Total U.S. Businesses	2,754	3,507	3,426
Reconciling Items:
Realized investment gains (losses), net, and related adjustments(2)	(2,526)	(1,881)	88
Charges related to realized investment gains (losses), net	(120)	(58)	(333)
Market experience updates(3)	(591)	(408)	0
Other adjustments(4)	51	(47)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	4	2	(1)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(428)	$1,115	$3,180
________
(1)Assurance IQ was acquired by the Company in October 2019. See Note 1 to the Consolidated Financial Statements for additional information.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.
(4)Represents certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 22 to the Consolidated Financial Statements for additional information.

2020 to 2019 Annual Comparison. Adjusted operating income for our U.S. Businesses decreased by $753 million primarily due to:

•Lower fee income, net of distribution expenses and other associated costs, in our Individual Annuities business;

•Lower underwriting results primarily driven by COVID-19 related net mortality experience; and

•An unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements.

•Partially offsetting these decreases were lower expenses, including those associated with cost savings initiatives.

U.S. Businesses—U.S. Workplace Solutions Division

Retirement

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Operating results:
Revenues	$12,034	$15,064	$16,825
Benefits and expenses	10,598	13,763	15,776
Adjusted operating income	1,436	1,301	1,049
Realized investment gains (losses), net, and related adjustments	(23)	332	(402)
Charges related to realized investment gains (losses), net	0	4	(5)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	3	2	(1)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,416	$1,639	$641

Adjusted Operating Income

2020 to 2019 Annual Comparison. Adjusted operating income increased $135 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 included a net charge of $22 million from these updates primarily driven by an increase in expected benefit payments, while results for 2019 included a net benefit of $154 million from these updates, primarily driven by a reduction in expected benefit payments. Excluding this item, adjusted operating income increased $311 million, primarily driven by higher reserve gains due to COVID-19 related mortality gains, and lower expenses primarily due to lower costs resulting from expense savings initiatives. Net investment spread results remained relatively flat as lower reinvestment yields were largely offset by higher income on non-coupon investments and the impact of lower crediting rates.

Revenues, Benefits and Expenses

2020 to 2019 Annual Comparison. Revenues decreased $3,030 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $3,037 million. This decrease primarily reflected lower pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below.

Benefits and expenses decreased $3,165 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $3,348 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in pension risk transfer premiums discussed above, as well as more favorable reserve experience primarily driven by COVID-19 related mortality gains.

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

	Year ended December 31,
	2020	2019	2018
	(in millions)
Full Service:
Beginning total account value	$272,448	$231,669	$234,616
Deposits and sales	40,914	36,394	33,116
Withdrawals and benefits	(34,652)	(35,706)	(26,429)
Change in market value, interest credited and interest income and other activity	36,517	40,091	(9,634)
Ending total account value	$315,227	$272,448	$231,669
Institutional Investment Products:
Beginning total account value	$227,596	$200,759	$194,492
Additions(1)	22,469	31,101	21,310
Withdrawals and benefits	(18,288)	(16,743)	(15,409)
Change in market value, interest credited and interest income	8,854	9,089	3,303
Other(2)	2,756	3,390	(2,937)
Ending total account value	$243,387	$227,596	$200,759
__________
(1)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; funding agreements issued; unfunded longevity reinsurance contracts calculated as the present value of future projected benefits; and investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the years ended December 31, 2020 and 2019, “Other” activity also includes $6,989 million in receipts offset by $6,695 million in payments and $3,804 million in receipts offset by $3,104 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

2020 to 2019 Annual Comparison. The increase in Full Service account values primarily reflected favorable changes in the market value of customer funds and net deposits and sales.

The increase in Institutional Investment Products account values primarily reflected a favorable change in the market value of account values, net additions driven by investment-only stable value accounts and collateralized funding agreements.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Year ended December 31,
	2020	2019	2018

	(in millions)
Operating results:
Revenues	$5,786	$5,750	$5,685
Benefits and expenses	5,802	5,465	5,456
Adjusted operating income	(16)	285	229
Realized investment gains (losses), net, and related adjustments	48	(20)	(38)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$32	$265	$191
Benefits ratio(1)(4):
Group life(2)	93.4%	87.4%	87.2%
Group disability(2)	78.4%	75.4%	75.8%
Total Group Insurance(2)	90.2%	84.7%	84.9%
Administrative operating expense ratio(3)(4):
Group life	12.4%	12.7%	12.2%
Group disability	26.1%	24.1%	27.1%
Total Group Insurance	15.4%	15.2%	15.1%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefits ratios reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 93.6%, 78.8% and 90.4% for 2020, respectively, 87.0%, 77.7% and 84.9% for 2019, respectively, and 87.4%, 77.8% and 85.5% for 2018, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefit and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

2020 to 2019 Annual Comparison. Adjusted operating income decreased $301 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 and 2019 included a net benefit from this update of $11 million and $9 million, respectively. Excluding this item, adjusted operating income decreased $303 million, primarily reflecting lower underwriting results in our group life business driven by unfavorable claim experience primarily due to COVID-19 impacts on non-experience-rated contracts. The decrease also reflected lower underwriting results in our group disability business driven by the impact to reserves from lower interest rates, and lower net investment spread results driven by lower reinvestment yields and lower prepayment fee income.

Revenues, Benefits and Expenses

2020 to 2019 Annual Comparison. Revenues increased $36 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $5 million. The increase primarily reflected higher premiums and policy charges and fee income driven by growth in our group life business, mostly offset by lower net investment income driven by lower reinvestment yields and lower prepayment fee income, with partial offsets in interest credited to policyholder account balances, as discussed below.

Benefits and expenses increased $337 million. Excluding the impact from our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $308 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, including increases in our group life business mostly due to COVID-19 impacts. The increase was partially offset by lower interest credited to policyholder account balances, offset in net investment income, as discussed above.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Year ended December 31,
	2020	2019	2018

	(in millions)
Annualized new business premiums(1):
Group life	$243	$254	$376
Group disability	163	159	183
Total	$406	$413	$559
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2020 to 2019 Annual Comparison. Total annualized new business premiums decreased $7 million compared to 2019, primarily driven by lower sales in our group life business, partially offset by higher sales in our group disability business. Sales levels reflect pricing competitiveness and reduced levels of client case movement within the National segment.

U.S. Businesses—U.S. Individual Solutions Division

Individual Annuities

Our Individual Annuities business includes both fixed and variable annuities which may include optional guaranteed living benefit riders (e.g., GMIB, GMAB, GMWB and GMIWB), and/or optional death benefit riders (e.g., GMDB). We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine (subject to certain contractual minimums) or at rates based upon the performance of an index (subject to caps or participation rates), as well as indexed variable annuities that provide several index crediting strategies and varying levels of downside protection at predetermined levels and durations. The drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.
The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific contractual features. Under U.S. GAAP, the reserves for GMIB and GMDB are accounted for in accordance with an insurance fulfillment accounting framework and the results are included in adjusted operating income in a manner generally consistent with U.S. GAAP.
In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for under U.S. GAAP as embedded derivatives and reported using a fair value accounting framework. For purposes of measuring segment performance, adjusted operating income excludes the changes in fair value and instead reflects the performance of these riders using an insurance fulfillment accounting framework. Under this framework, adjusted operating income recognized each period reflects the rider fees earned during the period, less the portion of such fees estimated to be required to cover future benefit payments and hedging costs. Sales of traditional variable annuities with guaranteed living benefit riders have been discontinued as of December 31, 2020. See “Business—Individual Annuities” for more information about these products.

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Operating results:
Revenues	$4,440	$4,995	$4,966
Benefits and expenses	2,970	3,152	3,041
Adjusted operating income	1,470	1,843	1,925
Realized investment gains (losses), net, and related adjustments	(2,911)	(2,551)	846
Charges related to realized investment gains (losses), net	4	59	(407)
Market experience updates(1)	(324)	(100)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,761)	$(749)	$2,364
________
(1)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2020 to 2019 Annual Comparison. Adjusted operating income decreased $373 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 included a $136 million net charge from these updates primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Results for 2019 included a $12 million net charge from these updates. Excluding this item, adjusted operating income decreased $249 million primarily driven by lower fee income, net of distribution expenses and other associated costs, due to unfavorable impacts from our traditional living benefit guarantees resulting from declining interest rates, as well as certain products reaching contractual milestones for fee tier reduction.

Revenues, Benefits and Expenses

2020 to 2019 Annual Comparison. Revenues decreased $555 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $423 million. The decrease was primarily driven by lower policy charges and fee income reflecting unfavorable impacts from our traditional living benefit guarantees resulting from declining interest rates, as well as certain products reaching contractual milestones for fee tier reductions. Also contributing to the decrease were lower premiums resulting from lower single premium immediate annuity sales, with offsets in policyholders’ benefits as discussed below.

Benefits and expenses decreased $182 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $174 million primarily driven by lower policyholders’ benefits, including changes in reserves, due to lower reserve provisions resulting from a decrease in single premium immediate annuity sales, with offsets in premiums, as discussed above.

Account Values

Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies primarily based on the level of account values. Additionally, our fee income generally drives other items such as the pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, policy charges and the impact of positive or negative market value changes. The annuity industry’s competitive and regulatory landscapes, which have been dynamic over the last few years, may impact our net flows, including new business sales. The following table sets forth account value information for the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$169,681	$151,080	$168,626
Sales	6,815	9,720	8,270
Full surrenders and death benefits	(7,845)	(9,374)	(8,958)
Sales, net of full surrenders and death benefits	(1,030)	346	(688)
Partial withdrawals and other benefit payments	(5,191)	(5,163)	(4,814)
Net flows	(6,221)	(4,817)	(5,502)
Change in market value, interest credited and other activity	16,360	27,072	(8,341)
Policy charges	(3,540)	(3,654)	(3,703)
Ending total account value	$176,280	$169,681	$151,080
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $170.5 billion, $164.9 billion and $147.3 billion as of December 31, 2020, 2019 and 2018, respectively. Fixed annuity account values were $5.7 billion, $4.8 billion and $3.7 billion as of December 31, 2020, 2019 and 2018, respectively.

2020 to 2019 Annual Comparison. The increase in account values during 2020 was primarily driven by favorable changes in the market value of contractholder funds, partially offset by net outflows and policy charges.

The decrease in sales, net of full surrenders and death benefits, reflects lower gross sales driven by benefit rate reductions and pricing actions in response to capital market conditions, and lower full surrenders driven by general uncertainty around COVID-19 as well as recent market volatility.

Risks and Risk Mitigants

Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For information on our external reinsurance agreements, see “Business—Individual Annuities” and Note 14 to the Consolidated Financial Statements.

Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of our indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides protection from lapse in the case of rising interest rates.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. For information on our external reinsurance agreements, see “Business—Individual Annuities” and Note 14 to the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders have been discontinued as of December 31, 2020. See “Business—Individual Annuities” for more information about these products.

i.Product Design Features:
A portion of the variable annuity contracts that we offer include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of purchase payments, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.
ii.Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives):
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to help defray potential claims. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and OTC equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options, including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets.

Under our ALM strategy, the difference between the change in value of our hedging instruments and the change in value of the portion of the economic liability that is being hedged, has historically been reflected in adjusted operating income over time. Beginning with the second quarter of 2020, this impact is excluded from adjusted operating income, which the Company believes enhances the understanding of underlying performance trends.

The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as NPR in order to maximize protection irrespective of the possibility of our own default, as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy as of the periods indicated.

	December 31,
	2020	2019
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables(1)	$18,537	$12,612
NPR adjustment, net of reinsurance recoverables(1)	4,103	3,522
Subtotal	22,640	16,134
Adjustments including risk margins and valuation methodology differences	(5,080)	(4,385)
Economic liability managed through the ALM strategy	$17,560	$11,749
________
(1) Prior period amounts have been updated to conform to current period presentation.

As of December 31, 2020, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments and derivatives as compared to the changes in the embedded derivative liability these assets support. These differences can be primarily attributed to three distinct areas:

•Different valuation methodologies in measuring the liability we intend to cover with fixed income instruments and derivatives versus the liability reported under U.S. GAAP. The valuation methodology utilized in estimating the economic liability we intend to defray with fixed income instruments and derivatives is different from that required to be utilized to measure the liability under U.S. GAAP. Additionally, the valuation of the economic liability excludes certain items that are included within the U.S. GAAP liability, such as NPR in order to maximize protection irrespective of the possibility of our own default and risk margins (required by U.S. GAAP but different from our best estimate).

•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in value of the embedded derivative liability and derivative instruments used to hedge a portion of the economic liability are immediately reflected in net income. In contrast, changes in fair value of fixed income instruments that support a portion of the economic liability are designated as available-for-sale and are recorded as unrealized gains (losses) in other comprehensive income versus net income.

•General hedge results. For the derivative portion of the ALM strategy, the net hedging impact (the extent to which the changes in value of the hedging instruments offset the change in value of the portion of the economic liability we are hedging) may be impacted by a number of factors, including: cash flow timing differences between our hedging instruments and the corresponding portion of the economic liability we are hedging, basis differences attributable to actual underlying contractholder funds to be hedged versus hedgeable indices, rebalancing costs related to dynamic rebalancing of hedging instruments as markets move, certain elements of the economic liability that may not be hedged (including certain actuarial assumptions), and implied and realized market volatility on the hedge positions relative to the portion of the economic liability we seek to hedge.
iii.Capital Hedge Program:
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

Results excluded from adjusted operating income

The following table provides the net impact to the Consolidated Statements of Operations from the results excluded from adjusted operating income, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy as described above, and the related amortization of DAC and other costs.

	Year ended December 31,
	2020	2019	2018
Results excluded from adjusted operating income(2)	(in millions)(1)
Change in value of U.S. GAAP liability, pre-NPR(3)	$(4,979)	$(1,510)	$(681)
Change in the NPR adjustment	581	(1,103)	1,394
Change in fair value of hedge assets, excluding capital hedges(4)	2,251	695	(427)
Change in fair value of capital hedges(5)	(900)	(1,024)	404
Other	136	391	156
Realized investment gains (losses), net, and related adjustments	(2,911)	(2,551)	846
Market experience updates(6)	(324)	(100)	0
Charges related to realized investment gains (losses), net	4	59	(407)
Total results excluded from adjusted operating income(7)	$(3,231)	$(2,592)	$439
__________
(1)Positive amounts represent income; negative amounts represent a loss.
(2)Includes the impact of annual reviews and update of assumptions and other refinements.
(3)Represents the change in the liability (excluding NPR) for our variable annuities living benefit guarantees, which is measured utilizing a valuation methodology that is required under U.S. GAAP. This liability includes such items as risk margins which are required by U.S. GAAP but not included in our best estimate of the liability.
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
(7)Excludes amounts from the changes in fair value of fixed income instruments recorded in OCI (versus net income): a gain of $1,384 million, a gain of $845 million and a loss of $14 million as of December 31, 2020, 2019 and 2018, respectively.

For 2020, the loss of $3,231 million was driven by an unfavorable impact related to the portions of the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding the change in fair value of capital hedges) largely due to unfavorable hedge breakage resulting from equity market volatility, as well as the unfavorable impact on the unhedged portion of the economic liability as a result of declining interest rates, partially offset by favorable equity market performance. Contributing to the overall loss were losses associated with our capital hedge program. Partially offsetting these items was a favorable NPR adjustment.

For 2019, the loss of $2,592 million was driven by an unfavorable NPR adjustment, losses associated with our capital hedge program, and an unfavorable impact related to the portions of the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding the change in fair value of capital hedges) largely due to declining interest rates, partially offset by favorable equity market performance.

Product Specific Risks and Risk Mitigants

For certain living benefit guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in-force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefit guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee. Our Prudential Defined Income variable annuity complements our variable annuity products with the highest daily benefit and provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond fund sub-account within the separate accounts.

The majority of our traditional variable annuity contracts with living benefit guarantees, and contracts sold with our highest daily living benefit features, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our ALM strategy. We may also utilize external reinsurance as a form of additional risk mitigation. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the automatic rebalancing feature are also managed through our ALM strategy. Certain legacy products with GMAB rider options include the automatic rebalancing feature but are not included in the ALM strategy. As discussed above, sales of traditional variable annuities with living benefit guarantees and automatic rebalancing features have been discontinued as of December 31, 2020. See “Business—Individual Annuities” for more information about these products.
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
The following table sets forth the risk management profile of our living benefit guarantees and guaranteed minimum death benefit (“GMDB”) features as of the periods indicated:

	December 31,
	2020		2019		2018
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$112,177	66%	$111,535	68%	$101,496	69%
ALM strategy only(3)	7,410	4%	7,703	5%	7,520	5%
Automatic rebalancing only	634	1%	732	1%	804	1%
External reinsurance(4)	3,173	2%	3,150	2%	2,873	2%
PDI	18,540	11%	16,296	9%	11,237	7%
Other products	2,492	1%	2,457	1%	2,306	2%
Total living benefit/GMDB features	$144,426		$141,873		$126,236
GMDB features and other(5)	26,120	15%	23,055	14%	21,103	14%
Total variable annuity account value	$170,546		$164,928		$147,339
_________
(1)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(2)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(3)Excludes PDI which is presented separately within this table.
(4)Represents contracts subject to a reinsurance transaction with an external counterparty covering certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature. See Note 14 to the Consolidated Financial Statements for additional information.
(5)Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Operating results:
Revenues	$6,398	$6,115	$5,831
Benefits and expenses	6,446	6,028	5,608
Adjusted operating income	(48)	87	223
Realized investment gains (losses), net, and related adjustments	359	358	(318)
Charges related to realized investment gains (losses), net	(124)	(121)	79
Market experience updates(1)	(267)	(308)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	0	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(79)	$16	$(16)
________
(1)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.
Adjusted Operating Income

2020 to 2019 Annual Comparison. Adjusted operating income decreased $135 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 included a $92 million net charge from these updates, mainly driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Results for 2019 included a $208 million net charge from these updates, mainly driven by unfavorable impacts related to mortality assumptions. Excluding this item, adjusted operating income decreased $251 million, primarily reflecting lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, a change in business practice related to the level of premiums collected on certain policies that resulted in reserve refinements, and the absence of a favorable impact from changes in market conditions on estimates of profitability in the prior year period. These decreases were partially offset by lower expenses from cost savings initiatives.

Revenues, Benefits and Expenses

2020 to 2019 Annual Comparison. Revenues increased $283 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $212 million. This increase was primarily driven by higher policy charges and fee income driven by business growth, and higher net investment income due to higher average invested assets resulting from business growth, partially offset by lower investment yields.

Benefits and expenses increased $418 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $463 million. This increase reflected higher policyholders’ benefits, including changes in reserves, driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims as well as a change in business practice related to the level of premiums collected on certain policies that resulted in reserve refinements and the absence of a favorable impact from changes in market conditions on estimates of profitability in the prior year period, as discussed above. The increase also reflected higher general and administrative expenses, net of capitalization, due to an increase in VOBA amortization, partially offset by lower expenses from cost savings initiatives.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	2020			2019			2018
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$26	$122	$148	$27	$173	$200	$28	$185	$213
Guaranteed Universal Life(1)	3	91	94	8	87	95	8	89	97
Other Universal Life(1)	17	74	91	38	117	155	45	105	150
Variable Life	100	349	449	78	200	278	54	109	163
Total	$146	$636	$782	$151	$577	$728	$135	$488	$623
__________
(1)Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 7%, 9% and 13% of Guaranteed Universal Life and 7%, 14% and 26% of Other Universal Life annualized new business premiums for the years ended December 31, 2020, 2019 and 2018, respectively. Prior period percentages have been updated to conform to current period presentation.

2020 to 2019 Annual Comparison. Total annualized new business premiums increased $54 million, primarily reflecting higher sales of variable life products throughout the year including the impact of increased sales prior to pricing actions taken in the fourth quarter of 2020, partially offset by lower sales of other universal life products due to the absence of large case activity in 2020 and lower sales of term life products due to pricing actions.

U.S. Businesses—Assurance IQ Division
Assurance IQ

Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated. Results for 2019 only reflect activity from October 10, 2019 (“acquisition date”) through December 31, 2019.

	2020	2019(1)
	(in millions)
Operating results:
Revenues	$391	$101
Expenses	479	110
Adjusted operating income	(88)	(9)
Realized investment gains (losses), net, and related adjustments	1	0
Other adjustments(2)	51	(47)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(36)	$(56)
  __________
(1)Represents activity from the acquisition date through December 31, 2019. See Note 1 to the Consolidated Financial Statements for additional information.
(2)“Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 22 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

Adjusted operating income for the year ended December 31, 2020 was $(88) million, reflecting revenues, net of marketing and distribution expenses, primarily related to our health (Medicare and Health Under 65) and life insurance product lines. Results also include amortization expenses related to intangible assets recognized as part of purchase accounting (see Note 1 and Note 10 to the Consolidated Financial Statements for additional information).

For the period from the acquisition date through December 31, 2019, adjusted operating income was $(9) million, reflecting the starting period of Assurance IQ’s earnings with Prudential and includes revenues, net of marketing and distribution expenses, related to seasonal enrollments within our health product line, as well as operating expenses and amortization expenses related to intangible assets recognized as part of purchase accounting.

Revenues and Expenses

Revenues for the year ended December 31, 2020 were $391 million, primarily reflecting commissions and marketing referral revenues from our health (Medicare and Health Under 65) and life insurance product lines. Expenses for the year ended

December 31, 2020 were $479 million driven by marketing and distribution costs, general and administrative operating expenses including certain expenses (e.g., advertising costs) incurred in preparation for the annual Medicare enrollment period, and amortization expenses related to intangible assets.

Revenues for the period from the acquisition date through December 31, 2019 were $101 million, primarily reflecting commissions and marketing referral revenues from our health, life insurance, and property and casualty product lines. Expenses for the period from the acquisition date through December 31, 2019 were $110 million driven by marketing and distribution costs, general and administrative operating expenses, and amortization expenses related to intangible assets.

International Businesses

Business Updates

•In the third quarter of 2020, we completed the sale of The Prudential Life Insurance Company of Korea, Ltd. (“POK”) to KB Financial Group Inc., for cash consideration of approximately 2.3 trillion Korean Won, equal to approximately $1.9 billion. See Note 1 to the Consolidated Financial Statements for additional information. Effective in the second quarter of 2020, the results of this business and the impact of its sale were reflected in the Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. See “—Divested and Run-off Businesses” for additional information.

•In the third quarter of 2020, we entered into a definitive agreement with Taishin Financial Holding Co, Ltd., a Taiwanese financial services provider, to sell Prudential Life Insurance Company of Taiwan Inc. (“POT”) for cash consideration of approximately $195 million at current exchange rates, to be paid at closing, and contingent consideration with a fair value of approximately $15 million at December 31, 2020. The transaction is expected to close in 2021, subject to regulatory approvals and customary closing conditions. Beginning in the third quarter of 2020, we reported our investment in POT as “held for sale” and have recognized an approximate $350 million after-tax charge to earnings, through December 31, 2020, to adjust the carrying value of POT to the fair market value reflected in the purchase price (see Note 1 to the Consolidated Financial Statements for additional information). Also, effective in the third quarter of 2020, the results of this business and the impact of its anticipated sale were reflected in the Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. We intend to use the proceeds of the transaction for general corporate purposes.

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 104 yen per USD, which was determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Year ended December 31,
	2020	2019	2018

	(in millions)
Operating results(1):
Revenues:
Life Planner	$10,122	$9,605	$9,000
Gibraltar Life and Other	11,454	11,331	11,058
Total revenues	21,576	20,936	20,058
Benefits and expenses:
Life Planner	8,618	8,172	7,657
Gibraltar Life and Other	10,006	9,652	9,382
Total benefits and expenses	18,624	17,824	17,039
Adjusted operating income:
Life Planner	1,504	1,433	1,343
Gibraltar Life and Other	1,448	1,679	1,676
Total adjusted operating income	2,952	3,112	3,019
Realized investment gains (losses), net, and related adjustments(2)	727	1,240	317
Charges related to realized investment gains (losses), net	(42)	(12)	11
Market experience updates(3)	(39)	(31)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(48)	(107)	(69)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$3,550	$4,202	$3,278
   __________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2020 to 2019 Annual Comparison. Adjusted operating income from our Life Planner operations increased $71 million including a net unfavorable impact of $1 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $42 million net charge in 2020 compared to a $5 million net benefit in 2019. The net charge in 2020 was primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions.

Excluding these items, adjusted operating income from our Life Planner operations increased $119 million, primarily reflecting favorable underwriting results due to the growth of business in force in our Japan and Brazil operations and favorable policyholder experience, partially offset by an unfavorable impact from mortality experience. Also contributing to the increase were lower expenses primarily driven by the absence of updates to legal reserves incurred in the prior year period, partially offset by higher expenses driven by costs associated with COVID-19 (see “Overview—COVID-19—Expenses”) and higher costs related to business growth and business initiatives. These increases were partially offset by lower net investment spread results primarily driven by lower reinvestment yields.

Adjusted operating income from our Gibraltar Life and Other operations decreased $231 million including a net unfavorable impact of $9 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $52 million net charge in 2020 compared to a $7 million net benefit in 2019. The net charge in 2020 was primarily driven by updates of reserves reflecting the impact of a decrease in long-term interest rate assumptions, as well as other refinements.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations decreased $163 million, primarily reflecting lower net investment spread results driven by lower reinvestment yields, and lower earnings from our joint venture investments, as well as higher expenses driven by costs associated with COVID-19 (see “Overview—COVID-19—Expenses”). These decreases were partially offset by favorable underwriting results and a favorable impact from mortality experience.

Revenues, Benefits and Expenses

2020 to 2019 Annual Comparison. Revenues from our Life Planner operations increased $517 million including a net unfavorable impact of $109 million from currency fluctuations and a net benefit of $33 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $593 million, primarily driven by higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses from our Life Planner operations increased $446 million including a net favorable impact of $108 million from currency fluctuations and a net charge of $80 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $474 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force, as well as an unfavorable impact from mortality experience. These increases were partially offset by lower expenses primarily driven by the absence of updates to legal reserves incurred in the prior year period, partially offset by higher expenses driven by costs associated with COVID-19 impacts.

Revenues from our Gibraltar Life and Other operations increased $123 million, including a net favorable impact of $98 million from currency fluctuations and a net charge of $9 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $34 million primarily driven by higher premiums, partially offset by lower net investment results driven by lower reinvestment yields, and lower other income driven by an unfavorable impact from our joint venture investments.
Benefits and expenses from our Gibraltar Life and Other operations increased $354 million including a net unfavorable impact of $107 million from currency fluctuations and a net charge of $50 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $197 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, as well as higher expenses driven by costs associated with COVID-19 impacts.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Year ended December 31,
	2020	2019	2018

	(in millions)
Annualized new business premiums(1):
On an actual exchange rate basis:
Life Planner	$1,041	$1,097	$1,023
Gibraltar Life and Other	1,149	1,213	1,483
Total	$2,190	$2,310	$2,506
On a constant exchange rate basis:
Life Planner	1,087	1,105	1,021
Gibraltar Life and Other	1,153	1,220	1,492
Total	$2,240	$2,325	$2,513
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information.

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

2020 to 2019 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Year Ended December 31, 2020					Year Ended December 31, 2019
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total

	(in millions)
Life Planner(2)	$578	$71	$438	$0	$1,087	$607	$92	$405	$1	$1,105
Gibraltar Life and Other:
Life Consultants	340	33	58	63	494	349	40	82	142	613
Banks(3)	418	0	23	18	459	378	0	37	12	427
Independent Agency	100	4	91	5	200	88	8	68	16	180
Subtotal	858	37	172	86	1,153	815	48	187	170	1,220
Total	$1,436	$108	$610	$86	$2,240	$1,422	$140	$592	$171	$2,325
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 3% and 71%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2020, and 1% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2019.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $18 million primarily driven by lower sales due to COVID-19 impacts, lower sales of corporate term products in Japan driven by the corporate product tax rule change effective July 2019, and lower Life Planner headcount, as discussed below. The decreases were partially offset by higher sales of USD-denominated products ahead of pricing increases in the third quarter of 2020.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $67 million. Life Consultants sales decreased $119 million, primarily driven by COVID-19 impacts, lower sales of USD-denominated fixed annuity products driven by declines in crediting rates, and lower Life Consultant headcount (as discussed under “Sales Force” below). Bank channel sales increased $32 million, reflecting higher sales of USD-denominated protection products ahead of pricing increases in the third quarter of 2020, partially offset by lower sales due to COVID-19 impacts. Independent Agency sales increased $20 million, reflecting higher sales of USD-denominated protection and endowment products ahead of pricing increases in the third quarter of 2020, partially offset by lower sales of USD-denominated fixed annuity products.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated:

	As of December 31,
	2020	2019	2018
Life Planners:
Japan	4,555	4,356	4,183
All other countries(1)	1,511	1,833	1,640
Gibraltar Life Consultants	7,254	7,403	7,964
Total	13,320	13,592	13,787

__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information.

2020 to 2019 Comparison. The number of Life Planners decreased by 123, driven by a decrease of 322 in other operations, primarily attributable to a decrease in Brazil as a result of increased terminations related to enhanced agency contract requirements. Life Planners in Japan increased by 199 as a result of recruiting efforts and fewer terminations. The number of Gibraltar Life Consultants decreased by 136, primarily reflecting more selective recruiting efforts and retention standards.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2020	2019	2018

	(in millions)
Operating results:
Interest expense on debt(1)	$(894)	$(866)	$(809)
Investment income(1)	134	250	169
Pension and employee benefits	191	149	195
Other corporate activities(2)	(1,255)	(1,299)	(838)
Adjusted operating income	(1,824)	(1,766)	(1,283)
Realized investment gains (losses), net, and related adjustments	(2,357)	(193)	216
Charges related to realized investment gains (losses), net	3	(53)	7
Market experience updates(3)	(10)	(10)	0
Divested and Run-off Businesses(4)	(629)	755	(1,434)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(25)	(6)	4
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(4,842)	$(1,273)	$(2,490)
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes consolidating adjustments.
(3)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.
(4)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information.

2020 to 2019 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, increased $58 million. Investment income decreased $116 million primarily driven by lower income on highly liquid assets due to lower investment yields, a decrease in average invested assets and lower income on non-coupon investments. Interest expense on debt increased $28 million, reflecting higher average debt balances. Net charges from other corporate activities decreased $44 million, primarily reflecting higher charges in the prior year period for certain corporate costs and initiatives, including a significant charge related to the implementation of the Company’s Voluntary Separation Program (see “—Overview” above), partially offset by increases to legal reserves in the current year period.

Results from pension and employee benefits were favorable by $42 million, primarily driven by a decrease in employee health benefit costs.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2021, we decreased the discount rate from 3.30% to 2.55% as of December 31, 2020. The expected rate of return on plan assets will decrease from 6.00% in 2020 to 5.75% in 2021. The assumed rate of increase in compensation will remain unchanged at 4.50%. Giving effect to the foregoing assumptions and other factors, we expect income from our qualified pension plan in 2021 to be approximately $85 million to $90 million higher than 2020 levels. The increase is driven by lower interest costs on the plan obligation due to the lower discount rate.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2021, we decreased the discount rate from 3.25% to 2.40% as of December 31, 2020. The expected rate of return on plan assets will remain unchanged at 6.75%. Giving effect to the foregoing assumptions and other factors, we expect postretirement income in 2021 to be approximately $15 million to $20 million higher than 2020 levels. The increase is driven by lower interest costs on the plan obligation due to the lower discount rate.

In 2021, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, see Note 18 to the Consolidated Financial Statements.

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

	Year ended December 31,
	2020	2019	2018

	(in millions)
Long-Term Care	$351	$469	$(1,458)
Other(1)	(980)	286	24
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$(629)	$755	$(1,434)
 __________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its anticipated sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information.

Long-Term Care. Results for the year ended December 31, 2020 decreased $118 million compared to 2019, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2020 included a $33 million net charge from these updates, while results for 2019 included a $9 million net charge from these updates. Excluding these items, results decreased $94 million primarily reflecting less favorable underwriting results including less favorable claim experience, an increase in reserves as a result of an unlocking of assumptions in the first quarter of 2020 due to the decline in interest rates, and a less favorable increase in the market value of equity securities. These decreases were partially offset by a more favorable increase in the market value of derivatives used for duration management.

Other. Results for the year ended December 31, 2020 primarily reflect the results of POK and the impact of its sale which was completed in August 2020, as well as the results of POT and the impact of its anticipated sale. See Note 1 to the Consolidated Financial Statements for additional information.

Closed Block Division

The Closed Block division includes certain in-force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies (collectively, the “Closed Block”), as well as certain related assets and liabilities. We no longer offer these traditional domestic participating policies. See Note 15 to the Consolidated Financial Statements for additional information.

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

As of December 31, 2020, the excess of actual cumulative earnings over the expected cumulative earnings was $2,920 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $5,867 million at December 31, 2020, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
U.S. GAAP results:
Revenues	$4,766	$5,642	$4,678
Benefits and expenses	4,790	5,606	4,740
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(24)	$36	$(62)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2020 to 2019 Annual Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $60 million. Net investment activity results decreased primarily reflecting lower realized investment gains driven by unfavorable changes in the value of derivatives used in risk management activities, and a decrease in other income driven by less favorable changes in the value of equity securities. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2021 dividend scale and runoff of policies in force. As a result of the above and other variances, a $117 million increase in the policyholder dividend obligation was recorded in 2020, compared to a $564 million increase in 2019. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

2020 to 2019 Annual Comparison. Revenues decreased $876 million primarily driven by a decrease in net realized investment gains, a decrease in other income, and lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses decreased $816 million primarily driven by a decrease in dividends to policyholders, reflecting a decrease in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Income Taxes

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2020, 2019 and 2018, and the reported income tax (benefit) expense are provided in the following table:

	Year Ended December 31,
	2020	2019(1)	2018(1)

	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$(68)	$1,068	$1,015
Non-taxable investment income	(228)	(270)	(250)
Foreign taxes at other than U.S. rate	252	234	347
Low-income housing and other tax credits	(112)	(118)	(112)
Changes in tax law	(194)	(2)	(321)
Sale of subsidiary	277	4	10
Non-controlling interest	(48)	(11)	0
Non-deductible expenses	14	23	33
Change in valuation allowance	17	(1)	(6)
State taxes	10	1	6
Other	(1)	19	100
Reported income tax expense (benefit)	$(81)	$947	$822
Effective tax rate	25.1%	18.6%	17.0%
  __________
(1)Prior period amounts have been updated to conform to current period presentation.

Effective Tax Rate

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” Our effective tax rate for fiscal years 2020, 2019 and 2018 was 25.1%, 18.6%, and 17.0%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 16 to the Consolidated Financial Statements. The change in the effective tax rate from 18.6% in 2019 to 25.0% in 2020 was primarily driven by a decrease in pre-tax net income, the sale of a subsidiary and the impact of the CARES Act. The increase in the effective tax rate from 17.0% in 2018 to 18.6% in 2019 was primarily driven by the impacts of the Tax Act of 2017 in 2018.

Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2020, 2019 and 2018 was $17 million, $18 million and $20 million, respectively. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Retirement:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$602	$699	$(472)
Change in experience-rated contractholder liabilities due to asset value changes	(625)	(682)	435
Gains (losses), net, on experienced rated contracts(2)(3)	$(23)	$17	$(37)
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$68	$267	$(275)
Change in experience-rated contractholder liabilities due to asset value changes	(68)	(267)	275
Gains (losses), net, on experienced rated contracts	$0	$0	$0
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$670	$966	$(747)
Change in experience-rated contractholder liabilities due to asset value changes	(693)	(949)	710
Gains (losses), net, on experienced rated contracts(2)(3)	$(23)	$17	$(37)
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million, $7 million and $99 million as of December 31, 2020, 2019 and 2018, respectively. We have recovered, and expect to recover in future periods, these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(3)Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $6 million and $57 million, and a decrease of $23 million for the years ended December 31, 2020, 2019 and 2018, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of December 31, 2020				As of December 31, 2019
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for-sale	$370,681	$5,005	$42,224	$1,038	$349,720	$3,570	$41,376	$745
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	21,414	615	0	0	19,530	730	0	0
Equity securities	2,043	0	0	0	1,790	0	0	0
All other(2)	619	20	0	0	261	0	0	0
Subtotal	24,076	635	0	0	21,581	730	0	0
Fixed maturities, trading	3,636	230	278	13	3,628	275	256	12
Equity securities	5,653	576	2,345	84	5,140	557	2,245	76
Commercial mortgage and other loans	1,092	0	0	0	228	0	0	0
Other invested assets(3)	2,268	366	3	0	1,433	567	0	0
Short-term investments	6,222	146	88	31	3,789	119	147	36
Cash equivalents	5,241	1	241	0	8,855	99	151	32
Other assets	268	268	0	0	113	113	0	0
Separate account assets	304,270	1,821	0	0	288,724	1,717	0	0
Total assets	$723,407	$9,048	$45,179	$1,166	$683,211	$7,747	$44,175	$901
Future policy benefits	$18,879	$18,879	$0	$0	$12,831	$12,831	$0	$0
Policyholders’ account balances	1,914	1,914	0	0	1,316	1,316	0	0
Other liabilities(3)	385	0	0	0	928	105	8	0
Notes issued by consolidated variable interest entities (“VIEs”)	0	0	0	0	800	800	0	0
Total liabilities	$21,178	$20,793	$0	$0	$15,875	$15,052	$8	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.3% and 2.6%, respectively, as of December 31, 2020 and 1.1% and 2.0%, respectively, as of December 31, 2019.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.3 billion of public fixed maturities as of December 31, 2020 with values primarily based on indicative broker quotes, and approximately $4.6 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

General Account Investments

We maintain diversified investment portfolios in our general account to support our liabilities to customers as well as our other general liabilities. Investments and other assets that do not support general account liabilities, and are therefore excluded from our general account, are as follows:

•assets of our derivative operations;
•assets of our investment management operations, including investments managed for third-parties; and
•those assets classified as “Separate account assets” on our balance sheet.

The general account portfolios are managed pursuant to the distinct objectives and investment policy statements of PFI excluding the Closed Block division and of the Closed Block division. The primary investment objectives of PFI excluding the Closed Block division include:

•hedging and otherwise managing the market risk characteristics of the major product liabilities and other obligations of the Company;
•optimizing investment income yield within risk constraints over time; and
•for certain portfolios, optimizing total return, including both investment income yield and capital appreciation, within risk constraints over time, while managing the market risk exposures associated with the corresponding product liabilities.
We pursue our objective to optimize investment income yield for PFI excluding the Closed Block division over time through:

•the investment of net operating cash flows, including new product premium inflows, and proceeds from investment sales, repayments and prepayments into investments with attractive risk-adjusted yields; and
•the sale of investments, where appropriate, either to meet various cash flow needs or to manage the portfolio's risk exposure profile with respect to duration, credit, currency and other risk factors, while considering the impact on taxes and capital.

The primary investment objectives of the Closed Block division include:

•providing for the reasonable dividend expectations of the participating policyholders within the Closed Block division; and
•optimizing total return, including both investment income yield and capital appreciation, within risk constraints, while managing the market risk exposures associated with the major products in the Closed Block division.

Our portfolio management approach, while emphasizing our investment income yield and asset/liability risk management objectives, also takes into account the capital and tax implications of portfolio activity and our assertions regarding our ability and intent to hold debt securities to recovery. For a further discussion of our allowance for credit losses, including our assertions regarding any intention or requirement to sell debt securities before anticipated recovery, see “—Realized Investment Gains and Losses—Credit Losses” below.

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

Most of our products can be categorized into the following three classes:

•interest-crediting products for which the rates credited to customers are periodically adjusted to reflect market and competitive forces and actual investment experience, such as fixed annuities and universal life insurance;
•participating individual and experience-rated group products in which customers participate in actual investment and business results through annual dividends, interest or return of premium; and
•products with fixed or guaranteed terms, such as traditional whole life and endowment products, guaranteed investment contracts (“GICs”), funding agreements and payout annuities.

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2020, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division, including the impact of derivatives, was between 7 and 8 years. As of December 31, 2020, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, was between 12 and 13 years and represented a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	December 31, 2020
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$309,813	63.7%	$29,475	$339,288
Public, held-to-maturity, at amortized cost, net of allowance	1,719	0.4	0	1,719
Private, available-for-sale, at fair value	60,224	12.4	12,749	72,973
Private, held-to-maturity, at amortized cost, net of allowance	211	0.1	0	211
Fixed maturities, trading, at fair value	3,425	0.7	277	3,702
Assets supporting experience-rated contractholder liabilities, at fair value	24,115	5.0	0	24,115
Equity securities, at fair value	5,108	1.1	2,345	7,453
Commercial mortgage and other loans, at book value, net of allowance	55,892	11.5	8,421	64,313
Policy loans, at outstanding balance	7,207	1.5	4,064	11,271
Other invested assets, net of allowance(1)	10,716	2.1	3,610	14,326
Short-term investments, net of allowance	7,640	1.5	124	7,764
Total general account investments	486,070	100.0%	61,065	547,135
Invested assets of other entities and operations(2)	6,485		0	6,485
Total investments	$492,555		$61,065	$553,620

	December 31, 2019
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$296,382	64.9%	$29,011	$325,393
Public, held-to-maturity, at amortized cost	1,705	0.4	0	1,705
Private, available-for-sale, at fair value	52,750	11.6	12,365	65,115
Private, held-to-maturity, at amortized cost	228	0.1	0	228
Fixed maturities, trading, at fair value	2,467	0.5	256	2,723
Assets supporting experience-rated contractholder liabilities, at fair value	21,597	4.7	0	21,597
Equity securities, at fair value	4,586	1.0	2,245	6,831
Commercial mortgage and other loans, at book value, net of allowance	54,671	12.0	8,629	63,300
Policy loans, at outstanding balance	7,832	1.7	4,264	12,096
Other invested assets(1)	9,210	2.0	3,334	12,544
Short-term investments	5,223	1.1	227	5,450
Total general account investments	456,651	100.0%	60,331	516,982
Invested assets of other entities and operations(2)	5,778		0	5,778
Total investments	$462,429		$60,331	$522,760
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

The increase in general account investments attributable to PFI excluding the Closed Block division in 2020 was primarily due to a decrease in interest rates, the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Consolidated Financial Statements.

As of December 31, 2020 and 2019, 43% and 42%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	December 31,
	2020	2019
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$154,261	$142,220
Public, held-to-maturity, at amortized cost, net of allowance	1,719	1,705
Private, available-for-sale, at fair value	21,748	19,189
Private, held-to-maturity, at amortized cost, net of allowance	211	228
Fixed maturities, trading, at fair value	550	492
Assets supporting experience-rated contractholder liabilities, at fair value	3,149	2,777
Equity securities, at fair value	2,134	2,185
Commercial mortgage and other loans, at book value, net of allowance	19,915	19,138
Policy loans, at outstanding balance	3,078	2,859
Other invested assets(1)	3,045	2,187
Short-term investments, net of allowance	438	165
Total Japanese general account investments	$210,248	$193,145
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The increase in general account investments related to our Japanese insurance operations in 2020 was primarily attributable to a decrease in interest rates, the reinvestment of net investment income and net business inflows.

As of December 31, 2020, our Japanese insurance operations had $89.2 billion, at carrying value, of investments denominated in U.S. dollars, including $1.8 billion that were hedged to yen through third-party derivative contracts and $74.8 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2019, our Japanese insurance operations had $77.1 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $62.4 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $12.1 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2019 was primarily attributable to a decrease in the U.S. treasury bond rates, reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $10.2 billion and $9.9 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2020 and 2019, respectively. The $0.3 billion increase in the carrying value of Australian dollar-denominated investments from December 31, 2019 was primarily attributable to the translation impact of the Australian dollar strengthening against the U.S. dollar, partially offset by run off of the portfolio. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Year Ended December 31, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.59%	$7,416	2.78%	$3,875	3.75%	$11,291	$1,566	$12,857
Assets supporting experience-rated contractholder liabilities	3.22	637	1.88	52	3.06	689	0	689
Equity securities	2.01	48	3.62	72	2.74	120	42	162
Commercial mortgage and other loans	3.95	1,377	2.89	731	3.91	2,108	358	2,466
Policy loans	5.31	238	3.23	98	4.47	336	247	583
Short-term investments and cash equivalents	0.83	171	0.86	14	0.83	185	6	191
Gross investment income	4.06	9,887	2.89	4,842	3.58	14,729	2,219	16,948
Investment expenses	(0.12)	(272)	(0.14)	(245)	(0.13)	(517)	(136)	(653)
Investment income after investment expenses	3.94%	9,615	2.75%	4,597	3.45%	14,212	2,083	16,295
Other invested assets(3)		413		245		658	157	815
Investment results of other entities and operations(4)		300		0		300	0	300
Total investment income		$10,328		$4,842		$15,170	$2,240	$17,410

	Year Ended December 31, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.71%	$7,567	2.87%	$3,842	3.87%	$11,409	$1,713	$13,122
Assets supporting experience-rated contractholder liabilities	3.61	678	1.99	52	3.42	730	0	730
Equity securities	2.30	49	3.27	66	2.77	115	45	160
Commercial mortgage and other loans	4.21	1,406	4.29	767	4.24	2,173	388	2,561
Policy loans	5.36	256	3.92	107	4.84	363	255	618
Short-term investments and cash equivalents	2.58	373	3.40	27	2.62	400	32	432
Gross investment income	4.41	10,329	3.04	4,861	3.86	15,190	2,433	17,623
Investment expenses	(0.13)	(400)	(0.14)	(280)	(0.13)	(680)	(209)	(889)
Investment income after investment expenses	4.28%	9,929	2.90%	4,581	3.73%	14,510	2,224	16,734
Other invested assets(3)		378		184		562	99	661
Investment results of other entities and operations(4)		190		0		190	0	190
Total investment income		$10,497		$4,765		$15,262	$2,323	$17,585

	Year Ended December 31, 2018
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.68%	$7,004	2.93%	$3,707	3.87%	$10,711	$1,692	$12,403
Assets supporting experience-rated contractholder liabilities	3.62	674	1.81	46	3.41	720	0	720
Equity securities	2.28	48	3.45	72	2.86	120	45	165
Commercial mortgage and other loans	4.03	1,299	3.96	623	4.01	1,922	407	2,329
Policy loans	5.44	258	3.92	101	4.91	359	263	622
Short-term investments and cash equivalents	2.20	265	2.83	33	2.25	298	30	328
Gross investment income	4.36	9,548	3.04	4,582	3.82	14,130	2,437	16,567
Investment expenses	(0.15)	(397)	(0.13)	(237)	(0.14)	(634)	(204)	(838)
Investment income after investment expenses	4.21%	9,151	2.91%	4,345	3.68%	13,496	2,233	15,729
Other invested assets(3)		221		93		314	55	369
Investment results of other entities and operations(4)		78		0		78	0	78
Total investment income		$9,450		$4,438		$13,888	$2,288	$16,176
__________
(1)The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost (2019 and 2018) and amortized cost, net of allowance (2020). Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Total yields exclude investment income and assets related to other invested assets.

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
(5)The total yield was 3.54%, 3.81% and 3.77% for the years ended December 31, 2020, 2019 and 2018, respectively.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for 2020 compared to 2019 was primarily the result of lower fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for 2020 compared to 2019 was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $54.2 billion and $47.5 billion, for the years ended December 31, 2020 and 2019, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.2 billion and $8.4 billion, for the years ended December 31, 2020 and 2019, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division and the Closed Block division by investment type as well as “Charges related to realized investment gains (losses), net” and adjustments, for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity(2)	$(26)	$(53)	$(23)
Due to securities actively marketed for sale(2)	(83)	(4)	(24)
Due to credit or adverse conditions of the respective issuer(1)(3)	(111)	(175)	(169)
Allowance for credit losses on fixed maturities(1)(3)	(105)	N/A	N/A
Net gains (losses) on sales and maturities	777	867	504
Fixed maturity securities(4)	452	635	288
Commercial mortgage and other loans	10	(6)	(15)
Derivatives	(4,571)	(1,623)	1,249
OTTI losses on other invested assets recognized in earnings	(33)	(18)	(7)
Allowance for credit losses on other invested assets	(1)	N/A	N/A
Other net gains (losses)	17	70	106
Other	(17)	52	99
Subtotal	(4,126)	(942)	1,621
Investment results of other entities and operations(5)	57	(38)	226
Total — PFI excluding Closed Block Division	(4,069)	(980)	1,847
Related adjustments(6)	(87)	145	(1,236)
Realized investment gains (losses), net, and related adjustments(6)	(4,156)	(835)	611
Charges related to realized investment gains (losses), net	(159)	(123)	(315)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments(6)	$(4,315)	$(958)	$296
Closed Block Division:
Realized investment gains (losses), net:
Due to foreign exchange movements on securities approaching maturity(2)	$(69)	$(56)	$(28)
Due to securities actively marketed for sale(2)	(9)	0	(9)
Due to credit or adverse conditions of the respective issuer(1)(3)	(6)	(27)	(26)
Allowance for credit losses on fixed maturities(1)(3)	(27)	N/A	N/A
Net gains (losses) on sales and maturities	388	417	3
Fixed maturity securities(4)	277	334	(60)
Commercial mortgage and other loans	0	3	(6)
Derivatives	(87)	193	193
OTTI losses on other invested assets recognized in earnings	0	0	(1)
Allowance for credit losses on other invested assets	0	N/A	N/A
Other net gains (losses)	(8)	(9)	4
Other	(8)	(9)	3
Subtotal — Closed Block Division	182	521	130
Consolidated PFI realized investment gains (losses), net	$(3,887)	$(459)	$1,977
__________
(1)Represents circumstances where we believe credit events or other adverse conditions of the respective issuers have caused or will lead to a deficiency in the contractual cash flows related to the investment. The amount of the impairment or allowance recorded in earnings is the difference between the amortized cost of the debt security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment (2019 and 2018) or allowance (2020).

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

2020 to 2019 Annual Comparison

Net gains on sales and maturities of fixed maturity securities were $777 million and $867 million for the years ended December 31, 2020 and 2019, respectively, primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments driven by interest rate declines during the investment holding period.

Net realized losses on derivative instruments of $4,571 million, for the year ended December 31, 2020, primarily included:

•$3,957 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$2,362 million of losses on capital hedges due to increases in equity indices.

Partially offsetting these losses were:

•$1,483 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;
•$139 million of gains for fees earned on fee-based synthetic GICs; and
•$61 million of gains on foreign currency hedges due to Japanese yen strengthening against U.S. dollar.

Net realized losses on derivative instruments of $1,623 million, for the year ended December 31, 2019, primarily included:

•$2,677 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$1,070 million of losses on capital hedges due to increases in equity indices.

Partially offsetting these losses were:

•$1,354 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;
•$378 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro;
•$145 million of gains for fees earned on fee-based synthetic GICs; and
•$124 million of gains on credit default swaps primarily due to spreads tightening.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—U.S. Individual Solutions Division—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the years ended December 31, 2020 and 2019 reflected related adjustments of net negative $87 million and net positive $145 million, respectively. Both periods’ results reflected settlements and changes in value related to interest rate and currency derivatives, as well as changes in the fair value of equity securities and fixed income securities designated as trading. Additionally, the results for 2020 included the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities, for which the majority of the foreign currency exposure is hedged and offset in “Realized Investment gains (losses), net.”

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the years ended December 31, 2020 and 2019 reflected net related charges of $159 million and $123 million, respectively. Both periods’ results were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves.

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

For LPs/LLCs accounted for using the equity method and for wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary.

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

Energy Related Investments

As of December 31, 2020, PFI excluding the Closed Block division had energy related exposure with a market value of approximately $14 billion including a net unrealized gain of $1 billion, which was reflected in AOCI. This $14 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and was comprised of the midstream (43%), independent energy (25%), integrated energy (20%), oil field services (6%) and refining (6%) sub-sectors. As of December 31, 2020, the credit quality of energy sector fixed maturity securities was 86% investment grade and 14% below investment grade. Energy related investment realized losses were approximately $184 million, comprised of $126 million of write-downs and $58 million of addition to credit loss allowances for the year ended December 31, 2020. Our investments in the energy sector could experience future valuation declines or losses if energy prices maintain their recent levels or continue to decline for an extended period of time. Our assessment that securities are other-than-temporarily impaired may change due to new developments, including those developments related to COVID-19.

Consumer Cyclical Related Investments

As of December 31, 2020, PFI excluding the Closed Block division had consumer cyclical related exposure with a market value of approximately $13 billion and a net unrealized gain of $1 billion, which was reflected in AOCI. This $13 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and included exposures in retail (37%), automotive (18%), leisure (7%), restaurants (7%), gaming (4%) and lodging (1%). As of December 31, 2020, the credit quality of consumer cyclical sector fixed maturity securities was 79% investment grade and 21% below investment grade. For additional information regarding “—Retail Related Investments,” see below.

Retail Related Investments

As of December 31, 2020, PFI excluding the Closed Block division had retail related investments of approximately $13 billion consisting primarily of $6 billion of corporate fixed maturities of which 89% were considered investment grade (also included in “—Consumer Cyclical Related Investments”); $6 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 58% and weighted-average debt service coverage ratio of 2.13 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs. In addition, we held approximately $11 billion of commercial mortgage-backed securities, of which approximately 99% and 1% were rated AAA (super-senior) and AA to A, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.

Airline Related Investments

As of December 31, 2020, PFI excluding the Closed Block division had $0.1 billion of airline related corporate fixed maturities within the transportation sector of which 97% were investment grade.

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

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity, as of the date indicated:

	December 31, 2020
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2021	$10,141	3.2%
Maturing in 2022	9,391	2.9
Maturing in 2023	11,618	3.6
Maturing in 2024	12,550	3.9
Maturing in 2025	12,836	4.0
Maturing in 2026	13,795	4.3
Maturing in 2027	14,401	4.5
Maturing in 2028	10,584	3.3
Maturing in 2029	12,285	3.9
Maturing in 2030	11,356	3.6
Maturing in 2031	9,066	2.9
Maturing in 2032 and beyond	166,639	52.1
Total corporate & government securities	294,662	92.2
Asset-backed securities	11,584	3.6
Commercial mortgage-backed securities	10,296	3.2
Residential mortgage-backed securities	2,838	1.0
Total fixed maturities	$319,380	100.0%

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	December 31, 2020					December 31, 2019
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses (5)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Finance	$37,577	$5,240	$70	$0	$42,747	$34,710	$2,796	$85	$37,421
Consumer non-cyclical	28,891	5,085	52	0	33,924	24,941	2,846	112	27,675
Utility	24,235	4,504	60	11	28,668	22,341	2,498	81	24,758
Capital goods	13,711	1,947	49	2	15,607	12,287	1,150	83	13,354
Consumer cyclical	11,196	1,536	52	13	12,667	10,871	994	45	11,820
Foreign agencies	5,323	903	11	0	6,215	5,649	928	10	6,567
Energy	12,257	1,583	118	58	13,664	12,922	1,126	186	13,862
Communications	6,013	1,343	35	22	7,299	5,916	939	34	6,821
Basic industry	5,895	914	17	0	6,792	5,866	497	38	6,325
Transportation	10,067	1,568	40	0	11,595	9,443	833	34	10,242
Technology	3,717	381	14	0	4,084	3,395	278	13	3,660
Industrial other	4,485	778	21	0	5,242	3,894	351	33	4,212
Total corporate securities	163,367	25,782	539	106	188,504	152,235	15,236	754	166,717
Foreign government(2)	93,521	16,229	236	0	109,514	97,880	20,658	63	118,475
Residential mortgage-backed(3)	2,572	198	0	0	2,770	2,955	154	1	3,108
Asset-backed	11,584	137	67	0	11,654	9,832	123	34	9,921
Commercial mortgage-backed	10,296	883	8	0	11,171	10,211	441	9	10,643
U.S. Government	25,959	8,348	15	0	34,292	24,938	4,511	94	29,355
State & Municipal	10,142	1,991	1	0	12,132	9,593	1,327	7	10,913
Total fixed maturities, available-for-sale(4)(5)	$317,441	$53,568	$866	$106	$370,037	$307,644	$42,450	$962	$349,132
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of December 31, 2020 and 2019, based on amortized cost, 86% and 76%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% and 11% of the balance, respectively.
(3)As of December 31, 2020 and 2019, based on amortized cost, 97% and more than 99% were rated A or higher, respectively.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.
(5)Effective January 1, 2020, due to the implementation of ASU 2016-13, an allowance for credit losses is now presented for available-for-sale securities. Prior period amounts have been updated to exclude held-to-maturity securities to conform to current period presentation.

The increase in net unrealized gains from December 31, 2019 to December 31, 2020 was primarily due to a decrease in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	December 31, 2020					December 31, 2019
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate securities:
Finance	$651	$67	$0	$718	$9	$628	$64	$0	$692
Foreign agencies	0	0	0	0	0	21	0	0	21
Basic industry	87	2	0	89	0	83	2	0	85
Total corporate securities	738	69	0	807	9	732	66	0	798
Foreign government(2)	935	270	0	1,205	0	891	282	0	1,173
Residential mortgage-backed(3)	266	20	0	286	0	310	21	0	331
Total fixed maturities, held-to-maturity(4)	$1,939	$359	$0	$2,298	$9	$1,933	$369	$0	$2,302
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both December 31, 2020 and 2019, based on amortized cost, 98% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of both December 31, 2020 and 2019, based on amortized cost, all were rated A or higher.
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
The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2020					December 31, 2019
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	Allowance for Credit Losses(7)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	Fair Value
	(in millions)
1	$229,951	$41,311	$381	$0	$270,881	$232,039	$35,923	$287	$267,675
2	68,458	10,683	180	0	78,961	59,114	5,198	384	63,928
Subtotal High or Highest Quality Securities(4)	298,409	51,994	561	0	349,842	291,153	41,121	671	331,603
3	11,913	1,192	95	0	13,010	10,033	854	93	10,794
4	5,119	211	119	23	5,188	4,914	248	98	5,064
5	1,629	123	67	16	1,669	1,280	196	83	1,393
6	371	48	24	67	328	264	31	17	278
Subtotal Other Securities(5)(6)	19,032	1,574	305	106	20,195	16,491	1,329	291	17,529
Total fixed maturities, available-for-sale(7)	$317,441	$53,568	$866	$106	$370,037	$307,644	$42,450	$962	$349,132
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of December 31, 2020 and 2019, 102 securities with amortized cost of $356 million (fair value, $382 million) and 796 securities with amortized cost of $3,073 million (fair value, $3,130 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of December 31, 2020, includes gross unrealized losses of $184 million on public fixed maturities and $121 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2019, includes gross unrealized losses of $188 million on public fixed maturities and $103 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of December 31, 2020, includes $253,387 million of public fixed maturities and $45,022 million of private fixed maturities and, as of December 31, 2019, includes $248,179 million of public fixed maturities and $42,974 million of private fixed maturities.
(5)On an amortized cost basis, as of December 31, 2020, includes $9,592 million of public fixed maturities and $9,440 million of private fixed maturities and, as of December 31, 2019, includes $9,049 million of public fixed maturities and $7,442 million of private fixed maturities.
(6)On an amortized cost basis, as of December 31, 2020, securities considered below investment grade based on low issue composite ratings total $15,747 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
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

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2020					December 31, 2019
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	Allowance for Credit Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	$1,839	$349	$0	$2,188	$7	$1,743	$351	$0	$2,094
2	100	10	0	110	2	190	18	0	208
Subtotal High or Highest Quality Securities(3)	1,939	359	0	2,298	9	1,933	369	0	2,302
3	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,939	$359	$0	$2,298	$9	$1,933	$369	$0	$2,302
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both December 31, 2020 and December 31, 2019, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of December 31, 2020, includes $1,728 million of public fixed maturities and $211 million of private fixed maturities and, as of December 31, 2019, includes $1,705 million of public fixed maturities and $228 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	December 31, 2020				December 31, 2019
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$11,327	$11,323	$10,284	$11,159	$9,585	$9,594	$10,196	$10,627
AA	139	144	1	2	83	86	0	0
A	16	17	2	2	40	41	6	7
BBB	12	13	9	8	19	21	9	9
BB and below	90	157	0	0	105	179	0	0
Total(4)(5)	$11,584	$11,654	$10,296	$11,171	$9,832	$9,921	$10,211	$10,643
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2020, including S&P, Moody’s, Fitch Ratings Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans, credit cards and other asset types.
(3)As of December 31, 2020 and 2019, based on amortized cost, 98% and 97% were securities with vintages of 2013 or later, respectively.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading” as well as securities held outside the general account in other entities and operations.
(5)Prior period amounts have been updated to conform to current period presentation.

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2020		December 31, 2019
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$9,554	$9,506	$7,294	$7,271
AA	2	2	0	0
A	1	1	0	0
BBB	1	1	0	0
BB and below	1	1	0	0
Total(2)(3)(4)	$9,559	$9,511	$7,294	$7,271
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2020, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of December 31, 2020.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading” as well as securities held outside the general account in other entities and operations.
(4)Prior period amounts have been updated to conform to current period presentation.

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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2020	December 31, 2019
	(in millions)
Commercial mortgage and agricultural property loans	$55,223	$53,928
Uncollateralized loans	655	656
Residential property loans	101	124
Other collateralized loans	120	65
Total recorded investment gross of allowance(1)	56,099	54,773
Allowance for credit losses	(207)	(102)
Total net commercial mortgage and other loans(2)	$55,892	$54,671
__________
(1)As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both December 31, 2020 and 2019.
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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	December 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$19,186	34.7%	$18,061	33.5%
South Atlantic	8,710	15.8	8,943	16.6
Middle Atlantic	6,500	11.8	6,664	12.4
East North Central	3,018	5.5	3,413	6.3
West South Central	5,426	9.8	5,439	10.1
Mountain	2,239	4.1	2,442	4.5
New England	1,664	3.0	1,902	3.5
West North Central	531	0.9	454	0.8
East South Central	836	1.5	622	1.2
Subtotal-U.S.	48,110	87.1	47,940	88.9
Europe	4,605	8.3	3,781	7.0
Asia	979	1.8	886	1.6
Other	1,529	2.8	1,321	2.5
Total commercial mortgage and agricultural property loans	$55,223	100.0%	$53,928	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	December 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$13,819	25.0%	$12,224	22.7%
Retail	5,718	10.4	6,524	12.1
Office	10,719	19.4	11,203	20.8
Apartments/Multi-Family	15,316	27.7	15,176	28.1
Agricultural properties	3,273	5.9	2,856	5.3
Hospitality	2,056	3.7	2,066	3.8
Other	4,322	7.9	3,879	7.2
Total commercial mortgage and agricultural property loans	$55,223	100.0%	$53,928	100.0%

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

As of December 31, 2020, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.46 times and a weighted-average loan-to-value ratio of 58%. As of December 31, 2020, 94% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2020, the weighted-average debt service coverage ratio was 2.71 times, and the weighted-average loan-to-value ratio was 65%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.4 billion and $1.8 billion of such loans as of December 31, 2020 and 2019, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of December 31, 2020 and 2019, there were $1 million and $0 million, respectively, of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	December 31, 2020
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$26,359	$742	$467	$27,568
60%-69.99%	16,692	1,305	233	18,230
70%-79.99%	7,897	799	214	8,910
80% or greater	199	304	12	515
Total commercial mortgage and agricultural property loans	$51,147	$3,150	$926	$55,223

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	December 31, 2020
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2020	$5,468	9.9%
2019	10,103	18.3
2018	8,504	15.4
2017	7,119	12.9
2016	6,278	11.4
2015	5,513	9.9
2014	4,405	8.0
2013 & Prior	7,833	14.2
Total commercial mortgage and agricultural property loans	$55,223	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity, as of the date indicated:

	December 31, 2020
	Gross Carrying Value	% of Total
Vintage	($ in millions)
Maturing in 2021	$2,604	4.6%
Maturing in 2022	3,822	6.8
Maturing in 2023	3,856	6.9
Maturing in 2024	5,790	10.3
Maturing in 2025	6,881	12.3
Maturing in 2026	6,270	11.2
Maturing in 2027	5,727	10.2
Maturing in 2028	5,280	9.4
Maturing in 2029	4,949	8.8
Maturing in 2030	3,634	6.5
Maturing in 2031	815	1.5
Maturing in 2032 and beyond	6,471	11.5
Total commercial mortgage and other loans	$56,099	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2020	December 31, 2019
	(in millions)
Allowance, beginning of year	$102	$106
Cumulative effect of adoption of ASU 2016-13	101	0
Addition to (release of) allowance for credit losses	1	(4)
Recoveries of amounts previously written-down	0	N/A
Other	3	0
Allowance, end of period	$207	$102

The allowance for credit losses as of December 31, 2020 increased compared to December 31, 2019, primarily due to the cumulative effect of adopting ASU 2016-13.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2020				December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$1,481	$410	$5	$1,886	$817	$258	$1	$1,074
Other Common Stocks	2,201	1,013	62	3,152	2,429	1,091	57	3,463
Non-redeemable Preferred Stocks	54	22	6	70	51	3	5	49
Total equity securities, at fair value(1)	$3,736	$1,445	$73	$5,108	$3,297	$1,352	$63	$4,586
__________
(1)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $83 million and $586 million during the year ended December 31, 2020 and 2019, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2020	December 31, 2019
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$3,547	$2,740
Hedge funds	1,770	1,362
Real estate-related	1,078	792
Subtotal equity method	6,395	4,894
Fair value:
Private equity	1,063	990
Hedge funds	1,111	1,233
Real estate-related	41	50
Subtotal fair value	2,215	2,273
Total LPs/LLCs	8,610	7,167
Real estate held through direct ownership(1)	1,176	1,350
Derivative instruments	199	73
Other(2)	731	620
Total other invested assets	$10,716	$9,210
__________
(1)As of December 31, 2020 and 2019, real estate held through direct ownership had mortgage debt of $409 million and $537 million, respectively.
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

	December 31, 2020	December 31, 2019
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$644	$587
Private, available-for-sale, at fair value	0	1
Fixed maturities, trading, at fair value(1)	212	1,161
Equity securities, at fair value	682	691
Commercial mortgage and other loans, at book value(2)	1,112	259
Other invested assets(1)	3,799	3,062
Short-term investments	36	17
Total investments	$6,485	$5,778
__________
(1)As of December 31, 2020 and 2019, balances include investments in CLOs with fair value of $496 million and $438 million, respectively.
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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors.”

COVID-19 and Related Market Disruptions
Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. In 2020 we took the following significant management actions that impacted our liquidity and capital position, including in response to this macro environment and the global pandemic:

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
•We suspended Common Stock repurchases under our existing repurchase authorization beginning April 1, 2020, after repurchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. On February 4, 2021, the Board authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021;
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
•In March, Prudential Legacy Insurance Company of New Jersey issued $800 million of surplus notes under its $4 billion reserve financing facility to enhance the statutory surplus of the Closed Block. Following a partial redemption in December 2020, the facility had $400 million of surplus notes outstanding as of December 31, 2020. Established in 2015, this facility is intended to alleviate any temporary impact to the Closed Block’s surplus due to the timing difference between the mark to market on assets and the decision on the level of the policyholder dividend;
•We executed additional capital hedges that protect the capital position of our U.S. insurance subsidiaries against additional declines in the equity markets; and
•We accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position of our insurance subsidiaries over time.

Liquidity. The Company continues to operate with significant liquid resources and maintains access to substantial alternative sources of liquidity, such as committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and agreements that allow us to issue senior debt to trust entities. As of December 31, 2020, Prudential Financial had highly liquid assets of $5.6 billion, excluding the net borrowings from an intercompany liquidity account. Nevertheless, adverse developments related to COVID-19 and associated market dislocations could strain our existing liquidity. For example, capital or liquidity needs at our subsidiaries resulting from market conditions or business operations could require us to use our highly liquid assets or tap alternative sources of liquidity, and our access to traditional funding sources, such as commercial paper borrowings, could become limited due to market conditions. Any need to increase the use of our alternative sources of liquidity may result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of December 31, 2020, all of our significant insurance subsidiaries maintained capital levels consistent with their ratings targets. However, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair values of our investment portfolio, which would negatively impact the statutory capital of our insurance subsidiaries. Adverse market conditions could require us to take additional management actions for our insurance subsidiaries to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or using available external sources of capital or seeking additional sources.

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

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2020, the Company had $50.2 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2020	2019
	(in millions)
Equity(1)	$36,687	$39,076
Junior subordinated debt (including hybrid securities)	7,615	7,575
Other capital debt	5,856	7,001
Total capital	$50,158	$53,652
__________
(1)Amounts attributable to Prudential Financial, excluding AOCI.

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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2019, the most recent statutory fiscal year-end for these subsidiaries for which RBC information has been filed:

Ratio
PICA(1)	411%
Prudential Annuities Life Assurance Corporation (“PALAC”)	484%
Composite Major U.S. Insurance Subsidiaries(2)	426%

__________
(1)Includes Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).
(2)Includes PICA and its subsidiaries, as noted above, and PALAC. Composite RBC is not reported to regulators and is based on the summation of total adjusted capital and risk charges for the included companies as determined under statutory accounting and RBC guidance to calculate a composite numerator and denominator, respectively, for purposes of calculating the composite ratio.

Although not yet filed, we expect our RBC ratios as of December 31, 2020 to be above our “AA” financial strength target levels.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2020, the most recent date for which this information is available:

Ratio
Prudential of Japan consolidated(1)	907%
Gibraltar Life consolidated(2)	956%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% (3.5 times the regulatory required minimums) as of December 31, 2020.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. However, as discussed above, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements.

Captive Reinsurance Companies

We use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. Our captive reinsurance companies assume business from affiliates only. To support the risks they assume, our captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of our insurance subsidiaries. All of our captives are subject to internal policies governing their activities. In the normal course of business, we contribute capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with several of the captives in connection with financing arrangements. For a description of captive reinsurance company financing activities, see below under “—Financing Activities—Subsidiary Borrowings—Term and Universal Life Reserve Financing.”

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In December 2019, the Board authorized the Company to repurchase, at management’s discretion, up to $2.0 billion of its outstanding Common Stock during the period from January 1, 2020 through December 31, 2020. We suspended Common Stock repurchases under this authorization beginning April 1, 2020, after purchasing $500 million of shares of Prudential Financial’s Common Stock in the first quarter of 2020. On February 4, 2021, the Board authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2020 and for the prior four years:

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2020	$1.10	$442	0.0	$0
September 30, 2020	$1.10	$441	0.0	$0
June 30, 2020	$1.10	$441	0.0	$0
March 31, 2020	$1.10	$445	6.7	$500

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2020	$4.40	$1,769	6.7	$500
December 31, 2019	$4.00	$1,644	27.2	$2,500
December 31, 2018	$3.60	$1,525	14.9	$1,500
December 31, 2017	$3.00	$1,300	11.5	$1,250
December 31, 2016	$2.80	$1,245	25.1	$2,000

In addition, on February 4, 2021, Prudential Financial’s Board of Directors declared a cash dividend of $1.15 per share of Common Stock, payable on March 11, 2021 to shareholders of record as of February 16, 2021.

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

We seek to mitigate the risk of having limited or no access to financing due to stressed market conditions by generally pre-funding debt in advance of maturity. During 2020, we issued $1.5 billion of senior notes, of which $1 billion were issued for general corporate purposes, including pre-funding in part our senior notes maturing through 2021. We mitigate the refinancing risk associated with our debt that is used to fund operating needs by matching the term of debt with the assets financed. To ensure adequate liquidity in stress scenarios, stress testing is performed for our major operating subsidiaries. We seek to further mitigate liquidity risk by maintaining our access to alternative sources of liquidity, as discussed below.

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

As of December 31, 2020, Prudential Financial had highly liquid assets with a carrying value totaling $6,479 million, an increase of $1,375 million from December 31, 2019. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $5,560 million as of December 31, 2020, an increase of $1,499 million from December 31, 2019.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

Sources and Uses of Holding Company Highly Liquid Assets	Year Ended December 31,
	2020	2019
	(in millions)
Highly Liquid Assets, beginning of period	$4,061	$5,548
Dividends and/or returns of capital from subsidiaries(1)	3,698	3,282
Affiliated loans/(borrowings) - (capital activities)(2)	(1,017)	818
Capital contributions to subsidiaries(3)	(386)	(521)
Total Business Capital Activity	2,295	3,579
Share repurchases	(500)	(2,500)
Common stock dividends(4)	(1,766)	(1,641)
Acquisition/Disposition Activity(5)	1,627	(1,831)
Total Share Repurchases, Dividends and Acquisition/Disposition Activity	(639)	(5,972)
Proceeds from the issuance of debt	2,768	2,465
Repayments of debt	(2,467)	(1,114)
Total Debt Activity	301	1,351
Proceeds from stock-based compensation and exercise of stock options	293	418
Interest income from subsidiaries on intercompany agreements, net of interest paid	223	199
Swap terminations(7)	(190)	(92)
Net income tax receipts & payments	482	103
Interest paid on external debt	(988)	(952)
Affiliated (borrowings)/loans - (operating activities)(6)	(283)	(115)
Other, net(7)	5	(6)
Total Other Activity	(458)	(445)
Net increase (decrease) in highly liquid assets	1,499	(1,487)
Highly Liquid Assets, end of period	$5,560	$4,061
__________
(1)Includes $470 million in the form of in-kind dividends in 2020. See “Item 15—Schedule II—Notes to Condensed Financial Information of Registrant—Dividends and Returns of Capital” for dividends and returns of capital by subsidiary.
(2)Represents the investment and deployment of capital to and from our businesses in the form of loans. 2020 includes net lending of $1,017 million from international insurance subsidiaries including $470 million received by PFI in the form of the extinguishment of debt held by international subsidiaries (offset by the in-kind dividends referred to in footnote 1 above). 2019 includes net receipts of $818 million from international subsidiaries.
(3)2020 primarily includes capital contributions of $217 million to PGIM, and $170 million to international insurance subsidiaries. 2019 includes capital contributions of $200 million to PICA, $180 million to international insurance subsidiaries, $73 million to PGIM, and $68 million to Assurance IQ.
(4)Includes cash payments made on dividends declared in prior periods.
(5)2020 represents the net proceeds from the sale of POK that were distributed to PFI. 2019 represents costs related to the acquisition of Assurance IQ, including $1,758 million of purchase consideration and $73 million of compensation expense, which is recognized over the requisite service periods.
(6)Represents loans to and from affiliated subsidiaries to support business operating needs.
(7)Prior period amounts have been updated to conform to current period presentation.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During 2020, Prudential Financial received returns of capital of $760 million from PALAC, dividends of $500 million from PICA and $120 million from Prudential Annuities Holding Company.

International insurance subsidiaries. During 2020, Prudential Financial received dividends of $3,531 million from its international insurance subsidiaries, which includes $1,627 million net proceeds from the sale of POK and $470 million of in-kind dividends in the form of the extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During 2020, Prudential Financial received dividends and returns of capital of $399 million from PGIM subsidiaries and dividends of $14 million from other subsidiaries.
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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2021, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

The ability of our PGIM subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

See Note 19 to the Consolidated Financial Statements for information on specific dividend restrictions.

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

Domestic insurance operations. In managing the liquidity of our domestic insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers. The following table sets forth the liabilities for future policy benefits and policyholders’ account balances of certain of our domestic insurance subsidiaries as of the dates indicated:

	December 31,
	2020	2019

	(in billions)
PICA	$227.2	$216.7
PLIC	50.9	51.8
Pruco Life	56.7	48.1
PRIAC	29.0	26.1
PALAC	27.7	19.1
Other(1)	(102.9)	(96.0)
Total future policy benefits and policyholders’ account balances(2)	$288.6	$265.8
__________
(1)Includes the impact of intercompany eliminations.
(2)Amounts are reflected gross of affiliated reinsurance recoverables.

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

Gross account withdrawals for our domestic insurance operations’ products in 2020 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

International insurance operations. As with our domestic operations, in managing the liquidity of our international insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. The following table sets forth the liabilities for future policy benefits and policyholders’ account balances of certain of our international insurance subsidiaries as of the dates indicated:

	December 31,
	2020	2019

	(in billions)
Prudential of Japan(1)	$63.3	$56.4
Gibraltar Life(2)	114.6	108.0
All other international insurance subsidiaries(3)	1.5	15.4
Total future policy benefits and policyholders’ account balances(4)	$179.4	$179.8
__________

(1)As of December 31, 2020 and 2019, $18.3 billion and $15.7 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2020, $1.4 billion of the insurance-related liabilities for Prudential of Japan are primarily associated with yen- and U.S. dollar-denominated products that are coinsured to Gibraltar Re, our Bermuda-based reinsurance affiliate, and primarily supported by yen- and U.S. dollar-denominated assets. As of December 31, 2019, $0.7 billion of the insurance-related liabilities for Prudential of Japan are primarily associated with yen-denominated products that are coinsured to Gibraltar Re and primarily supported by yen-denominated assets.
(2)Includes PGFL. As of December 31, 2020 and 2019, $7.1 billion and $5.5 billion, respectively, of the insurance-related liabilities for PGFL are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2020, $4.5 billion of the insurance-related liabilities for Gibraltar Life are primarily associated with yen- and U.S. dollar-denominated products that are coinsured to Gibraltar Re and primarily supported by yen- and U.S. dollar-denominated assets. As of December 31, 2019, $2.0 billion of the insurance-related liabilities for Gibraltar Life are primarily associated with yen-denominated products that are coinsured to Gibraltar Re and primarily supported by yen-denominated assets.
(3)Represents our international insurance operations, excluding Japan.
(4)Amounts are reflected gross of affiliated reinsurance recoverables.

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

Gibraltar Life sells fixed annuities, denominated in U.S. and Australian dollars, that may be subject to increased surrenders should the yen depreciate in relation to these currencies or if interest rates in Australia and the U.S. decline relative to Japan. A significant portion of the liabilities associated with these contracts include a market value adjustment feature, which mitigates the profitability impact from surrenders. As of December 31, 2020, products with a market value adjustment feature represented $26.1 billion of our Japan operations’ insurance-related liabilities, which included $22.8 billion attributable to non-yen denominated fixed annuities.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated:

	December 31, 2020
	Prudential Insurance(1)	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2019
	(in billions)
Cash and short-term investments	$6.4	$0.4	$0.7	$1.4	$0.5	$9.4	$11.9
Fixed maturity investments(2):
High or highest quality	138.2	37.4	21.2	18.9	6.7	222.4	201.3
Other than high or highest quality	9.4	3.5	1.3	0.8	0.4	15.4	12.2
Subtotal	147.6	40.9	22.5	19.7	7.1	237.8	213.5
Public equity securities, at fair value	0.4	2.3	0.1	0.3	0.1	3.2	2.5
Total	$154.4	$43.6	$23.3	$21.4	$7.7	$250.4	$227.9
__________
(1)Represents a legal entity view and as such includes both domestic and international sleeves.
(2)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated:

	December 31, 2020
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2019

	(in billions)
Cash and short-term investments	$1.3	$3.4	$1.3	$6.0	$5.0
Fixed maturity investments(3):
High or highest quality(4)	44.1	97.4	6.2	147.7	157.2
Other than high or highest quality	0.7	2.2	1.9	4.8	5.4
Subtotal	44.8	99.6	8.1	152.5	162.6
Public equity securities	1.7	1.9	0.0	3.6	4.7
Total	$47.8	$104.9	$9.4	$162.1	$172.3
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of December 31, 2020, $112.9 billion, or 76%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of December 31, 2020, the derivatives comprising the hedging portion of our ALM strategy and capital hedge program were in a net receive position of $3.4 billion compared to a net receive position of $4.7 billion as of December 31, 2019. The change in collateral position was primarily driven by a negative impact from increasing equities, partially offset by decreasing interest rates.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of December 31, 2020, we have hedged 100%, 72%, and 31%, of expected yen-based earnings for 2021, 2022 and 2023, respectively.

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

Cash settlements from these hedging activities result in cash flows between subsidiaries of Prudential Financial and either international-based subsidiaries or external parties. The cash flows are dependent on changes in foreign currency exchange rates and the notional amount of the exposures hedged. For example, a significant yen depreciation over an extended period of time could result in net cash inflows, while a significant yen appreciation could result in net cash outflows. The following tables set forth information about net cash settlements and the net asset or liability resulting from these hedging activities related to the yen and other currencies for the periods indicated:

	Year ended December 31,
Cash Settlements: Received (Paid)	2020	2019
	(in millions)
Income Hedges (External)(1)	$74	$67
Equity Hedges:
Internal(2)	188	432
External(3)	230	143
Total Equity Hedges	418	575
Total Cash Settlements	$492	$642

	As of December 31,
Assets (Liabilities):	2020	2019
	(in millions)
Income Hedges (External)(4)	$3	$60
Equity Hedges:
Internal(2)	291	506
External(5)	(56)	43
Total Equity Hedges(6)	235	549
Total Assets (Liabilities)	$238	$609
__________
(1)Includes non-yen related cash settlements of $60 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso and $41 million, primarily denominated in Australian dollar, Korean won and Brazilian real for the year ended December 31, 2020 and 2019, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related cash settlements of $23 million and $17 million, denominated in Korean won for the year ended December 31, 2020 and 2019, respectively.
(4)Includes non-yen related assets of $2 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar and assets of $37 million, primarily denominated in Korean won, Australian dollar and Chilean peso, as of December 31, 2020 and 2019, respectively.
(5)Includes non-yen related assets of $1 million, denominated in Korean won, as of December 31, 2019.
(6)As of December 31, 2020, approximately $324 million, $117 million and $(207) million of the net market values are scheduled to settle in 2021, 2022 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

PGIM operations

The principal sources of liquidity for our fee-based PGIM businesses include asset management fees, commercial mortgage origination and servicing fees, and internal and external funding facilities. The principal uses of liquidity include general and administrative expenses, facilitating our commercial mortgage loan business, and distributions of dividends and returns of capital to Prudential Financial. The primary liquidity risks for our fee-based PGIM businesses relate to their profitability, which is impacted by market conditions, our investment management performance and client redemptions. We believe the cash flows from our fee-based PGIM businesses are adequate to satisfy the current liquidity requirements of these operations, as well as requirements that could arise under reasonably foreseeable stress scenarios, which are monitored through the use of internal measures.

The principal sources of liquidity for our co- and seed investments held in our PGIM businesses are cash flows from investments, the ability to liquidate investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal use of liquidity for our co- and seed investments includes making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2020.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and a put option agreement. In May 2020, we entered into a facility agreement with a Delaware trust, pursuant to which Prudential Financial may issue and sell to the trust at any time over a ten-year period up to $1.5 billion of senior notes due May 15, 2030 and receive in exchange a corresponding amount of U.S. Treasury securities, thereby augmenting our alternative sources of liquidity. For more information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	December 31, 2020			December 31, 2019
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$8,092	$2,802	$10,894	$6,834	$2,847	$9,681
Cash collateral for loaned securities	3,379	120	3,499	3,228	986	4,214
Securities sold but not yet purchased	2	0	2	0	0	0
Total(1)(2)	$11,473	$2,922	$14,395	$10,062	$3,833	$13,895
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(3)	$10,463	$2,922	$13,385	$10,062	$3,833	$13,895
Weighted average maturity, in days(3)	28	N/A		N/A	N/A
__________
(1)The daily weighted average outstanding balance for the year ended December 31, 2020 and 2019 was $11,464 million and $10,524 million, respectively, for PFI excluding the Closed Block division, and $3,290 million and $4,152 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of December 31, 2020, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $132.0 billion, of which $14.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2020, we believe approximately $16.1 billion of the remaining eligible assets are readily lendable, including approximately $11.1 billion relating to PFI excluding the Closed Block division, of which $2.9 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $5.0 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2020, total short-term and long-term debt of the Company on a consolidated basis was $20.6 billion, an increase of $0.1 billion from December 31, 2019. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2020			December 31, 2019
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$355	$380	$25	$524	$549
Current portion of long-term debt	399	0	399	1,179	0	1,179
Subtotal	424	355	779	1,204	524	1,728
General obligation long-term debt:
Senior debt	11,007	173	11,179	9,912	172	10,084
Junior subordinated debt	7,554	60	7,615	7,518	57	7,575
Surplus notes(1)	0	343	343	0	342	342
Subtotal	18,561	576	19,137	17,430	571	18,001
Total general obligations	18,985	931	19,916	18,634	1,095	19,729
Limited and non-recourse borrowings(2)
Short-term debt	0	18	18	0	13	13
Current portion of long-term debt	0	128	128	0	192	192
Long-term debt	0	581	581	0	645	645
Subtotal	0	727	727	0	850	850
Total borrowings	$18,985	$1,658	$20,643	$18,634	$1,945	$20,579
__________
(1)Amounts are net of assets under set-off arrangements of $10,964 million and $9,749 million as of December 31, 2020 and 2019, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $409 million and $537 million as of December 31, 2020 and 2019, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $300 million as of both December 31, 2020 and 2019.

As of December 31, 2020 and 2019, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information on our short- and long-term debt obligations, see Note 17 to the Consolidated Financial Statements.

We executed transactions to reduce our ongoing financing costs in August 2020 by issuing $1.3 billion of junior subordinated notes at interest rates of 3.70% and 4.125% and with maturities ranging from 2050 to 2060 and using the proceeds to redeem in September 2020 our $710 million 5.70% junior subordinated notes due in 2053 and our $575 million 5.75% junior subordinated notes due in 2052.

Based on the use of proceeds, we classify our borrowings as capital debt and operating debt. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $13.5 billion and $14.6 billion as of December 31, 2020 and 2019, respectively. Operating debt of $6.4 billion and $5.2 billion as of December 31, 2020 and 2019, respectively, is utilized for business funding to meet specific purposes, which may include activities associated with our PGIM and Assurance IQ businesses. Operating debt also consists of debt issued to finance specific portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences.

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

Prudential Financial’s borrowings increased $0.4 billion from December 31, 2019, primarily driven by the issuance, net of related costs, of $1.5 billion of senior debt and $1.3 billion of Junior subordinated debt, partially offset by $1.2 billion in senior debt maturities and $1.3 billion in junior subordinated debt redemptions. For more information on long-term debt, see Note 17 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries decreased $287 million from December 31, 2019 due primarily to a $169 million decrease in commercial paper outstanding and a $123 million decrease in limited and non-recourse borrowings.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of December 31, 2020, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding, as compared to an aggregate issuance capacity of $13,700 million, of which $12,009 million was outstanding, as of December 31, 2019. The increase in issuance capacity in 2020 reflects a $1,200 million Credit-Linked Note Structure entered into in June 2020 for Guideline AXXX reserves, of which $700 million was outstanding as of December 31, 2020. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2020:

	Surplus Notes		Outstanding as of December 31, 2020
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size

	($ in millions)
XXX	2011-2014	2021-2024	$1,750	(1)	$1,750
AXXX	2013	2033	3,248		3,500
XXX	2014-2018	2021-2034	2,355	(2)	2,375
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	1,070		1,600
AXXX	2020	2032	700		1,200
Total Credit-Linked Note Structures			$12,919		$14,825
 __________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $0.5 billion. During the fourth quarter of 2019, this financing facility was restructured to allow for an extension through 2036.
(2)The $2.36 billion of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1.0 billion.

As of December 31, 2020, we also had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,175 million relates to Regulation XXX reserves and $1,600 million relates to Guideline AXXX reserves. In addition, as of December 31, 2020, for purposes of financing Guideline AXXX reserves, one of our captives had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	12/2/2020	11/25/2020	9/11/2020	5/18/2020
Current outlook	Stable	Stable*	Stable	Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA-
Pruco Life Insurance Company	A+	AA-	Aa3	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR**	AA-
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	AA-
Prudential Retirement Insurance and Annuity Company	A+	AA-	Aa3	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	A3	A-
Junior subordinated long-term debt	bbb	BBB+	Baa1	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A1	A+
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA-
__________
* The Current ‘Stable’ Outlook on Prudential’s ratings corresponds to all S&P rated Prudential entities including Prudential’s Japanese Subsidiaries (The Prudential Life Insurance Company Ltd., Gibraltar Life Insurance Company, Ltd., and The Prudential Gibraltar Financial Life Insurance Co. Ltd.), which have ‘Stable’ Outlooks as of June 2020.
** “NR” indicates not rated.
(1)A.M. Best Company, which we refer to as A.M. Best, financial strength ratings for insurance companies range from “A++ (superior)” to “D (Poor)”. A rating of A+ is the second highest of thirteen rating categories. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “c (Poor)”. A.M. Best short-term credit ratings range from “AMB-1+”, which represents the strongest ability to repay short-term debt obligations, to “AMB-4 (Questionable)”.
(2)Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings for insurance companies range from “AAA (extremely strong)” to “D (default)”. A rating of AA- is the fourth highest of twenty-three rating categories. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default)”. S&P short-term ratings range from “A-1 (highest category)” to “D (default)”.
(3)Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings range from “Aaa (exceptional)” to “C (lowest)”. A rating of Aa3 is the fourth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s long-term credit ratings range from “Aaa (highest)” to “C (default)”. Moody’s short-term ratings range from “Prime-1 (P-1)”, which represents a superior ability for repayment of short-term debt obligations, to “Prime-3 (P-3)”, which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)Fitch Ratings Inc., which we refer to as Fitch, financial strength ratings range from “AAA (exceptionally strong)” to “C (distressed)”. A rating of AA- is the fourth highest of twenty-one rating categories. Fitch long-term credit ratings range from “AAA (highest credit quality)”, which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default)”. Short-term ratings range from “F1+ (highest credit quality)” to “D (default)”.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. In 2020, Fitch, Moody’s and AM Best revised the Rating Outlook on the U.S. life insurance industry from Stable to Negative. S&P maintained their outlook for the U.S. life insurance sector at Stable. In June of 2020, S&P revised their Outlook on the Japan sovereign rating from ‘Positive’ to ‘Stable’. This resulted in a change in outlook to ‘Stable’ for Prudential of Japan, Prudential Gibraltar Financial Life Insurance Co. and Gibraltar, as these entities are capped by Japan’s sovereign credit rating (‘A+’/’Stable’ Outlook).

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

Requirements to post collateral or make other payments because of ratings downgrades under certain agreements, including derivative agreements, can be satisfied in cash or by posting permissible securities held by the subsidiaries subject to the agreements. In addition, a ratings downgrade by A.M. Best to “A-” for our domestic life insurance companies would require PICA to either post collateral or a letter of credit in the amount of approximately $1.2 billion, based on the level of statutory reserves related to the variable annuity business acquired from Allstate. We believe that the posting of such collateral would not be a material liquidity event for PICA.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2020. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	Total	2021	2022-2023	2024-2025	2026 and thereafter
	(in millions)
Short-term and long-term debt obligations(1)	$41,534	$1,881	$2,577	$2,857	$34,219
Operating lease obligations(2)	556	156	202	118	80
Purchase obligations:
Commitments to purchase or fund investments(3)	9,903	5,219	2,650	1,171	863
Commercial mortgage loan commitments(4)	2,357	1,969	378	10	0
Other liabilities:
Insurance liabilities(5)	1,181,976	51,178	69,794	70,297	990,707
Other(6)	14,806	14,454	140	65	147
Total	$1,251,132	$74,857	$75,741	$74,518	$1,026,016
__________
(1)The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 17 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in 2021. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 17 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 11 to the Consolidated Financial Statements.
(3)As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlements of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $336 million that we anticipate will ultimately be funded from our separate accounts.
(4)As discussed in Note 23 to the Consolidated Financial Statements, loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration date. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)The estimated cash flows due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of premium receipts and reinsurance recoverables. Contractual obligations are contingent upon the receipt of premiums. These future estimated cash flows for current policies in force generally reflect our best estimate economic and actuarial assumptions. These cash flows are undiscounted with respect to interest. Therefore, the sum of the cash flows shown for all years in the table of $1,182 billion exceeds the corresponding liability amounts of approximately $809 billion included in the Consolidated Financial Statements as of December 31, 2020. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash flows related to the underlying policies and contracts. Due to the significance of the assumptions used and the contingent nature of contractual terms, actual cash flows and their timing will differ, possibly materially, from these estimates. Timing of cash flows in the “2025 and thereafter” category include long term liabilities that may extend beyond 100 years.
(6)The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $305 million of notes issued by consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2020.

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

Other Off-Balance Sheet Arrangements

In 2020, Prudential Financial entered into a ten-year facility agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust.

In 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust.

In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of December 31, 2020, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, none of the notes are reflected in the Consolidated Financial Statements as of that date.

See Note 17 to the Consolidated Financial Statements for more information on these arrangements.

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

Risk Management

Overview

We employ a risk governance structure, overseen by senior management and our Board and managed by Enterprise Risk Management (“ERM”), to provide a common framework for: evaluating the risks embedded in and across our businesses and corporate centers; developing risk appetites; managing these risks; and identifying current and future risk challenges and opportunities. For a discussion of the risks of our businesses, see “Risk Factors”.

Risk Governance Framework

Each of our businesses has a risk governance structure that is supported by a framework at the corporate level. Generally, our businesses are authorized to make day-to-day risk decisions that are consistent with enterprise risk policies and limits, and subject to enterprise oversight.

Board of Directors Oversight

Our Board oversees our risk profile and management’s processes for assessing and managing risk, through both the whole Board and its committees. The Board also reviews strategic risks and opportunities facing the Company and its businesses. Other important categories of risk are assigned to designated Board committees that report back to the full Board. In general, the committees oversee the following risks:

•Audit Committee: insurance risk and operational risk, including model risk, as well as risks related to financial controls, legal, regulatory and compliance risks, and the overall risk management governance structure and risk management function;
•Compensation Committee: the design and operation of the Company’s compensation programs so that they do not encourage unnecessary or excessive risk-taking, as well as broad human capital management issues;
•Corporate Governance and Business Ethics Committee: the Company’s overall ethical culture, political contributions, lobbying expenses and overall political strategy, as well as the Company’s Environmental, Social, and Governance strategy that includes environmental risk (which includes climate risk), sustainability and corporate social responsibility to minimize reputational risk and focus on future sustainability;
•Finance Committee: liquidity risk and risk involving our capital and liquidity management, including the incurrence and repayment of borrowings, the capital structure of the Company, funding of benefit plans and statutory insurance reserves. The Finance Committee oversees our capital plan and receives regular updates on the sources and uses of capital relative to plan, as well as on our Risk Appetite Framework;
•Investment Committee: investment risk, market risk, and review of investment performance and risk positions. The Investment Committee approves investment and market risk limits based on asset class, issuer, credit quality and geography; and
•Risk Committee: the governance of significant risk throughout the Company, the establishment and ongoing monitoring of our risk profile, risk capacity and risk appetite, and coordination of the risk oversight functions of the other Board committees.

Management Oversight

Our primary risk management committee is the Enterprise Risk Committee (“ERC”). The ERC is chaired by our Chief Risk Officer and otherwise consists of the Vice Chairman, Head of U.S. Businesses, Head of International Businesses, General Counsel, Chief Financial Officer, Chief Investment Officer, Chief Information Officer and Chief Actuary. Our Chief Auditor also attends meetings of the ERC. The ERC oversees the Company’s risk management framework, including the identification, assessment, monitoring and management of risks and how those risks align with the Company’s loss absorption resources. The primary focus of the ERC is the critical analysis of significant quantitative and qualitative risks and the appropriateness and alignment to the defined risk appetite of the Company.

The ERC is supported by five Risk Oversight Committees aligned with our tactical risks, each of which consists of subject matter experts and are dedicated to one of the following risk types: investment, market (including liquidity), insurance, operational, and model. Significant matters or matters where there are unresolved points of view are reviewed by the ERC. The Risk Oversight Committees provide an opportunity to evaluate complex issues by subject matter experts within the various risk areas. They evaluate the effectiveness of risk mitigation options, identify stakeholders of risks and issues, review material assumptions for reasonability and consistency across the Company, and develop recommendations for risk limits, among other responsibilities.

In addition, each of our businesses and certain corporate centers maintains their own risk committee as a forum for leaders to identify, assess, and monitor risk and exposure issues and to review new business activities and initiatives.

Enterprise Risk Management Oversight

ERM manages the risk management framework. It operates independently and is responsible for recommending policies, limits and standards for all risks. ERM oversees these risks under the guidance of the ERC and Risk Oversight Committees. Additionally, ERM and our business unit Chief Risk Officers work with our businesses and corporate areas to identify, monitor and manage risks that we may face. The ERM infrastructure is generally aligned by risk type, with certain groups within ERM working across risk types.

Risk Identification

We rely on a combination of activities to ensure that all material risks have been identified and managed as appropriate. There are three levels of activities that seek to ensure that changes in risk levels or new risks to the Company are identified and escalated as appropriate: (1) business activities, (2) corporate center activities, and (3) processes involving senior management and the Board.

•Business Activities: Each business area has a risk committee that allows senior leaders to discuss and evaluate current, new, and emerging risks in their own operations. Businesses are required to develop and maintain documented risk inventories that facilitate the identification of current risk exposures.
•Corporate Center Activities: The corporate centers review the results of the business activities and examine risks from an enterprise view across businesses under normal and stressed conditions. As a result, the corporate centers, particularly ERM, use several processes and activities to identify and assess the risks of the Company. Most corporate centers have their own risk committees.
•Senior Management and the Board: Senior management plays a critical role in reviewing the risk profile of the Company, including identifying impacts to the business strategy and risks in any new strategies under consideration. These risks are discussed with the ERC as appropriate, and with the Board if significant. As discussed above, the Board oversees the Company’s risk profile and management’s processes for assessing and managing risk, both as a full Board and through its committees.

Risk Measurement and Monitoring

Our Risk Appetite Framework is a comprehensive process designed to reasonably ensure that risks taken across the Company align with the Company’s capacity and willingness to take those risks. Using the Risk Appetite Framework, the Company measures, evaluates, and manages its financial risks. The comprehensive models, metrics, and stress scenarios used enable the Company to understand its current risk profile as well as how the risk profile may change over time through varying degrees of stress. The Risk Appetite Framework anchors the risk and capital management processes and supports management and the Board in making well-informed business decisions..

The Risk Appetite Framework is centered around a comprehensive and cohesive stress testing regime which includes a variety of stress scenarios designed to explore outcomes across the investment portfolios and businesses. This robust stress testing examines the sensitivity of assets and liabilities and how they interact with each other through time to identify places where the Company’s capacity may be challenged by the risks taken. These analytics provide insight into the impact of stress scenarios on capital and liquidity.

Additionally, the Qualitative Risk Appetite Framework helps the Company understand and manage risks that are not easily quantifiable. By continuously scanning the internal environment and reporting findings to leadership and the Board on a regular basis, the Company can monitor and mitigate operational risks in qualitative areas, such as: culture; reputation; compliance with laws, regulations, and policies; and decision-making incentives.

COVID-19

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

As of December 31, 2020, the COVID-19 pandemic has not reached the most severe levels included in the Company’s stress testing. In addition, we expect the impact of COVID-19-related claims to be moderated by the balance between our mortality exposure (such as in our individual and group life businesses) and our longevity exposure (such as in our retirement business).

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

Our risk management process utilizes a variety of tools and techniques, including:

•Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);
•Asset/liability management;
•Stress scenario testing;
•Hedging programs; and
•Risk management governance, including policies, limits, and a committee that oversees investment and market risk.

For additional information regarding our overall risk management framework and governance structure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” above.

Market Risk Mitigation

Risk mitigation takes three primary forms:

•Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.
•Hedging: Using derivatives to offset risk exposures. For example, for our variable annuities, potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments.
•Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.

Market Risk Related to Interest Rates

We perform liability-driven investing and engage in careful asset/liability management. Asset/liability mismatches create the risk that changes in liability values will differ from the changes in the value of the related assets. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

•Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments;
•Asset-based fees earned on assets under management or contractholder account values;
•Estimated total gross profits and the amortization of deferred policy acquisition and other costs;
•Net exposure to the guarantees provided under certain products; and
•Capital levels of our regulated entities.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change in duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liability duration targets. In certain markets, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting duration targets.

We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2020 and 2019. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2020			As of December 31, 2019
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$440,531	$(47,271)		$416,812	$(43,532)
Commercial mortgage and other loans		68,676	(3,010)		65,893	(3,112)
Derivatives with interest rate risk:
Swaps	$244,020	3,457	(6,039)	$200,055	6,894	(4,747)
Futures	21,458	79	(1,191)	18,897	(37)	(1,004)
Options	52,093	1,384	(616)	50,403	15	(91)
Forwards	41,214	86	(49)	30,488	(23)	(105)
Synthetic GICs	86,264	0	0	80,009	1	0
Embedded derivatives(2)(3)		(20,793)	7,775		(14,147)	6,525
Financial liabilities with interest rate risk(4):
Short-term and long-term debt		(24,408)	4,873		(23,277)	4,156
Policyholders’ account balances—investment contracts		(110,473)	3,791		(102,156)	3,562
Net estimated potential loss			$(41,737)			$(38,348)
__________
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $413 billion and $391 billion as of December 31, 2020 and 2019, respectively, of fixed maturities are classified as available-for-sale.
(2)Embedded derivatives relate primarily to certain features associated with variable annuity, indexed universal life, and indexed annuity contracts. The fair value and hypothetical change in fair value of each is $(18,528) million and $7,720 million, $(1,334) million and $170 million, and $(580) million and $(115) million, respectively, as of December 31, 2020. The fair value and hypothetical change in fair value of each is $(12,602) million and $6,315 million, $(1,119) million and $216 million, and $(197) million and $(6) million, respectively, as of December 31, 2019.
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(4)Excludes approximately $360 billion and $344 billion as of December 31, 2020 and 2019, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

Under U.S. GAAP, the fair value of the embedded derivatives for certain features associated with variable annuity, indexed universal life, and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For more information on NPR related to the sensitivity of the embedded derivatives to our NPR credit spread, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Sensitivities for Insurance Assets and Liabilities” above.

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

Market Risk Related to Equity Prices

We have exposure to equity risk through asset/liability mismatches, including our investments in equity securities held in our general account investment portfolio and unhedged exposure in our insurance liabilities, principally related to certain variable annuity living benefit feature embedded derivatives. Our equity-based derivatives primarily hedge the equity risk embedded in these living benefit feature embedded derivatives, and are also part of our capital hedging program. Changes in equity prices create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Additionally, changes in equity prices may impact other items including, but not limited to, the following:

•Asset-based fees earned on assets under management or contractholder account value;
•Estimated total gross profits and the amortization of deferred policy acquisition and other costs; and
•Net exposure to the guarantees provided under certain products.

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2020 and 2019. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	As of December 31, 2020			As of December 31, 2019
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$10,041	$(1,004)		$9,175	$(918)
Equity-based derivatives(2)	$64,407	(557)	1,800	$52,677	(719)	1,755
Embedded derivatives(2)(3)(4)		(20,793)	(1,676)		(14,147)	(1,726)
Net estimated potential loss			$(880)			$(889)
__________
(1)Includes equity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Equity securities, at fair value.”
(2)The notional and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above, and are not cumulative.
(3)Embedded derivatives relate primarily to certain features associated with variable annuity, indexed universal life, and indexed annuity contracts. The fair value and hypothetical change in fair value of each is $(18,528) million and $(1,921) million, $(1,334) million and $59 million, and $(580) million and $186 million, respectively, as of December 31, 2020. The fair value and hypothetical change in fair value of each is $(12,602) million and $(1,833) million, $(1,119) million and $81 million, and $(197) million and $26 million, respectively, as of December 31, 2019.
(4)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.

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

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2020 and 2019. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2020		As of December 31, 2019
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$3,490	$(349)	$4,834	$(483)

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2020, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 19, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Prudential Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Prudential Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial assets reported at amortized cost, certain off-balance sheet exposures, and impairments for fixed maturities, available-for-sale in 2020, the manner in which it accounts for leases in 2019, and the manner in which it accounts for certain financial assets and liabilities and the manner in which it accounts for certain tax effects originally recognized in accumulated other comprehensive income in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Valuation of Guaranteed Benefit Features Associated with Certain Life and Annuity Products Included in the Liability for Future Policy Benefits

As described in Notes 2, 6, 12 and 13 to the consolidated financial statements, the Company issues certain variable annuity contracts which contain guaranteed benefit features. Certain of the guarantees associated with these contracts are accounted for as embedded derivatives and recorded at fair value. As of December 31, 2020, the fair value of the obligations associated with these guarantees accounted for as embedded derivatives was $18.9 billion. As there is no observable active market for the transfer of these obligations, the valuations are calculated by management using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including mortality rates, lapse rates, benefit utilization rates and withdrawal rates. For certain life insurance and annuity products that include certain other contract features, including guaranteed minimum death benefits (“GMDB”) and no-lapse guarantees, additional policyholder liabilities are established when associated assessments are recognized. The liability for no-lapse guarantee features is grouped with GMDB features in Note 13. As of December 31, 2020, the additional liability for these contract features included in the liability for future policy benefits was $10.4 billion. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, benefit utilization rates, withdrawal rates, and premium pattern rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.
The principal considerations for our determination that performing procedures relating to the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits is a critical audit matter are (i) the significant judgment by management to determine the valuation model for the benefit features accounted for as embedded derivatives in light of the valuation objective (fair value) given the lack of an observable market for these guarantees and to determine the aforementioned assumptions for the guaranteed benefit features accounted for as embedded derivatives and additional policyholder liabilities, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the model for embedded derivatives recorded at fair value and the aforementioned assumptions used in the valuation of the liabilities for the guaranteed benefit features accounted for as embedded derivatives and additional policyholder liabilities, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits, including controls over the model for the benefit features accounted for as embedded derivatives and development of the assumptions used in the valuation of the liabilities for the guaranteed benefit features accounted for as embedded derivatives and additional policyholder liabilities. These procedures also included, among others, testing management’s process for determining the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits, which included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the appropriateness of management’s models and (ii) evaluating the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the aforementioned assumptions and testing that the aforementioned assumptions are accurately reflected in the models.

Valuation of the Deferred Acquisition Costs Related to Universal Life and Variable Life Products and Fixed and Variable Deferred Annuity Products

As described in Notes 2 and 7 to the consolidated financial statements, the Company defers acquisition costs that relate directly to the successful acquisition of new and renewal insurance and annuity business to the extent such costs are deemed recoverable from future profits. As of December 31, 2020, a significant portion of the $19 billion of deferred policy acquisition costs (“DAC”) are associated with certain universal and variable life products and fixed and variable deferred annuity products. DAC related to universal and variable life products and fixed and variable deferred annuity products is generally amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts. The DAC balance is regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC is subject to periodic recoverability testing.

The principal considerations for our determination that performing procedures relating to the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products is a critical audit matter are (i) the significant judgment by management to determine the assumptions used in the projection of gross profits used to amortize DAC related to mortality rates, lapse rates, benefit utilization rates, withdrawal rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the “significant assumptions”) (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products, including controls over the development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products, which included the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the appropriateness of management’s models and (ii) evaluating the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the assumptions and testing that the assumptions are accurately reflected in the models.
Goodwill Impairment Assessment – Assurance IQ Reporting Unit

As described in Notes 2 and 10 to the consolidated financial statements, the Company tests goodwill for impairment annually, as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s consolidated goodwill balance was $3.0 billion as of December 31, 2020, and the goodwill associated with the Assurance IQ reporting unit was $2.1 billion. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, an impairment charge is recorded for the excess. As disclosed by management, a quantitative impairment assessment of the goodwill allocated to Assurance IQ was performed as of December 31, 2020. The estimated fair value of Assurance IQ was based on weighting the results of a discounted cash flow approach and a market approach based on sales, EBITDA and earnings multiples. In determining the fair value of a reporting unit, management is required to make significant estimates including, but not limited to: projected revenues and operating margins, applicable discount and growth rates, and comparative market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Assurance IQ reporting unit is a critical audit matter are (i) the significant judgment by management to determine the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to projected revenues and operating margins, discount rates, and comparative market multiples (collectively, the “significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment related to the Assurance IQ reporting unit, including controls over the significant assumptions. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate (ii) evaluating the appropriateness of the approaches, and (iii) evaluating the significant assumptions used by management by considering the consistency of the assumptions with the current and past performance of the reporting unit, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iv) testing the completeness and accuracy of underlying data used in the approaches. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the approaches used in the impairment assessment models and reasonableness of the discount rates and comparative market multiples assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 19, 2021

We have served as the Company’s auditor since 1996, which includes periods before the Company became subject to SEC reporting requirements.

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2020 and 2019 (in millions, except share amounts)

	2020	2019
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2020-$133) (amortized cost: 2020-$354,470; 2019-$346,574)(1)	$412,905	$391,096
Fixed maturities, held-to-maturity, at amortized cost (net of allowance for credit losses: 2020-$9) (fair value: 2020-$2,298; 2019-$2,302)(1)(2)	1,930	1,933
Fixed maturities, trading, at fair value (amortized cost: 2020-$3,670; 2019-$3,917)(1)	3,914	3,884
Assets supporting experience-rated contractholder liabilities, at fair value(1)	24,115	21,597
Equity securities, at fair value (cost: 2020-$5,968; 2019-$5,560)(1)	8,135	7,522
Commercial mortgage and other loans (net of $235 and $121 allowance for credit losses; includes $1,092 and $228 of loans measured at fair value under the fair value option at December 31, 2020 and 2019, respectively)(1)(2)	65,425	63,559
Policy loans	11,271	12,096
Other invested assets (2020-net of $2 allowance for credit losses; includes $6,407 and $5,646 of assets measured at fair value at December 31, 2020 and 2019, respectively)(1)(2)	18,125	15,606
Short-term investments (2020-net of $1 allowance for credit losses)	7,800	5,467
Total investments	553,620	522,760
Cash and cash equivalents(1)	13,701	16,327
Accrued investment income(1)	3,193	3,330
Deferred policy acquisition costs(2)	19,027	19,912
Value of business acquired	1,103	1,110
Other assets (2020-net of $11 allowance for credit losses)(1)(2)	22,801	20,832
Separate account assets	327,277	312,281
TOTAL ASSETS	$940,722	$896,552
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$306,343	$293,527
Policyholders’ account balances	161,682	152,110
Policyholders’ dividends(2)	9,524	6,988
Securities sold under agreements to repurchase	10,894	9,681
Cash collateral for loaned securities	3,499	4,213
Income taxes(2)	12,022	11,378
Short-term debt	925	1,933
Long-term debt	19,718	18,646
Other liabilities (2020-net of $20 allowance for credit losses)(1)(2)	20,323	20,802
Notes issued by consolidated variable interest entities (includes $0 and $800 measured at fair value under the fair value option as of December 31, 2020 and 2019, respectively)(1)	305	1,274
Separate account liabilities	327,277	312,281
Total liabilities	872,512	832,833
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both December 31, 2020 and 2019)	6	6
Additional paid-in capital	25,584	25,532
Common Stock held in treasury, at cost (269,867,738 and 267,472,781 shares at December 31, 2020 and 2019, respectively)	(19,652)	(19,453)
Accumulated other comprehensive income (loss)	30,738	24,039
Retained earnings	30,749	32,991
Total Prudential Financial, Inc. equity	67,425	63,115
Noncontrolling interests	785	604
Total equity	68,210	63,719
TOTAL LIABILITIES AND EQUITY	$940,722	$896,552
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)December 31, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2020, 2019 and 2018 (in millions, except per share amounts)

	2020	2019	2018
REVENUES
Premiums	$31,140	$34,202	$35,779
Policy charges and fee income	6,029	5,978	6,002
Net investment income	17,410	17,585	16,176
Asset management and service fees	4,391	4,239	4,100
Other income (loss)	1,950	3,262	(1,042)
Realized investment gains (losses), net	(3,887)	(459)	1,977
Total revenues	57,033	64,807	62,992
BENEFITS AND EXPENSES
Policyholders’ benefits	35,059	36,820	39,404
Interest credited to policyholders’ account balances	4,538	4,880	3,196
Dividends to policyholders	1,625	2,274	1,336
Amortization of deferred policy acquisition costs	2,221	2,332	2,273
General and administrative expenses	13,913	13,416	11,949
Total benefits and expenses	57,356	59,722	58,158
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(323)	5,085	4,834
Total income tax expense (benefit)	(81)	947	822
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(242)	4,138	4,012
Equity in earnings of operating joint ventures, net of taxes	96	100	76
NET INCOME (LOSS)	(146)	4,238	4,088
Less: Income (loss) attributable to noncontrolling interests	228	52	14
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(374)	$4,186	$4,074
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(1.00)	$10.23	$9.64
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(1.00)	$10.11	$9.50
Dividends declared per share of Common Stock	$4.40	$4.00	$3.60

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018 (in millions)

	2020	2019	2018
NET INCOME (LOSS)	$(146)	$4,238	$4,088
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	523	67	(68)
Net unrealized investment gains (losses)	7,229	17,195	(8,393)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	210	(322)	(320)
Total	7,962	16,940	(8,781)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,252	3,811	(1,812)
Other comprehensive income (loss), net of taxes	6,710	13,129	(6,969)
Comprehensive income (loss)	6,564	17,367	(2,881)
Less: Comprehensive income (loss) attributable to noncontrolling interests	239	55	19
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$6,325	$17,312	$(2,900)

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2020, 2019 and 2018 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$6	$24,769	$28,671	$(16,284)	$17,074	$54,236	$275	$54,511
Cumulative accounting update ASU 2016-01			904		(847)	57		57
Cumulative accounting update ASU 2018-02			(1,653)		1,653	0		0
Common Stock acquired				(1,500)		(1,500)		(1,500)
Contributions from noncontrolling interests							147	147
Distributions to noncontrolling interests							(27)	(27)
Stock-based compensation programs		59		191		250		250
Dividends declared on Common Stock			(1,526)			(1,526)		(1,526)
Comprehensive income:
Net income (loss)			4,074			4,074	14	4,088
Other comprehensive income (loss), net of tax					(6,974)	(6,974)	5	(6,969)
Total comprehensive income (loss)						(2,900)	19	(2,881)
Balance, December 31, 2018	6	24,828	30,470	(17,593)	10,906	48,617	414	49,031
Cumulative effect of adoption of accounting changes(1)			(21)		7	(14)		(14)
Common Stock acquired				(2,500)		(2,500)		(2,500)
Exchangeable Surplus Notes conversion		502				502		502
Assurance IQ acquisition		79		375		454		454
Contributions from noncontrolling interests							208	208
Distributions to noncontrolling interests							(82)	(82)
Consolidations/(deconsolidations) of noncontrolling interests							9	9
Stock-based compensation programs		123		265		388		388
Dividends declared on Common Stock			(1,644)			(1,644)		(1,644)
Comprehensive income:
Net income (loss)			4,186			4,186	52	4,238
Other comprehensive income (loss), net of tax					13,126	13,126	3	13,129
Total comprehensive income (loss)						17,312	55	17,367
Balance, December 31, 2019	6	25,532	32,991	(19,453)	24,039	63,115	604	63,719
Cumulative effect of adoption of accounting changes(2)			(99)			(99)		(99)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							100	100
Distributions to noncontrolling interests							(53)	(53)
Consolidations/(deconsolidations) of noncontrolling interests							(105)	(105)
Stock-based compensation programs		52		301		353		353
Dividends declared on Common Stock			(1,769)			(1,769)		(1,769)
Comprehensive income:
Net income (loss)			(374)			(374)	228	(146)
Other comprehensive income (loss), net of tax					6,699	6,699	11	6,710
Total comprehensive income (loss)						6,325	239	6,564
Balance, December 31, 2020	$6	$25,584	$30,749	$(19,652)	$30,738	$67,425	$785	$68,210
__________
(1)Includes the impact from the adoption of ASU 2017-08 and 2017-12.
(2)Includes the impact from the adoption of ASU 2016-13. See Note 2.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018 (in millions)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(146)	$4,238	$4,088
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	3,887	459	(1,977)
Policy charges and fee income	(2,652)	(2,616)	(2,248)
Interest credited to policyholders’ account balances	4,538	4,880	3,196
Depreciation and amortization	457	460	161
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	(743)	(971)	863
Change in:
Deferred policy acquisition costs	(542)	(634)	(597)
Future policy benefits and other insurance liabilities	10,817	10,992	16,481
Income taxes	(424)	(339)	49
Derivatives, net	(2,940)	1,485	968
Other, net	(3,884)	1,671	680
Cash flows from (used in) operating activities	8,368	19,625	21,664
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	44,106	52,306	59,675
Fixed maturities, held-to-maturity	88	100	94
Fixed maturities, trading	690	363	623
Assets supporting experience-rated contractholder liabilities	29,162	15,281	27,383
Equity securities	2,704	2,708	3,771
Commercial mortgage and other loans	5,447	6,525	6,474
Policy loans	2,528	2,279	2,309
Other invested assets	1,815	1,783	1,549
Short-term investments	47,339	38,095	33,846
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(56,523)	(64,570)	(77,234)
Fixed maturities, held-to-maturity	0	0	(9)
Fixed maturities, trading	(1,413)	(876)	(1,080)
Assets supporting experience-rated contractholder liabilities	(30,822)	(14,613)	(27,315)
Equity securities	(3,168)	(2,813)	(3,254)
Commercial mortgage and other loans	(6,107)	(10,677)	(10,328)
Policy loans	(1,956)	(1,931)	(1,970)
Other invested assets	(2,760)	(2,557)	(2,664)
Short-term investments	(49,802)	(37,286)	(33,336)
Acquisitions, net of cash acquired	0	(1,755)	0
Dispositions, net of cash disposed	1,454	0	0
Derivatives, net	1,286	1,047	26
Other, net	(278)	(437)	(188)
Cash flows from (used in) investing activities	(16,210)	(17,028)	(21,628)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	41,424	27,485	28,791
Policyholders’ account withdrawals	(34,701)	(26,662)	(27,287)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	499	16	1,125
Cash dividends paid on Common Stock	(1,766)	(1,641)	(1,521)
Net change in financing arrangements (maturities 90 days or less)	(21)	(181)	199
Common Stock acquired	(500)	(2,500)	(1,500)
Common Stock reissued for exercise of stock options	153	133	132
Proceeds from the issuance of debt (maturities longer than 90 days)	3,013	2,993	2,934
Repayments of debt (maturities longer than 90 days)	(2,743)	(1,429)	(1,810)
Proceeds from notes issued by consolidated VIEs	0	971	0
Repayments of notes issued by consolidated VIEs	(19)	(638)	0
Other, net	(456)	(181)	(282)
Cash flows from (used in) financing activities	4,883	(1,634)	781
Effect of foreign exchange rate changes on cash balances	340	16	142
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(2,619)	979	959
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	16,474	15,495	14,536
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$13,855	$16,474	$15,495

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018 (in millions)

	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$287	$1,348	$760
Interest paid	$1,531	$1,521	$1,443

NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$151	$197	$138
Conversion of surplus notes into Common Stock	$0	$502	$0
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$703	$3,166	$816
Liabilities assumed	1,049	4,332	8,395
Net cash received	$346	$1,166	$7,579
Acquisitions:
Assets acquired, excluding cash and cash equivalents	$0	$2,425	$0
Liabilities assumed	0	216	0
Treasury Stock shares issued	0	454	0
Net cash paid on acquisition	$0	$1,755	$0
RECONCILIATION TO STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$13,701	$16,327	$15,353
Restricted cash and restricted cash equivalents (included in “Other assets”)	154	147	142
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$13,855	$16,474	$15,495

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

1.BUSINESS AND BASIS OF PRESENTATION

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

The Company’s principal operations are composed of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the U.S. Workplace Solutions, U.S. Individual Solutions, and Assurance IQ divisions), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The U.S. Workplace Solutions division consists of the Retirement and Group Insurance businesses, the U.S. Individual Solutions division consists of the Individual Annuities and Individual Life businesses, and the Assurance IQ division consists of the Assurance IQ business, which the Company acquired in October 2019. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments and businesses that have been or will be divested or placed in run-off, excluding the Closed Block division. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. See Note 4 for additional information on the Company’s consolidated variable interest entities. Intercompany balances and transactions have been eliminated.

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

The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization; policyholders’ account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; value of business acquired (“VOBA”) and its amortization; amortization of deferred sales inducements (“DSI”); measurement of goodwill and any related impairment; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; pension and other postretirement benefits; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, the Company’s results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company’s financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.); and iii) goodwill: the macroeconomic environment may also result in the need to recognize an impairment of goodwill which could negatively impact the Company’s results of operations and financial condition. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or its businesses.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Acquisitions

In October 2019, the Company completed its acquisition of Assurance IQ, as noted above. Assurance IQ is a wholly-owned subsidiary of the Company and the results of the Assurance IQ business are reported as a separate segment within the Company’s U.S. Businesses.

The total purchase consideration included $2,212 million paid at closing, and $100 million of contingent consideration (see “Assurance IQ Contingent Consideration Liability” below). The amount paid at closing comprised $1,758 million in cash and $454 million in shares of restricted Prudential Financial Common Stock and other equity awards. In addition to the purchase consideration, the Company also granted approximately $160 million of cash and equity awards to Assurance IQ employees which are recognized as compensation expense over their requisite service periods. See Note 21 for further details on the equity awards issued as part of the transaction.

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
Assurance IQ Net Assets Acquired

The assets acquired and liabilities assumed have been included in the Consolidated Financial Statements as of the acquisition date. Total assets acquired included identified intangible assets of $191 million. At the time of acquisition, the Company recognized an asset for goodwill, determined as the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed, that amounted to $2,128 million, which is fully deductible for tax purposes. The value of the components within goodwill include expected revenue and cost synergies, the business model, technology capabilities, new customers, and the assembled workforce and key personnel. The valuation of the assets acquired and liabilities assumed was preliminary at the time of acquisition. In April 2020, the Company revised its purchase price allocation and adjusted the goodwill asset to $2,140 million. See Note 2 and Note 10 for additional information regarding goodwill.

Assurance IQ Contingent Consideration Liability

The contingent consideration liability referred to above is reported at fair value. Fair value is determined based on the present value of expected payments under the arrangement, using an internally-developed option pricing model based on a number of assumptions, including certain unobservable assumptions for future Variable Profits and the future price of Prudential Financial Common Stock. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero and $105 million as of December 31, 2020 and 2019, respectively (see Note 6 for additional information). The stock-based component of contingent

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
consideration impacts the share count for purposes of calculating the Company’s diluted earnings per share when Assurance IQ’s actual Variable Profits achieved as of the end of the reporting period is in excess of $900 million, as if the contingent consideration performance period ended on the applicable reporting date. The number of shares issued as part of the contingent consideration payable in 2023 will be based on a $83.71 price per share.

Dispositions

The Prudential Life Insurance Company of Korea, Ltd.

In August 2020, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, successfully completed the sale of The Prudential Life Insurance Company of Korea, Ltd. (“POK”) to KB Financial Group Inc., for cash consideration of approximately ₩2.3 trillion, equal to approximately $1.9 billion. The Company recognized an approximate $800 million after-tax loss on the transaction in 2020.

Prudential Life Insurance Company of Taiwan Inc.

In August 2020, PIIH entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Taishin Financial Holding Co, Ltd. (the “Buyer”), pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential Life Insurance Company of Taiwan Inc. (“POT”), the Company’s insurance business in Taiwan. This transaction consists of cash consideration of approximately NT$5.5 billion, equal to approximately $195 million at current exchange rates, to be paid at closing, and contingent consideration with a fair value of approximately $15 million as of December 31, 2020. The fair value of the contingent consideration is tied to the level of yields for the 10-year Taiwanese Government bond two years after the signing of the transaction and can result in a maximum payout of $100 million if yields increase by 40 basis points.

The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. The Company expects the transaction to close in 2021, subject to regulatory approval and the satisfaction of customary closing conditions.

As of December 31, 2020, the Company is reporting its investment in POT as “held for sale” and recognized an estimated $350 million after-tax charge to earnings to adjust the carrying value of POT to the fair market value reflected in the purchase price. The ultimate after-tax loss will be based on balances at the closing date and could vary materially from the charge recorded in 2020. The Company intends to use the proceeds of the transaction for general corporate purposes.

2.SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

ASSETS

Fixed maturities, available-for-sale, at fair value (“AFS debt securities”) includes bonds, notes and redeemable preferred stock that are carried at fair value. See Note 6 for additional information regarding the determination of fair value. The purchased cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity or, if applicable, call date.

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. For mortgage-backed and asset-backed AFS debt securities, a credit impairment will be recognized to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security. For all other AFS debt securities, qualitative factors are first considered including, but not limited to, the extent of the decline and the reasons for the decline in value (e.g., credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer. If analysis of these qualitative factors results in the security needing to be impaired, the credit impairment will be measured as the extent to which the amortized cost exceeds the net present value. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition.

Credit impairment is recognized as an allowance for credit losses and reported in “Realized investment gains (losses), net.” Once the Company has deemed all or a portion of the amortized cost uncollectible, the allowance is removed from the balance sheet by writing down the amortized cost basis of the AFS debt security.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The Company adopted Accounting Standards Update (“ASU”) 2016-13, and related ASUs, effective January 1, 2020. See “Recent Accounting Pronouncements” in this Note for additional information about the adoption. Prior to the adoption of ASU 2016-13, credit impairments were recognized as a direct write down to the cost basis of the security.

Interest income, including amortization of premium and accretion of discount, are included in “Net investment income” under the effective yield method. Prepayment premiums are also included in “Net investment income.”

For high credit quality mortgage-backed and asset-backed AFS debt securities (those rated AA or above), the amortized cost and effective yield of the securities are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to “Net investment income” in accordance with the retrospective method.

For mortgage-backed and asset-backed AFS debt securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is purchased with credit deterioration or an allowance is currently recorded for the respective security. If an investment is impaired, any changes in the estimated timing and amount of cash flows will be recorded as the credit impairment, as opposed to a yield adjustment. If the asset is purchased with credit deterioration (or previously impaired), the effective yield will be adjusted if there are favorable changes in cash flows subsequent to the allowance being reduced to zero. Prior to the adoption of ASU 2016-13, the effective yield was adjusted prospectively unless an impairment was recorded in the current period.

For mortgage-backed and asset-backed AFS debt securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. These assumptions can significantly impact income recognition and the amount of impairment recognized in earnings and other comprehensive income (loss) (“OCI”). The payment priority of the respective security is also considered. For all other AFS debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in OCI. Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

When an AFS debt security’s fair value is below amortized cost and (1) the Company has the intent to sell the AFS debt security, or (2) it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The impairment is reported in “Realized investment gains (losses), net.”

The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). Each of these balances is discussed in greater detail below.

Fixed maturities, held-to-maturity, at amortized cost includes bonds that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost, net of the current expected credit loss (“CECL”) allowance (“HTM debt securities”). Interest income for HTM debt securities is computed in the same manner as interest income for AFS debt securities, both prior to and after the adoption of ASU 2016-13.

Credit impairment for HTM debt securities is recorded through a CECL allowance. The CECL allowance is generally determined based on probability of default and loss given default assumptions according to sector, credit quality and remaining

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
time to maturity. Changes in the allowance are reported in “Realized investment gains (losses), net.” Once the Company has deemed all or a portion of the amortized cost uncollectible, the uncollectible portion of the allowance is removed from the balance sheet by writing down the amortized cost basis of the security. Prior to the adoption of ASU 2016-13, credit impairments were recognized as a direct write down to the cost basis of the security and the credit impairment recognized was measured based upon the net present value of expected cash flows.

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for each HTM debt security.

Key inputs to the CECL model include unpaid principal balances, credit ratings, annual expected loss factors, average life adjusted for prepayment considerations, current and historical interest rate assumptions, and other factors influencing the Company’s view of the current stage of the economic cycle and future economic conditions. Subjective considerations include a review of whether historical loss experience is representative of current market conditions and the Company’s view of the credit cycle. Model assumptions and factors are reviewed and updated as appropriate.

Fixed maturities, trading, at fair value consists of fixed maturities with embedded features that are considered derivatives and assets contained within consolidated variable interest entities. Realized and unrealized gains and losses on these investments are reported in “Other income (loss),” and interest and dividend income from these investments is reported in “Net investment income.”

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

Equity securities, at fair value is comprised of common stock, mutual fund shares and non-redeemable preferred stock that are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income (loss),” and dividend income is reported in “Net investment income” on the ex-dividend date.

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

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of the CECL allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 23 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. Prior to the adoption of ASU 2016-13, the allowance was based upon credit losses that were probable of occurring for recognized loans, not an estimate of credit losses that may occur over the remaining life of the asset.

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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

The CECL allowance for other collateralized and uncollateralized loans (e.g., corporate loans) carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to, or releases of, the allowance are reported in “Realized investment gains (losses), net.”

Once the Company has deemed a portion of the amortized costs to be uncollectible, the uncollectible portion of allowance is removed from the balance sheet by writing down the amortized cost basis of the loan. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Interest received on loans that are past due is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. The Company defines “past due” as principal or

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
interest not collected at least 30 days past the scheduled contractual due date. See Note 3 for additional information about the Company’s past due loans.

The Company discontinues accruing interest on loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When the Company discontinues accruing interest on a loan, any accrued but uncollectible interest on the loan and other loans backed by the same collateral, if any, is charged against interest income in the same period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, or the loan has been modified, a regular payment performance has been established.

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring (“TDR”). These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a TDR. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a TDR as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a TDR. When there is a reasonable expectation that the Company will execute a TDR, all effects of the potential restructuring are considered for the estimation of the CECL allowance.

When a loan is modified in a TDR, the CECL allowance of the loan is remeasured using the modified terms and the loan’s original effective yield, and the allowance is adjusted accordingly. The loan will be evaluated to determine whether the loan no longer has similar credit risk characteristics of the commercial or agricultural mortgage loan pools and need to be evaluated for an allowance on an individual basis. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loan.

In a TDR where the Company receives assets in full satisfaction of the debt, any CECL allowance is reversed and a direct write-down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. When assets are received in partial settlement, the same process is followed, and the remaining loan is evaluated prospectively for credit impairment based on the CECL allowance process noted above.

The Company’s PGIM business provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities (“GSEs”). The Company has agreed to indemnify the GSEs for a portion of the credit risk associated with certain of the mortgages it services. Management has established a CECL allowance that factors in historical loss information, current conditions and reasonable and supportable forecasts. The allowance also considers the remaining lives of the loans subject to the indemnification. The CECL allowance is included in “Other liabilities” and changes in the CECL allowance are reported in “Realized investment gains (losses), net.” See Note 23 for additional information. Prior to the adoption of ASU 2016-13, a credit loss allowance was not required.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Realized investment gains (losses) are computed using the specific identification method with the exception of some of the Company’s International Businesses portfolios, where the average cost method is used. Realized investment gains and losses are generated from numerous sources, including the sales of fixed maturity securities, investments in joint ventures and limited partnerships and other types of investments, as well as changes to the allowance for credit losses recognized in earnings. Realized investment gains and losses also reflect fair value changes on commercial mortgage loans carried at fair value, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

Deferred policy acquisition costs are costs directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

For traditional participating life insurance which are included in the Closed Block, DAC is amortized over the expected life of the contracts in proportion to gross margins based on historical and anticipated future experience., Any changes in estimated gross margins on unamortized DAC are reflected in the period such that estimated gross margins are revised on a retrospective basis. DAC related to non-participating traditional individual life insurance and longevity reinsurance contracts is amortized in proportion to gross premiums.

DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions; however, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of certain universal life and annuity contracts and related hedging activities. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
impact of actual gross profits and changes in the Company’s projections of estimated future gross profits. Adjustments to DAC balances include: (i) annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods; (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period; and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company’s estimate of total gross profits to reflect actual fund performance and market conditions.

For group annuity contracts (other than single premium group annuities), acquisition costs are generally deferred and amortized over the expected life of the contracts in proportion to gross profits. For group corporate-, bank- and trust-owned life insurance contracts, acquisition costs are generally deferred and amortized in proportion to lives insured. For single premium immediate annuities with life contingencies, single premium group annuities, including non-participating group annuity contracts, and single premium structured settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are recognized as revenue at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method. For other group life and disability insurance contracts and guaranteed investment contracts (“GICs”), acquisition costs are expensed as incurred.

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

Value of business acquired represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. As of December 31, 2020, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, and AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”.) The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General and administrative expenses.” VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA.

Other assets consist primarily of prepaid pension benefit costs (see Note 18), certain restricted assets (e.g., cash and cash equivalents), trade receivables, goodwill and other intangible assets, “right-of-use” lease assets (see “Other liabilities” below), DSI, the Company’s investments in operating joint ventures, property and equipment, reinsurance recoverables (see “Reinsurance” below), receivables resulting from sales of securities that had not yet settled at the balance sheet date, and trade receivables related to Assurance IQ.

Trade receivables related to Assurance IQ are reported net of the CECL allowance. The CECL allowance considers the credit quality of the counterparties and is generally determined based on probability of default and loss given default assumptions. Additions to or releases of the allowance are reported in “General and administrative expenses.” Prior to the adoption of ASU 2016-13, the allowance was based upon credit losses that were probable of occurring, not an estimate of credit losses that may occur over the remaining life of the trade receivables.

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

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting guidance provides for an optional qualitative assessment for testing goodwill impairment that may allow companies to skip the quantitative test. The Company estimated the fair value of the reporting units by applying the quantitative test, which involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, an impairment charge to income is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management is required to make significant estimates in determining the fair value of a reporting unit including, but not limited to: projected revenues and operating margins, applicable discount and growth rates, and comparative market multiples. See Note 10 for additional information on goodwill by reporting unit.

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

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. The impact of this standard resulted in an increase of "right-of-use" assets and lease liabilities related to existing operating leases of approximately $600 million as of January 1, 2019 on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Separate account assets represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management and service fees.” Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrue to the Company and are included in the Company’s results of operations. See Note 13 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

LIABILITIES

Future policy benefits represent liabilities that primarily consist of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity and disability products, expected mortality and morbidity are generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by recognizing a premium deficiency. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. If a premium deficiency is recognized, the assumptions without a provision for the risk of adverse deviation as of the premium deficiency test date are locked-in and used in subsequent valuations. The net reserves continue to be subject to premium deficiency testing. In determining if a premium deficiency related to short-duration contracts exists, the Company considers, among other factors, anticipated investment income. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Historically, PFL liabilities have been predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach, and accordingly, are updated each quarter, using current in-force and market data, and as part of the annual assumption update, such that the liability as of each measurement date represents the Company’s current estimate of the present value of the amount necessary to offset anticipated future losses. See Note 12 for additional information regarding future policy benefits.

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

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. See Note 12 for additional information regarding policyholders’ account balances. Policyholders’ account balances also includes amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6.

Policyholders’ dividends includes dividends payable to policyholders and the policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of The Prudential Insurance Company of America (“PICA”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains (losses) on securities classified as available-

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
for-sale are included in AOCI. For additional information on the policyholder dividend obligation, see Note 15. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

Securities sold under agreements to repurchase represent liabilities associated with securities repurchase agreements that are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

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

The Company also enters into securities lending transactions where non-cash collateral, typically U.S. government or Japanese government bonds, are received. The collateral received is not reported on the Company’s Consolidated Statements of Financial Position. In these transactions, the Company receives a fee and obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of these transactions are with large brokerage firms and large banks. Income is reported as “Net investment income.”

Income taxes primarily represents the net deferred tax liability and the Company’s estimated taxes payable for the current year and open audit years.

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

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) included two new tax provisions that could impact the Company’s effective tax rate and cash tax payments. The Base Erosion and Anti-Abuse Tax (“BEAT”) taxes modified taxable income, starting at a rate of 10% in 2019 and increasing to 12.5% in 2026, and is due if the calculated BEAT amount that is determined without the benefit of foreign and certain tax credits is greater than the regular corporate tax in any given year. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. Final Regulations confirmed that benefit and claim payments made by our U.S. insurance business to our foreign affiliates on reinsurance assumed by the U.S. affiliates are not base erosion payments. The Global Intangible Low-Taxed Income (“GILTI”) provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. The amount of tax in any period on GILTI can depend on annual differences between U.S. taxable income recognition rules and taxable income recognition rules in the country of operations and the overall taxable income of U.S. operations, as well as U.S. expense allocation rules which limit the amount of foreign tax credits that can be applied to reduce the U.S. tax on the GILTI provision. Under certain circumstances, the taxable income of U.S. operations may cause more than 50% of earnings of foreign affiliates to be subject to the GILTI provision. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, the GILTI provision would cause a loss of U.S. tax benefits for some or all of those losses, effectively increasing the tax on foreign earnings. The Company accounts for the effects of the BEAT and GILTI provisions as a period cost if and when incurred.

In December of 2017, Securities and Exchange Commission (“SEC”) staff issued “SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which allowed registrants to record provisional amounts during a “measurement period” not to extend beyond one year. Under the relief provided by SAB 118, a company could recognize provisional amounts when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the change in tax law. See Note 16 for a discussion of refinements to the provisional amount related to the Tax Act of 2017 included in “Total income tax expense (benefit) before equity in earnings of operating joint ventures” in 2018.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process. First, the Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

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

Policyholders’ account balances also includes amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6.

For group life, other than universal and variable group life contracts, and disability insurance, premiums are generally recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

Asset management and service fees principally includes asset-based asset management fees, which are recognized in the period in which the services are performed. In certain asset management fee arrangements, the Company is entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company may be required to return all, or part, of such performance-based incentive fees depending on future performance of these assets relative to performance benchmarks. The Company records performance-based incentive fee revenue when the contractual terms of the asset management fee arrangement have been satisfied and it is probable that a significant reversal in the amount of the fee will not occur. Under this principle the Company records a deferred performance-based incentive fee liability to the extent it receives cash related to the performance-based incentive fee prior to meeting the revenue recognition criteria delineated above.

Other income (loss) includes realized and unrealized gains or losses from investments classified “Fixed maturities, trading, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value,” “Equity securities, at fair value,” and “Other invested assets” that are measured at fair value and consolidated entities that follow specialized investment company fair value accounting. “Other income (loss)” also includes gains and losses primarily related to the remeasurement of foreign currency denominated assets and liabilities, as discussed in more detail under “Foreign Currency” below.

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

Earnings Per Share

Earnings per share of Common Stock for 2020, 2019 and 2018 reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 20 for additional information.
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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-functional currency earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below, and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges and hedges of net investments in foreign operations. The Company may also enter into intercompany derivatives, the results of which ultimately eliminate in consolidation over the term of the instrument; however, where applicable, derivative results are included in business gross profits which may impact the

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
pattern by which DAC and other assets are amortized. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance recoverables are reported net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. Additions to or releases of the allowance are reported in “Policyholders’ benefits”. Prior to the adoption of ASU 2016-13, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contract holders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to yearly renewable term premiums over the life of the underlying policies. The cost of reinsurance related to short-duration reinsurance contracts is accounted for over the reinsurance contract period.

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in “Other liabilities” and deposits made are included in “Other assets”. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as “Other income (loss)” or “General and administrative expenses,” as appropriate.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

(2) Changes to the Presentation of the Consolidated Statements of Financial Position and Consolidated Statements of Operations

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The allowance for credit losses is presented parenthetically on relevant line items in the Consolidated Statements of Financial Position. In the Consolidated Statements of Operations, realized investment gains (losses), net are presented on one line item and no longer reflect the breakout of OTTI on fixed maturity securities; OTTI on fixed maturity securities transferred to OCI; and other realized investment gains (losses), net. The presentation of this detail in prior periods is immaterial.

(3) Changes to Accounting Policies

The narrative description of our significant accounting policies at the beginning of this Note reflects our policies as of December 31, 2020, including the policies associated with the adoption of ASU 2016-13.

Other ASUs adopted during the year ended December 31, 2020

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

ASU issued but not yet adopted as of December 31, 2020— ASU 2018-12

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Market Risk Benefits (“MRB”)
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s NPR, which is recognized in OCI.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
3.INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,766	$9,699	$17	$0	$40,448
Obligations of U.S. states and their political subdivisions	10,668	2,144	1	0	12,811
Foreign government bonds	94,110	16,373	239	0	110,244
U.S. public corporate securities	95,299	18,516	213	47	113,555
U.S. private corporate securities(1)	36,894	4,196	134	19	40,937
Foreign public corporate securities	25,857	3,768	64	24	29,537
Foreign private corporate securities	28,668	3,183	226	33	31,592
Asset-backed securities(2)	14,489	176	74	0	14,591
Commercial mortgage-backed securities	15,036	1,288	11	10	16,303
Residential mortgage-backed securities(3)	2,683	205	1	0	2,887
Total fixed maturities, available-for-sale(1)	$354,470	$59,548	$980	$133	$412,905

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$935	$270	$0	$1,205	$0	$935
Foreign public corporate securities	651	68	0	719	9	642
Foreign private corporate securities	87	1	0	88	0	87
Residential mortgage-backed securities(3)	266	20	0	286	0	266
Total fixed maturities, held-to-maturity(4)	$1,939	$359	$0	$2,298	$9	$1,930
__________
(1)Excludes notes with amortized cost of $5,966 million (fair value, $6,100 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized loan obligations, auto loans, education loans, home equity and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Excludes notes with amortized cost of $4,998 million (fair value, $5,821 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$750	$17	$0	$0	$750	$17
Obligations of U.S. states and their political subdivisions	73	1	0	0	73	1
Foreign government bonds	6,536	231	39	8	6,575	239
U.S. public corporate securities	3,905	87	1,197	106	5,102	193
U.S. private corporate securities	1,712	52	843	82	2,555	134
Foreign public corporate securities	1,412	30	376	23	1,788	53
Foreign private corporate securities	798	34	2,371	192	3,169	226
Asset-backed securities	4,132	25	4,685	49	8,817	74
Commercial mortgage-backed securities	284	8	93	3	377	11
Residential mortgage-backed securities	116	1	1	0	117	1
Total fixed maturities, available-for-sale	$19,718	$486	$9,605	$463	$29,323	$949

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
As of December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $636 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $313 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2020, the $463 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, utility and finance sectors.

As of December 31, 2019, the gross unrealized losses on fixed maturity securities were composed of $973 million related to “1” highest quality or “2” high quality securities based on NAIC or equivalent rating and $342 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2019, the $878 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the energy, consumer non-cyclical and finance sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of December 31, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$11,534	$12,100	$120	$120
Due after one year through five years	51,323	55,272	526	602
Due after five years through ten years	68,938	78,293	87	89
Due after ten years(1)	190,467	233,459	931	1,201
Asset-backed securities	14,489	14,591	0	0
Commercial mortgage-backed securities	15,036	16,303	0	0
Residential mortgage-backed securities	2,683	2,887	266	286
Total	$354,470	$412,905	$1,930	$2,298
 __________
(1)Excludes available-for-sale notes with amortized cost of $5,966 million (fair value, $6,100 million) and held-to-maturity notes with amortized cost of $4,998 million (fair value, $5,821 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$21,013	$32,283	$38,230
Proceeds from maturities/prepayments	23,563	20,036	21,207
Gross investment gains from sales and maturities	1,690	1,715	1,412
Gross investment losses from sales and maturities	(524)	(434)	(905)
OTTI recognized in earnings(2)	N/A	(315)	(279)
Write-downs recognized in earnings(3)	(304)	N/A	N/A
(Addition to) release of allowance for credit losses(4)	(133)	N/A	N/A
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(5)	$88	$99	$94
(Addition to) release of allowance for credit losses(4)	0	N/A	N/A
 __________
(1)Includes $470 million, $13 million and $(238) million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)For the years ended December 31, 2019 and 2018, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(3)For the year ended December 31, 2020, amounts represent write-downs of credit adverse securities, write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(4)Effective January 1, 2020, credit losses on available-for-sale and held-to-maturity fixed maturity securities are recorded within the “allowance for credit losses”.
(5)Includes less than $1 million, less than $(1) million and less than $(1) million of non-cash related proceeds due to the timing of trade settlements for the years ended December 31, 2020, 2019 and 2018, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	39	255	0	1	0	295
Reductions for securities sold during the period	0	(39)	(126)	0	0	0	(165)
Additions (reductions) on securities with previous allowance	0	0	5	0	9	0	14
Write-downs charged against the allowance	0	0	(11)	0	0	0	(11)
Balance, end of period	$0	$0	$123	$0	$10	$0	$133

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the year ended December 31, 2020, the increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows on public and private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of December 31, 2020.
Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020		December 31, 2019
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$658	$658	$277	$277
Fixed maturities:
Corporate securities	14,442	15,472	13,143	13,603
Commercial mortgage-backed securities	1,743	1,839	1,845	1,896
Residential mortgage-backed securities(1)	964	1,018	1,134	1,158
Asset-backed securities(2)	1,665	1,697	1,639	1,662
Foreign government bonds	934	945	802	814
U.S. government authorities and agencies and obligations of U.S. states	371	443	341	397
Total fixed maturities(3)	20,119	21,414	18,904	19,530
Equity securities	1,661	2,043	1,465	1,790
Total assets supporting experience-rated contractholder liabilities(4)	$22,438	$24,115	$20,646	$21,597
 __________
(1)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value were $1,102 million and $1,060 million as of December 31, 2020 and 2019, respectively, all of which were rated AAA.
(3)As a percentage of amortized cost, 94% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both December 31, 2020 and 2019.
(4)As a percentage of amortized cost, 79% and 77% of the portfolio consisted of public securities as of December 31, 2020 and 2019, respectively.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $726 million, $996 million and $(778) million during the years ended December 31, 2020, 2019 and 2018, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $205 million, $943 million and $(1,157) million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$80,273	$92,764	$74,118	$89,546
Fixed maturities, held-to-maturity	912	1,173	869	1,143
Fixed maturities, trading	25	25	23	23
Assets supporting experience-rated contractholder liabilities	849	855	653	664
Total	$82,059	$94,817	$75,663	$91,376

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in South Korean government and government agency securities:
Fixed maturities, available-for-sale	$26	$33	$10,823	$13,322
Assets supporting experience-rated contractholder liabilities	15	16	15	16
Total	$41	$49	$10,838	$13,338

The decrease in South Korean government and government agency securities from December 31, 2019 to December 31, 2020 was due to the sale of POK, which was completed in August 2020.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020		December 31, 2019
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,750	19.7%	$13,462	21.4%
Retail	7,326	11.3	8,379	13.3
Apartments/Multi-Family	18,330	28.3	17,348	27.6
Industrial	14,954	23.1	13,226	21.1
Hospitality	2,395	3.7	2,415	3.9
Other	4,981	7.7	4,533	7.2
Total commercial mortgage loans	60,736	93.8	59,363	94.5
Agricultural property loans	4,048	6.2	3,472	5.5
Total commercial mortgage and agricultural property loans	64,784	100.0%	62,835	100.0%
Allowance for credit losses	(227)		(117)
Total net commercial mortgage and agricultural property loans	64,557		62,718
Other loans:
Uncollateralized loans	655		656
Residential property loans	101		124
Other collateralized loans	120		65
Total other loans	876		845
Allowance for credit losses	(8)		(4)
Total net other loans	868		841
Total net commercial mortgage and other loans(1)	$65,425		$63,559
 __________
(1)Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of December 31, 2020 and 2019, the net carrying value of these loans was $1,092 million and $228 million, respectively.

As of December 31, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (8%) and New York (7%)) and included loans secured by properties in Europe (8%), Australia (2%) and Asia (2%).

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2017	$97	$3	$1	$0	$5	$106
Addition to (release of) allowance for credit losses	23	0	(1)	0	0	22
Charge-offs, net of recoveries	0	0	0	0	0	0
Balance at December 31, 2018	120	3	0	0	5	128
Addition to (release of) allowance for credit losses	(5)	0	0	0	(1)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Balance at December 31, 2019	114	3	0	0	4	121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	1	1	0	0	1	3
Write-downs charged against allowance	(7)	0	0	0	0	(7)
Other	0	0	0	3	0	3
Balance at December 31, 2020	$218	$9	$0	$3	$5	$235

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the year ended December 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	December 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$828	$2,693	$3,217	$3,854	$3,223	$15,360	$29,175
60%-69.99%	2,678	4,981	4,291	2,239	2,667	4,058	20,914
70%-79.99%	2,492	2,587	1,500	1,057	918	1,409	9,963
80% or greater	23	3	61	69	23	505	684
Total	$6,021	$10,264	$9,069	$7,219	$6,831	$21,332	$60,736
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$5,901	$9,429	$8,587	$6,954	$6,382	$18,904	$56,157
1.0 - 1.2x	118	711	383	263	384	1,719	3,578
Less than 1.0x	2	124	99	2	65	709	1,001
Total	$6,021	$10,264	$9,069	$7,219	$6,831	$21,332	$60,736
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$956	$494	$349	$527	$367	$1,254	$3,947
60%-69.99%	8	51	39	3	0	0	101
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$964	$545	$388	$530	$367	$1,254	$4,048
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$941	$544	$381	$468	$308	$1,202	$3,844
1.0 - 1.2x	23	0	1	59	1	40	124
Less than 1.0x	0	1	6	3	58	12	80
Total	$964	$545	$388	$530	$367	$1,254	$4,048

Commercial mortgage loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in millions)
Loan-to-Value Ratio:
0%-59.99%	$31,027	$701	$217	$31,945
60%-69.99%	17,090	1,145	42	18,277
70%-79.99%	8,020	719	28	8,767
80% or greater	209	143	22	374
Total commercial mortgage loans	$56,346	$2,708	$309	$59,363

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$60,614	$3	$119	$0	$122	$60,736	$5
Agricultural property loans	3,996	37	0	15	52	4,048	15
Residential property loans	99	1	0	1	2	101	1
Other collateralized loans	120	0	0	0	0	120	0
Uncollateralized loans	655	0	0	0	0	655	0
Total	$65,484	$41	$119	$16	$176	$65,660	$21
__________
(1)As of December 31, 2020, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest income of $2 million for the year ended December 31, 2020, and $15 million of these loans did not have a related allowance for credit losses as of December 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The Company did not have any losses on commercial mortgage and other loans purchased with credit deterioration, as of December 31, 2020.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2020	2019
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$4,605	$3,625
Hedge funds	2,451	1,947
Real estate-related	1,691	1,372
Subtotal equity method	8,747	6,944
Fair value:
Private equity	1,786	1,705
Hedge funds	2,036	2,172
Real estate-related	314	336
Subtotal fair value	4,136	4,213
Total LPs/LLCs	12,883	11,157
Real estate held through direct ownership(1)	2,027	2,388
Derivative instruments	1,915	877
Other(2)	1,300	1,184
Total other invested assets	$18,125	$15,606
__________
(1)As of December 31, 2020 and 2019, real estate held through direct ownership had mortgage debt of $409 million and $537 million, respectively.
(2)Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 17.

In certain investment structures, the Company’s investment management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other invested assets,” with any unaffiliated investors’ non-controlling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $459 million and $428 million as of December 31, 2020 and 2019, respectively. There was $201 million and $230 million of unaffiliated interest in the consolidated feeder funds as of December 31, 2020 and 2019, respectively, and the master funds had gross assets of $54,123 million and $89,313 million, respectively, and gross liabilities of $50,706 million and $86,471 million, respectively, which are not included on the Company’s balance sheet.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Equity Method Investments

The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method, including the Company’s investments in operating joint ventures that are described in more detail in Note 9. Changes between periods in the tables below reflect changes in the activities within the operating joint ventures and LPs/LLCs, as well as changes in the Company’s level of investment in such entities:

	December 31,
	2020	2019
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$424,712	$313,828
Total liabilities(2)	$35,705	$19,274
Partners’ capital	389,007	294,554
Total liabilities and partners’ capital	$424,712	$313,828
Total liabilities and partners’ capital included above	$9,475	$7,438
Equity in LP/LLC interests not included above	666	814
Carrying value	$10,141	$8,252
 __________
(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in real estate, investments in securities and other miscellaneous assets.
(2)Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third-party-borrowed funds, securities repurchase agreements and other miscellaneous liabilities.

	Years Ended December 31,
	2020	2019	2018
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$42,964	$11,430	$6,264
Total expenses(2)	(8,887)	(5,800)	(3,222)
Net earnings (losses)	$34,077	$5,630	$3,042
Equity in net earnings (losses) included above	$744	$525	$233
Equity in net earnings (losses) of LP/LLC interests not included above	28	11	14
Total equity in net earnings (losses)	$772	$536	$247
  __________
(1)Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in real estate, investments in securities and other income.
(2)Amount represents gross expenses of each fund where the Company has a significant investment. These expenses consist primarily of interest expense, investment management fees, salary expenses and other expenses.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

December 31, 2020
(in millions)
Fixed maturities	$2,676
Equity securities	7
Commercial mortgage and other loans	205
Policy loans	274
Other invested assets	27
Short-term investments and cash equivalents	4
Total accrued investment income	$3,193

There was less than $1 million of write-downs on accrued investment income for the year ended December 31, 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities, available-for-sale(1)	$12,339	$12,644	$11,989
Fixed maturities, held-to-maturity(1)	235	232	226
Fixed maturities, trading	126	149	143
Assets supporting experience-rated contractholder liabilities	700	731	722
Equity securities	162	160	164
Commercial mortgage and other loans	2,485	2,584	2,352
Policy loans	584	619	622
Other invested assets	1,318	1,005	519
Short-term investments and cash equivalents	197	453	345
Gross investment income	18,146	18,577	17,082
Less: investment expenses	(736)	(992)	(906)
Net investment income	$17,410	$17,585	$16,176
  __________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

The carrying value of non-income producing assets included $389 million in available-for-sale fixed maturities, $29 million in assets supporting experience-rated contractholder liabilities and less than $1 million in trading fixed maturities as of December 31, 2020. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2020.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Fixed maturities(1)	$729	$966	$228
Commercial mortgage and other loans	103	44	49
Investment real estate	(16)	78	84
LPs/LLCs	2	(38)	17
Derivatives	(4,715)	(1,513)	1,597
Other	10	4	2
Realized investment gains (losses), net	$(3,887)	$(459)	$1,977
 __________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2020	2019	2018
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI(1)	$ N/A	$243	$190
Fixed maturity securities, available-for-sale—all other(1)	N/A	44,279	21,721
Fixed maturity securities, available-for-sale with an allowance	(25)	N/A	N/A
Fixed maturity securities, available-for-sale without an allowance	58,593	N/A	N/A
Derivatives designated as cash flow hedges(2)	(168)	832	811
Derivatives designated as fair value hedges(2)	10	0	0
Other investments(3)	7	(15)	(2)
Net unrealized gains (losses) on investments	$58,417	$45,339	$22,720
 __________
(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”
(2)For additional information on cash flow and fair value hedges, see Note 5.
(3)As of December 31, 2020, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,548	$546	$10,094	$9,431	$0	$9,431
Commercial mortgage-backed securities	463	0	463	0	0	0
Residential mortgage-backed securities	337	0	337	250	0	250
Total securities sold under agreements to repurchase(1)	$10,348	$546	$10,894	$9,681	$0	$9,681
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$9	$0	$9
Obligations of U.S. states and their political subdivisions	108	0	108	33	0	33
Foreign government bonds	426	0	426	244	0	244
U.S. public corporate securities	2,360	0	2,360	2,996	0	2,996
Foreign public corporate securities	567	0	567	762	0	762
Commercial mortgage-backed securities	0	0	0	2	0	2
Equity securities	38	0	38	167	0	167
Total cash collateral for loaned securities(1)	$3,499	$0	$3,499	$4,213	$0	$4,213
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

Securities Pledged

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2020	2019
	(in millions)
Fixed maturities(1)	$19,608	$15,109
Fixed maturities, trading	67	58
Assets supporting experience-rated contractholder liabilities	29	22
Separate account assets	3,191	2,547
Equity securities	416	543
Other	450	445
Total securities pledged	$23,761	$18,724
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

The following table sets forth the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2020	2019
	(in millions)
Securities sold under agreements to repurchase	$10,894	$9,681
Cash collateral for loaned securities	3,499	4,213
Separate account liabilities	3,249	2,624
Total liabilities supported by the pledged collateral	$17,642	$16,518

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and postings of collateral from OTC derivative counterparties. The fair value of this collateral was approximately $8,872 million as of December 31, 2020 (the largest components of which included $252 million of securities and $8,620 million of cash from OTC derivative counterparties) and $7,729 million as of December 31, 2019 (the largest components of which included $1,012 million of securities and $6,717 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets on Deposit, Held in Trust, and Restricted as to Sale

The following table provides assets on deposit, assets held in trust, and securities restricted as to sale, as of the dates indicated:

	December 31,
	2020	2019
	(in millions)
Assets on deposit with governmental authorities or trustees	$31	$30
Assets held in voluntary trusts(1)	539	58
Assets held in trust related to reinsurance and other agreements(2)	16,614	14,897
Securities restricted as to sale(3)	153	36
Total assets on deposit, assets held in trust and securities restricted as to sale	$17,337	$15,021
 __________
(1)Represents assets held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits.
(2)Represents assets held in trust related to reinsurance agreements excluding reinsurance agreements between wholly-owned subsidiaries. Assets valued at $34.0 billion and $21.7 billion were held in trust related to reinsurance agreements between wholly-owned subsidiaries as of December 31, 2020 and 2019, respectively.
(3)Includes member and activity stock associated with memberships in the Federal Home Loan Banks of New York and Boston.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
4.VARIABLE INTEREST ENTITIES

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	December 31,		December 31,
	2020	2019	2020	2019

	(in millions)
Fixed maturities, available-for-sale	$110	$104	$296	$285
Fixed maturities, held-to-maturity	87	83	882	839
Fixed maturities, trading	160	1,112	0	0
Assets supporting experience-rated contractholder liabilities	0	0	0	4
Equity securities	42	47	0	0
Commercial mortgage and other loans	975	883	0	0
Other invested assets	2,221	2,199	127	89
Cash and cash equivalents	101	166	0	0
Accrued investment income	2	4	4	4
Other assets	594	450	768	689
Total assets of consolidated VIEs	$4,292	$5,048	$2,077	$1,910
Other liabilities	$256	$304	$2	$13
Notes issued by consolidated VIEs(2)	305	1,274	0	0
Total liabilities of consolidated VIEs	$561	$1,578	$2	$13
 __________
(1)Total assets of consolidated VIEs reflect $2,538 million and $2,668 million as of December 31, 2020 and 2019, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of December 31, 2020, the maturity of this obligation was within 4 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $935 million and $1,021 million at December 31, 2020 and 2019, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in LPs/LLCs which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of these entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $12,883 million and $11,157 million as of December 31, 2020 and 2019, respectively.

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

5.DERIVATIVES AND HEDGING

Types of Derivative and Hedging Instruments

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

Foreign Exchange Contracts

Currency derivatives, including currency futures, options, forwards and swaps, and foreign currency denominated debts are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell, and to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

Under foreign currency denominated debts, the company uses portion of its foreign currency denominated debt (same functional currency of its foreign subsidiaries) to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. These debt obligations reduce the company’s foreign currency exposure from equity investment and act as hedge of the investment. The Company assesses hedge effectiveness of its derivatives based upon the change in forward rates and assesses its foreign currency denominated debts based upon the change in spot rates.

Credit Contracts

The Company writes credit default swaps to gain exposure similar to investment in public fixed maturity cash instruments. With these derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. This premium or credit spread generally corresponds to the difference between the yield on the referenced name (or an index’s referenced names) public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name or one of the referenced names in the index, as defined by the agreement, then the Company is obligated to pay the referenced amount of the contract to the counterparty and receive in return the referenced defaulted security or similar security (in the case of a credit default index) or pay the referenced amount less the auction recovery rate. See credit derivatives section for further discussion of guarantees. In addition to selling credit protection, the Company purchases credit protection using credit derivatives to hedge specific credit exposures in the Company’s investment portfolio.

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

Embedded Derivatives. The Company offers certain products (for example, variable annuities) which may include guaranteed benefit features that are accounted for as embedded derivatives. These embedded derivatives are carried at fair value through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The Company maintains a portfolio of derivative instruments that is intended to offset certain risks related to the above products’ features. The derivatives may include, but are not limited to equity options, equity futures, total return swaps, interest rate swaptions, caps, floors and other instruments.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $1,906 million and $867 million as of December 31, 2020 and 2019, respectively, and total derivative liabilities of $792 million and $831 million as of December 31, 2020 and 2019, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2020			December 31, 2019
Primary Underlying Risk/ Instrument Type	Gross	Fair Value		Gross	Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,065	$978	$(90)	$3,257	$628	$(73)
Interest Rate Forwards	249	0	(8)	205	4	(1)
Foreign Currency
Foreign Currency Forwards	2,577	68	(116)	1,461	22	(57)
Currency/Interest Rate
Foreign Currency Swaps	22,642	878	(1,037)	22,746	1,467	(302)
Total Derivatives Designated as Hedge Accounting Instruments	$28,533	$1,924	$(1,251)	$27,669	$2,121	$(433)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$178,803	$17,174	$(13,172)	$141,162	$10,249	$(4,861)
Interest Rate Futures	15,778	99	(5)	17,095	4	(38)
Interest Rate Options	14,593	914	(233)	16,496	339	(238)
Interest Rate Forwards	2,910	25	0	2,218	18	(3)
Foreign Currency
Foreign Currency Forwards	35,478	764	(647)	26,604	208	(214)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,661	537	(601)	13,874	740	(345)
Credit
Credit Default Swaps	3,360	63	(28)	798	21	0
Equity
Equity Futures	5,668	10	(25)	1,802	0	(3)
Equity Options	36,250	1,731	(1,028)	32,657	679	(765)
Total Return Swaps	22,489	32	(1,277)	18,218	6	(636)
Other
Other(1)	1,262	0	0	1,258	0	0
Synthetic GICs	86,264	0	0	80,009	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$416,516	$21,349	$(17,016)	$352,191	$12,265	$(7,103)
Total Derivatives(2)(3)	$445,049	$23,273	$(18,267)	$379,860	$14,386	$(7,536)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
 __________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $20,119 million and $14,035 million as of December 31, 2020, and 2019, respectively, primarily included in “Future policy benefits.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position.

As of December 31, 2020, the following amounts were recorded on the Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2020		December 31, 2019
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$402	$79	$389	$64
Commercial mortgage and other loans	$20	$2	$23	$2
Policyholders’ account balances	$(1,627)	$(303)	$(1,376)	$(107)
Future policy benefits	$(1,585)	$(372)	$(676)	$(172)
________
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

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position:

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$23,144	$(21,367)	$1,777	$(806)	$971
Securities purchased under agreement to resell	252	0	252	(252)	0
Total Assets	$23,396	$(21,367)	$2,029	$(1,058)	$971
Offsetting of Financial Liabilities:
Derivatives(1)	$18,265	$(17,475)	$790	$(790)	$0
Securities sold under agreement to repurchase	10,894	0	10,894	(10,432)	462
Total Liabilities	$29,159	$(17,475)	$11,684	$(11,222)	$462

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,303	$(13,519)	$784	$(607)	$177
Securities purchased under agreement to resell	1,012	0	1,012	(1,012)	0
Total Assets	$15,315	$(13,519)	$1,796	$(1,619)	$177
Offsetting of Financial Liabilities:
Derivatives(1)	$7,528	$(6,705)	$823	$(244)	$579
Securities sold under agreement to repurchase	9,681	0	9,681	(9,681)	0
Total Liabilities	$17,209	$(6,705)	$10,504	$(9,925)	$579
 __________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited To Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(17)	$(8)	$0	$0	$236	$186	$0
Currency	0	0	0	0	0	46	0
Total gains (losses) on derivatives designated as hedge instruments	(17)	(8)	0	0	236	232	0
Gains (losses) on the hedged item:
Interest Rate	16	18	0	0	(196)	(155)	0
Currency	0	1	0	0	0	(46)	0
Total gains (losses) on hedged item	16	19	0	0	(196)	(201)	0
Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness
Currency	0	0	0	0	0	(1)	10
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(1)	10
Total gains (losses) on fair value hedges net of hedged item	(1)	11	0	0	40	30	10
Cash flow hedges
Interest Rate	40	1	0	(1)	0	0	7
Currency	5	0	0	0	0	0	(69)
Currency/Interest Rate	99	314	(303)	0	0	0	(938)
Total gains (losses) on cash flow hedges	144	315	(303)	(1)	0	0	(1,000)
Net investment hedges
Currency	(7)	0	126	0	0	0	(128)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	(7)	0	126	0	0	0	(128)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	5,800	0	0	0	0	0	0
Currency	100	0	(1)	0	0	0	0
Currency/Interest Rate	(188)	0	(4)	0	0	0	0
Credit	(56)	0	0	0	0	0	0
Equity	(5,623)	0	0	0	0	0	0
Other	2	0	0	0	0	0	0
Embedded Derivatives	(4,882)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(4,847)	0	(5)	0	0	0	0
Total	$(4,711)	$326	$(182)	$(1)	$40	$30	$(1,118)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited To Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
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
__________
(1)Net change in AOCI, excluding changes related to net investment hedges using non-derivative instruments of $(21) million for year ended December 31, 2020 and $0 million for both year ended December 31, 2019 and 2018.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2017	$(39)
Amount recorded in AOCI
Interest Rate	33
Currency	27
Currency/Interest Rate	1,341
Total amount recorded in AOCI	1,401
Amount reclassified from AOCI to income
Interest Rate	(1)
Currency	(7)
Currency/Interest Rate	(543)
Total amount reclassified from AOCI to income	(551)
Balance, December 31, 2018	$811
Cumulative effect adjustment from the adoption of ASU 2017-12(1)	9
Amount recorded in AOCI
Interest Rate	33
Currency	(56)
Currency/Interest Rate	414
Total amount recorded in AOCI	391
Amount reclassified from AOCI to income
Interest Rate	(58)
Currency	(6)
Currency/Interest Rate	(315)
Total amount reclassified from AOCI to income	(379)
Balance, December 31, 2019	$832
Amount recorded in AOCI
Interest Rate	47
Currency	(64)
Currency/Interest Rate	(828)
Total amount recorded in AOCI	(845)
Amount reclassified from AOCI to income
Interest Rate	(40)
Currency	(5)
Currency/Interest Rate	(110)
Total amount reclassified from AOCI to income	(155)
Balance, December 31, 2020	$(168)
_________
(1)See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2020 values, it is estimated that a pre-tax gain of approximately $230 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2021.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $(149) million for the year ended December 31, 2020, $4 million for the year ended December 31, 2019, and $6 million for the year ended December 31 2018.

Credit Derivatives

The following table provides a summary of the notional and fair value of written credit protection. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 27 years for index references.

	December 31, 2020
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	50	0	0	0	3,003	63	0	0	0	0	0	0	3,053	63
Total	$50	$0	$0	$0	$3,003	$63	$0	$0	$0	$0	$0	$0	$3,053	$63

	December 31, 2019
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$36	$0	$60	$1	$4	$0	$0	$0	$0	$0	$0	$0	$100	$1
Index reference(2)	50	0	0	0	570	13	0	0	0	0	72	7	692	20
Total	$86	$0	$60	$1	$574	$13	$0	$0	$0	$0	$72	$7	$792	$21
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

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2020 and 2019, the Company had $307 million and $6 million of outstanding notional amounts, reported at fair value as a liability of $28 million and $0 million, respectively.

Counterparty Credit Risk

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

As of December 31, 2020, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

6.FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$40,298	$150	$	$40,448
Obligations of U.S. states and their political subdivisions	0	12,807	4		12,811
Foreign government bonds	0	110,233	11		110,244
U.S. corporate public securities	0	113,486	69		113,555
U.S. corporate private securities(2)	0	38,689	2,248		40,937
Foreign corporate public securities	0	29,384	153		29,537
Foreign corporate private securities	0	28,727	2,865		31,592
Asset-backed securities(3)	0	14,068	523		14,591
Commercial mortgage-backed securities	0	16,294	9		16,303
Residential mortgage-backed securities	0	2,876	11		2,887
Subtotal	0	406,862	6,043		412,905
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	212	0		212
Obligations of U.S. states and their political subdivisions	0	231	0		231
Foreign government bonds	0	926	19		945
Corporate securities	0	14,990	482		15,472
Asset-backed securities(3)	0	1,583	114		1,697
Commercial mortgage-backed securities	0	1,839	0		1,839
Residential mortgage-backed securities	0	1,018	0		1,018
Equity securities	1,784	259	0		2,043
All other(4)	50	549	20		619
Subtotal	1,834	21,607	635		24,076
Fixed maturities, trading	0	3,671	243		3,914
Equity securities	6,207	1,131	660		7,998
Commercial mortgage and other loans	0	1,092	0		1,092
Other invested assets(5)	227	23,045	366	(21,367)	2,271
Short-term investments	405	5,728	177		6,310
Cash equivalents	1,476	4,005	1		5,482
Other assets	0	0	268		268
Separate account assets(6)(7)	51,826	250,623	1,821		304,270
Total assets	$61,975	$717,764	$10,214	$(21,367)	$768,586
Future policy benefits(8)	$0	$0	$18,879	$	$18,879
Policyholders’ account balances	0	0	1,914		1,914
Other liabilities	32	17,828	0	(17,475)	385
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$32	$17,828	$20,793	$(17,475)	$21,178

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$35,554	$105	$	$35,659
Obligations of U.S. states and their political subdivisions	0	11,493	4		11,497
Foreign government bonds	0	119,032	22		119,054
U.S. corporate public securities	0	97,959	380		98,339
U.S. corporate private securities(2)	0	34,749	1,784		36,533
Foreign corporate public securities	0	29,756	69		29,825
Foreign corporate private securities	0	27,237	1,003		28,240
Asset-backed securities(3)	0	12,238	936		13,174
Commercial mortgage-backed securities	0	15,574	0		15,574
Residential mortgage-backed securities	0	3,189	12		3,201
Subtotal	0	386,781	4,315		391,096
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	185	0		185
Obligations of U.S. states and their political subdivisions	0	212	0		212
Foreign government bonds	0	790	24		814
Corporate securities	0	12,966	637		13,603
Asset-backed securities(3)	0	1,593	69		1,662
Commercial mortgage-backed securities	0	1,896	0		1,896
Residential mortgage-backed securities	0	1,158	0		1,158
Equity securities	1,505	285	0		1,790
All other(4)	0	261	0		261
Subtotal	1,505	19,346	730		21,581
Fixed maturities, trading	0	3,597	287		3,884
Equity securities	5,813	939	633		7,385
Commercial mortgage and other loans	0	228	0		228
Other invested assets(5)	6	14,379	567	(13,519)	1,433
Short-term investments	1,806	1,975	155		3,936
Cash equivalents	2,079	6,796	131		9,006
Other assets	0	0	113		113
Separate account assets(6)(7)	46,574	240,433	1,717		288,724
Total assets	$57,783	$674,474	$8,648	$(13,519)	$727,386
Future policy benefits(8)	$0	$0	$12,831		$12,831
Policyholders’ account balances	0	0	1,316		1,316
Other liabilities	41	7,495	105	(6,705)	936
Notes issued by consolidated VIEs	0	0	800		800
Total liabilities	$41	$7,495	$15,052	$(6,705)	$15,883
__________
(1)“Netting” amounts represent cash collateral of $3,892 million and $6,814 million as of December 31, 2020 and 2019, respectively.
(2)Excludes notes with fair value of $6,100 million (carrying amount of $5,966 million) and $4,757 million (carrying amount of $4,751 million) as of December 31, 2020 and 2019, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(4)All other represents cash equivalents and short-term investments.
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2020 and 2019, the fair values of such investments were $4,136 million and $4,213 million respectively.
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. At December 31, 2020 and 2019, the fair value of such investments were $23,007 million and $23,557 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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
(8)As of December 31, 2020, the net embedded derivative liability position of $18.9 billion includes $0.5 billion of embedded derivatives in an asset position and $19.4 billion of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $12.8 billion includes $0.7 billion of embedded derivatives in an asset position and $13.5 billion of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2020 and 2019, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Other Assets—Other assets reflected in Level 3 primarily include reinsurance recoverables which are carried at fair value and relate to the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. The methods and assumptions used to estimate the fair value are consistent with those described below under “Future Policy Benefits.”

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

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including the secured overnight financing rate (“SOFR”), obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

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

Future Policy Benefits—The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts offered by the Company’s Individual Annuities segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

Policyholders’ Account Balances—The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain universal life and annuity products that provide the policyholders with the index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.

As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option cost for future index term periods, where the terms of index crediting rates have not yet been declared by the Company. Premiums for risks inherent in valuation techniques,

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these liabilities. Since the valuation of these liabilities require the use of management’s judgement to determine these risk premiums and the use of unobservable inputs, these liabilities are reflected within Level 3 in the fair value hierarchy.

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

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,697	Discounted cash flow(5)	Discount rate	0.40%	25%	4.28%	Decrease
		Market comparables	EBITDA multiples(4)	7.0X	15.0X	9.0X	Increase
		Liquidation	Liquidation value	12.13%	15.00%	13.02%	Increase
Equity securities	$195	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	8.8X	3.3X	Increase
		Net Asset Value	Share price	$1	$1,414	$495	Increase
Separate account assets-commercial mortgage loans(6)	$775	Discounted cash flow	Spread	1.60%	2.98%	1.80%	Decrease
Liabilities:
Future policy benefits(7)	$18,879	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$1,914	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	42%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$1,424	Discounted cash flow(5)	Discount rate	0.49%	20%	7.41%	Decrease
		Market comparables	EBITDA multiples(4)	5.7X	9.2X	7.3X	Increase
		Liquidation	Liquidation value	14.25%	83.61%	59.47%	Increase
Equity securities	$210	Discounted cash flow(5)	Discount rate	10%	30%		Decrease
		Market comparables	EBITDA multiples(4)	1X	10.1X	5.4X	Increase
		Net Asset Value	Share price	$5	$1,353	$451	Increase
Separate account assets-commercial mortgage loans(6)	$796	Discounted cash flow	Spread	1.11%	1.85%	1.26%	Decrease
Liabilities:
Future policy benefits(7)	$12,831	Discounted cash flow	Lapse rate(9)	1%	18%		Decrease
			Spread over LIBOR(10)	0.10%	1.23%		Decrease
			Utilization rate(11)	43%	97%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders’ account balances(8)	$1,316	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.10%	1.23%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	25%		Increase
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
(5)Includes certain investments where enterprise value is less than the amount needed to support senior and subordinated claims. These investments typically use a range of discount rates (10% to 20%), therefore presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2020 and 2019, the minimum withdrawal rate assumption is 76% and 78% respectively. As of both December 31, 2020 and 2019, the maximum withdrawal rate assumption may be greater than 100%.The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$105	$0	$45	$0	$0	$0	$0	$0	$0	$150	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	22	0	0	0	0	0	0	1	(12)	11	0
Corporate securities(3)	3,236	274	1,144	(127)	0	(1,021)	(16)	2,178	(333)	5,335	203
Structured securities(4)	948	(8)	685	(18)	0	(547)	156	178	(851)	543	(11)
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	(5)	0	0	0	19	0
Corporate securities(3)	637	(17)	6	(9)	0	(182)	(19)	99	(33)	482	(25)
Structured securities(4)	69	(1)	191	0	0	(33)	0	1	(113)	114	3
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	134	0	0	(5)	(2)	0	(107)	20	0
Other assets:
Fixed maturities, trading	287	(24)	33	(33)	0	0	9	19	(48)	243	(24)
Equity securities	633	14	59	(50)	0	(6)	11	0	(1)	660	11
Other invested assets	567	7	209	0	4	(5)	(415)	8	(9)	366	7
Short-term investments	155	1	327	0	0	(115)	(48)	0	(143)	177	(1)
Cash equivalents	131	0	0	0	0	0	(130)	0	0	1	0
Other assets	113	87	69	0	0	(1)	0	0	0	268	88
Separate account assets(5)	1,717	143	242	(71)	0	(84)	0	43	(169)	1,821	157
Liabilities:
Future policy benefits	(12,831)	(4,837)	0	0	(1,304)	0	93	0	0	(18,879)	(5,263)
Policyholders’ account balances(6)	(1,316)	(228)	0	0	(370)	0	0	0	0	(1,914)	(155)
Other liabilities	(105)	105	0	0	0	0	0	0	0	0	105
Notes issued by consolidated VIEs	(800)	25	0	0	0	0	775	0	0	0	25

	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(111)	$0	$0	$368	$9	$(139)	$0	$0	$331
Assets supporting experience-rated contractholder liabilities	0	(22)	0	0	4	0	(22)	0	0
Other assets:
Fixed maturities, trading	0	(25)	0	0	1	0	(24)	0	0
Equity securities	0	14	0	0	0	0	11	0	0
Other invested assets	0	7	0	0	0	0	7	0	0
Short-term investments	1	0	0	0	0	(1)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	87	0	0	0	0	88	0	0	0
Separate account assets(5)	0	0	143	0	0	0	0	157	0
Liabilities:
Future policy benefits	(4,837)	0	0	0	0	(5,263)	0	0	0
Policyholders’ account balances	(228)	0	0	0	0	(155)	0	0	0
Other liabilities	0	105	0	0	0	0	105	0	0
Notes issued by consolidated VIEs	0	25	0	0	0	0	25	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$81	$0	$24	$0	$0	$0	$0	$0	$0	$105	$0
U.S. states	5	0	0	0	0	(1)	0	0	0	4	0
Foreign government	125	0	0	0	0	0	(1)	10	(112)	22	(2)
Corporate securities(3)	2,685	(3)	1,462	(47)	0	(1,137)	10	353	(87)	3,236	(96)
Structured securities(4)	1,339	40	952	(67)	0	(507)	(4)	755	(1,560)	948	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	225	0	0	0	0	(5)	(196)	0	0	24	0
Corporate securities(3)	444	4	146	0	0	(189)	196	46	(10)	637	(6)
Structured securities(4)	149	0	29	0	0	(35)	0	0	(74)	69	0
Equity securities	1	1	0	(2)	0	0	0	0	0	0	1
All other activity	0	0	8	0	0	(8)	0	0	0	0	0
Other assets:
Fixed maturities, trading	206	(26)	105	(31)	0	0	(7)	41	(1)	287	(27)
Equity securities	671	42	79	(52)	0	(85)	1	1	(24)	633	34
Other invested assets	263	11	341	0	0	(42)	(6)	0	0	567	(1)
Short-term investments	89	0	597	0	0	(526)	(5)	0	0	155	0
Cash equivalents	77	0	131	0	0	(77)	0	0	0	131	0
Other assets	25	44	44	0	0	0	0	0	0	113	44
Separate account assets(5)	1,534	184	346	(111)	0	(144)	0	55	(147)	1,717	170
Liabilities:
Future policy benefits	(8,926)	(2,685)	0	0	(1,221)	0	1	0	0	(12,831)	(2,999)
Policyholders’ account balances(6)	(56)	(933)	0	0	(324)	0	(3)	0	0	(1,316)	(917)
Other liabilities	0	(5)	0	0	(100)	0	0	0	0	(105)	(5)
Notes issued by consolidated VIEs	(595)	15	0	0	(858)	638	0	0	0	(800)	15

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(67)	$0	$0	$86	$18	$(98)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(4)	0	0	9	0	(5)	0
Other assets:
Fixed maturities, trading	0	(27)	0	0	1	0	(27)	0
Equity securities	0	42	0	0	0	0	34	0
Other invested assets	(1)	12	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	44	0	0	0	0	44	0	0
Separate account assets(5)	0	0	180	0	4	0	0	170
Liabilities:
Future policy benefits	(2,685)	0	0	0	0	(2,999)	0	0
Policyholders’ account balances	(933)	0	0	0	0	(917)	0	0
Other liabilities	0	(5)	0	0	0	0	(5)	0
Notes issued by consolidated VIEs	15	0	0	0	0	15	0	0

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2018, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2018:

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
__________
(1)“Other,” for the periods ended December 31, 2020 and 2019, primarily represent deconsolidation of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.
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

Derivative Fair Value Information

The following tables present the balances of certain derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated, by primary underlying risks. These tables exclude embedded derivatives and associated reinsurance recoverables. The derivative assets and liabilities shown below are included in “Other invested assets” or “Other liabilities” in the tables contained within the sections “—Assets and Liabilities by Hierarchy Level” and “—Changes in Level 3 Assets and Liabilities,” above.

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$99	$19,091	$0	$	$19,190
Currency	0	832	0		832
Credit	0	63	0		63
Currency/Interest Rate	0	1,415	0		1,415
Equity	128	1,645	0		1,773
Commodity	0	0	0		0
Netting(1)				(21,367)	(21,367)
Total derivative assets	$227	$23,046	$0	$(21,367)	$1,906
Derivative liabilities:
Interest Rate	$5	$13,503	$0	$	$13,508
Currency	0	763	0		763
Credit	0	28	0		28
Currency/Interest Rate	0	1,638	0		1,638
Equity	25	2,305	0		2,330
Commodity	0	0	0		0
Netting(1)				(17,475)	(17,475)
Total derivative liabilities	$30	$18,237	$0	$(17,475)	$792

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$4	$11,238	$1	$	$11,243
Currency	0	230	0		230
Credit	0	21	0		21
Currency/Interest Rate	0	2,207	0		2,207
Equity	2	683	0		685
Commodity	0	0	0		0
Netting(1)				(13,519)	(13,519)
Total derivative assets	$6	$14,379	$1	$(13,519)	$867
Derivative liabilities:
Interest Rate	$38	$5,176	$0	$	$5,214
Currency	0	271	0		271
Credit	0	0	0		0
Currency/Interest Rate	0	647	0		647
Equity	3	1,401	0		1,404
Commodity	0	0	0		0
Netting(1)				(6,705)	(6,705)
Total derivative liabilities	$41	$7,495	$0	$(6,705)	$831
 __________
(1)“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	(1)	0	0	0	0	0	0	0	0	0

	Year Ended December 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	2	(1)	0	0	0	0	0	0	0	1	(2)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(3)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$10	$1	$0	$0	$0	$0	$(11)	$0	$0	$0	$0
Net Derivative - Interest Rate	(3)	5	0	0	0	0	0	0	0	2	5
__________
(1)Represents conversion of warrants to equity shares.
(2)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.
(3)Related to warrants received in restructuring a certain asset that resulted in reclassification of reporting category.
(4)Total realized and unrealized gains (losses) as well as unrealized gains (losses) for assets still held at the end of the period are recorded in “Realized investment gains (losses), net.”

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

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$0	$2	$(12)
Mortgage servicing rights(2)	$(25)	$11	$10
Investment real estate	$(24)	$0	$0

	Year Ended December 31,
	2020	2019
	(in millions)
Carrying value after measurement as of period end
Commercial mortgage loans(1):	$0	$15
Mortgage servicing rights(2):	$307	$87
Investment real estate	$31	$0
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following tables present information regarding assets and liabilities where the fair value option has been elected:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$(25)	$(15)	$(14)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Commercial mortgage and other loans:
Interest income	$17	$20	$18
Notes issued by consolidated VIEs:
Interest expense	$32	$45	$36

	Year Ended December 31,
	2020	2019
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$1,092	$228
Aggregate contractual principal as of period end	$1,073	$224
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$0	$800
Aggregate contractual principal as of period end	$0	$857
__________
(1)As of December 31, 2020, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,209	$89	$2,298	$1,930
Assets supporting experience-rated contractholder liabilities	39	0	0	39	39
Commercial mortgage and other loans	0	107	67,477	67,584	64,333
Policy loans	0	0	11,271	11,271	11,271
Other invested assets	0	153	0	153	153
Short-term investments	1,464	26	0	1,490	1,490
Cash and cash equivalents	7,951	268	0	8,219	8,219
Accrued investment income	0	3,193	0	3,193	3,193
Other assets	154	2,917	449	3,520	3,517
Total assets	$9,608	$8,873	$79,286	$97,767	$94,145
Liabilities:
Policyholders’ account balances—investment contracts	$0	$36,820	$73,653	$110,473	$107,526
Securities sold under agreements to repurchase	0	10,894	0	10,894	10,894
Cash collateral for loaned securities	0	3,499	0	3,499	3,499
Short-term debt	0	794	146	940	925
Long-term debt(3)	644	21,685	1,139	23,468	19,718
Notes issued by consolidated VIEs	0	0	305	305	305
Other liabilities	0	7,626	48	7,674	7,674
Separate account liabilities—investment contracts	0	86,046	23,631	109,677	109,677
Total liabilities	$644	$167,364	$98,922	$266,930	$260,218

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,217	$85	$2,302	$1,933
Assets supporting experience-rated contractholder liabilities	16	0	0	16	16
Commercial mortgage and other loans	0	107	65,558	65,665	63,331
Policy loans	0	0	12,096	12,096	12,096
Other invested assets	0	36	0	36	36
Short-term investments	1,492	39	0	1,531	1,531
Cash and cash equivalents	6,278	1,043	0	7,321	7,321
Accrued investment income	0	3,330	0	3,330	3,330
Other assets	147	2,526	643	3,316	3,315
Total assets	$7,933	$9,298	$78,382	$95,613	$92,909
Liabilities:
Policyholders’ account balances—investment contracts	$0	$32,940	$69,216	$102,156	$101,241
Securities sold under agreements to repurchase	0	9,681	0	9,681	9,681
Cash collateral for loaned securities	0	4,213	0	4,213	4,213
Short-term debt	0	1,748	205	1,953	1,933
Long-term debt(3)	1,950	18,188	1,186	21,324	18,646
Notes issued by consolidated VIEs	0	0	474	474	474
Other liabilities	0	6,403	579	6,982	6,982
Separate account liabilities—investment contracts	0	77,134	24,407	101,541	101,541
Total liabilities	$1,950	$150,307	$96,067	$248,324	$244,711
__________
(1)Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Excludes notes with fair value of $5,821 million (carrying amount of $4,998 million) and $5,401 million (carrying amount of $4,998 million) as of December 31, 2020 and 2019, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes notes with fair value of $11,921 million (carrying amount of $10,964 million) and $10,158 million (carrying amount of $9,749 million) as of December 31, 2020 and 2019, respectively, which have been offset with the associated receivables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

7.DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2020	2019	2018
	(in millions)
Balance, beginning of period	$19,912	$20,058	$18,992
Capitalization of commissions, sales and issue expenses	2,763	2,966	2,870
Amortization—Impact of assumption and experience unlocking and true-ups	(36)	(164)	(217)
Amortization—All other	(2,185)	(2,168)	(2,056)
Change due to unrealized investment gains and losses	(379)	(713)	519
Foreign currency translation	142	(8)	(32)
Other(1)	(1,190)	(59)	(18)
Balance, end of period	$19,027	$19,912	$20,058
__________
(1)“Other” for 2020 primarily represents the impact related to the sale of The Prudential Life Insurance Company of Korea, Ltd. of $(1,193) million. “Other” for 2019 primarily represents the impact related to the sale of the Company’s Pramerica of Italy subsidiary of $(46) million and DAC ceded to a third-party reinsurer of $(14) million. “Other” for 2018 represents the impact related to the sale of the Company’s Pramerica of Poland subsidiary of $(38) million and the impact of the elimination of Gibraltar Life’s one-month reporting lag of $20 million.

8.VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2020	2019	2018
	(in millions)
Balance, beginning of period	$1,110	$1,850	$1,591
Amortization—Impact of assumption and experience unlocking and true-ups	(317)	(139)	0
Amortization—All other	(212)	(235)	(276)
Change due to unrealized investment gains and losses	418	(478)	455
Interest	56	64	69
Foreign currency translation	48	10	23
Other	0	38	(12)
Balance, end of period	$1,103	$1,110	$1,850

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table provides VOBA balances for the year ended December 31, 2020:

VOBA Balance
(in millions)
CIGNA	$219
Prudential Annuities Holding Co.	$29
Gibraltar Life	$852
Gibraltar BSN Life Berhad	$3

The following table provides estimated future amortization, net of interest, for the periods indicated:

	2021	2022	2023	2024	2025
	(in millions)
Estimated future VOBA amortization	$99	$93	$85	$79	$72

9.INVESTMENTS IN OPERATING JOINT VENTURES

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

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2020	2019	2018
	(in millions)
Investment in operating joint ventures	$1,394	$1,309	$1,329
Dividends received from operating joint ventures	$60	$70	$93
After-tax equity in earnings of operating joint ventures	$96	$100	$76

For the years ended December 31, 2020, 2019 and 2018, the Company recognized $30 million, $29 million and $32 million, respectively, of asset management fee income for services the Company provided to these operating joint ventures.

10.GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reportable segment are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	PGIM	Retirement	Assurance IQ	International Businesses	Other	Total
	(in millions)
Goodwill balance, December 31, 2017:	$235	$444	$0	$164	$0	$843
Acquisitions	0	11	0	0	11	22
Foreign currency translation	(2)	0	0	0	0	(2)
Goodwill balance, December 31, 2018:	233	455	0	164	11	863
Acquisitions	22	0	2,128	0	0	2,150
Foreign currency translation	(1)	0	0	1	0	0
Goodwill balance, December 31, 2019:	254	455	2,128	165	11	3,013
Foreign currency translation and other(1)	4	0	12	(21)	27	22
Goodwill balance, December 31, 2020:	$258	$455	$2,140	$144	$38	$3,035
__________
(1)The goodwill associated with Assurance IQ includes a measurement period adjustment made during 2020. The goodwill reclass between International Businesses and Other relates to an operation that became classified as divested business and transferred to Corporate and Other during 2020.

The Company tests goodwill for impairment annually, as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2. The Company performed the annual goodwill test using the quantitative approach for all reporting units at December 31, 2020. As of December 31, 2019, the Company performed a qualitative goodwill impairment assessment for Assurance IQ and applied the quantitative goodwill impairment approach for all other reporting units.

As of December 31, 2020, the estimated fair value of Assurance IQ, based on a weighted average of the valuation approaches described above, exceeded the carrying value by 10%, while the estimated fair values of the other reporting units with allocated goodwill exceeded their carrying value by a weighted average of 229%.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. For all reporting units tested, unanticipated changes in business performance or regulatory environment, market declines or other events impacting the fair value of these businesses, including changes in market multiples, discount rates, interest rates and growth rates assumptions or increases in the level of equity required to support these businesses, could cause an impairment of goodwill, resulting in a charge to income.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$819	$(512)	$307	$745	$(468)	$277
Customer relationships	247	(175)	72	244	(153)	91
Software and other	192	(60)	132	201	(38)	163
Not subject to amortization	69	N/A	69	69	N/A	69
Total			$580			$600

The fair values of net mortgage servicing rights were $309 million and $287 million at December 31, 2020 and 2019, respectively. Amortization expense for other intangibles was $102 million, $65 million and $61 million for the years ending December 31, 2020, 2019 and 2018, respectively. The amortization expense amounts for 2020, 2019 and 2018 do not include impairments recorded for mortgage servicing rights or other intangibles. See the nonrecurring fair value measurements section of Note 6 for more information regarding these impairments.

The following table provides estimated future amortization for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2021	2022	2023	2024	2025
	(in millions)
Estimated future amortization expense of other intangibles	$101	$93	$76	$46	$38

11.LEASES

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 28 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within 8 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

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

	December 31,
	2020	2019
	($ in millions)
Operating Leases:

Right-of-use assets	$466	$554
Lease liabilities	$511	$594

Weighted average remaining lease term	6 years	6 years
Weighted average discount rate	2.22%	2.46%

Maturities of operating lease liabilities are as follows:

December 31, 2020
(in millions)
2021	$156
2022	121
2023	81
2024	72
2025	46
Thereafter	80
Total lease payments	556
Less imputed interest	(45)
Total	$511

Lease expense is included in “General and administrative expenses,” which was comprised of operating lease and short-term costs. Operating lease costs were $156 million and $138 million for the years ended December 31, 2020 and 2019, respectively. Short-term lease costs were $104 million and $101 million for the years ended December 31, 2020 and 2019, respectively. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Lessor

The Company directly owns real estate properties within its investment portfolio. Such real estate is leased to third-parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying the practical expedient discussed in Note 2. Lease income included in “Net investment income” were $161 million and $182 million for the years ended December 31, 2020 and 2019, respectively.

12.POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 for the years indicated are as follows:

	2020	2019
	(in millions)
Life insurance	$195,245	$191,654
Individual and group annuities and supplementary contracts	77,254	75,940
Other contract liabilities	30,873	23,052
Subtotal future policy benefits excluding unpaid claims and claim settlement expenses	303,372	290,646
Unpaid claims and claim settlement expenses	2,971	2,881
Total future policy benefits	$306,343	$293,527

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 3% and 2% of direct individual life insurance in force as of December 31, 2020 and 2019, respectively, and 10%, 11% and 12% of direct individual life insurance premiums for 2020, 2019 and 2018, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from (0.1)% to 7.8%.

Future policy benefits for individual and group annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. The interest rates used in the determination of the present values range from (0.2)% to 12.1%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.2% to 6.5%.

The Company’s liability for future policy benefits is also inclusive of liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in “other contract liabilities” in the table above. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract in the table above. See Note 13 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.

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

Unpaid claims and claim settlement expenses primarily reflect the Company’s estimate of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet date related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 1.8% to 6.4%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the years indicated are as follows:

	2020	2019
	(in millions)
Individual annuities	$47,663	$44,391
Group annuities	30,700	27,843
Guaranteed investment contracts and guaranteed interest accounts	14,071	13,759
Funding agreements	6,938	4,119
Interest-sensitive life contracts	41,711	40,364
Dividend accumulation and other deposit type funds	20,599	21,634
Total policyholders’ account balances	$161,682	$152,110

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities and certain unearned revenues. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. See Note 6 for additional information on the fair value of these embedded derivative instruments. Included in “Funding agreements” at December 31, 2020 and 2019 are $4,402 million and $4,104 million, respectively, related to the Company’s Funding Agreement Notes Issuance Program (“FANIP”). Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $3 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 3.5% and original maturities ranging from two months to five years. Included in the amounts at December 31, 2020 and 2019 is the medium-term note liability, which is carried at amortized cost, of $2,414 million and $2,414 million, respectively and short-term note liability of $1,991 million and $1,697 million, respectively.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) at December 31, 2020 and 2019 totaled $2,522 million and $0 million, respectively. These obligations, which are carried at amortized cost, have fixed or floating interest rates that range from 0.6% to 1.9% and original maturities ranging from nine months to seven years. For additional details on the FHLBNY program, see Note 17.

Interest crediting rates range from 0% to 6.3% for interest-sensitive life contracts and from 0% to 13.3% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
13.CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES

The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts and single premium life contracts with market value adjusted investment options (“MVAs”). Annuity contracts and single premium life contracts with MVAs provide for a return of principal plus a fixed rate of return if held-to-maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred and immediate annuity contracts, some without MVA, that have a guaranteed credited rate and annuity benefit. The Company also issues indexed variable annuity contracts for which the return is tied to the return of specific indices where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2020 and 2019, the Company had the following guarantees associated with these contracts, by product and guarantee type:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020		December 31, 2019
	In the Event of Death	At Annuitization / Accumulation(1)	In the Event of Death	At Annuitization / Accumulation(1)
	($ in millions)
Annuity Contracts
Return of net deposits
Account value	$133,726	$17	$130,893	$16
Net amount at risk	$214	$0	$244	$0
Average attained age of contractholders	68 years	75 years	67 years	75 years
Minimum return or contract value
Account value	$31,157	$148,841	$32,609	$147,511
Net amount at risk	$2,327	$4,203	$2,626	$4,578
Average attained age of contractholders	70 years	68 years	69 years	68 years
Average period remaining until earliest expected annuitization	N/A	0.20 years	N/A	0.17 years
__________
(1)Includes income and withdrawal benefits.

	December 31,
	2020	2019
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$8,939	$9,983
General account value	$19,279	$18,225
Net amount at risk	$222,703	$245,929
Average attained age of contractholders	55 years	55 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2020	2019
	(in millions)
Equity funds	$94,270	$93,010
Bond funds	62,549	60,074
Balanced funds	0	1,592
Money market funds	3,156	3,530
Total	$159,975	$158,206

In addition to the amounts invested in separate account investment options above, $7,729 million at December 31, 2020, and $7,781 million at December 31, 2019, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2020, 2019 and 2018, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
net.” This portfolio of derivative investments does not qualify for hedge accounting treatment under U.S. GAAP. Additionally, the Company externally reinsures the guaranteed benefit features associated with certain contracts. See Note 14 for further information regarding the external reinsurance arrangement.

	GMDB		GMIB	GMAB/GMWB/GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2017	$5,110	$697	$419	$8,721
Incurred guarantee benefits(1)	791	125	(14)	206
Paid guarantee benefits	(77)	(88)	(5)	0
Change in unrealized investment gains and losses	(406)	(20)	(20)	0
Other(2)	0	(1)	(2)	0
Balance at December 31, 2018	5,418	713	378	8,927
Incurred guarantee benefits(1)	1,492	82	(8)	3,905
Paid guarantee benefits	(111)	(69)	(4)	0
Change in unrealized investment gains and losses	805	27	(15)	0
Other(2)	(2)	0	4	(1)
Balance at December 31, 2019	7,602	753	355	12,831
Incurred guarantee benefits(1)	1,389	162	12	6,103
Paid guarantee benefits	(126)	(89)	(4)	0
Change in unrealized investment gains and losses	721	38	(8)	0
Other(2)(3)	(77)	(1)	13	(53)
Balance at December 31, 2020	$9,509	$863	$368	$18,881
__________
(1)Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)Other primarily represents foreign currency translation.
(3)Includes the impact from the sale of POK.

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

Sales Inducements
(in millions)
Balance at December 31, 2017	$1,168
Capitalization	3
Amortization—Impact of assumption and experience unlocking and true-ups	(6)
Amortization—All other	(166)
Change in unrealized investment gains and losses	25
Balance at December 31, 2018	1,024
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	108
Amortization—All other	(163)
Change in unrealized investment gains and losses	(35)
Balance at December 31, 2019	935
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	104
Amortization—All other	(166)
Change in unrealized investment gains and losses	(54)
Balance at December 31, 2020	$820

14.REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

Effective April 1, 2015, the Company entered into an agreement with Union Hamilton Reinsurance, Ltd. (“Union Hamilton”) an external counterparty, to reinsure approximately 50% of the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 business, a guaranteed benefit feature. This reinsurance agreement covered most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, with Union Hamilton’s cumulative quota share amounting to $2.9 billion of new rider premiums as of December 31, 2016. Reinsurance on business subject to this agreement remains in force for the duration of the underlying annuity contracts. New sales subsequent to December 31, 2016 are not covered by this external reinsurance agreement. This reinsurance agreement is accounted for as an embedded derivative.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
In January 2013, the Company acquired the Hartford Life Business through reinsurance transactions with three subsidiaries of Hartford Financial Services Group, Inc. (“Hartford Financial”). Under the related agreements, the Company provided reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The Company acquired the general account business through a coinsurance arrangement and, for certain types of general account policies, a modified coinsurance arrangement. The Company acquired the separate account business through a modified coinsurance arrangement. In May 2018, Hartford Financial sold a group of operating subsidiaries, which included two of the Company’s counterparties to these reinsurance arrangements. There was no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties. In January 2021, there was a definitive agreement announced to subsequently sell the two counterparties mentioned above. We anticipate there will be no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties.

Since 2011, the Company has entered into several reinsurance agreements to assume pension liabilities in the United Kingdom. Under these arrangements, the Company assumes the longevity risk, and in some arrangements, also the investment risk associated with the pension benefits of certain specified beneficiaries.

In 2006, the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The reinsurance payable, which represents the Company’s obligation under the modified coinsurance arrangement, is netted with the reinsurance receivable in the Consolidated Statements of Financial Position. In January 2021, Allstate announced a definitive agreement to sell the Company’s counterparty to these reinsurance arrangements. We anticipate there will be no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparty.

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income, and policyholders’ benefits for the years ended December 31, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2020	2019	2018
	(in millions)
Direct premiums	$29,091	$33,260	$35,048
Reinsurance assumed	4,336	3,022	2,574
Reinsurance ceded	(2,287)	(2,080)	(1,843)
Premiums	$31,140	$34,202	$35,779

Direct policy charges and fee income	$5,341	$5,252	$5,245
Reinsurance assumed	1,192	1,181	1,189
Reinsurance ceded	(504)	(455)	(432)
Policy charges and fee income	$6,029	$5,978	$6,002

Direct policyholders’ benefits	$32,514	$35,601	$38,079
Reinsurance assumed	5,659	4,304	3,659
Reinsurance ceded	(3,114)	(3,085)	(2,334)
Policyholders’ benefits	$35,059	$36,820	$39,404

Reinsurance recoverables at December 31, are as follows:

	2020	2019
	(in millions)
Individual and group annuities(1)	$273	$688
Life insurance(2)	6,649	5,535
Other reinsurance	432	403
Total reinsurance recoverables(3)	$7,354	$6,626
__________
(1)Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded reinsurance recoverables related to the acquisition of the retirement business of CIGNA of $27 million and $553 million at December 31, 2020 and 2019, respectively. Also included is $204 million and $95 million of reinsurance recoverables at December 31, 2020 and 2019, respectively, established under the reinsurance agreement with Union Hamilton related to the ceding of certain embedded derivative liabilities associated with the Company’s guaranteed benefits.
(2)Includes $2,245 million and $2,105 million of reinsurance recoverables established at December 31, 2020 and 2019, respectively, under the reinsurance arrangements associated with the acquisition of the Hartford Life Business. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,362 million and $1,290 million at December 31, 2020 and 2019, respectively.
(3)Net of $(5) million of loss allowance at December 31, 2020.

Excluding the reinsurance recoverable associated with the acquisition of the Hartford Life Business and the retirement business of CIGNA, four major reinsurance companies account for approximately 59% of the reinsurance recoverable at December 31, 2020. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL. Under the Company’s longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

15.CLOSED BLOCK

On December 18, 2001, the date of demutualization, PICA established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. See Note 22 for financial information on the Closed Block. The insurance policies and annuity contracts comprising the Closed Block are managed in accordance with the Plan of Reorganization approved by the New Jersey Department of Banking and Insurance (“NJDOBI”) on December 18, 2001, and PICA is directly obligated for the insurance policies and annuity contracts in the Closed Block.

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

As of December 31, 2020 and 2019, the Company recognized a policyholder dividend obligation of $2,920 million and $2,816 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $5,867 million and $3,332 million at December 31, 2020 and 2019, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

On December 7, 2018, PICA’s Board of Directors approved a continuation of the dividends payable on Closed Block policies for 2019. On December 6, 2019, PICA’s Board of Directors acted to decrease the dividends payable on Closed Block policies for 2020. On December 4, 2020, PICA’s Board of Directors acted to decrease the dividends payable on Closed Block policies for 2021. These actions resulted in decreases of approximately $86 million, $79 million and $147 million for the years ended December 31, 2018, 2019 and 2020, respectively, in the liability for policyholders’ dividends recognized.

Closed Block liabilities and assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2020	2019
	(in millions)
Closed Block liabilities
Future policy benefits	$46,762	$47,613
Policyholders’ dividends payable	635	717
Policyholders’ dividend obligation	8,787	6,149
Policyholders’ account balances	4,874	4,973
Other Closed Block liabilities	3,141	4,049
Total Closed Block liabilities	64,199	63,501
Closed Block assets
Fixed maturities, available-for-sale, at fair value	41,959	41,146
Fixed maturities, trading, at fair value	277	256
Equity securities, at fair value	2,345	2,245
Commercial mortgage and other loans	8,421	8,629
Policy loans	4,064	4,264
Other invested assets	3,610	3,333
Short-term investments	124	227
Total investments	60,800	60,100
Cash and cash equivalents	269	191
Accrued investment income	431	456
Other Closed Block assets	92	93
Total Closed Block assets	61,592	60,840
Excess of reported Closed Block liabilities over Closed Block assets	2,607	2,661
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	5,810	3,280
Allocated to policyholder dividend obligation	(5,867)	(3,332)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,550	$2,609

Information regarding the policyholder dividend obligation is as follows:

	2020	2019
	(in millions)
Balance, January 1	$6,149	$3,150
Cumulative effect adjustment from the adoption of ASU 2016-13(1)	(13)	0
Impact from earnings allocable to policyholder dividend obligation	117	564
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	2,534	2,435
Balance, December 31	$8,787	$6,149
__________
(1)See Note 2 for more information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

	2020	2019	2018
	(in millions)
Revenues
Premiums	$1,981	$2,207	$2,301
Net investment income	2,255	2,332	2,298
Realized investment gains (losses), net	182	521	130
Other income (loss)	362	589	(39)
Total Closed Block revenues	4,780	5,649	4,690
Benefits and Expenses
Policyholders’ benefits	2,758	2,906	2,972
Interest credited to policyholders’ account balances	127	130	132
Dividends to policyholders	1,549	2,187	1,236
General and administrative expenses	327	351	364
Total Closed Block benefits and expenses	4,761	5,574	4,704
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	19	75	(14)
Income tax expense (benefit)	(43)	10	(78)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$62	$65	$64

16.INCOME TAXES

The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2020	2019	2018

	(in millions)
Current tax expense (benefit):
U.S.	$(571)	$86	$(346)
State and local	11	2	7
Foreign	848	879	681
Total current tax expense (benefit)	288	967	342
Deferred tax expense (benefit):
U.S.	(362)	57	80
State and local	1	(1)	1
Foreign	(8)	(76)	399
Total deferred tax expense (benefit)	(369)	(20)	480
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	(81)	947	822
Income tax expense (benefit) on equity in earnings of operating joint ventures	47	43	31
Income tax expense (benefit) on discontinued operations	0	0	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	1,252	3,811	(1,812)
Stock-based compensation programs	0	0	0
Total income taxes	$1,218	$4,801	$(959)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2020, 2019 and 2018, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2020	2019(1)	2018(1)

	(in millions)
Expected federal income tax expense (benefit)	$(68)	$1,068	$1,015
Non-taxable investment income	(228)	(270)	(250)
Foreign taxes at other than U.S. rate	252	234	347
Low-income housing and other tax credits	(112)	(118)	(112)
Changes in tax law	(194)	(2)	(321)
Sale of subsidiary	277	4	10
Non-controlling interest	(48)	(11)	0
Non-deductible expenses	14	23	33
Change in valuation allowance	17	(1)	(6)
State taxes	10	1	6
Other	(1)	19	100
Reported income tax expense (benefit)	$(81)	$947	$822
Effective tax rate	25.1%	18.6%	17.0%
   __________
(1)Prior period amounts have been updated to conform to current period presentation.

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” The Company’s effective tax rate for fiscal years 2020, 2019 and 2018 was 25.1%, 18.6% and 17.0%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2020, 2019 and 2018, and the Company’s effective tax rate during the periods presented:

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $109 million of the total $228 million of 2020 non-taxable investment income, $122 million of the total $270 million of 2019 non-taxable investment income, and $127 million of the total $250 million of 2018 non-taxable investment income. The DRD for the current period was estimated using information from 2019, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Foreign Taxes at Other Than U.S. Rates. The statutory income tax rate in the Company’s largest non-U.S. tax jurisdiction is approximately 28% in Japan as compared to the U.S. federal income tax rate of 21% applicable for 2020, 2019 and 2018.

The 952 Election. The Company made a tax election, effective for the 2017 and later tax years, to subject earnings from its insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. This election has the effect of reducing the rate at which the Company will incur taxes on these earnings from the approximately 40% tax rate in Brazil to the 21% tax rate in the U.S., which in turn will reduce the amount of associated income tax expense in 2018 and thereafter. In conjunction with this election, the Company remeasured its related deferred tax assets from the previous 45% rate in Brazil to the new rate of 21% in the U.S., which resulted in additional income tax expense at the time of election. The net effect of the lower tax rate and the remeasurement of the deferred tax assets was a net increase (decrease) in income tax expense of $34 million in 2018, $(3) million in 2019 and $24 million in 2020. In October 2019, the IRS issued a legal memorandum, applicable to all taxpayers, in which the IRS argues that the election became inoperable in 1998. The Company disagrees with

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
the IRS’s position and intends to defend its position. If the Company is ultimately not successful, it will not be able to claim a U.S. tax credit for the Brazil taxes in excess of the U.S. tax rate, and thus will have a higher tax expense over time.

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

Changes in Tax Law. The following is a list of notable changes in tax law that impacted the Company’s effective tax rate for the periods presented:

Tax Act of 2017. On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. During 2018, the Company completed the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interpreted any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, and recognized a $153 million reduction in income tax expense primarily related to refinements of our provisional estimates of earnings of affiliated foreign companies subject to the one-time toll charge.

2018 Industry Issue Resolution (IIR). In August 2018, the IRS released a Directive to provide guidance on the tax reserving for guaranteed benefits within variable annuity contracts and principle-based reserves on certain life insurance contracts. Adopting the methodology specified in the Directive resulted in an accelerated deduction for the Company’s 2017 tax return that would have otherwise been deductible in future years. Prior to the adoption of this Directive, the Company accounted for these future deductions as deferred tax assets measured using the current 21% corporate income tax rate. Upon adoption of the Directive, the tax benefits were revalued using the 35% tax rate applicable for the 2017 tax year and resulted in a reduction in income tax expense of $198 million in 2018.

The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2020, 2019 or 2018 to carry back those losses for up to five years. For 2020, the Company has recorded an income tax benefit of $149 million and $51 million from carrying the estimated 2020 NOL and 2018 NOL back to tax years that have a 35% tax rate.

Sale of Subsidiary. This line item is primarily related to a lower tax basis than our GAAP basis for subsidiaries sold. See Note 1 for additional information on the sale of subsidiary-related items.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which we operate, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, our Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company plans to make the high-tax exception election for the 2020 tax year and recorded lower 2020 GILTI cost included in “Total income tax expense” for 2020. Additionally, the Company plans to make an election for 2018 by filing an amended tax return and recorded an estimated tax benefit of $4 million in “Total income tax expense” for 2020.

The Treasury Department and the IRS also issued Proposed Regulations on July 20, 2020 which would require that, if a high-tax exception election is made with respect to GILTI in any year, an election having the same effect must also be made with regard to income taxed under Subpart F of the Tax Code. Such an election under Subpart F of the Tax Code would apply to the Full Inclusion election made by the Company for its insurance operations in Brazil, thereby increasing the tax rate applied to our Brazil insurance operations. The Proposed Regulations will be effective for taxable years beginning after they are issued in final form.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Insurance reserves	$1,926	$730
Policyholders’ dividends	1,901	1,365
Net operating and capital loss carryforwards	205	189
Employee benefits	929	973
Other	206	113
Deferred tax assets before valuation allowance	5,167	3,370
Valuation allowance	(143)	(136)
Deferred tax assets after valuation allowance	5,024	3,234
Deferred tax liabilities:
Net unrealized investment gains	13,841	11,109
Deferred policy acquisition costs	3,518	3,799
Investments	19	138
Value of business acquired	270	262
Deferred tax liabilities	17,648	15,308
Net deferred tax liability	$(12,624)	$(12,074)

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

	Federal	State	Foreign Operations	Total
	(in millions)
Balance at January 1, 2018	$0	$196	$18	$214
Charged to costs and expenses	0	24	(6)	18
Other adjustments	0	(114)	(1)	(115)
Balance at December 31, 2018	0	106	11	117
Charged to costs and expenses	3	34	(5)	32
Other adjustments	0	(13)	0	(13)
Balance at December 31, 2019	3	127	6	136
Charged to costs and expenses	12	5	5	22
Other adjustments	0	(16)	1	(15)
Balance at December 31, 2020	$15	$116	$12	$143

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the amount and expiration dates of federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, as of the periods indicated:

	As of December 31,
	2020	2019
	(in millions)
Federal net operating and capital loss carryforwards(1)	$231	$33
State net operating and capital loss carryforwards(2)	$1,880	$2,005
Foreign net operating and capital loss carryforwards(3)	$136	$203
Federal foreign tax credit carryforwards(4)	$9	$4
General business credits(5)	$82	$0
__________
(1)Expires in 2025.
(2)Expires between 2021 and 2040.
(3)$2 million expires between 2021 and 2035 and $54 million has an unlimited carryforward.
(4)Expires in 2030. These relate to foreign non-general basket tax credits.
(5)Expires in 2040.

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

Unremitted earnings are indefinitely reinvested	Unremitted earnings are not indefinitely reinvested
Insurance operations in Chile and China and non-insurance operations in Korea and certain operations in Luxembourg	Insurance operations in Argentina, India, Indonesia, Ghana and Taiwan, and non-insurance operations in China, India, Italy and Taiwan

During the first and second quarters of 2018, respectively, the Company determined that the earnings of its Polish and Italian insurance operations would be repatriated to the United States; accordingly, these earnings were not considered indefinitely reinvested, and the Company recognized an income tax expense of $10 million in “Income (loss) before equity in earnings of operating joint ventures” during 2018. During the first and fourth quarters of 2018, the Company determined that a portion of the earnings of its Korean insurance operation would be repatriated to the United States; accordingly, a portion of these earnings were not considered indefinitely reinvested, and the Company recognized an income tax expense of $14 million in “Income (loss) before equity in earnings of operating joint ventures” during 2018. The Company made no changes with respect to its repatriation assumptions in 2019. During the second and third quarters of 2020, respectively, the Company determined that the earnings of its Korean and Taiwan insurance operations would be repatriated to the United States; accordingly, these earnings were not considered indefinitely reinvested, and the Company recognized an income tax expense of $132 million in “Income (loss) before equity in earnings of operating joint ventures” during 2020. During the second quarter of 2020, the Company changed the permanent investment assertion for Europrisa Management Company S.A (Luxembourg) due to a plan to liquidate the company, which gave rise to an immaterial amount of income tax expense during 2020.

The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which, in 2020, 2019, and 2018, U.S. deferred taxes have not been provided, and for which foreign deferred withholding taxes have not been provided. The net tax liability that may arise if the 2020 earnings were remitted which includes any foreign exchange impacts, is immaterial.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	At December 31,
	2020	2019	2018
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment for U.S. tax purposes)(1)	N/A	N/A	N/A
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment only for Withholding or other non-U.S. Taxes)	$176	$2,764	$2,475
 __________
(1)Consistent with the Tax Act of 2017, the Company provides U.S. income tax for all unremitted earnings of the Company’s foreign affiliates as of December 31, 2017.

The Company’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” includes income (loss) from domestic operations of $(3,226) million, $1,985 million and $1,447 million, and income (loss) from foreign operations of $2,903 million, $3,101 million and $3,387 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated:

	2020	2019	2018
	(in millions)
Balance at January 1,	$18	$20	$45
Increases in unrecognized tax benefits—prior years	0	0	20
(Decreases) in unrecognized tax benefits—prior years	(1)	(2)	0
Increases in unrecognized tax benefits—current year	0	0	0
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	0	0	(45)
Balance at December 31,	$17	$18	$20
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$0	$0	$0

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

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2020	2019	2018
	(in millions)
Interest and penalties recognized in the Consolidated Statements of Operations	$1	$1	$1

	2020	2019
	(in millions)
Interest and penalties recognized in liabilities in the Consolidated Statements of Financial Position	$3	$2

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2020:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Major Tax Jurisdiction	Open Tax Years
United States	2014-2020
Japan	Fiscal years ended March 31, 2016-2020
Korea	2015-2020

The Company participates in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner.

Some of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. The Japanese National Tax Service conducted tax audits of some non-insurance companies during the reporting period, which had no material impact on the Company’s 2020, 2019 or 2018 results.

The Company’s affiliates in South Korea file separate tax returns and are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2020, the Korean tax authority substantially completed a routine tax audit of Prudential of Korea for 2017, 2016, and 2015 tax years. These activities are expected to have no material impact on the Company’s 2020, 2019 or 2018 results.

17.SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2020	2019
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	355	524
Subtotal commercial paper	380	549
Current portion of long-term debt:
Senior Notes	399	1,179
Mortgage Debt	128	192
Surplus Notes subject to set-off arrangements (1)	500	0
Subtotal Current portion of long-term debt	1,027	1,371
Other(2)	18	13
Subtotal	1,425	1,933
Less: Assets under set-off arrangements (1)	500	0
Total short-term debt(3)	$925	$1,933
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$75	$224
Daily average commercial paper outstanding for the quarter ended	$1,602	$1,702
Weighted average maturity of outstanding commercial paper, in days	18	6
Weighted average interest rate on outstanding commercial paper	0.11%	1.61%
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.
(2)Includes $18 million drawn on a revolving line of credit held by a subsidiary at December 31, 2020.
(3)Includes Prudential Financial debt of $424 million and $1,204 million at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company was in compliance with all covenants related to the above debt.

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

Federal Home Loan Bank of New York

PICA is a member of the FHLBNY. Membership allows PICA access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of PICA. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires PICA to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of PICA’s financial strength ratings decline below A-/A3/A- Negative by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding PICA’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by PICA is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $147.4 million and $30.2 million as of December 31, 2020 and 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
NJDOBI permits PICA to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on PICA’s statutory net admitted assets as of December 31, 2019, the 5% limitation equates to a maximum amount of eligible assets of $7.3 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $6.6 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at PICA.

In the first quarter of 2020, PICA issued $3.6 billion in funding agreements under the FHLBNY facility. As of December 31, 2020, $2.5 billion of funding agreements remain outstanding under this facility with maturities ranging from January 2021 to February 2027 and rates from 0.620% to 1.925%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the foregoing table.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. All FHLBB stock purchased by PRIAC is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $6 million and $6 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $265 million as of December 31, 2020.

Credit Facilities

As of December 31, 2020, the Company maintained syndicated, unsecured committed credit facilities as described below.

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

Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2020, the Company was in compliance with the covenants under each of these credit facilities.

In addition to the above credit facilities, the Company had access to $219 million of certain other lines of credit at December 31, 2020, of which $175 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2020, $31 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Agreements for Senior Notes Issuance

In November 2013, Prudential Financial entered into a ten-year put option agreement with a Delaware trust upon the completion of the sale of $1.5 billion of trust securities by that Delaware trust in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and interest strips of U.S. Treasury securities. The put option agreement provides Prudential Financial the right to sell to the trust at any time up to $1.5 billion of 4.419% senior notes due November 2023 and receive in exchange a corresponding amount of U.S. Treasury securities held by the trust. In return, the Company agreed to pay a semi-annual put premium to the trust at a rate of 1.777% per annum applied to the unexercised portion of the put option. The put option agreement with the trust provides Prudential Financial with a source of liquid assets.

The put option described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trust, such as paying the put option premium or reimbursing the trust for its expenses, if the Company’s failure to pay is not cured within 30 days, and upon an event involving its bankruptcy. The Company is also required to exercise the put option if its consolidated stockholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI, falls below $7.0 billion, subject to adjustment in certain cases. The Company has a one-time right to unwind a prior voluntary exercise of the put option by repurchasing all of the senior notes then held by the trust in exchange for a corresponding amount of U.S. Treasury securities. Finally, Prudential Financial may redeem all but not less than all outstanding senior notes prior to their maturity at a redemption price equal to the greater of par or a make-whole price, following a voluntary exercise in full of the put option.

In May 2020, Prudential Financial entered into a ten-year facility agreement with a Delaware trust upon the completion of the sale of $1.5 billion of trust securities by that Delaware trust in a Rule 144A private placement. The trust invested the proceeds from the sale of the trust securities in a portfolio of principal and/or interest strips of U.S. Treasury securities. The facility agreement provides Prudential Financial the right to issue and sell to the trust from time to time up to $1.5 billion of 2.850% senior notes due May 15, 2030 and receive in exchange a corresponding amount of the U.S. Treasury securities held by the trust. In return, the Company agreed to pay a semi-annual facility fee to the trust at a rate of 2.175% per annum applied to the maximum amount of senior notes that the Company could issue and sell to the trust. Similar to the Company’s put option agreement, the facility agreement with the trust provides Prudential Financial with a source of liquid assets.

The right to issue senior notes described above will be exercised automatically in full upon the Company’s failure to make certain payments to the trust, such as paying the facility fee or reimbursing the trust for its expenses, if the Company’s failure to pay is not cured within 30 days, and upon an event involving its bankruptcy. The Company is also required to exercise this issuance right if its consolidated stockholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI, falls below $9.0 billion, subject to adjustment in certain cases. Prior to any involuntary exercise of the issuance right, the Company has the right to repurchase any of its senior notes then held by the trust in exchange for a corresponding amount of U.S. Treasury securities. Finally, Prudential Financial may redeem any outstanding senior notes, in whole or in part, prior to February 15, 2030, at a redemption price equal to the greater of par or a make-whole price, or thereafter, at par.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

	Maturity Dates	Rate(1)	December 31,
			2020	2019
			($ in millions)
Fixed-rate notes:
Surplus notes	2025	8.3%	$343	$342
Surplus notes subject to set-off arrangements	2022-2038	2.23%-5.26%	8,134	7,484
Senior notes	2023-2051	1.5%-6.75%	11,179	10,084
Mortgage debt(2)	2027	3.85%	24	104
Floating-rate notes:
Line of Credit	2023	1.41%-3.10%	300	300
Surplus notes subject to set-off arrangements	2024-2037	1.61%-3.5%	2,330	2,265
Mortgage debt(3)	2022-2024	1.43%-3.88%	257	241
Junior subordinated notes(4)	2042-2060	1.55%-5.88%	7,615	7,575
Subtotal			30,182	28,395
Less: assets under set-off arrangements(5)			10,464	9,749
Total long-term debt(6)			$19,718	$18,646
 __________
(1)Ranges of interest rates are for the year ended December 31, 2020.
(2)Includes $0 and $43 million of debt denominated in foreign currency at December 31, 2020 and 2019, respectively.
(3)Includes $29 million and $53 million of debt denominated in foreign currency at December 31, 2020 and 2019, respectively.
(4)Includes Prudential Financial debt of $7,554 million and subsidiary debt of $60 million denominated in foreign currency at December 31, 2020.
(5)Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are reported at fair value.
(6)Includes Prudential Financial debt of $18,561 million and $17,430 million at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2020:

	Calendar Year
	2022	2023	2024	2025	2026 and thereafter	Total
	(in millions)
Long-term debt	$136	$572	$724	$348	$17,938	$19,718

Senior Notes

Under its shelf registration statement the Company maintains a Medium-Term Notes Program and an InterNotes® Retail Notes Program which have authorized issuance capacities of $20.0 billion and $5.0 billion, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The table below presents the Company’s senior notes and mortgage debt balances as of December 31, 2020 for the years indicated as follows:

Facility Name	Maturity Date Range	2020 Amount Outstanding	2019 Amount Outstanding
		($ in millions)
Medium-Term Notes(1)	2021-2051	$9,847	$9,508
Senior Notes	2047-2049	1,462	1,455
InterNotes® Retail Notes	2029-2045	270	302
Mortgage Debt(2)	2021-2027	409	537
Total		$11,988	$11,802
__________
(1)Includes $400 million of notes from current portion of long-term debt.
(2)Includes $128 million of notes from current portion of long-term debt.

Medium-Term Notes Program. The outstanding balance of this program increased by $0.3 billion from December 31, 2019. The increase was due to the issuance of $0.5 billion of medium-term notes with an interest rate of 1.5% maturing in March 2026, $0.5 billion of notes with an interest rate of 2.1% maturing in 2030, and $0.5 billion of notes with an interest rate of 3.0% maturing in 2040, offset by $1.2 billion of maturities in June and November 2020. As of December 31, 2020, $0.4 billion of the outstanding balance of this program is included in current portion of long-term debt.

The weighted average interest rate on outstanding senior notes issued under the Medium-Term Notes and InterNotes® Retail Notes Programs, including the effect of interest rate hedging activity, was 4.45% and 4.85% for the years ended December 31, 2020 and 2019, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Mortgage Debt. Mortgage debt decreased by $128 million from December 31, 2019, primarily due to $200 million of prepayment activity, offset by new borrowings in 2020 of $71 million and foreign exchange fluctuations of $2 million. As of December 31, 2020, the Company’s subsidiaries had long-term mortgage debt of $409 million that has recourse only to real estate property held for investment by those subsidiaries, of which $128 million is included in current portion of long-term debt.

Funding Agreement Notes Issuance Program (“FANIP”). The Company maintains a FANIP in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by PICA. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 12 for further discussion of these obligations.

Surplus Notes

As of December 31, 2020, PICA had $343 million of fixed-rate surplus notes outstanding. These notes are subordinated to other PICA borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2020 and 2019, the Company met these statutory capital requirements.

Surplus Notes with Set-Off Arrangements

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Agreement Start Date	Maturity Years	Maximum Borrowing Capacity	2020 Amount Outstanding	2019 Amount Outstanding
		($ in millions)
Regulation XXX
2011-2014(1)(2)	2021-2024	$1,750	$1,750	$1,750
2014-2017	2024-2037	2,400	2,330	2,265
2018	2038	1,600	1,070	920
Guideline AXXX
2013(3)	2033	3,500	3,248	3,248
2017	2037	2,000	1,466	1,466
2020	2032	1,200	700	0
Other Notes
2015-2019	2029	4,000	400	100
Total		$16,450	$10,964	$9,749
 __________
(1)Prudential has agreed to reimburse one of the external counterparties for any payment under the credit linked notes funded by it in an amount of up to $0.5 billion.
(2)Includes $0.5 billion of notes from current portion of long-term debt.
(3)The current financing capacity available under the facility is $3.5 billion but can be increased to a maximum potential size of $4.5 billion.

Surplus Notes Supporting Regulation XXX and Guideline AXXX Reserves

As shown in the table above, the Company’s captive reinsurance subsidiaries maintain facilities with external counterparties providing for the issuance of surplus notes by the captive to finance reserves required under Regulation XXX and Guideline AXXX. Under these facilities, the captives receive in exchange for the surplus notes one or more credit-linked notes issued by special-purpose affiliates in aggregate principal amounts equal to the surplus notes issued. The captives hold the credit-linked notes as assets supporting the non-economic portion of the statutory reserves required to be held by the Company’s domestic insurance subsidiaries under Regulation XXX and Guideline AXXX in connection with the reinsurance of term life or universal life insurance policies through the captive. The non-economic portion of the statutory reserve equals the difference between the statutory reserve required under Regulation XXX and Guideline AXXX and the amount the Company considers necessary to maintain solvency for moderately adverse experience. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting the captives and external counterparties have agreed to fund these payments in return for a fee. Under certain of these different transactions, Prudential Financial has agreed to reimburse the captive for investment losses in excess of specified amounts.

For each of the above transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the related credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. The surplus notes for the captive reinsurance subsidiaries described above are subordinated to policyholder obligations, and for certain applicable surplus notes, the repayment of principal may only be made with prior approval of the Arizona Department of Insurance and Financial Institutions, the domiciliary insurance regulator of the captives. The payment of interest on the surplus notes has been approved by the Arizona Department of Insurance and Financial Institutions, subject to its ability to withdraw that approval.

Other Surplus Notes

The surplus note facility listed under “Other Notes” in the table above reflects a financing facility that Prudential Legacy Insurance Company of New Jersey (“PLIC”) has entered into with certain external counterparties and a special-purpose affiliate, pursuant to which PLIC may, at its option, issue and sell to the affiliate up to $4.0 billion in aggregate principal amount of surplus notes, in return for an equal principal amount of credit-linked notes. The credit-linked notes are redeemable for cash upon the occurrence of a liquidity stress event affecting PLIC, and external counterparties have agreed to fund these payments in return for a fee. Upon issuance, PLIC would hold any credit-linked notes as assets to support future statutory surplus needs within PLIC.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. These notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date	Interest Rate Subsequent to Optional Redemption Date	Maturity Date
	($ in millions)
Aug-12	$1,000	5.88%	Institutional	9/15/2022	LIBOR + 4.18%	9/15/2042
Nov-12	$1,500	5.63%	Institutional	6/15/2023	LIBOR + 3.92%	6/15/2043
Mar-13	$500	5.20%	Institutional	3/15/2024	LIBOR + 3.04%	3/15/2044
May-15	$1,000	5.38%	Institutional	5/15/2025	LIBOR + 3.03%	3/15/2045
Sep-17	$750	4.50%	Institutional	9/15/2027	LIBOR + 2.38%	9/15/2047
Aug-18	$565	5.63%	Retail	8/15/2023	5.63%	8/13/2058
Sep-18	$1,000	5.70%	Institutional	9/15/2028	LIBOR + 2.67%	9/15/2048
Aug-20	$500	4.13%	Retail	9/1/2025	4.13%	9/1/2060
Aug-20	$800	3.70%	Institutional	10/1/2030	US Treasury + 3.04%	10/1/2050

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

Limited Recourse Notes

In 2014, the Company entered into financing transactions pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes issued by a designated series of a Delaware master trust. The asset-backed notes mature from 2021 through 2027; however, the maturity date of a portion of the notes may be extended by the Company through 2028, subject to conditions.

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third-party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not repaid earlier, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third-party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third-party financial institution. As of December 31, 2020, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Consolidated Financial Statements as of December 31, 2020.

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments is not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting treatment, interest expense was $2 million, less than $1 million, and $1 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 5 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,575 million, $1,563 million and $1,423 million for the years ended December 31, 2020, 2019 and 2018, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
18.EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans (“Pension Benefits”), which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service (the “traditional formula”), while benefits for other employees are based on an account balance that takes into consideration age, length of service and earnings during their career (the “cash balance formula”). At December 31, 2020, approximately 77% of the Company’s Pension Benefits relate to its domestic qualified pension plan, which initially determined benefits based on the traditional formula. Effective January 1, 2001, active domestic employees covered under this plan were given the option to convert from the traditional formula to the cash balance formula, and all new domestic employees began accruing benefits under the cash balance formula. As of December 31, 2020, approximately 68% and 32% of the benefit obligation under this plan relates to participants under the traditional formula and cash balance formula, respectively. At December 31, 2020, the vast majority of active employees under this plan are accruing benefits under the cash balance formula.

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

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2020 and 2019 is summarized below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(14,637)	$(13,185)	$(1,993)	$(1,876)
Service cost	(321)	(291)	(24)	(22)
Interest cost	(429)	(489)	(64)	(78)
Plan participants’ contributions	0	0	(22)	(21)
Medicare Part D subsidy receipts	0	0	(7)	(7)
Amendments	0	0	0	(27)
Curtailments	16	0	0	0
Actuarial gains (losses), net(1)	(978)	(1,499)	(101)	(124)
Settlements	43	45	0	0
Special termination benefits	(7)	(26)	0	(1)
Benefits paid	878	831	171	165
Acquisition/Divestiture	46	0	0	0
Foreign currency changes and other	(94)	(23)	0	(2)
Benefit obligation at end of period	$(15,483)	$(14,637)	$(2,040)	$(1,993)
Change in plan assets
Plan assets at beginning of period	$13,906	$12,807	$1,557	$1,432
Actual return on plan assets	1,740	1,681	171	264
Employer contributions	200	280	10	5
Plan participants’ contributions	0	0	22	21
Disbursement for settlements	(43)	(45)	0	0
Benefits paid	(878)	(831)	(171)	(165)
Acquisition/Divestiture	(51)	0	0	0
Foreign currency changes and other	23	14	0	0
Plan assets at end of period	$14,897	$13,906	$1,589	$1,557
Funded status at end of period	$(586)	$(731)	$(451)	$(436)
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$2,426	$2,204	$0	$0
Accrued benefit liability	(3,012)	(2,935)	(451)	(436)
Net amount recognized	$(586)	$(731)	$(451)	$(436)
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Prior service cost	$(10)	$(12)	$59	$65
Net actuarial loss	3,972	4,191	354	341
Net amount not recognized	$3,962	$4,179	$413	$406
Accumulated benefit obligation	$(14,690)	$(13,934)	$(2,040)	$(1,993)
__________
(1)For 2020 and 2019, actuarial losses for pension and other postretirement benefits were primarily driven by a decrease in the discount rate.

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($1,360 million and $1,301 million benefit obligation at December 31, 2020 and 2019, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pre-tax basis to participants in the plans. The Company did not make any discretionary payments to the trust in 2020 and 2019. As of December 31, 2020 and 2019, the assets in the trust had a carrying value of $1,044 million and $986 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($77 million and $76 million benefit obligation at December 31, 2020 and 2019, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2020 and 2019, the assets in the trust had a carrying value of $111 million and $106 million, respectively.

Pension benefits for foreign plans comprised 13% and 14% of the ending benefit obligation for both 2020 and 2019, respectively. Foreign pension plans comprised 4% and 5% of the ending fair value of plan assets for both 2020 and 2019, respectively. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2020	2019

	(in millions)
Projected benefit obligation	$3,012	$2,997
Fair value of plan assets	$0	$62

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2020	2019

	(in millions)
Accumulated benefit obligation	$2,834	$2,760
Fair value of plan assets	$0	$7

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

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost	$321	$291	$314	$24	$22	$23
Interest cost	429	489	448	64	78	70
Expected return on plan assets	(804)	(816)	(817)	(100)	(95)	(108)
Amortization of prior service cost	(4)	(4)	(4)	6	4	1
Amortization of actuarial (gain) loss, net	262	217	213	16	24	17
Settlements	9	59	8	0	0	0
Special termination benefits(1)(2)(3)	7	26	1	0	1	0
Net periodic (benefit) cost	$220	$262	$163	$10	$34	$3
__________
(1)For 2020, 2019 and 2018, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.
(2)For 2020, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.
(3)For 2019, certain employees were provided special termination benefits in the qualified and non-qualified plans in the form of retirement eligibility bridging as a result of their participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits		Other Postretirement Benefits
	Prior Service Cost	Net Actuarial (Gain) Loss	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2017	$(22)	$3,611	$10	$344
Amortization for the period	4	(213)	(1)	(17)
Deferrals for the period(1)	3	430	32	82
Impact of foreign currency changes and other	0	1	0	(1)
Balance, December 31, 2018	(15)	3,829	41	408
Amortization for the period	4	(217)	(4)	(24)
Deferrals for the period(2)	0	634	27	(45)
Impact of foreign currency changes and other	(1)	(55)	1	2
Balance, December 31, 2019	(12)	4,191	65	341
Amortization for the period	4	(262)	(6)	(16)
Deferrals for the period(3)	0	42	0	30
Impact of foreign currency changes and other	(2)	1	0	(1)
Balance, December 31, 2020	$(10)	$3,972	$59	$354
 __________
(1)For 2018, deferred losses for pension and other postretirement benefits were driven by unfavorable asset performance partially offset by an increase in discount rate.
(2)For 2019, deferred losses for pension were driven by a decrease in discount rate partially offset by favorable asset performance. Deferred gains for other postretirement benefits were driven by favorable asset performance partially offset by a decrease in discount rate.
(3)For 2020, deferred losses for pension and other postretirement benefits were driven by a decrease in discount rate partially offset by favorable asset performance.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted average assumptions
Discount rate (beginning of period)	3.30%	4.30%	3.65%	3.25%	4.30%	3.60%
Discount rate (end of period)	2.55%	3.30%	4.30%	2.40%	3.25%	4.30%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.00%	6.50%	6.25%	6.75%	7.00%	7.00%
Interest crediting rate (beginning of period)	4.30%	4.30%	4.30%	N/A	N/A	N/A
Interest crediting rate (end of period)	4.25%	4.30%	4.30%	N/A	N/A	N/A
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	6.25%	6.00%	6.20%
Health care cost trend rates (end of period)	N/A	N/A	N/A	6.25%	6.25%	6.00%
For 2020, 2019 and 2018, the ultimate health care cost trend rate after gradual decrease until: 2028, 2024, 2024, (beginning of period)	N/A	N/A	N/A	5.00%	5.00%	5.00%
For 2020, 2019 and 2018, the ultimate health care cost trend rate after gradual decrease until: 2028, 2028, 2024 (end of period)	N/A	N/A	N/A	4.50%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2020 and December 31, 2019 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2020 portfolio is selected from a compilation of approximately 440 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2020 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2019. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, expenses, the effect of active management and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2021. The expected rate of return for 2021 is 5.75% and 6.75% for pension and postretirement, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The pension and postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity and tax efficiency. The pension and postretirement plans do not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration, while interest rate swaps and futures are used to adjust duration.

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2020 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	8%	31%	70%
International Equities	2%	9%	2%	22%
Fixed Maturities	54%	67%	10%	45%
Short-term Investments	0%	12%	0%	31%
Real Estate	2%	16%	0%	0%
Other	4%	27%	0%	0%

To implement the investment strategy, plan assets are invested in funds that primarily invest in securities that correspond to one of the asset categories under the investment guidelines. However, at any point in time, some of the assets in a fund may be of a different nature than the specified asset category.

Assets held with PICA are in either pooled separate accounts or single client separate accounts. Assets held with a bank are either in common/collective trusts or single client trusts. Pooled separate accounts and common/collective trusts hold assets for multiple investors. Each investor owns a “unit of account.” The asset allocation targets above include the underlying asset mix in the Pooled Separate Accounts and Common/Collective Trusts. Single client separate accounts or trusts hold assets for only one investor, the domestic qualified pension plan, and each security in the fund is treated as individually owned.

There were no investments in Prudential Financial Common Stock as of December 31, 2020 and December 31, 2019 for either the pension or postretirement plans.

The authoritative guidance around fair value established a framework for measuring fair value. Fair value is disclosed using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, as described in Note 6.

The following describes the valuation methodologies used for pension and postretirement plans assets measured at fair value.

Insurance Company Pooled Separate Accounts, Common or Collective Trusts, and United Kingdom Insurance Pooled Funds—Insurance company pooled separate accounts are invested via group annuity contracts issued by PICA. Assets are represented by a “unit of account.” The redemption value of those units is based on a per unit value whose value is the result of the accumulated values of underlying investments. The unit of account value is used as a practical expedient to estimate fair value.

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

Registered Investment Companies (Mutual Funds)—Securities are priced at the NAV, which is the closing price published by the registered investment company on the reporting date.

Unrealized Gain (Loss) on Investment of Securities Lending Collateral—This value is the contractual position relative to the investment of securities lending collateral.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Variable Life Insurance Policies—These assets are held in group and individual variable life insurance policies issued by PICA. Group policies are invested in Insurance Company Pooled Separate Accounts. Individual policies are invested in Registered Investment Companies (Mutual Funds). The value of interest in these policies is the cash surrender value (contract value) of the policies based on the underlying investments. The variable life insurance policies are valued at contract value which approximates fair value.

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2020				As of December 31, 2019 (5)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed Maturities:
U.S. government securities (federal):
Mortgage-backed	$0	$1	$0	$1	$0	$1	$0	$1
Other U.S. government securities	0	985	0	985	0	783	0	783
U.S. government securities (state & other)	0	588	0	588	0	562	0	562
Non-U.S. government securities	0	103	0	103	0	93	0	93
Corporate Debt:
Corporate bonds	0	4,290	0	4,290	0	4,281	0	4,281
Asset-backed	0	25	0	25	0	22	0	22
Collateralized Mortgage Obligations	0	614	0	614	0	485	0	485
Collateralized Loan Obligations	0	441	0	441	0	397	0	397
Interest rate swaps (1)	0	0	0	0	0	2	0	2
Registered investment companies	96	0	0	96	7	0	0	7
Other (2)	33	2	35	70	37	(2)	44	79
Unrealized gain (loss) on investment of
securities lending collateral (3)	0	0	0	0	0	0	0	0
Subtotal fixed maturities	129	7,049	35	7,213	44	6,624	44	6,712
Real Estate:
Partnerships	0	0	838	838	0	0	688	688
Other:
Partnerships	0	0	1,234	1,234	0	0	973	973
Hedge funds	0	0	1,327	1,327	0	0	1,312	1,312
Subtotal other	0	0	2,561	2,561	0	0	2,285	2,285
Net assets in the fair value hierarchy	$129	$7,049	$3,434	$10,612	$44	$6,624	$3,017	$9,685

Investments Measured at Net Asset Value,
as a practical expedient (4)
Pooled separate accounts				$2,659				$2,869
Common/collective trusts				1,440				1,185
United Kingdom insurance pooled funds				186				167
Net assets at fair value				$14,897				$13,906
_______________
(1)Interest rate swaps notional amount is $13 million and $2,462 million for the years ended December 31, 2020 and 2019, respectively.
(2)This category primarily consists of cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).
(3)The contractual net value of the investment of securities lending collateral invested primarily in short-term bond funds is $586 million and $135 million and the liability for securities lending collateral is $586 million and $135 million for the years ended December 31, 2020 and 2019, respectively.
(4)The pension plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value.
(5)Prior period amounts have been updated to conform to the current year presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Changes in Fair Value of Level 3 Pension Assets

	Fixed Maturities		Real Estate(1)	Other(1)
	Corporate Bonds	Other	Partnerships	Partnerships	Hedge Fund
	(in millions)
Fair Value, January 1, 2019	$2	$62	$482	$830	$1,463
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	41	68	15
Relating to assets sold during the period	0	0	0	0	0
Purchases, sales and settlements	0	(18)	165	75	(166)
Transfers in and/or out of Level 3 (2)	(2)	0	0	0	0
Fair Value, December 31, 2019	$0	$44	$688	$973	$1,312
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	11	161	116
Relating to assets sold during the period	0	0	0	0	0
Purchases, sales and settlements	0	(9)	139	100	(101)
Transfers in and/or out of Level 3	0	0	0	0	0
Fair Value, December 31, 2020	$0	$35	$838	$1,234	$1,327
 __________
(1)Prior period amounts have been updated to conform to the current year presentation
(2)The transfers from level 3 to level 2 are due to the availability of external pricing sources.

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2020				As of December 31, 2019 (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equities:
U.S. Equities	$0	$14	$0	$14	$0	$14	$0	$14
International Equities	0	9	0	9	0	8	0	8
Subtotal equities	0	23	0	23	0	22	0	22
Fixed Maturities:
U.S. government securities (federal):
Other U.S. government securities	0	9	0	9	0	20	0	20
Non-U.S. government securities	0	1	0	1	0	2	0	2
Corporate Debt:
Corporate bonds	0	7	0	7	0	53	0	53
Asset-backed	0	2	0	2	0	16	0	16
Collateralized Mortgage Obligations	0	3	0	3	0	10	0	10
Collateralized Loan Obligations	0	4	0	4	0	15	0	15
Registered investment companies	19	0	0	19	4	0	0	4
Equities	0	22	0	22	0	20	0	20
Other (1)	0	0	0	0	0	0	1	1
Subtotal fixed maturities	19	48	0	67	4	136	1	141
Short-term Investments:
Registered investment companies	165	0	0	165	163	0	0	163
Net assets in the fair value hierarchy	$184	$71	$0	$255	$167	$158	$1	$326

Investments Measured at Net Asset Value,
as a practical expedient (2)
Common trusts				$279				$273
Net assets at fair value				534				599
Variable Life Insurance Policies at contract value				1,055				958
Total net assets				$1,589				$1,557

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
__________
(1)This category primarily consists of cash and cash equivalents, short-term investments, payables and receivables and open future contract positions (including fixed income collateral).
(2)The postretirement plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value.
(3)Prior period amounts have been updated to conform to the current year presentation.

Changes in Fair Value of Level 3 Postretirement Assets

	Fixed Maturities
	Asset-backed	Collateralized Mortgage Obligations	Other
	(in millions)
Fair Value, January 1, 2019	$1	$1	$3
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	0	(1)	(2)
Transfers in and/or out of Level 3 (1)	(1)	0	0
Fair Value, December 31, 2019	$0	$0	$1
Actual Return on Assets:
Relating to assets still held at the reporting date	0	0	0
Relating to assets sold during the period	0	0	0
Purchases, sales and settlements	0	0	(1)
Transfers in and/or out of Level 3	0	0	0
Fair Value, December 31, 2020	$0	$0	$0
 __________
(1)The transfers from level 3 to level 2 are due to the availability of external pricing sources.

The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits– Medicare Part D Subsidy Receipts
	(in millions)
2021	$802	$148	$7
2022	824	149	7
2023	862	148	6
2024	866	148	6
2025	897	145	6
2026-2030	4,646	669	28
Total	$8,897	$1,407	$60

The Company anticipates that it will make cash contributions in 2021 of approximately $185 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2020 and 2019 was $15 million and $1 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $82 million, $84 million and $89 million for the years ended December 31, 2020, 2019 and 2018, respectively.

19.EQUITY

Preferred Stock

As of December 31, 2020, 2019 and 2018, the Company had 10,000,000 shares of preferred stock authorized but none issued or outstanding.

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

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2017	660.1	237.5	422.6
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	14.9	(14.9)
Stock-based compensation programs(1)	0.0	(3.0)	3.0
Balance, December 31, 2018	660.1	249.4	410.7
Common Stock issued(2)(3)	6.2	(5.5)	11.7
Common Stock acquired	0.0	27.2	(27.2)
Stock-based compensation programs(1)	0.0	(3.6)	3.6
Balance, December 31, 2019	666.3	267.5	398.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.7	(6.7)
Stock-based compensation programs(1)	0.0	(4.3)	4.3
Balance, December 31, 2020	666.3	269.9	396.4
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.
(2)In August 2019, as a result of the note holders’ exercise of the exchange option on $500 million of surplus notes, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. For additional information, see Note 20.
(3)In October 2019, the Company issued approximately 5.5 million shares of restricted Common Stock as part of consideration paid for the Assurance IQ acquisition. For additional information about the acquisition, see Note 1.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

The following table summarizes share repurchases for each of the past three years as well as the share repurchase authorization for 2021, which was approved by the Board of Directors in February 2021:

	January 1, 2021 - December 31, 2021	January 1, 2020 - December 31, 2020(1)	January 1, 2019 - December 31, 2019	January 1, 2018 - December 31, 2018
Total Board authorized share repurchase amount ($ in billions)	$1.5	$2.0	$2.5	$1.5
Total number of shares repurchased under this authorization as of the period end (in millions)	N/A*	6.7	27.2	14.9
__________
* Share repurchase authorization for a future period.
(1)In April 2020, the Company suspended Common Stock repurchases under the 2020 share repurchase authorization and did not resume share repurchases for the remainder of the authorization period.

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

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2017	$(269)	$19,968	$(2,625)	$17,074
Change in OCI before reclassifications	(74)	(7,614)	(547)	(8,235)
Amounts reclassified from AOCI	1	(779)	227	(551)
Income tax benefit (expense)	9	1,735	68	1,812
Cumulative effect of adoption of ASU 2016-01	0	(847)	0	(847)
Cumulative effect of adoption of ASU 2018-02	(231)	2,282	(398)	1,653
Balance, December 31, 2018	(564)	14,745	(3,275)	10,906
Change in OCI before reclassifications	37	18,540	(563)	18,014
Amounts reclassified from AOCI	27	(1,345)	241	(1,077)
Income tax benefit (expense)	(36)	(3,835)	60	(3,811)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, December 31, 2019	(536)	28,112	(3,537)	24,039
Change in OCI before reclassifications	455	8,112	(70)	8,497
Amounts reclassified from AOCI	57	(883)	280	(546)
Income tax benefit (expense)	76	(1,276)	(52)	(1,252)
Balance, December 31, 2020	$52	$34,065	$(3,379)	$30,738
__________
(1)Includes cash flow hedges of $(168) million, $832 million and $811 million as of December 31, 2020, 2019, and 2018, respectively, and fair value hedges of $10 million, $0 million, and $0 million as of December 31, 2020, 2019, and 2018, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2020	2019	2018
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$1	$(27)	$(1)	Realized investment gains (losses), net
Foreign currency translation adjustment	(58)	0	0	Other income (loss)
Total foreign currency translation adjustment	(57)	(27)	(1)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	40	58	1	(3)
Cash flow hedges—Currency	5	6	7	(3)
Cash flow hedges—Currency/Interest rate	110	315	543	(3)
Fair value hedges—Currency	(1)	0	0	(3)
Net unrealized investment gains (losses) on available-for-sale securities	729	966	228	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	883	1,345	779	(4)
Amortization of defined benefit items:
Prior service cost	(2)	0	3	(5)
Actuarial gain (loss)	(278)	(241)	(230)	(5)
Total amortization of defined benefit items	(280)	(241)	(227)
Total reclassifications for the period	$546	$1,077	$551
__________
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 5 for additional information on cash flow and fair value hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)See Note 18 for information on employee benefit plans.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an OTTI loss had been previously recognized, an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI loss had been previously recognized and an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2017	$286	$(2)	$3	$(46)	$(94)	$147
Net investment gains (losses) on investments arising during the period	(19)				8	(11)
Reclassification adjustment for (gains) losses included in net income	(76)				33	(43)
Reclassification adjustment for OTTI losses excluded from net income(1)	(2)				1	(1)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		1			0	1
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			1		0	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				23	(9)	14
Balance, December 31, 2018	189	(1)	4	(23)	(61)	108
Net investment gains (losses) on investments arising during the period	129				(29)	100
Reclassification adjustment for (gains) losses included in net income	(96)				21	(75)
Reclassification adjustment for OTTI losses excluded from net income(1)	21				(5)	16
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		0			0	0
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			1		0	1
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1	0	1
Balance, December 31, 2019	243	(1)	5	(22)	(74)	151
Reclassification to all other due to implementation of ASU 2016-13(2)	(243)	1	(5)	22	74	(151)
Net investment gains (losses) on investments arising during the period	47				(9)	38
Reclassification adjustment for (gains) losses included in net income	25				(5)	20
Increase (Decrease) due to non-credit related losses recognized in AOCI during the period	(97)				19	(78)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		1			0	1
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(1)		0	(1)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				11	(2)	9
Balance, December 31, 2020	$(25)	$1	$(1)	$11	$3	$(11)
__________
(1)Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(2)Represents net unrealized gains (losses) for which an OTTI loss had been previously recognized.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2017	$36,112	$(1,580)	$(1,243)	$(3,631)	$(9,837)	$19,821
Net investment gains (losses) on investments arising during the period	(10,838)				2,893	(7,945)
Reclassification adjustment for (gains) losses included in net income	(703)				303	(400)
Reclassification adjustment for OTTI losses excluded from net income(2)	2				(1)	1
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		842			(263)	579
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			452		(186)	266
Impact of net unrealized investment (gains) losses on policyholders’ dividends				1,924	(874)	1,050
Cumulative effect of adoption of ASU 2016-01	(2,042)			813	212	(1,017)
Cumulative effect of adoption of ASU 2018-02					2,282	2,282
Balance, December 31, 2018	22,531	(738)	(791)	(894)	(5,471)	14,637
Net investment gains (losses) on investments arising during the period	23,826				(5,282)	18,544
Reclassification adjustment for (gains) losses included in net income	(1,249)				277	(972)
Reclassification adjustment for OTTI losses excluded from net income(2)	(21)				5	(16)
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		(846)			190	(656)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(2,123)		475	(1,648)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(2,450)	515	(1,935)
Cumulative effect of adoption of ASU 2017-12	9				(2)	7
Balance, December 31, 2019	45,096	(1,584)	(2,914)	(3,344)	(9,293)	27,961
Reclassification due to implementation of ASU 2016-13(3)	243	(1)	5	(22)	(74)	151
Net investment gains (losses) on investments arising during the period	13,914				(2,656)	11,258
Reclassification adjustment for (gains) losses included in net income	(908)				173	(735)
Reclassification due to allowance for credit losses recorded during the period	97				(19)	78
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables		355			(70)	285
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables			(3,678)		760	(2,918)
Impact of net unrealized investment (gains) losses on policyholders’ dividends				(2,537)	533	(2,004)
Balance, December 31, 2020	$58,442	$(1,230)	$(6,587)	$(5,903)	$(10,646)	$34,076
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.
(2)Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(3)Represents net unrealized gains (losses) for which an OTTI loss had been previously recognized.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Other than the above limitations, the Company’s Retained earnings balance is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, loans from its subsidiaries, repayments of operating loans from its subsidiaries, and cash and other highly liquid assets. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2020, Prudential Financial had highly liquid assets (excluding amounts held in an intercompany liquidity account) of $5,560 million predominantly including cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds.

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

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of PICA and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurers that have less statutory capital than required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The Company expects to report RBC ratios as of December 31, 2020 above the regulatory required minimums that would require corrective action and above our “AA” financial strength target levels for both PICA and Prudential Annuities Life Assurance Corporation (“PALAC”).

The following table summarizes certain statutory financial information for the Company’s two largest U.S. insurance subsidiaries for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	PICA			PALAC
In millions and presented as of or for the year ended	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2020	December 31, 2019	December 31, 2018
Statutory net income (loss)	$1,770	$(169)	$1,324	$(637)	$(2,052)	$(852)
Statutory capital and surplus	$11,597	$11,483	$10,695	$6,262	$4,748	$6,396

U.S. Insurance Subsidiaries - Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

With respect to PICA, a New Jersey domiciled insurance subsidiary which is also the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by PICA may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2020, PICA’s unassigned surplus less applicable adjustments for cumulative unrealized investment gains was $8,266 million. PICA must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, PICA is permitted to pay an ordinary dividend of up to $1,476 million in 2021, without prior approval of the NJDOBI.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey. With respect to PALAC, an Arizona domiciled insurance subsidiary of the Company, Arizona insurance law provides that if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires prior approval of the Arizona Department of Insurance. Under Arizona law, PALAC has no ordinary dividend capacity during 2021. All dividends will be considered extraordinary and will require prior approval from the Arizona Department of Insurance.

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

The Japan Financial Services Agency (“FSA”) utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2020, the Company expects The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2020 and 2019, respectively, or for the years ended December 31, 2020, 2019 and 2018, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
excess of these amounts and other forms of capital distribution require the prior approval of the FSA. Additionally, Prudential of Japan and Gibraltar Life must give prior notification to the FSA of their intent to pay any dividend or distribution.

For the year ended December 31, 2020, Prudential Financial received $3,531 million from its international insurance subsidiaries, which includes $1,627 million of net proceeds from the sale of POK and $470 million of in-kind dividends in the form of extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, the Company’s international insurance operations may return capital to Prudential Financial through, or facilitated by, other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. In 2019, the Company’s Japan insurance operations entered into reinsurance agreements with Gibraltar Re, the Company’s Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. The Company expects these transactions will allow it to more efficiently manage its capital and risk profile. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2021, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

20.EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2020			2019			2018
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(146)			$4,238			$4,088
Less: Income (loss) attributable to noncontrolling interests	228			52			14
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	21			46			48
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(395)	395.8	$(1.00)	$4,140	404.8	$10.23	$4,026	417.6	$9.64
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$21			$46			$48
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	21			45			47
Stock options		0.0			1.1			1.5
Deferred and long-term compensation programs		0.0			1.4			1.2
Exchangeable Surplus Notes	0	0.0		12	3.6		21	5.9
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(395)	395.8	$(1.00)	$4,153	410.9	$10.11	$4,048	426.2	$9.50
__________
(1)For the year ended December 31, 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the year ended December 31, 2020, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2020, 2019 and 2018, as applicable, were based on 4.9 million, 4.6 million and 4.9 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2020		2019		2018
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	3.3	$82.06	1.2	$102.84	0.7	$108.34
Antidilutive stock options due to net loss available to holders of Common Stock	0.4		0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	1.6		0.0		0.0
Total antidilutive stock options and shares	5.5		1.2		0.7

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which were exchangeable at the option of the note holders for shares of Common Stock. In August 2019, as a result of the note holders’ exercise of the exchange option, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. In calculating diluted earnings per share under the if-converted method, for the years ended December 31, 2019 and 2018, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes were outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

21.SHARE-BASED PAYMENTS

Omnibus Incentive Plan

Prudential Financial, Inc.’s Omnibus Incentive Plan provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the performance shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 9,906,113 authorized shares available for grant under the Omnibus Incentive Plan as of December 31, 2020.

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

The weighted average grant date assumptions used in the binomial option valuation model are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2020	2019	2018
Expected volatility	33.99%	34.63%	35.39%
Expected dividend yield	4.59%	4.26%	2.88%
Expected term	5.60 years	5.54 years	5.49 years
Risk-free interest rate	1.42%	2.50%	2.64%

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

The following table summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2020		2019		2018
Omnibus Incentive Plan:	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit
	(in millions)
Employee stock options	$11	$3	$11	$3	$13	$3
Employee restricted stock units	162	38	149	35	139	32
Employee performance shares and performance units	53	12	71	17	3	1
Total	$226	$53	$231	$55	$155	$36
__________
(1) Compensation costs related to retirement eligible participants are recorded on the grant date (typically in the first quarter of every year).

	2020		2019
Assurance IQ Acquisition:	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$14	$4	$4	$1
Employee restricted stock units	2	1	1	0
Employee performance shares	0	0	0	0
Total	$16	$5	$5	$1

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2020, 2019 and 2018 were de minimis.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	4,610,997	$76.26	547,192	$1.38
Granted	610,027	95.87	0	0.00
Exercised	(647,313)	59.82	(142,638)	0.51
Forfeited	0	0.00	(10,288)	5.10
Expired	(9,859)	78.45	0	0.00
Outstanding at December 31, 2020	4,563,852	$81.21	394,266	$1.60
Exercisable at December 31, 2020	3,427,197	$76.25	57,791	$4.02

The weighted average grant date fair value of employee stock options granted under the Omnibus Incentive Plan during the years ended December 31, 2020, 2019 and 2018 was $18.00, $20.02 and $27.11, respectively. For the Acquisition related awards, the weighted average grant date fair value of employee stock options granted during the year ended December 31, 2019 was $86.31. No Acquisition related options were granted in 2020.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $13 million, $21 million, and $28 million, respectively. For the Acquisition related awards, the total intrinsic value of employee stock options exercised during the years ended December 31, 2020 and 2019 were $10 million and $3 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2020 is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	4.47	$32	7.44	$30
Exercisable	3.46	$32	7.39	$4

Restricted Stock Units, Performance Share Awards and Performance Unit Awards

A restricted stock unit is an unfunded, unsecured right to receive a share of Prudential Financial’s Common Stock at the end of a specified period of time, which is subject to forfeiture and transfer restrictions. Generally, the restrictions will lapse on the third anniversary of the date of grant. Performance shares and performance units are awards denominated in Prudential Financial’s Common Stock. The number of units is determined over the performance period and may be adjusted based on the satisfaction of certain performance goals for the Company. Performance share awards are payable in Prudential Financial’s Common Stock. Performance unit awards are payable in cash. Effective October 2019, the Company modified certain provisions of its long term compensation plan to settle the performance units component in Prudential Financial Common Stock. As a result, outstanding performance units were converted to performance shares except for certain employee directed deferrals in the deferred compensation plan which remain as performance units for the full life of the grant. Beginning in 2020, the Company no longer grants performance unit awards.

A summary of the Company’s restricted stock units, performance shares and performance unit awards under the Omnibus Incentive Plan is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2019(2)	4,471,189	$102.25	1,822,886	$90.03
Granted(2)	1,922,202	93.88	671,994	95.42
Forfeited	(197,399)	95.86	(16,118)	65.17
Performance adjustment(3)			49,485	95.43
Released	(1,437,753)	109.73	(622,607)	90.23
Restricted at December 31, 2020(2)	4,758,239	$96.87	1,905,640	$92.07
__________
(1)Performance share and performance unit awards reflect the target units awarded, reduced for forfeitures and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 125% of the target number of units granted, based upon a measure of the reported performance for the Company relative to stated goals. Performance awards granted to senior management in 2018 include a stated goal related to diversity & inclusion that can modify the performance result by +/- 10%.
(2)Effective October 1, 2019, the Company modified existing performance share and performance unit awards to remove features of the grants that prevent having a mutual understanding of the key terms and conditions of the award between the employee and employer until the grants vested. Consequently, the weighted average grant date fair value as of December 31, 2020 is the closing stock price of Prudential Financial’s common stock as of September 30, 2019. The weighted average grant date fair value as of December 31, 2018 is the closing stock price of Prudential Financial’s common stock as of December 31, 2019.
(3)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

A summary of the Company’s restricted stock units and performance share awards related to the Acquisition is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2019	125,788	$87.67	1,982,708	$89.81
Granted	0	0.00	112,949	63.30
Forfeited	(20,222)	87.67	(29,662)	85.30
Performance adjustment(2)	0	0.00	0	0.00
Released	(32,869)	87.67	0	0.00
Restricted at December 31, 2020	72,697	$87.67	2,065,995	$88.43
__________
(1)Performance share awards related to the Assurance IQ acquisition reflect the maximum number of units that have been awarded under the terms of the acquisition. The actual number of units that will be awarded at the end of the performance period will range between 0% and 100% of the number of units granted, based upon a predetermined formula of achieving Variable Profits between $900 million and $1,300 million.
(2)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

The fair market value of restricted stock units, performance shares and performance units released under the Omnibus Incentive Plan for the years ended December 31, 2020, 2019 and 2018 was $191 million, $255 million and $238 million, respectively. The fair market value of restricted stock units for the Acquisition related awards under the Omnibus Incentive Plan for the year ended December 31, 2020 was $2 million. There were no vested restricted stock units or performance shares related to the Acquisition for the year ended December 31, 2019.

The weighted average grant date fair value for restricted stock units granted under the Omnibus Incentive Plan during the years ended December 31, 2020, 2019 and 2018 was $93.88, $93.35 and $106.32, respectively. The weighted average grant date fair value for performance shares and performance units granted under the Omnibus Incentive Plan during the years ended December 31, 2020, 2019 and 2018 was $95.42, $90.68 and $81.55, respectively. The weighted average grant date fair value for restricted stock units granted for the Acquisition during the year ended December 31, 2019 was $87.67. No restricted units were granted in 2020. The weighted average grant date fair value for performance shares granted for the Acquisition during the years ended December 31, 2020 and 2019 were $63.30 and $89.81 respectively .

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options under the Omnibus Incentive Plan as of December 31, 2020 was $3 million with a weighted average recognition period of 1.57 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units under the Omnibus Incentive Plan as of December 31, 2020 was $153 million with a weighted average recognition period of 1.68 years. Unrecognized compensation cost for stock options related to the Acquisition as of December 31, 2020 was $30 million with a weighted average recognition period of 2.16 years. Unrecognized

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
compensation cost for restricted stock units and performance shares related to the Acquisition as of December 31, 2020 was $7 million with a weighted average recognition period of 3.23 years.

Tax Benefits Realized

The Company’s tax benefit realized for exercises of stock options under the Omnibus Incentive Plan during the years ended December 31, 2020, 2019 and 2018 was $3 million, $5 million and $7 million, respectively. The tax benefit realized for exercises of stock options related to the Acquisition during the years ended December 31, 2020 and 2019 were $3 million and $2 million, respectively.

The Company’s tax benefit realized upon vesting of restricted stock units, performance shares and performance units under the Omnibus Incentive Plan for the years ended December 31, 2020, 2019 and 2018 was $44 million, $52 million and $49 million, respectively. The tax benefit realized upon vesting of restricted stock units and performance shares related to the Acquisition during the year ended December 31, 2020 was $1 million. There were no vested restricted stock units or performance shares related to the Acquisition for the year ended December 31, 2019.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December 31, 2020, 2019 and 2018 was $2 million, $32 million and $29 million, respectively.

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

The PGIM segment provides investment management services and solutions related to public fixed income, public equity, real estate debt and equity, private credit and other alternatives, and multi-asset class strategies, to institutional and retail clients globally, as well as the Company’s general account.

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

Assurance IQ division. The Assurance IQ division consists of the Assurance IQ segment, a leading consumer solutions platform that offers a range of solutions to help meet consumers’ financial needs. Assurance IQ leverages data science and technology to primarily distribute third-party products (such as Medicare, health, life, property and casualty, and personal finance products) and a proprietary term life product directly to retail shoppers, primarily through its digital and agent channels. Additionally, Assurance IQ may help customers fulfill financial wellness needs by matching them with other product providers or intermediaries.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The International Businesses develops and distributes individual life insurance, retirement and related products to the mass affluent and affluent markets in Japan and other foreign countries through its Life Planner operations. In addition, similar products are offered through its Gibraltar Life and Other operations to the broad middle income and mass affluent markets across Japan and the Company’s joint ventures in various foreign countries through multiple distribution channels (including banks, independent agencies and Life Consultants).

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

Corporate and Other Operations consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, and tax credit and other tax-enhanced investments financed by business segments; (3) capital debt, including any related interest expense and financing costs, that is used or will be used to meet the capital requirements of the Company; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Realized investment gains (losses), net, and related adjustments

Realized investment gains (losses), net

Adjusted operating income excludes “Realized investment gains (losses), net,” except for certain items described below. Significant activity excluded from adjusted operating income includes impairments and credit-related gains (losses) from sales of securities, the timing of which depends largely on market credit cycles and can vary considerably across periods, and interest rate-related gains (losses) from sales of securities, which are largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax and capital profile. Additionally, adjusted operating income excludes realized investment gains (losses) from products that contain embedded derivatives, and from associated derivative portfolios that are part of an asset/liability management program related to the risk of those products. While the Company has historically reflected the results of its variable annuities hedging programs in adjusted operating income over time, beginning with the second quarter of 2020 these impacts are excluded from adjusted operating income, which the Company believes enhances the understanding of underlying performance trends.

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net gains (losses) from(1)(2):
Terminated hedges of foreign currency earnings	$68	$60	$(14)
Current period yield adjustments	$364	$326	$369
Principal source of earnings	$57	$(37)	$219
 __________
(1)In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to Divested and Run-off Businesses. See “Divested and Run-off Businesses” discussed below.
(2)Prior period amounts have been updated to conform to current period presentation.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains (losses) on certain derivative contracts that were terminated or offset before their final maturity of $41 million, $41 million and $19 million for the years ended 2020, 2019 and 2018, respectively. As of December 31, 2020, there was a $195 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily in the International Businesses. Also included in the amounts shown in the table above are fees related to synthetic GICs of $139 million, $147 million and $146 million for the years ended 2020, 2019 and 2018, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information on synthetic GICs.

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

Adjustments related to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net gains (losses) from(1):
Investments carried at fair value through net income	$163	$490	$(343)
Foreign currency exchange movements	$3	$42	$(270)
Gains (losses), net, on experience-rated contracts (excluding derivatives and commercial mortgage and other loans)(2)	$50	$22	$(153)
Other activities	$(35)	$(32)	$(34)
  __________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Adjusted operating income excludes net investment gains (losses) on assets supporting experience-rated contractholder liabilities, related derivatives, and commercial mortgage and other loans. The activity for derivatives and commercial mortgage and other loans that support these experience-rated products are reported in “Realized investment gains (losses), net” and excluded from adjusted operating income.

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

Charges related to realized investment gains (losses), net

Charges that relate to realized investment gains (losses) are also excluded from adjusted operating income, and include the following:

•The portion of the amortization of DAC, VOBA, unearned revenue reserves and DSI for certain products that is related to net realized investment gains (losses).
•Policyholder dividends and interest credited to policyholders’ account balances that relate to certain life policies that pass back certain realized investment gains (losses) to the policyholder, and reserves for future policy benefits for certain policies that are affected by net realized investment gains (losses).
•Market value adjustments paid or received upon a contractholder’s surrender of certain of the Company’s annuity products as these amounts mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets.
Market experience updates
The Company had historically recognized the immediate impacts from changes in current market conditions on estimates of profitability in current period adjusted operating income. Beginning with the second quarter of 2019 these impacts are excluded from adjusted operating income, which the Company believes enhances the understanding of underlying performance

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
trends. These amounts represent the impact of those changes on DAC and other costs and reserves, primarily related to variable annuity and variable and universal life products.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income before income taxes and equity in earnings of operating joint ventures:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$1,262	$998	$959
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	1,436	1,301	1,049
Group Insurance	(16)	285	229
Total U.S. Workplace Solutions division	1,420	1,586	1,278
U.S. Individual Solutions division:
Individual Annuities(1)	1,470	1,843	1,925
Individual Life	(48)	87	223
Total U.S. Individual Solutions division	1,422	1,930	2,148
Assurance IQ division(2):
Assurance IQ	(88)	(9)	0
Total Assurance IQ division	(88)	(9)	0
Total U.S. Businesses	2,754	3,507	3,426
International Businesses(3)	2,952	3,112	3,019
Corporate and Other	(1,824)	(1,766)	(1,283)
Total segment adjusted operating income before income taxes	5,144	5,851	6,121
Reconciling Items(3):
Realized investment gains (losses), net, and related adjustments(4)	(4,156)	(835)	611
Charges related to realized investment gains (losses), net	(159)	(123)	(315)
Market experience updates(5)	(640)	(449)	0
Divested and Run-off Businesses:
Closed Block division	(24)	36	(62)
Other Divested and Run-off Businesses	(629)	755	(1,434)
Other adjustments(6)	51	(47)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	90	(103)	(87)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(323)	$5,085	$4,834
  __________
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

	As of December 31,
	2020	2019
	(in millions)
Assets by segment:
PGIM	$48,680	$47,655
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	213,726	198,153
Group Insurance	45,601	43,712
Total U.S. Workplace Solutions division	259,327	241,865
U.S. Individual Solutions division:
Individual Annuities	200,718	189,040
Individual Life	110,953	96,072
Total U.S. Individual Solutions division	311,671	285,112
Assurance IQ division(1):
Assurance IQ	2,703	2,639
Total Assurance IQ division	2,703	2,639
Total U.S. Businesses	573,701	529,616
International Businesses(2)	231,128	213,335
Corporate and Other(2)	25,124	44,619
Closed Block division	62,089	61,327
Total assets per Consolidated Statements of Financial Position	$940,722	$896,552
  __________
(1)Assurance IQ was acquired by the Company in October 2019. See Note 1 for additional information.
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
.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$4,153	$304	$2,891	$0	$0	$0	$33	$8
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	12,034	4,707	10,598	8,010	1,470	0	23	26
Group Insurance	5,786	526	5,802	4,664	206	0	3	8
Total U.S. Workplace Solutions division	17,820	5,233	16,400	12,674	1,676	0	26	34
U.S. Individual Solutions division:
Individual Annuities	4,440	898	2,970	337	337	0	59	524
Individual Life	6,398	2,314	6,446	3,170	848	36	769	367
Total U.S. Individual Solutions division	10,838	3,212	9,416	3,507	1,185	36	828	891
Assurance IQ division(1):
Assurance IQ	391	2	479	0	0	0	5	0
Total Assurance IQ division	391	2	479	0	0	0	5	0
Total U.S. Businesses	29,049	8,447	26,295	16,181	2,861	36	859	925
International Businesses(2)	21,576	4,982	18,624	13,714	851	40	8	1,204
Corporate and Other(2)	(629)	541	1,195	30	0	0	670	(49)
Total revenues, and benefits and expenses on an adjusted operating income basis	54,149	14,274	49,005	29,925	3,712	76	1,570	2,088
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,463)	(35)	693	0	693	0	0	0
Charges related to realized investment gains (losses), net	(134)	0	25	0	(58)	0	0	(116)
Market experience updates(3)	(196)	0	444	261	21	0	0	132
Divested and Run-off Businesses:
Closed Block division	4,766	2,240	4,790	2,757	127	1,549	1	26
Other Divested and Run-off Businesses(2)	1,944	931	2,573	2,116	43	0	3	91
Other adjustments(4)	105	0	54	0	0	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(138)	0	(228)	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$57,033	$17,410	$57,356	$35,059	$4,538	$1,625	$1,574	$2,221

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,589	$200	$2,591	$0	$0	$0	$49	$6
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	15,064	4,738	13,763	11,061	1,503	0	46	38
Group Insurance	5,750	624	5,465	4,257	286	0	2	7
Total U.S. Workplace Solutions division	20,814	5,362	19,228	15,318	1,789	0	48	45
U.S. Individual Solutions division:
Individual Annuities	4,995	856	3,152	435	334	0	122	513
Individual Life	6,115	2,247	6,028	2,778	830	38	774	577
Total U.S. Individual Solutions division	11,110	3,103	9,180	3,213	1,164	38	896	1,090
Assurance IQ division(1):
Assurance IQ	101	0	110	0	0	0	0	0
Total Assurance IQ division	101	0	110	0	0	0	0	0
Total U.S. Businesses	32,025	8,465	28,518	18,531	2,953	38	944	1,135
International Businesses(2)	20,936	4,944	17,824	12,925	876	46	25	1,116
Corporate and Other(2)	(677)	579	1,089	36	0	0	521	(46)
Total revenues, and benefits and expenses on an adjusted operating income basis	55,873	14,188	50,022	31,492	3,829	84	1,539	2,211
Reconciling items(2):
Realized investment gains (losses), net, and related adjustments	114	(36)	949	0	949	0	0	0
Charges related to realized investment gains (losses), net	(252)	0	(129)	(136)	(94)	0	0	(181)
Market experience updates(3)	(79)	0	370	191	4	0	0	139
Divested and Run-off Businesses:
Closed Block division	5,642	2,323	5,606	2,907	130	2,187	7	29
Other Divested and Run-off Businesses	3,660	1,110	2,905	2,366	62	3	4	134
Other adjustments(4)	(5)	0	42	0	0	0	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(146)	0	(43)	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$64,807	$17,585	$59,722	$36,820	$4,880	$2,274	$1,550	$2,332

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2018
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,294	$73	$2,335	$0	$0	$0	$40	$8
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	16,825	4,377	15,776	13,215	1,430	0	35	33
Group Insurance	5,685	616	5,456	4,241	282	0	2	5
Total U.S. Workplace Solutions division	22,510	4,993	21,232	17,456	1,712	0	37	38
U.S. Individual Solutions division:
Individual Annuities	4,966	694	3,041	370	335	0	67	511
Individual Life	5,831	2,033	5,608	2,489	766	37	714	368
Total U.S. Individual Solutions division	10,797	2,727	8,649	2,859	1,101	37	781	879
Total U.S. Businesses	33,307	7,720	29,881	20,315	2,813	37	818	917
International Businesses(2)	20,058	4,642	17,039	12,453	867	59	21	1,121
Corporate and Other(2)	(705)	452	578	(12)	0	0	535	(44)
Total revenues, and benefits and expenses on an adjusted operating income basis	55,954	12,887	49,833	32,756	3,680	96	1,414	2,002
Reconciling items(2):
Realized investment gains (losses), net, and related adjustments(5)	(99)	(41)	(710)	0	(710)	0	0	0
Charges related to realized investment gains (losses), net	(273)	0	42	(75)	40	0	0	118
Divested and Run-off Businesses:
Closed Block division	4,678	2,288	4,740	2,972	132	1,236	2	35
Other Divested and Run-off Businesses	2,835	1,042	4,269	3,751	54	4	4	118
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(103)	0	(16)	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$62,992	$16,176	$58,158	$39,404	$3,196	$1,336	$1,420	$2,273
  __________
(1)Assurance IQ was acquired by the Company in October 2019. See Note 1 for additional information.
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
(5)Prior period amounts have been updated to conform to current period presentation.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following associated with the Company’s foreign and domestic operations:

	2020	2019	2018
	(in millions)
Domestic operations	$34,921	$40,868	$40,603
Foreign operations, total	$22,112	$23,939	$22,389
Foreign operations, Japan	$19,864	$19,626	$19,125
Foreign operations, Korea(1)	$364	$1,638	$1,495
 __________
(1)Revenues related to POK until sold in August 2020.

Intersegment Revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

	2020	2019	2018

	(in millions)
PGIM segment intersegment revenues	$866	$777	$731

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to an investment management activities, for the periods indicated:

	2020	2019	2018
	(in millions)
Asset-based management fees	$3,615	$3,489	$3,438
Performance-based incentive fees	193	169	56
Other fees	583	581	606
Total asset management and service fees	$4,391	$4,239	$4,100
23.COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	December 31,
	2020	2019
	(in millions)
Total outstanding mortgage loan commitments	$2,357	$2,129
Portion of commitment where prearrangement to sell to investor exists	$882	$751

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0 million as of December 31, 2020, which is a change of $(2) million for the year ended December 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	December 31,
	2020	2019
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$9,567	$7,372
Expected to be funded from separate accounts	$336	$49

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the year ended December 31, 2020.

Indemnification of Securities Lending and Securities Repurchase Transactions

	December 31,
	2020	2019
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$7,108	$5,071
Fair value of related collateral associated with above indemnifications(2)	$7,254	$5,204
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $34 million and $38 million related to securities repurchase transactions as of December 31, 2020 and 2019, respectively.
(2)Includes $34 million and $37 million related to securities repurchase transactions as of December 31, 2020 and 2019, respectively.

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

Guarantees of Asset Values

	December 31,
	2020	2019
	(in millions)
Guaranteed value of third parties’ assets	$86,264	$80,009
Fair value of collateral supporting these assets	$90,612	$81,604
Asset (liability) associated with guarantee, carried at fair value	$0	$1

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Indemnification of Serviced Mortgage Loans

	December 31,
	2020	2019
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,684	$2,113
First-loss exposure portion of above	$784	$622
Accrued liability associated with guarantees(1)	$41	$19
__________
(1)As of December 31, 2020, the accrued liability associated with guarantees includes an allowance for credit losses of $20 million, which is a change of $1 million for the year ended December 31, 2020.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $21,465 million and $16,878 million of mortgages subject to these loss-sharing arrangements as of December 31, 2020 and 2019, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2020, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 63%. As of December 31, 2019, these mortgages had a weighted-average debt service coverage ratio of 1.88 times and a weighted-average loan-to-value ratio of 61%. The Company had no losses related to indemnifications that were settled for the years ended December 31, 2020, 2019, and 2018.

Other Guarantees

	December 31,
	2020	2019
	(in millions)
Other guarantees where amount can be determined	$52	$55
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above are $9 million and $12 million as of December 31, 2020 and 2019, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
assessments paid through full or partial premium tax offsets. In addition, Japan has established the Japan Policyholders Protection Corporation as a contingency to protect policyholders against the insolvency of life insurance companies in Japan through assessments to companies licensed to provide life insurance.

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2020	2019
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$44	$48
Premium tax offset currently available for paid assessments	3	3
Total	$47	$51
Other liabilities:
Insolvency assessments	$36	$37

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Labor and Employment Matters

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Prudential of Brazil Labor and Employment Matters

Prudential of Brazil (“POB”) sells insurance products to consumers through life planner franchisees (“Life Planners”), who are engaged as independent life insurance brokers and not as employees. When a Life Planner’s contractual relationship with POB is terminated, in many cases the Life Planner commences a labor suit against POB alleging entitlement to employment related benefits. POB is a defendant in numerous such lawsuits in Brazil brought by former Life Planners and has been subject to regulatory actions challenging the validity of POB’s franchise model. POB has continued to receive additional labor suits and regulatory actions involving the operation of its franchise model notwithstanding steps that POB has taken to attempt to mitigate the labor risk by modifying its franchise model. POB continues to modify its franchise model to further mitigate this risk.

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

Escheatment Litigation

Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

In December 2017, Total Asset Recovery Services, LLC, on behalf of the State of New York, filed a Second Amended Complaint in the Supreme Court of the State of New York, County of New York, against, among other 19 defendants, Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Insurance Agency, LLC, alleging that the Company failed to escheat life insurance proceeds in violation of the New York False Claims Act. The second amended complaint seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In May 2018, defendants filed a motion to dismiss the Second Amended Complaint. In April 2019, defendants’ motion to dismiss the Second Amended Complaint was granted and plaintiff subsequently filed a Notice of Appeal with the New York State Supreme Court, First Department. In December 2020, the New York Supreme Court, First Department, reversed and vacated the judgment of the trial court and granted leave to plaintiff to file a third amended complaint.

Securities Litigation

City of Warren v. PFI, et al.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
In November 2019, a putative class action complaint entitled City of Warren Police and Fire Retirement System v. Prudential Financial, Inc., Charles F. Lowrey and Kenneth Y. Tanji, was filed in the United States District Court for the District of New Jersey. The complaint asserts claims for federal securities law violations against PFI, and Charles Lowrey, PFI’s chief executive officer, and Kenneth Tanji, PFI’s chief financial officer, individually, and alleges that: (i) the Company's reserve assumptions failed to account for adversely developing mortality experience in the Individual Life business segment; (ii) the Company's reserves were insufficient to satisfy its future policy benefit liabilities; and (iii) the Company materially understated its liabilities and overstated net income due to flawed assumptions in calculating mortality experience. The putative class includes all purchasers of PFI common stock between February 15, 2019 and August 2, 2019. In March 2020, the court issued an order consolidating this action with Donald P. Crawford v. PFI, et al. under the caption In re Prudential Financial, Inc. Securities Litigation. In June 2020, plaintiffs filed an amended complaint and added Robert M. Falzon, PFI’s vice chairman, as an individual defendant. In August 2020, the Company filed a motion to dismiss the amended complaint. In December 2020, the court issued an order granting defendants’ motion to dismiss the amended complaint with prejudice and plaintiff subsequently filed, in January 2021, a Notice of Appeal to the United States Court of Appeals for the Third Circuit.

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

Donel Davidson v. Charles F. Lowrey, et al.

In September 2020, a shareholder derivative complaint entitled Pekin Police Pension Fund, Derivatively on Behalf of Prudential Financial, Inc. v. Charles F. Lowrey, et al., was filed in the United States District Court for the District of New Jersey (the “Derivative Complaint”) against PFI as a “nominal” defendant, PFI’s chairman and chief executive officer, vice chairman, chief financial officer, certain former officers of PFI, and all of the current outside directors of PFI’s Board. The Derivative Complaint asserts claims for federal securities law violations, breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and alleges that: (i) the Company's reserve assumptions failed to account for adversely developing mortality experience in the Individual Life business segment; (ii) the Company's reserves were insufficient to satisfy its future policy benefit liabilities; (iii) the Company materially understated its liabilities and overstated net income due to flawed assumptions in calculating mortality experience; and (iv) the individual defendants breached their duty of care and loyalty to the Company by allowing the alleged improper activity. In December 2020, the Court issued an order substituting Donel Davidson for Pekin Police Pension Fund as the named plaintiff.
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
Robert Lalor v. Charles F. Lowrey, et al.
In November 2020, a verified shareholder derivative complaint entitled Robert Lalor, derivatively on behalf of Prudential Financial, Inc. v. Charles F. Lowrey, et al., was filed in the United States District Court for the District of New Jersey (the “Derivative Complaint”) against PFI as a “nominal” defendant, PFI’s chairman and chief executive officer, vice chairman, chief financial officer, certain former officers of PFI, and all of the current outside directors of PFI’s Board. The Derivative Complaint asserts claims for federal securities law violations, breach of fiduciary duty, waste of corporate assets, and unjust

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
enrichment, and alleges that: (i) the Company's reserve assumptions failed to account for adversely developing mortality experience in the Individual Life business segment; (ii) the Company's reserves were insufficient to satisfy its future policy benefit liabilities; (iii) the Company materially understated its liabilities and overstated net income due to flawed assumptions in calculating mortality experience; and (iv) the individual defendants had irreconcilable conflicts of interest and breached their duties of candor, loyalty, oversight and supervision.
Shareholder Demands

In January 2020, the Board of Directors received a shareholder demand letter containing allegations: (i) of wrongdoing similar to those alleged in the City of Warren and Crawford complaints; and (ii) that certain of the Company’s current and former directors and executive officers breached their fiduciary duties of loyalty, due care and candor. The demand letter requests that the Board of Directors investigate and commence legal proceedings against the named individuals to recover for the Company’s benefit the damages purportedly sustained by the Company as a result of the alleged breaches. In February 2020, the Board of Directors authorized the creation of a special committee to investigate the allegations set forth in the shareholder demand letter. In April 2020, the Company received additional shareholder demands raising allegations similar to those contained in the January 2020 demand, and may be subject prospectively to additional activity relating to these matters. In January 2021, the special committee completed its investigation, and in February 2021, the Board provided notice rejecting the shareholder demands and dissolved the special committee.

Other Matters

Cho v. PICA, et al.

In November 2019, a putative class action complaint entitled Cho v. The Prudential Insurance Company of America, et. al., was filed in the United States District Court for the District of New Jersey. The Complaint purports to be brought on behalf of participants in the Prudential Employee Savings Plan (the “Plan”) and (i) alleges that Defendants failed to fulfill their fiduciary obligations under the Employee Retirement Income Security Act of 1974, in the administration, management and operation of the Plan, including engaging in prohibited transactions; and (ii) seeks declaratory, injunctive and equitable relief, and unspecified damages including interest, attorneys’ fees and costs. In January 2020, defendants filed a motion to dismiss the complaint. In September 2020, plaintiff filed an amended complaint and added as individual defendants certain PFI officers and current and former members of the Company’s Administrative Committee and Investment Oversight Committee. In December 2020, defendants filed a motion to dismiss the amended complaint.

Doyle C. Stone v. PFI, et al.

In February 2021, a putative class action complaint entitled Doyle C. Stone v. Prudential Financial, Inc., Pruco Life Insurance Company, was filed in the United States District Court for the District of New Jersey. The complaint asserts claims against Prudential Financial, Inc. and Pruco Life Insurance Company for violation of the New Jersey Consumer Fraud Act, breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, misrepresentation and unjust enrichment, based on: (i) the Company’s alleged deficient identification, notification and payment practices for retirement plan participants in transferred group retirement, annuity and insurance plans (“Plan Participants”); and (ii) improper transfer of Plan Participant funds to its own accounts. The putative class includes all Plan Participants from January 2015 to the present.

LIBOR Litigation

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO (“Racketeer Influenced and Corrupt Organizations Act”) statute, and violations of the Sherman Act. In June 2014, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint. In November 2014, the defendants filed a motion to dismiss the amended complaint. In August 2015, the court issued a decision granting in

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
part, and denying in part, defendants' motions to dismiss. The court dismissed certain of the Funds' claims, including those alleging fraud based on offering material statements; New Jersey RICO; and express breach of contract. The court upheld certain of the Funds' claims, including those alleging fraud based on false LIBOR submissions to the British Bankers’ Association; negligent misrepresentation; unjust enrichment; and breach of the implied covenant of good faith and fair dealing. Following the August 2015 decision, granting in part defendants' motions to dismiss, in September 2015, Prudential filed the following LIBOR complaints: (i) in the Southern District of New York, captioned Prudential Investment Portfolios 2 et al. v. Barclays Bank PLC, et al. (the “New York Complaint”), naming as defendants Barclays Bank PLC, Barclays Capital Inc., Barclays PLC, Citibank, N.A., Citigroup Funding Inc., Credit Suisse AG, Credit Suisse Group AG, Credit Suisse (USA) Inc., Deutsche Bank AG, HSBC Bank plc, HSBC Holdings PLC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Royal Bank of Canada, and The Royal Bank of Scotland PLC. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The New York complaint reasserts the causes of action brought in the original LIBOR action; and (ii) in the Western district of North Carolina, captioned Prudential Investment Portfolios 2 et al. v. Bank of America Corporation et al. (the “North Carolina Complaint”), naming as defendants Bank of America Corporation and Bank of America, N.A. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The North Carolina Complaint reasserts the causes of action brought in the original LIBOR action. Both the New York Complaint and the North Carolina Complaint have been transferred for pre-trial purposes to the LIBOR multi-district litigation presided over by Judge Buchwald in the U.S. District Court for the Southern District of New York. In May 2016, the Second Circuit Court of Appeals vacated the district court’s dismissal of the LIBOR plaintiffs’ antitrust claims and remanded to the district court the question of whether plaintiffs possess standing as “efficient enforcers” of applicable antitrust laws. In July 2016, defendants filed a joint motion to dismiss all antitrust claims based on lack of standing and lack of personal jurisdiction. In December 2016, the motion was granted in part and denied in part. In January 2017, the United States Supreme Court denied defendants’ petition for certiorari. In February 2017, the court clarified its December 2016 order, holding that antitrust claims only exist against panel banks, not their affiliates. This clarification resulted in the Funds’ New Jersey antitrust claims being dismissed for lack of personal jurisdiction. The Funds antitrust claims in the New York and North Carolina actions remain pending. In July 2017, the Funds obtained an entry of judgment on the New Jersey antitrust claims dismissed on personal jurisdiction grounds. In July 2017, the Funds filed with the Second Circuit Court an appeal from the dismissal of their New Jersey anti-trust claims. In June 2019, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Citigroup Inc., Citibank, N.A., Citigroup Funding Inc., and Citigroup Global Markets Inc. In December 2019, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against HSBC Holdings PLC, HSBC Bank PLC, HSBC Finance Corp., HSBC Securities (USA) Inc., and HSBC USA Inc. In May 2020, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Barclays Bank PLC, Barclays Capital Inc., and Barclays PLC. In August 2020, the court issued two orders approving stipulations dismissing with prejudice, Prudential’s claims against Deutsche Bank AG. In October 2020, the court issued orders approving stipulations dismissing with prejudice, Prudential’s claims against JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC, f/k/a/ J.P. Morgan Securities Inc., Bank of America Corporation, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Inc., f/k/a Banc of America Securities LLC.

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

24.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 are summarized in the table below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2020
Total revenues	$13,464	$12,115	$15,425	$16,029
Total benefits and expenses	13,802	14,447	13,978	15,129
Net income (loss)	(270)	(2,405)	1,507	1,022
Less: Income attributable to noncontrolling interests	1	4	20	203
Net income (loss) attributable to Prudential Financial, Inc.	$(271)	$(2,409)	$1,487	$819

Basic earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$(0.70)	$(6.12)	$3.72	$2.04
Diluted earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$(0.70)	$(6.12)	$3.70	$2.03

2019
Total revenues	$15,091	$15,388	$15,105	$19,223
Total benefits and expenses	13,951	14,512	13,380	17,879
Net income (loss)	937	738	1,425	1,138
Less: Income attributable to noncontrolling interests	5	30	7	10
Net income (loss) attributable to Prudential Financial, Inc.	$932	$708	$1,418	$1,128

Basic earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$2.25	$1.73	$3.47	$2.78
Diluted earnings per share—Common Stock(1):
Net income (loss) attributable to Prudential Financial, Inc.	$2.22	$1.71	$3.44	$2.76
  __________
(1)Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.
25.SUBSEQUENT EVENTS

Common Stock Dividend Declaration

On February 4, 2021, Prudential Financial’s Board of Directors declared a cash dividend of $1.15 per share of Common Stock, payable on March 11, 2021 to shareholders of record as of February 16, 2021.

Shareholder Distributions

On February 4, 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2020 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 11, 2021, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2020 (the “Proxy Statement”).

ITEM 11.       EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2020, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to Prudential Financial’s Common Stock. For additional information about our equity compensation plans, see Note 21 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	13,734,611	(1)	$74.88	(2)	9,906,113
Equity compensation plans approved by security holders—Director Plan	134,799				0
Equity compensation plans approved by security holders—PSPP(3)	0				8,650,015
Total equity compensation plans approved by security holders	13,869,410				18,556,128
Equity compensation plans not approved by security holders	0				0
Grand Total	13,869,410				18,556,128
__________
(1)Represents 4,958,118 outstanding Options, 4,830,936 outstanding Restricted Units and 3,945,557 outstanding Performance Shares as of December 31, 2020 under our Omnibus Plan, including those granted as part of the Assurance IQ acquisition. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2020. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 0% and 125% (between 0% and 100% for the performance shares related to the Assurance IQ acquisition) of the target number of units granted, based upon a measure of the reported performance of the Company relative to stated goals. Performance awards granted to senior management in 2018 include a stated goal related to diversity & inclusion that can modify the performance result by +/- 10%. The outstanding Performance Units will be settled only in cash and do not reduce the number of shares authorized under the Omnibus Plan, and so they are not reflected in this table.
(2)Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 4.71 years.
(3)The Prudential Financial, Inc. Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock were authorized for issuance, all of which have been registered on Form S-8. Under the plan, employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period.

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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2020
(in millions)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,766	$40,448	$40,448
Obligations of U.S. states and their political subdivisions	10,668	12,811	12,811
Foreign governments	94,110	110,244	110,244
Asset-backed securities	14,489	14,591	14,591
Residential mortgage-backed securities	2,683	2,887	2,887
Commercial mortgage-backed securities	15,036	16,303	16,303
Public utilities	28,067	33,275	33,275
All other corporate bonds	158,212	181,821	181,821
Redeemable preferred stock	439	525	525
Total fixed maturities, available-for-sale	$354,470	$412,905	$412,905
Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$935	$1,205	$935
Residential mortgage-backed securities	266	286	266
All other corporate bonds	738	807	729
Total fixed maturities, held-to-maturity	$1,939	$2,298	$1,930
Equity securities:
Common stocks:
Other common stocks	$3,722	$5,371	$5,371
Mutual funds	2,003	2,456	2,456
Nonredeemable preferred stocks	60	76	76
Perpetual preferred stocks	183	232	232
Total equity securities, at fair value	$5,968	$8,135	$8,135
Fixed maturities, trading	$3,670	$3,914	$3,914
Assets supporting experience-rated contractholder liabilities	24,115		24,115
Commercial mortgage and other loans(2)	65,425		65,425
Policy loans	11,271		11,271
Short-term investments	7,800		7,800
Other invested assets	18,125		18,125
Total investments	$492,783		$553,620
 __________
(1)See Note 3 to the Consolidated Financial Statements for the composition of the Company’s “Assets supporting experience-rated contractholder liabilities, at fair value.”
(2)Includes collateralized commercial mortgage and other loans of $64,775 million and uncollateralized loans of $650 million.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2020 and 2019
(in millions)

	2020	2019
ASSETS
Investment contracts from subsidiaries	$1	$1
Fixed maturities, available for sale, at fair value (amortized cost: 2020- $1,529; 2019- $1,643)	1,648	1,697
Equity securities, at fair value (cost: 2020- $25; 2019- $25)	25	25
Other invested assets	3,876	2,326
Total investments	5,550	4,049
Cash and cash equivalents	1,062	1,162
Due from subsidiaries	2,023	1,670
Loans receivable from subsidiaries	8,027	7,151
Investment in subsidiaries	78,345	76,101
Property, plant and equipment	446	471
Income taxes receivable	467	540
Other assets	116	101
TOTAL ASSETS	$96,036	$91,245
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$3,290	$2,560
Loans payable to subsidiaries	5,526	6,110
Short-term debt	424	1,204
Long-term debt	18,561	17,430
Other liabilities	810	826
Total liabilities	28,611	28,130
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of December 31, 2020 and December 31, 2019)	6	6
Additional paid-in capital	25,584	25,532
Common Stock held in treasury, at cost (269,867,738 and 267,472,781 shares as of December 31, 2020 and 2019, respectively)	(19,652)	(19,453)
Accumulated other comprehensive income (loss)	30,738	24,039
Retained earnings	30,749	32,991
Total equity	67,425	63,115
TOTAL LIABILITIES AND EQUITY	$96,036	$91,245

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
(in millions)

	2020	2019	2018
REVENUES
Net investment income	$97	$203	$168
Realized investment gains (losses), net	(262)	(250)	106
Affiliated interest revenue	345	362	374
Other income (loss)	110	21	(7)
Total revenues	290	336	641
EXPENSES
General and administrative expenses	273	92	126
Interest expense	1,157	1,161	1,087
Total expenses	1,430	1,253	1,213
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,140)	(917)	(572)
Total income tax expense (benefit)	(357)	(223)	(130)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(783)	(694)	(442)
Equity in earnings of subsidiaries	409	4,880	4,516
NET INCOME (LOSS)	$(374)	$4,186	$4,074
Other Comprehensive Income (loss)	6,699	13,126	(6,974)
TOTAL COMPREHENSIVE INCOME (LOSS)	$6,325	$17,312	$(2,900)

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
(in millions)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(374)	$4,186	$4,074
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(409)	(4,880)	(4,516)
Realized investment (gains) losses, net	262	250	(106)
Dividends received from subsidiaries	4,042	2,269	2,975
Property, plant and equipment	(1)	0	(4)
Change in:
Due to/from subsidiaries, net	649	669	(1)
Other, operating	359	(229)	115
Cash flows from (used in) operating activities(1)	4,528	2,265	2,537
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	412	371	234
Short-term investments	18,489	21,700	18,708
Payments for the purchase of:
Equity securities, at fair value	0	0	(25)
Fixed maturities, available for sale	(298)	(660)	(370)
Short-term investments	(20,039)	(20,486)	(19,914)
Capital contributions to subsidiaries	(386)	(593)	(874)
Returns of capital contributions from subsidiaries	813	1,013	1,083
Acquisition of Assurance IQ	0	(1,758)	0
Loans to subsidiaries, net of maturities	(876)	(108)	803
Other, investing	0	0	0
Cash flows from (used in) investing activities	(1,885)	(521)	(355)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,766)	(1,641)	(1,521)
Common Stock acquired	(500)	(2,500)	(1,500)
Common Stock reissued for exercise of stock options	153	133	132
Proceeds from the issuance of debt (maturities longer than 90 days)	2,768	2,465	2,531
Repayments of debt (maturities longer than 90 days)	(2,467)	(1,114)	(1,443)
Repayments of loans from subsidiaries	(1,023)	(7)	(728)
Proceeds from loans payable to subsidiaries	166	818	99
Net change in financing arrangements (maturities of 90 days or less)	0	9	(36)
Other, financing(1)	(74)	(72)	(66)
Cash flows from (used in) financing activities(1)	(2,743)	(1,909)	(2,532)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(100)	(165)	(350)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,162	1,327	1,677
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,062	$1,162	$1,327

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,088	$1,084	$1,014
Cash paid (refunds received) during the period for taxes	$(482)	$(103)	$(231)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(1)	$(596)	$(22)
Non-cash dividends/returns of capital from subsidiaries	$470	$1	$101
Treasury Stock shares issued for stock-based compensation programs	$0	$197	$138

Acquisitions:
Assets Acquired	$0	$2,428	$0
Liabilities assumed	0	216	0
Treasury Stock shares issued	0	454	0
Net cash paid on acquisition	$0	$1,758	$0

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

In October 2019, the Company completed the acquisition of Assurance IQ, Inc. (“Assurance IQ”), a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs, for approximately $1,758 million in cash, net of transaction expenses, and restricted Prudential Financial Common Stock and equity awards with a market value of approximately $454 million as of the closing date. Assurance IQ is reported as a wholly-owned subsidiary of Prudential.

In August 2020, Prudential International Insurance Holding, Ltd. (“PIIH”), a subsidiary of Prudential Financial, successfully completed the sale of the Prudential Life Company of Korea, Ltd. (“POK”) to KB Financial Group Inc., for cash consideration of approximately ₩2.3 trillion, equal to approximately $1.9 billion. The Company recognized an approximate $800 million after-tax loss on the transaction in 2020.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2020 and 2019 consisted primarily of highly liquid debt investments and intercompany enterprise liquidity account funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2020	2019
			($ in millions)
Short-term debt:
Commercial paper(2)			$25	$25
Current portion of long-term debt			399	1,179
Total short-term debt			$424	$1,204
Long-term debt:
Fixed rate senior notes	2023-2051	1.50%-6.75%	$11,007	$9,912
Junior subordinated notes	2042-2060	3.70%-5.88%	7,554	7,518
Total long-term debt			$18,561	$17,430
 __________
(1)Ranges of interest rates are for the year ended December 31, 2020.
(2)The weighted average interest rate on outstanding commercial paper was 0.12% and 1.71% at December 31, 2020 and 2019, respectively.

Long-term Debt

In order to manage exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments is not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was $0.4 million, $0.3 million, and $0.3 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2020:

	Calendar Year
	2022	2023	2024	2025	2026 and thereafter	Total
	(in millions)
Long-term debt	$0	$0	$700	$0	$17,861	$18,561

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following subsidiaries:

	2020	2019	2018
	(in millions)
Prudential Annuities Holding Company	$120	$163	$175
International Insurance and Investments Holding Companies(1)	3,061	1,065	2,270
The Prudential Insurance Company of America	500	600	0
PGIM Holding Company	399	462	578
Prudential Annuities Life Assurance Corporation	760	978	1,025
Other Holding Companies	14	14	10
Total	$4,854	$3,282	$4,058
 __________
(1)2020 includes $1,627 million of net proceeds from the sale of POK that were distributed to PFI.

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2020, there was $354 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on intercompany loans between affiliates. As of December 31, 2020, Prudential Financial had issued guarantees of outstanding loans totaling $3.8 billion between international insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct Prudential Tower home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its ongoing operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2020, Prudential Financial has no accrued liabilities associated with other financial guarantees and indemnity arrangements.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2020
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$304	$0	$8	$2,637
U.S Businesses:
U.S. Workplace Solutions division:
Retirement	141	68,919	0	55,368	6,531	4,735	10,115	17	1,089
Group Insurance	149	5,176	246	7,470	5,171	516	4,870	8	924
Total U.S. Workplace Solutions division	290	74,095	246	62,838	11,702	5,251	14,985	25	2,013
U.S. Individual Solutions division:
Individual Annuities	4,689	21,325	0	12,383	2,399	898	664	481	1,771
Individual Life	6,196	21,062	0	29,099	3,347	2,279	4,261	406	2,259
Total U.S. Individual Solutions division	10,885	42,387	0	41,482	5,746	3,177	4,925	887	4,030
Assurance IQ division:
Assurance IQ	0	0	0	0	0	2	0	0	533
Total Assurance IQ division	0	0	0	0	0	2	0	0	533
Total U.S. Businesses	11,175	116,482	246	104,320	17,448	8,430	19,910	912	6,576
International Businesses	7,668	128,682	94	51,476	16,155	4,973	14,676	1,239	2,809
Corporate and Other	(25)	14,076	1	1,115	1,584	1,463	2,203	36	1,560
Total PFI excluding Closed Block division	18,818	259,240	341	156,911	35,187	15,170	36,789	2,195	13,582
Closed Block division	209	46,762	0	14,295	1,982	2,240	4,433	26	331
Total	$19,027	$306,002	$341	$171,206	$37,169	$17,410	$41,222	$2,221	$13,913

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2019
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$200	$0	$6	$2,520
U.S Businesses:
U.S. Workplace Solutions division:
Retirement	144	67,783	0	49,047	9,490	4,721	13,251	29	1,160
Group Insurance	156	4,865	242	8,587	5,024	623	4,544	7	915
Total U.S. Workplace Solutions division	300	72,648	242	57,634	14,514	5,344	17,795	36	2,075
U.S. Individual Solutions division:
Individual Annuities	4,973	15,151	0	9,529	2,748	854	680	321	1,869
Individual Life	5,836	17,417	0	28,146	3,083	2,268	3,678	699	2,080
Total U.S. Individual Solutions division	10,809	32,568	0	37,675	5,831	3,122	4,358	1,020	3,949
Assurance IQ division:
Assurance IQ	0	0	0	0	0	0	0	0	151
Total Assurance IQ division	0	0	0	0	0	0	0	0	151
Total U.S. Businesses	11,109	105,216	242	95,309	20,345	8,466	22,153	1,056	6,175
International Businesses(1)	7,442	117,298	86	49,599	15,604	4,916	14,122	1,144	2,861
Corporate and Other(1)	1,126	23,071	0	2,351	2,024	1,679	2,476	97	1,507
Total PFI excluding Closed Block division	19,677	245,585	328	147,259	37,973	15,262	38,751	2,303	13,063
Closed Block division	235	47,614	0	11,839	2,207	2,323	5,223	29	353
Total	$19,912	$293,199	$328	$159,098	$40,180	$17,585	$43,974	$2,332	$13,416

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2018
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$73	$0	$8	$2,298
U.S. Businesses:
U.S. Workplace Solutions division:
Retirement	153	64,750	0	47,766	11,582	4,394	14,209	39	1,100
Group Insurance	158	4,691	236	9,089	4,994	604	4,523	5	927
Total U.S. Workplace Solutions division	311	69,441	236	56,855	16,576	4,998	18,732	44	2,027
U.S. Individual Solutions division:
Individual Annuities	4,984	11,057	0	8,886	2,792	683	734	658	1,824
Individual Life	6,103	14,320	0	27,792	2,985	2,040	3,229	353	1,907
Total U.S. Individual Solutions division	11,087	25,377	0	36,678	5,777	2,723	3,963	1,011	3,731
Total U.S. Businesses	11,398	94,818	236	93,533	22,353	7,721	22,695	1,055	5,758
International Businesses(1)	7,234	109,136	84	48,873	15,120	4,616	13,103	1,108	2,543
Corporate and Other(1)	1,162	21,290	0	3,019	2,007	1,478	3,797	67	986
Total PFI excluding Closed Block division	19,794	225,244	320	145,425	39,480	13,888	39,596	2,238	11,585
Closed Block division	264	48,282	0	9,023	2,301	2,288	4,340	35	364
Total	$20,058	$273,526	$320	$154,448	$41,781	$16,176	$43,936	$2,273	$11,949
__________
(1)Effective second quarter of 2020, the carrying amount of assets of POK are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the carrying amount of assets of POT are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
As of and For the Years Ended December 31, 2020, 2019 and 2018
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2020
Life Insurance Face Amount In Force	$4,015,943	$887,028	$180,343	$3,309,258	5.4%
Premiums:
Life Insurance	$26,197	$2,199	$4,336	$28,334	15.3%
Accident and Health Insurance	2,894	88	0	2,806	0.0
Total Premiums	$29,091	$2,287	$4,336	$31,140	13.9%
2019
Life Insurance Face Amount In Force	$4,123,019	$862,460	$188,576	$3,449,135	5.5%
Premiums:
Life Insurance	$30,333	$1,990	$3,022	$31,365	9.6%
Accident and Health Insurance	2,927	90	0	2,837	0.0
Total Premiums	$33,260	$2,080	$3,022	$34,202	8.8%
2018
Life Insurance Face Amount In Force	$3,985,589	$791,354	$197,343	$3,391,578	5.8%
Premiums:
Life Insurance	$32,248	$1,792	$2,574	$33,030	7.8%
Accident and Health Insurance	2,800	51	0	2,749	0.0
Total Premiums	$35,048	$1,843	$2,574	$35,779	7.2%

ITEM 16.    FORM 10-K SUMMARY

None.

GLOSSARY

    Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POB	Prudential of Brazil
Company	Prudential Financial, Inc. and its subsidiaries	POK	The Prudential Life Insurance Company of Korea, Ltd.
Gibraltar Life	Gibraltar Life Insurance Company, Ltd.	POT	Prudential Life Insurance Company of Taiwan Inc.
PALAC	Prudential Annuities Life Assurance Corporation	PRIAC	Prudential Retirement Insurance and Annuity Company
PFI	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential	Prudential Financial, Inc. and its subsidiaries
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Financial	Prudential Financial, Inc.
PHJ	Prudential Holdings of Japan, Inc.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.

Defined Terms

AFS Debt Securities	Fixed maturities, available for sale, at fair value	Holistic Framework	Holistic Framework for Systemic Risk in the Insurance Sector
AIG	American International Group	HTM Debt Securities	Fixed maturities, held-to-maturity, at amortized costs
Allstate	The Allstate Corporation	IB	Dynamic Income Benefit
A.M. Best	A.M. Best Company	ICS	The IAIS’s Risk-based Global Insurance Capital Standard
Board	Prudential Financial's Board of Directors	Moody's	Moody's Investor Service, Inc.
CIO Organization	Chief Investment Officer Organization	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
ComFrame	The common framework for the supervision of Internationally Active Insurance Groups	PBR	Principle-based reserving approach for life insurance products
Council	Financial Stability Oversight Council	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
DAI	The Prudential Fixed Annuity with Daily Advantage Income BenefitSM	PGIM	The global investment management businesses of Prudential Financial, Inc.
Designated Financial Companies	Non-bank financial companies that are subject to stricter standards and supervision	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	S&P	Standard & Poor's Rating Services
Exchange Act	The Securities Exchange Act of 1934	SAB 118	Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act
Fitch	Fitch Ratings Inc.	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
FRB	Board of Governors of the Federal Reserve System	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
GDPR	The European Union’s General Data Protection Regulation	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Accounting principles generally accepted in the United States of America
Hartford Financial	Hartford Financial Services Group, Inc.	Variable Profits	Assurance IQ’s achievement of certain targets for gross revenues net of associated selling expenses
Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial

Acronyms

ABA	Activities-Based Approach	IAIS	International Association of Insurance Supervisors
AG 43	Actuarial Guideline No. 43	IRA	Individual Retirement Account
ALM	Asset Liability Management	IRS	Internal Revenue Service
AOCI	Accumulated Other Comprehensive Income	LIBOR	London Inter-Bank Offered Rate
ASC	Accounting Standards Codification	LPP	Legacy Protection Plus
ASU	Accounting Standards Updates	LPs/LLCs	Limited Partnerships and Limited Liability Companies
AUD	Australian Dollar	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
BEAT	Base Erosion and Anti-Abuse Tax	MEC	Modified Edowment Contract
bps	Basis Points	MVA	Market Value Adjusted Investment Options
CAA	The Consolidated Appropriations Act of 2021	MRB	Market Risk Benefit
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAIC	National Association of Insurance Commissioners
CECL	Current Expected Credit Loss	NAV	Net Asset Value
CFC	Capital and Finance Committee	NFA	National Futures Association
CFTC	Commodity Futures Trading Commission	NJDOBI	New Jersey Department of Banking and Insurance
CLO	Collateralized Loan Obligation	NOLs	Net Operating Losses
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NPR	Non-Performance Risk
DAC	Deferred Policy Acquisition Costs	NY DFS	New York State Department of Financial Services
DOL	U.S. Department of Labor	OCI	Other Comprehensive Income (Loss)
DRD	Dividend Received Deduction	OECD	Organization of Economic Cooperation and Development
DSI	Deferred Sales Inducements	OTC	Over-The-Counter
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OTTI	Other-Than-Temporary Impairments
ERC	Enterprise Risk Committee	PCAOB	Public Company Accounting Oversight Board
ERISA	Employee Retirement Income Security Act	PDI	Prudential Defined Income
ERM	Enterprise Risk Management	PFL	Profits Followed by Losses
ESG	Economic Scenario Generator	PIIA	The Prudential Immediate Income Annuity
E.U.	The European Union	PPACA	The Patient Protection and Affordable Care Act
FANIP	Funding Agreement Notes Issuance Program	PPC	Japan Policyholders Protection Corporation
FASB	Financial Accounting Standards Board	PPI	Prudential Premier® Investment Variable Annuity
FHLBB	Federal Home Loan Bank of Boston	RAF	Risk Appetite Framework
FHLBNY	Federal Home Loan Bank of New York	RBC	Risk-Based Capital
FINRA	Financial Industry Regulatory Authority	RICO	Racketeer Influenced and Corrupt Organizations Act
FIO	Federal Insurance Office	ROP	Return of Purchase Payment
FSA	Financial Services Agency	SEC	Securities and Exchange Commission
FSB	Financial Stability Board	SECURE	Setting Every Community up for Retirement Enhancement Act
GICs	Guaranteed Investment Contracts	SMR	Solvency Margin Ratio framework
GILTI	Global Intangible Low-Taxed Income	SOFR	Secured Overnight Funding Rate
GMAB	Guaranteed Minimum Accumulation Benefits	SVO	Securities Valuation Office
GMDB	Guaranteed Minimum Death Benefits	TBA	To Be Announced
GMIB	Guaranteed Minimum Income Benefits	TDR	Troubled Debt Restructuring
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.K.	The United Kingdom
GMWB	Guaranteed Minimum Withdrawal Benefits	URR	Unearned Revenue Reserve
GSE	Government Sponsored Entities	U.S.	The United States of America
G-SII	Global Systemically Important Insurer	USD	United States Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
IMO	Independent Marketing Organizations	VOBA	Value of Business Acquired
IAIG	Internationally Active Insurance Groups

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

2.4
Amendment No. 2 to the Agreement and Plan of Merger, dated May 11, 2020, among Prudential Financial, Inc., Assurance IQ, LLC and the other parties listed in the Agreement. Incorporated by reference to Exhibit 2.2 to the Registrant’s June 30, 2020 Quarterly Report on Form 10-Q.

2.5
Share Purchase Agreement, dated April 10, 2020, between Prudential International Insurance Holdings, Ltd. and KB Financial Group Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s April 10, 2020 Current Report on Form 8-K.**

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 10, 2020 Current Report on Form 8-K.

4.1	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.2	Description of Common Stock.

4.3	Description of 4.125% Junior Subordinated Notes.

4.4	Description of 5.625% Junior Subordinated Notes.

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

10.7
Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective November 11, 2008). Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.8
First Amendment to the Prudential Financial, Inc. Omnibus Incentive Plan, effective February 9, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2010 Current Report on Form 8-K.*

10.9
Form of Terms and Conditions relating to awards in 2011 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units under the 2011 Mid-Term Incentive Program and of stock options, performance shares and performance units under the 2011 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2011 Current Report on Form 8-K.*

10.10
Revised Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.11
Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.12
Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.13
Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.14
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.15
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.16
Form of Terms and Conditions relating to awards to executive officers in 2018 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.17
Form of Terms and Conditions relating to awards to executive officers in 2019 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2019 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2019 Current Report on Form 8-K.*

10.18
Form of Terms and Conditions relating to awards to executive officers in 2020 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2020 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2020 Current Report on Form 8-K.*

10.19
Form of Terms and Conditions relating to awards to executive officers in 2021 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2021 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 10, 2021 Current Report on Form 8-K.*

10.20
Form of Consent to the addition of the Diversity and Inclusion Goal and the Diversity and Inclusion Performance Modifier to performance shares and performance units awarded to executive officers in 2018. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2018 Quarterly Report on Form 10-Q.*

10.21	Prudential Financial, Inc. 2016 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Registrants December 31, 2017 Annual Report on Form 10-K.*

10.22	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.23
Annual Incentive Payment Criteria for Executive Officers effective for awards in 2021 in respect of 2020. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2021 Current Report on Form 8-K.*

10.24
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.25
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

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

10.30	Fifth Amendment to The Prudential Supplemental Retirement Plan, effective as of January 1, 2018.*

10.31
Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.32
First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.33
Second Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.34
Third Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.35
Fourth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of April 1, 2018. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2018 Quarterly Report on Form 10-Q.*

10.36
Fifth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of February 1, 2020. Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2020 Quarterly Report on Form 10-Q.*

10.37
Sixth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of November 1, 2020. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Quarterly Report on Form 10-Q.*

10.38	Seventh Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2018.*

10.39
The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.40
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

10.44
Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.45
Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2015 Quarterly Report on Form 10-Q.*

10.46	Prudential Financial, Inc. 2016 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.40 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.47
Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.48
PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.49
First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.50
Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.51	The Prudential Severance Plan (amended and restated as of October 10, 2019). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q.*

10.52
Restrictive Covenants Agreement dated February 14, 2020, between Prudential Financial, Inc., and Mark B. Grier. Incorporated by reference to Exhibit 10.48 to the Registrant’s December 31, 2019 Annual Report on Form 10-K.*

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
** Certain confidential information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) would likely cause competitive harm to the Company if it were to be publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2021.

Prudential Financial, Inc.

By:	/S/ Kenneth Y. Tanji
Name:	Kenneth Y. Tanji
Title:	Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2021:

Name	Title
/S/ CHARLES F. LOWREY	Chief Executive Officer, President and Director
Charles F. Lowrey	(Principal Executive Officer)

/S/ KENNETH Y. TANJI	Executive Vice President and Chief Financial Officer
Kenneth Y. Tanji	(Principal Financial Officer)

/S/ ROBERT D. AXEL	Senior Vice President and Controller
Robert D. Axel	(Principal Accounting Officer)

THOMAS J. BALTIMORE, JR.*	Director
Thomas J. Baltimore, Jr.

GILBERT F. CASELLAS*	Director
Gilbert F. Casellas

ROBERT M. FALZON*	Director
Robert M. Falzon

MARTINA HUND-MEJEAN*	Director
Martina Hund-Mejean

KARL J. KRAPEK*	Director
Karl J. Krapek

WENDY E. JONES*	Director
Wendy E. Jones

PETER R. LIGHTE*	Director
Peter R. Lighte

GEORGE PAZ*	Director
George Paz

SANDRA PIANALTO*	Director
Sandra Pianalto

CHRISTINE A. POON*	Director
Christine A. Poon

DOUGLAS A. SCOVANNER*	Director
Douglas A. Scovanner

MICHAEL A. TODMAN*	Director
Michael A. Todman

By:*	/S/ KENNETH Y. TANJI
Attorney-in-fact