Form 10-Q
period 2021-03-31
PRUDENTIAL FINANCIAL INC
filed 2021-05-06
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
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

As of April 30, 2021, 394 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (11) ratings downgrades; (12) market conditions that may adversely affect the sales or persistency of our products; (13) competition; (14) reputational damage; (15) the costs, effects, timing, or success of our plans to execute our strategy; and (16) the integration of Assurance IQ, LLC into our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2021 and December 31, 2020 (in millions, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021-$131; 2020-$133) (amortized cost: 2021-$341,122; 2020-$354,470)(1)	$378,596	$412,905
Fixed maturities, held-to-maturity, at amortized cost (net of allowance for credit losses: 2021-$7; 2020-$9) (fair value: 2021-$2,125; 2020-$2,298)(1)	1,801	1,930
Fixed maturities, trading, at fair value (amortized cost: 2021-$6,602; 2020-$3,670)(1)	6,202	3,914
Assets supporting experience-rated contractholder liabilities, at fair value(1)	24,027	24,115
Equity securities, at fair value (cost: 2021-$5,973; 2020-$5,968)(1)	8,492	8,135
Commercial mortgage and other loans (net of $224 and $235 allowance for credit losses; includes $500 and $1,092 of loans measured at fair value under the fair value option at March 31, 2021 and December 31, 2020, respectively)(1)	64,554	65,425
Policy loans	10,990	11,271
Other invested assets (net of $2 and $2 allowance for credit losses; includes $6,604 and $6,407 of assets measured at fair value at March 31, 2021 and December 31, 2020, respectively)(1)	18,863	18,125
Short-term investments (net of allowance for credit losses: 2021-$2; 2020-$1)	5,304	7,800
Total investments	518,829	553,620
Cash and cash equivalents(1)	16,099	13,701
Accrued investment income(1)	3,063	3,193
Deferred policy acquisition costs	19,273	19,027
Value of business acquired	1,006	1,103
Other assets (net of allowance for credit losses: 2021-$13; 2020-$11)(1)	22,567	22,801
Separate account assets	326,443	327,277
TOTAL ASSETS	$907,280	$940,722
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$290,536	$306,343
Policyholders’ account balances	160,227	161,682
Policyholders’ dividends	7,168	9,524
Securities sold under agreements to repurchase	9,384	10,894
Cash collateral for loaned securities	4,673	3,499
Income taxes	9,336	12,022
Short-term debt	867	925
Long-term debt	19,730	19,718
Other liabilities (net of allowance for credit losses: 2021-$20; 2020-$20 )(1)	19,855	20,323
Notes issued by consolidated variable interest entities(1)	285	305
Separate account liabilities	326,443	327,277
Total liabilities	848,504	872,512
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both March 31, 2021 and December 31, 2020)	6	6
Additional paid-in capital	25,579	25,584
Common Stock held in treasury, at cost (272,030,289 and 269,867,738 shares at March 31, 2021 and December 31, 2020, respectively)	(19,878)	(19,652)
Accumulated other comprehensive income (loss)	19,219	30,738
Retained earnings	33,110	30,749
Total Prudential Financial, Inc. equity	58,036	67,425
Noncontrolling interests	740	785
Total equity	58,776	68,210
TOTAL LIABILITIES AND EQUITY	$907,280	$940,722
__________
(1)See Note 4 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2021 and 2020 (in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUES
Premiums	$7,543	$7,664
Policy charges and fee income	1,490	1,489
Net investment income	4,382	4,202
Asset management and service fees	1,176	1,033
Other income (loss)	282	(2,591)
Realized investment gains (losses), net	2,079	1,667
Total revenues	16,952	13,464
BENEFITS AND EXPENSES
Policyholders’ benefits	8,110	9,006
Interest credited to policyholders’ account balances	768	392
Dividends to policyholders	604	(77)
Amortization of deferred policy acquisition costs	741	957
General and administrative expenses	3,315	3,524
Total benefits and expenses	13,538	13,802
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	3,414	(338)
Total income tax expense (benefit)	636	(58)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,778	(280)
Equity in earnings of operating joint ventures, net of taxes	26	10
NET INCOME (LOSS)	2,804	(270)
Less: Income (loss) attributable to noncontrolling interests	(24)	1
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,828	$(271)
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$7.02	$(0.70)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$6.98	$(0.70)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2021 and 2020 (in millions)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$2,804	$(270)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(681)	(295)
Net unrealized investment gains (losses)	(14,128)	(1,354)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	96	72
Total	(14,713)	(1,577)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(3,176)	(138)
Other comprehensive income (loss), net of taxes	(11,537)	(1,439)
Comprehensive income (loss)	(8,733)	(1,709)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(42)	1
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(8,691)	$(1,710)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2021 and 2020 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$6	$25,584	$30,749	$(19,652)	$30,738	$67,425	$785	$68,210
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(6)	(6)
Stock-based compensation programs		(5)		149		144		144
Dividends declared on Common Stock			(467)			(467)		(467)
Comprehensive income:
Net income (loss)			2,828			2,828	(24)	2,804
Other comprehensive income (loss), net of tax					(11,519)	(11,519)	(18)	(11,537)
Total comprehensive income (loss)						(8,691)	(42)	(8,733)
Balance, March 31, 2021	$6	$25,579	$33,110	$(19,878)	$19,219	$58,036	$740	$58,776

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$6	$25,532	$32,991	$(19,453)	$24,039	$63,115	$604	$63,719
Cumulative effect of adoption of accounting changes(1)			(99)			(99)		(99)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							31	31
Distributions to noncontrolling interests							(11)	(11)
Stock-based compensation programs		(26)		112		86		86
Dividends declared on Common Stock			(445)			(445)		(445)
Comprehensive income:
Net income (loss)			(271)			(271)	1	(270)
Other comprehensive income (loss), net of tax					(1,439)	(1,439)	0	(1,439)
Total comprehensive income (loss)						(1,710)	1	(1,709)
Balance, March 31, 2020	$6	$25,506	$32,176	$(19,841)	$22,600	$60,447	$625	$61,072
__________
(1)Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (in millions)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,804	$(270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,079)	(1,667)
Policy charges and fee income	(589)	(701)
Interest credited to policyholders’ account balances	768	392
Depreciation and amortization	30	329
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	261	838
Change in:
Deferred policy acquisition costs	48	217
Future policy benefits and other insurance liabilities	1,662	2,825
Income taxes	582	(115)
Derivatives, net	(5,222)	15,388
Other, net	(1,562)	(2,470)
Cash flows from (used in) operating activities	(3,297)	14,766
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	21,470	9,997
Fixed maturities, held-to-maturity	11	40
Fixed maturities, trading	2,092	121
Assets supporting experience-rated contractholder liabilities	4,859	7,219
Equity securities	938	523
Commercial mortgage and other loans	1,834	1,593
Policy loans	637	572
Other invested assets	684	533
Short-term investments	9,504	8,713
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(13,166)	(13,379)
Fixed maturities, trading	(5,220)	(103)
Assets supporting experience-rated contractholder liabilities	(5,104)	(7,908)
Equity securities	(867)	(616)
Commercial mortgage and other loans	(1,717)	(1,632)
Policy loans	(403)	(505)
Other invested assets	(731)	(905)
Short-term investments	(7,040)	(11,131)
Derivatives, net	(1,235)	1,106
Other, net	(70)	(18)
Cash flows from (used in) investing activities	6,476	(5,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	7,836	14,444
Policyholders’ account withdrawals	(7,782)	(9,354)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(337)	59
Cash dividends paid on Common Stock	(471)	(448)
Net change in financing arrangements (maturities 90 days or less)	61	630
Common Stock acquired	(359)	(485)
Common Stock reissued for exercise of stock options	59	45
Proceeds from the issuance of debt (maturities longer than 90 days)	64	1,550
Repayments of debt (maturities longer than 90 days)	(117)	(1)
Repayments of notes issued by consolidated VIEs	0	(16)
Other, net	376	(65)
Cash flows from (used in) financing activities	(670)	6,359
Effect of foreign exchange rate changes on cash balances	(213)	(22)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	2,296	15,323
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	13,855	16,474
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$16,151	$31,797
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$127	$140
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$16,099	$31,646
Restricted cash and restricted cash equivalents (included in “Other assets”)	52	151
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$16,151	$31,797

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

The Company’s principal operations consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement, Group Insurance, Individual Annuities, Individual Life and Assurance IQ businesses), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company’s results of operations, financial condition and cash flows. Due to the

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company’s financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Business Dispositions

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

Prior to the sale, in the second quarter of 2020, the Company transferred the results of POK and the anticipated impact of its sale from the International Businesses segment to Divested and Run-off Businesses within Corporate & Other operations. Prior period amounts were restated at that time, which impacted both segment reporting and adjusted operating income, but did not impact results reported under GAAP. The first quarter 2020 results contained herein reflect this restatement.

Prudential Life Insurance Company of Taiwan Inc.

In August 2020, PIIH entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Taishin Financial Holding Co, Ltd. (the “Buyer”), pursuant to which PIIH has agreed to sell to the Buyer all of the issued and outstanding capital stock of Prudential Life Insurance Company of Taiwan Inc. (“POT”), the Company’s insurance business in Taiwan, for cash consideration of approximately NT5.5 billion, equal to approximately $195 million at then current exchange rates, to be paid at closing, and contingent consideration with a fair value of approximately $30 million as of March 31, 2021. The fair value of the contingent consideration is tied to the level of yields for the 10-year Taiwanese Government bond two years after the signing of the transaction and can result in a maximum payout of $100 million if yields increase by 40 basis points. The Share Purchase Agreement contains customary warranties and covenants of PIIH and the Buyer. If regulatory approvals are obtained and customary closing conditions are met, the Company expects the transaction to close in 2021.

Effective in the third quarter of 2020, the Company began reporting its investment in POT as “held for sale” and the results of POT and the impact of its anticipated sale were transferred from the International Businesses segment to Divested and Run-off Businesses within Corporate and Other. All prior period amounts were restated at that time. As of March 31, 2021, the Company has cumulatively recognized an estimated $390 million after-tax charge to earnings to adjust the carrying value of POT to the fair market value reflected in the purchase price. The ultimate after-tax loss will be based on balances at the closing date and could vary materially from the charge recorded to date.

Pramerica SGR (PGIM Italy Joint Venture)

In March 2021, the Company sold its 35% ownership stake in Pramerica SGR, PGIM’s asset management joint venture in Italy, to its partner UBI Banca, which was acquired in 2020 by Intesa Sanpaolo Group. The after-tax gain on the sale of Pramerica SGR was approximately $330 million, which was recognized in adjusted operating income in the first quarter of 2021.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
and/or those that have been issued but not yet adopted as of March 31, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of March 31, 2021 — ASU 2018-12

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon transition, the Company also expects an impact to the pattern of earnings emergence following the transition date.

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products
Requires an entity to review and, if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Consolidated Statements of Operations.

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

Market Risk Benefits (“MRB”)
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Consolidated Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk (“NPR”), which is recognized in OCI.

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

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of March 31, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,400	$4,490	$262	$0	$27,628
Obligations of U.S. states and their political subdivisions	10,491	1,625	27	0	12,089
Foreign government bonds	89,084	13,738	338	0	102,484
U.S. public corporate securities	95,495	11,384	891	13	105,975
U.S. private corporate securities(1)	36,904	2,776	286	46	39,348
Foreign public corporate securities	25,892	2,713	140	25	28,440
Foreign private corporate securities	28,772	2,074	329	38	30,479
Asset-backed securities(2)	13,470	179	14	0	13,635
Commercial mortgage-backed securities	14,673	803	42	9	15,425
Residential mortgage-backed securities(3)	2,941	168	16	0	3,093
Total fixed maturities, available-for-sale(1)	$341,122	$39,950	$2,345	$131	$378,596

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$872	$239	$0	$1,111	$0	$872
Foreign public corporate securities	612	60	0	672	7	605
Foreign private corporate securities	82	1	0	83	0	82
Residential mortgage-backed securities(3)	242	17	0	259	0	242
Total fixed maturities, held-to-maturity(4)	$1,808	$317	$0	$2,125	$7	$1,801
__________
(1)Excludes notes with amortized cost of $5,766 million (fair value, $5,774 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, credit cards and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Excludes notes with amortized cost of $4,748 million (fair value, $5,186 million), which have been offset with the associated debt under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,972	$262	$1	$0	$3,973	$262
Obligations of U.S. states and their political subdivisions	541	27	0	0	541	27
Foreign government bonds	7,459	208	1,560	130	9,019	338
U.S. public corporate securities	14,295	805	996	81	15,291	886
U.S. private corporate securities	4,970	217	913	68	5,883	285
Foreign public corporate securities	2,967	93	822	40	3,789	133
Foreign private corporate securities	3,676	118	1,965	210	5,641	328
Asset-backed securities	1,536	8	1,451	6	2,987	14
Commercial mortgage-backed securities	1,048	34	139	8	1,187	42
Residential mortgage-backed securities	607	16	12	0	619	16
Total fixed maturities, available-for-sale	$41,071	$1,788	$7,859	$543	$48,930	$2,331

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$750	$17	$0	$0	$750	$17
Obligations of U.S. states and their political subdivisions	73	1	0	0	73	1
Foreign government bonds	6,536	231	39	8	6,575	239
U.S. public corporate securities	3,905	87	1,197	106	5,102	193
U.S. private corporate securities	1,712	52	843	82	2,555	134
Foreign public corporate securities	1,412	30	376	23	1,788	53
Foreign private corporate securities	798	34	2,371	192	3,169	226
Asset-backed securities	4,132	25	4,685	49	8,817	74
Commercial mortgage-backed securities	284	8	93	3	377	11
Residential mortgage-backed securities	116	1	1	0	117	1
Total fixed maturities, available-for-sale	$19,718	$486	$9,605	$463	$29,323	$949

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of March 31, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $1,997 million and $636 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $334 million and $313 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2021, the $543 million of gross unrealized losses of twelve months or more were concentrated in corporate securities within the energy, finance and consumer non-cyclical sectors. As of December 31, 2020, the $463 million of gross unrealized losses of twelve months or more were concentrated in corporate securities within the energy, utility and finance sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$16,008	$16,547	$112	$112
Due after one year through five years	52,751	56,779	496	564
Due after five years through ten years	64,596	71,466	105	108
Due after ten years(1)	176,683	201,651	846	1,082
Asset-backed securities	13,470	13,635	0	0
Commercial mortgage-backed securities	14,673	15,425	0	0
Residential mortgage-backed securities	2,941	3,093	242	259
Total	$341,122	$378,596	$1,801	$2,125
__________
(1)Excludes available-for-sale notes with amortized cost of $5,766 million (fair value, $5,774 million) and held-to-maturity notes with amortized cost of $4,748 million (fair value, $5,186 million), which have been offset with the associated debt under a netting agreement.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$14,690	$5,153
Proceeds from maturities/prepayments	6,894	4,883
Gross investment gains from sales and maturities	1,603	468
Gross investment losses from sales and maturities	(389)	(61)
Write-downs recognized in earnings(2)	0	(91)
(Addition to) release of allowance for credit losses	2	(158)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$12	$41
(Addition to) release of allowance for credit losses	2	0
__________
(1)Includes $114 million and $39 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2021 and 2020, respectively.
(2)Amounts represent write-downs on credit adverse securities, write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(3)Includes less than $1 million of non-cash related proceeds due to the timing of trade settlements for both the three months ended March 31, 2021 and 2020.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	0	31	0	0	0	31
Reductions for securities sold during the period	0	0	(26)	0	0	0	(26)
Additions (reductions) on securities with previous allowance	0	0	(6)	0	(1)	0	(7)
Balance, end of period	$0	$0	$122	$0	$9	$0	$131

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	38	119	0	1	0	158
Balance, end of period	$0	$38	$119	$0	$1	$0	$158

	Three Months Ended March 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current period provision for expected losses	0	0	(2)	0	0	0	(2)
Balance, end of period	$0	$0	$7	$0	$0	$0	$7

	Three Months Ended March 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

For the three months ended March 31, 2021, the decrease in the allowance for credit losses on available-for-sale securities was primarily related to public corporate securities within the energy sector, partially offset by an addition to the allowance for private corporate securities within the energy, utility and consumer cyclical sectors. For the three months ended March 31, 2020, the increase in the allowance for credit losses was primarily related to adverse projected cash flows on public and private corporate securities within the energy, utility and communications sectors.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The Company did not have any fixed maturity securities purchased with credit deterioration, as of March 31, 2021 or December 31, 2020.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$429	$429	$658	$658
Fixed maturities:
Corporate securities	14,470	15,130	14,442	15,472
Commercial mortgage-backed securities	1,699	1,773	1,743	1,839
Residential mortgage-backed securities(1)	873	915	964	1,018
Asset-backed securities(2)	2,039	2,066	1,665	1,697
Foreign government bonds	994	996	934	945
U.S. government authorities and agencies and obligations of U.S. states	363	422	371	443
Total fixed maturities(3)	20,438	21,302	20,119	21,414
Equity securities	1,942	2,296	1,661	2,043
Total assets supporting experience-rated contractholder liabilities(4)	$22,809	$24,027	$22,438	$24,115
__________
(1)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value were $1,530 million and $1,102 million as of March 31, 2021 and December 31, 2020, respectively, all of which were rated AAA.
(3)As a percentage of amortized cost, 94% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of both March 31, 2021 and December 31, 2020.
(4)As a percentage of amortized cost, 79% of the portfolio consisted of public securities as of both March 31, 2021 and December 31, 2020.
The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $(459) million and $(842) million during the three months ended March 31, 2021 and 2020, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $352 million and $(1,481) million during the three months ended March 31, 2021 and 2020, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$75,142	$85,813	$80,273	$92,764
Fixed maturities, held-to-maturity	850	1,082	912	1,173
Fixed maturities, trading	23	23	25	25
Assets supporting experience-rated contractholder liabilities	830	829	849	855
Total	$76,845	$87,747	$82,059	$94,817

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,555	19.6%	$12,750	19.7%
Retail	7,233	11.3	7,326	11.3
Apartments/Multi-Family	17,642	27.6	18,330	28.3
Industrial	15,228	23.8	14,954	23.1
Hospitality	2,365	3.7	2,395	3.7
Other	4,877	7.6	4,981	7.7
Total commercial mortgage loans	59,900	93.6	60,736	93.8
Agricultural property loans	4,094	6.4	4,048	6.2
Total commercial mortgage and agricultural property loans	63,994	100.0%	64,784	100.0%
Allowance for credit losses	(217)		(227)
Total net commercial mortgage and agricultural property loans	63,777		64,557
Other loans:
Uncollateralized loans	583		655
Residential property loans	86		101
Other collateralized loans	115		120
Total other loans	784		876
Allowance for credit losses	(7)		(8)
Total net other loans	777		868
Total net commercial mortgage and other loans(1)	$64,554		$65,425
__________
(1)Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of March 31, 2021 and December 31, 2020, the net carrying value of these loans was $500 million and $1,092 million, respectively.

As of March 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (8%) and New York (7%)) and included loans secured by properties in Europe (8%), Australia (2%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$218	$9	$0	$3	$5	$235
Addition to (release of) allowance for expected losses	(9)	(1)	0	0	0	(10)
Other	0	0	0	(1)	0	(1)
Allowance, end of period	$209	$8	$0	$2	$5	$224

	Three Months Ended March 31, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$114	$3	$0	$0	$4	$121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	1	0	0	0	0	1
Other	0	0	0	3	0	3
Allowance, end of period	$225	$8	$0	$3	$4	$240

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

As of March 31, 2021, the decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. As of March 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$446	$504	$2,614	$3,248	$3,714	$17,917	$28,443
60%-69.99%	644	2,177	4,885	4,189	2,480	6,459	20,834
70%-79.99%	697	2,219	2,534	1,509	911	2,156	10,026
80% or greater	6	0	3	61	69	458	597
Total	$1,793	$4,900	$10,036	$9,007	$7,174	$26,990	$59,900
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$1,682	$4,780	$9,246	$8,539	$6,911	$24,234	$55,392
1.0 - 1.2x	111	113	666	380	261	2,054	3,585
Less than 1.0x	0	7	124	88	2	702	923
Total	$1,793	$4,900	$10,036	$9,007	$7,174	$26,990	$59,900
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$394	$951	$490	$345	$392	$1,414	$3,986
60%-69.99%	5	10	51	39	3	0	108
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$399	$961	$541	$384	$395	$1,414	$4,094
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$397	$939	$540	$376	$336	$1,301	$3,889
1.0 - 1.2x	2	22	0	2	59	44	129
Less than 1.0x	0	0	1	6	0	69	76
Total	$399	$961	$541	$384	$395	$1,414	$4,094

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For additional information about the Company’s commercial mortgage and other loans credit quality monitoring process, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$59,898	$2	$0	$0	$2	$59,900	$5
Agricultural property loans	4,073	7	0	14	21	4,094	14
Residential property loans	84	1	0	1	2	86	1
Other collateralized loans	115	0	0	0	0	115	0
Uncollateralized loans	583	0	0	0	0	583	0
Total	$64,753	$10	$0	$15	$25	$64,778	$20

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)As of March 31, 2021, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Less than $1 million of interest income was recognized on loans on non-accrual status for both the three months ended March 31, 2021 and 2020. Loans on non-accrual status that did not have a related allowance for credit losses were $15 million as of both March 31, 2021 and December 31, 2020.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2021 and December 31, 2020.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
LPs/LLCs:
Equity method:
Private equity(1)	$4,735	$4,311
Hedge funds	2,732	2,451
Real estate-related(1)	2,008	1,985
Subtotal equity method	9,475	8,747
Fair value:
Private equity	1,861	1,786
Hedge funds	2,199	2,036
Real estate-related	319	314
Subtotal fair value	4,379	4,136
Total LPs/LLCs	13,854	12,883
Real estate held through direct ownership(2)	1,877	2,027
Derivative instruments	1,869	1,915
Other(3)	1,263	1,300
Total other invested assets	$18,863	$18,125
_________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of March 31, 2021 and December 31, 2020, real estate held through direct ownership had mortgage debt of $354 million and $409 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(3)Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
Fixed maturities	$2,558	$2,676
Equity securities	8	7
Commercial mortgage and other loans	196	205
Policy loans	277	274
Other invested assets	21	27
Short-term investments and cash equivalents	3	4
Total accrued investment income	$3,063	$3,193

There were no significant write-downs on accrued investment income for both the three months ended March 31, 2021 and 2020, respectively.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Fixed maturities, available-for-sale(1)	$2,999	$3,112
Fixed maturities, held-to-maturity(1)	58	59
Fixed maturities, trading	24	34
Assets supporting experience-rated contractholder liabilities	159	184
Equity securities	23	28
Commercial mortgage and other loans	617	640
Policy loans	145	153
Other invested assets	516	131
Short-term investments and cash equivalents	10	87
Gross investment income	4,551	4,428
Less: investment expenses	(169)	(226)
Net investment income	$4,382	$4,202
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Fixed maturities(1)	$1,216	$158
Commercial mortgage and other loans	30	22
Investment real estate	52	(1)
LPs/LLCs	0	(3)
Derivatives	775	1,492
Other	6	(1)
Realized investment gains (losses), net	$2,079	$1,667
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$(5)	$(25)
Fixed maturity securities, available-for-sale without an allowance	37,610	58,593
Derivatives designated as cash flow hedges(1)	(159)	(168)
Derivatives designated as fair value hedges(1)	12	10
Other investments(2)	(9)	7
Net unrealized gains (losses) on investments	$37,449	$58,417
__________
(1)For additional information on cash flow and fair value hedges, see Note 5.
(2)As of March 31, 2021, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,451	$485	$8,936	$9,548	$546	$10,094
Commercial mortgage-backed securities	131	0	131	463	0	463
Residential mortgage-backed securities	317	0	317	337	0	337
Total securities sold under agreements to repurchase(1)	$8,899	$485	$9,384	$10,348	$546	$10,894
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$87	$0	$87	$108	$0	$108
Foreign government bonds	240	0	240	426	0	426
U.S. public corporate securities	3,294	0	3,294	2,360	0	2,360
Foreign public corporate securities	801	0	801	567	0	567
Equity securities	251	0	251	38	0	38
Total cash collateral for loaned securities(1)	$4,673	$0	$4,673	$3,499	$0	$3,499
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.
4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Fixed maturities, available-for-sale	$102	$110	$275	$296
Fixed maturities, held-to-maturity	81	87	824	882
Fixed maturities, trading	154	160	0	0
Equity securities	57	42	0	0
Commercial mortgage and other loans	911	975	0	0
Other invested assets	2,533	2,221	133	127
Cash and cash equivalents	99	101	0	0
Accrued investment income	1	2	3	4
Other assets	511	594	873	768
Total assets of consolidated VIEs	$4,449	$4,292	$2,108	$2,077
Other liabilities	$516	$256	$0	$2
Notes issued by consolidated VIEs(2)	285	305	0	0
Total liabilities of consolidated VIEs	$801	$561	$0	$2
 __________
(1)Total assets of consolidated VIEs reflect $2,495 million and $2,538 million as of March 31, 2021 and December 31, 2020, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2021, the maturity of this obligation was within 4 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $948 million and $935 million at March 31, 2021 and December 31, 2020, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $13,854 million and $12,883 million as of March 31, 2021 and December 31, 2020, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
•Credit contracts: single and index reference credit default swaps

Other types of financial contracts that the Company accounts for as derivatives are:
•To-be-announced (“TBA”) forward contracts, loan commitments, embedded derivatives and synthetic guaranteed investment contracts (“GICs”).

For detailed information on these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $1,847 million and $1,906 million as of March 31, 2021 and December 31, 2020, respectively, and total derivative liabilities of $1,575 million and $792 million as of March 31, 2021 and December 31, 2020, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,015	$601	$(69)	$3,065	$978	$(90)
Interest Rate Forwards	298	0	(37)	249	0	(8)
Foreign Currency
Foreign Currency Forwards	2,666	79	(133)	2,577	68	(116)
Currency/Interest Rate
Foreign Currency Swaps	22,831	821	(875)	22,642	878	(1,037)
Total Derivatives Designated as Hedge Accounting Instruments	$28,810	$1,501	$(1,114)	$28,533	$1,924	$(1,251)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$210,809	$9,956	$(16,035)	$178,803	$17,174	$(13,172)
Interest Rate Futures	17,570	14	(65)	15,778	99	(5)
Interest Rate Options	15,318	417	(226)	14,593	914	(233)
Interest Rate Forwards	2,974	36	(24)	2,910	25	0
Foreign Currency
Foreign Currency Forwards	33,199	989	(1,110)	35,478	764	(647)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	13,567	626	(418)	13,661	537	(601)
Credit
Credit Default Swaps	2,305	50	0	3,360	63	(28)
Equity
Equity Futures	5,195	24	(3)	5,668	10	(25)
Equity Options	42,374	664	(921)	36,250	1,731	(1,028)
Total Return Swaps	19,731	102	(440)	22,489	32	(1,277)
Other
Other(1)	1,259	0	0	1,262	0	0
Synthetic GICs	85,273	0	0	86,264	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$449,574	$12,878	$(19,242)	$416,516	$21,349	$(17,016)
Total Derivatives(2)(3)	$478,384	$14,379	$(20,356)	$445,049	$23,273	$(18,267)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $12,907 million and $20,119 million as of March 31, 2021 and December 31, 2020, respectively, primarily included in “Future policy benefits.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of March 31, 2021, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	March 31, 2021		December 31, 2020
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$367	$60	$402	$79
Commercial mortgage and other loans	$20	$1	$20	$2
Policyholders’ account balances	$(1,434)	$(96)	$(1,627)	$(303)
Future policy benefits	$(1,415)	$(202)	$(1,585)	$(372)
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

	March 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$14,236	$(12,532)	$1,704	$(865)	$839
Securities purchased under agreement to resell	442	0	442	(442)	0
Total assets	$14,678	$(12,532)	$2,146	$(1,307)	$839
Offsetting of Financial Liabilities:
Derivatives(1)	$20,356	$(18,781)	$1,575	$(983)	$592
Securities sold under agreement to repurchase	9,384	0	9,384	(9,253)	131
Total liabilities	$29,740	$(18,781)	$10,959	$(10,236)	$723

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives(1)	$23,144	$(21,367)	$1,777	$(806)	$971
Securities purchased under agreement to resell	252	0	252	(252)	0
Total assets	$23,396	$(21,367)	$2,029	$(1,058)	$971
Offsetting of Financial Liabilities:
Derivatives(1)	$18,265	$(17,475)	$790	$(790)	$0
Securities sold under agreement to repurchase	10,894	0	10,894	(10,432)	462
Total liabilities	$29,159	$(17,475)	$11,684	$(11,222)	$462
__________
(1)    Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended March 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$21	$(2)	$0	$0	$(192)	$(170)	$0
Currency	(2)	0	0	0	0	7	0
Total gains (losses) on derivatives designated as hedge instruments	19	(2)	0	0	(192)	(163)	0
Gains (losses) on the hedged item:
Interest Rate	(20)	4	0	0	207	180	0
Currency	1	0	0	0	0	(7)	0
Total gains (losses) on hedged item	(19)	4	0	0	207	173	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(2)	2
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(2)	2
Total gains (losses) on fair value hedges net of hedged item	0	2	0	0	15	8	2
Cash flow hedges
Interest Rate	5	0	0	0	0	0	(47)
Currency	(1)	0	0	0	0	0	(17)
Currency/Interest Rate	25	71	53	0	0	0	73
Total gains (losses) on cash flow hedges	29	71	53	0	0	0	9
Net investment hedges
Currency	0	0	8	0	0	0	0
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	8	0	0	0	0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(5,925)	0	0	0	0	0	0
Currency	(278)	0	8	0	0	0	0
Currency/Interest Rate	282	0	0	0	0	0	0
Credit	4	0	0	0	0	0	0
Equity	(989)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	7,651	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	746	0	8	0	0	0	0
Total	$775	$73	$69	$0	$15	$8	$11

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
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
_______
(1)Net change in AOCI, excluding changes related to net investment hedges using non-derivative instruments of $11 million for the three months ended March 31, 2021, and $0 million for the three months ended March 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2020	$(168)
Amount recorded in AOCI
Interest Rate	(42)
Currency	(18)
Currency/Interest Rate	221
Total amount recorded in AOCI	161
Amount reclassified from AOCI to income
Interest Rate	(5)
Currency	1
Currency/Interest Rate	(148)
Total amount reclassified from AOCI to income	(152)
Balance, March 31, 2021	$(159)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2021 values, it is estimated that a pre-tax gain of approximately $206 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2022.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $11 million for the three months ended March 31, 2021 and $13 million for the three months ended March 31, 2020.

Credit Derivatives

The following table provides a summary of the notional and fair value of written credit protection. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 26 years for Index Reference.

	March 31, 2021
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	50	1	0	0	2,154	40	0	0	0	0	100	9	2,304	50
Total	$50	$1	$0	$0	$2,154	$40	$0	$0	$0	$0	$100	$9	$2,304	$50

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2021 and December 31, 2020, the Company had $1 million and $307 million of outstanding notional amounts and reported at fair value as a liability of $0 million and $28 million, respectively.

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

As of March 31, 2021, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of March 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$27,478	$150	$	$27,628
Obligations of U.S. states and their political subdivisions	0	12,085	4		12,089
Foreign government bonds	0	102,473	11		102,484
U.S. corporate public securities	0	105,911	64		105,975
U.S. corporate private securities(2)	0	37,146	2,202		39,348
Foreign corporate public securities	0	28,296	144		28,440
Foreign corporate private securities	0	27,612	2,867		30,479
Asset-backed securities(3)	0	12,926	709		13,635
Commercial mortgage-backed securities	0	15,415	10		15,425
Residential mortgage-backed securities	0	2,982	111		3,093
Subtotal	0	372,324	6,272		378,596
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	209	0		209
Obligations of U.S. states and their political subdivisions	0	213	0		213
Foreign government bonds	0	977	19		996
Corporate securities	0	14,592	538		15,130
Asset-backed securities(3)	0	1,847	219		2,066
Commercial mortgage-backed securities	0	1,773	0		1,773
Residential mortgage-backed securities	0	915	0		915
Equity securities	911	1,385	0		2,296
All other(4)	0	378	20		398
Subtotal	911	22,289	796		23,996
Fixed maturities, trading	0	5,960	242		6,202
Equity securities	6,370	1,250	728		8,348
Commercial mortgage and other loans	0	500	0		500
Other invested assets(5)	99	14,280	378	(12,532)	2,225
Short-term investments	409	3,499	396		4,304
Cash equivalents	1,640	5,357	4		7,001
Other assets	0	0	144		144
Separate account assets(6)(7)	54,579	247,020	1,306		302,905
Total assets	$64,008	$672,479	$10,266	$(12,532)	$734,221
Future policy benefits(8)	$0	$0	$11,314	$	$11,314
Policyholders’ account balances	0	0	2,171		2,171
Other liabilities	85	19,851	0	(18,781)	1,155
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$85	$19,851	$13,485	$(18,781)	$14,640

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$40,298	$150	$	$40,448
Obligations of U.S. states and their political subdivisions	0	12,807	4		12,811
Foreign government bonds	0	110,233	11		110,244
U.S. corporate public securities	0	113,486	69		113,555
U.S. corporate private securities(2)	0	38,689	2,248		40,937
Foreign corporate public securities	0	29,384	153		29,537
Foreign corporate private securities	0	28,727	2,865		31,592
Asset-backed securities(3)	0	14,068	523		14,591
Commercial mortgage-backed securities	0	16,294	9		16,303
Residential mortgage-backed securities	0	2,876	11		2,887
Subtotal	0	406,862	6,043		412,905
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	212	0		212
Obligations of U.S. states and their political subdivisions	0	231	0		231
Foreign government bonds	0	926	19		945
Corporate securities	0	14,990	482		15,472
Asset-backed securities(3)	0	1,583	114		1,697
Commercial mortgage-backed securities	0	1,839	0		1,839
Residential mortgage-backed securities	0	1,018	0		1,018
Equity securities	1,784	259	0		2,043
All other(4)	50	549	20		619
Subtotal	1,834	21,607	635		24,076
Fixed maturities, trading	0	3,671	243		3,914
Equity securities	6,207	1,131	660		7,998
Commercial mortgage and other loans	0	1,092	0		1,092
Other invested assets(5)	227	23,045	366	(21,367)	2,271
Short-term investments	405	5,728	177		6,310
Cash equivalents	1,476	4,005	1		5,482
Other assets	0	0	268		268
Separate account assets(6)(7)	51,826	250,623	1,821		304,270
Total assets	$61,975	$717,764	$10,214	$(21,367)	$768,586
Future policy benefits(8)	$0	$0	$18,879	$	$18,879
Policyholders’ account balances	0	0	1,914		1,914
Other liabilities	32	17,828	0	(17,475)	385
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$32	$17,828	$20,793	$(17,475)	$21,178
__________
(1)“Netting” amounts represent cash collateral of $(6,249) million and $3,892 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Excludes notes with fair value of $5,774 million (carrying amount of $5,766 million) and $6,100 million (carrying amount of $5,966 million) as of March 31, 2021 and December 31, 2020, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(4)All other represents cash equivalents and short-term investments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2021 and December 31, 2020, the fair values of such investments were $4,379 million and $4,136 million respectively.
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of March 31, 2021 and December 31, 2020, the fair value of such investments was $23,538 million and $23,007 million, respectively.
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
(8)As of March 31, 2021, the net embedded derivative liability position of $11.3 billion includes $0.8 billion of embedded derivatives in an asset position and $12.1 billion of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $18.9 billion includes $0.5 billion of embedded derivatives in an asset position and $19.4 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,486	Discounted cash flow(5)	Discount rate	0.40%	30%	4.90%	Decrease
		Market comparables	EBITDA multiples(4)	7.3X	15.0X	10.4X	Increase
		Liquidation	Liquidation value	12.86%	71.23%	58.29%	Increase
Equity securities	$236	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	0.1X	7.3X	0.9X	Increase
		Net Asset Value	Share price	$12	$1,414	$472	Increase
Separate account assets-commercial mortgage loans(6)	$162	Discounted cash flow	Spread	1.10%	2.27%	1.25%	Decrease
Liabilities:
Future policy benefits(7)	$11,314	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.09%	1.14%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	17%	25%		Increase
Policyholders’ account balances(8)	$2,171	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.09%	1.14%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	42%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,697	Discounted cash flow(5)	Discount rate	0.40%	25%	4.28%	Decrease
		Market comparables	EBITDA multiples(4)	7.0X	15.0X	9.0X	Increase
		Liquidation	Liquidation value	12.13%	15.00%	13.02%	Increase
Equity securities	$195	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	8.8X	3.3X	Increase
		Net Asset Value	Share price	$1	$1,414	$495	Increase
Separate account assets-commercial mortgage loans(6)	$775	Discounted cash flow	Spread	1.60%	2.98%	1.80%	Decrease
Liabilities:
Future policy benefits(7)	$18,879	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$1,914	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	42%		Increase
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
(5)For these investments, a range of discount rates is typically used (10% to 20%) and is therefore a more meaningful representation of the unobservable inputs used in the valuation rather than weighted average.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$0	$150	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	11	0	0	0	0	0	0	0	0	11	0
Corporate securities(3)	5,335	(345)	243	0	0	(177)	2	219	0	5,277	(361)
Structured securities(4)	543	19	219	0	0	(74)	12	311	(200)	830	19
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	0	0	0	0	0	0	19	0
Corporate securities(3)	482	(7)	14	0	0	(19)	0	68	0	538	(14)
Structured securities(4)	114	(3)	137	0	0	(11)	0	0	(18)	219	(3)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	0	0	0	0	0	0	0	20	0
Other assets:
Fixed maturities, trading	243	0	1	(2)	0	0	0	0	0	242	0
Equity securities	660	38	58	(3)	0	(3)	(22)	0	0	728	35
Other invested assets	366	12	0	0	0	0	0	0	0	378	13
Short-term investments	177	(1)	256	0	0	(10)	(26)	0	0	396	(1)
Cash equivalents	1	0	3	0	0	0	0	0	0	4	0
Other assets	268	(133)	12	0	0	(3)	0	0	0	144	(133)
Separate account assets(5)	1,821	43	68	(13)	0	(6)	(615)	22	(14)	1,306	36
Liabilities:
Future policy benefits	(18,879)	7,896	0	0	(331)	0	0	0	0	(11,314)	7,681
Policyholders’ account balances(6)	(1,914)	(135)	0	0	(122)	0	0	0	0	(2,171)	(99)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended March 31, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(28)	$0	$0	$(300)	$2	$(41)	$0	$0	$(301)
Assets supporting experience-rated contractholder liabilities	0	(12)	0	0	2	0	(17)	0	0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	38	0	0	0	0	35	0	0
Other invested assets	11	1	0	0	0	12	1	0	0
Short-term investments	(1)	0	0	0	0	(1)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(133)	0	0	0	0	(133)	0	0	0
Separate account assets(5)	0	0	43	0	0	0	0	36	0
Liabilities:
Future policy benefits	7,896	0	0	0	0	7,681	0	0	0
Policyholders’ account balances	(135)	0	0	0	0	(99)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$105	$0	$10	$0	$0	$0	$0	$0	$0	$115	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	22	(1)	0	0	0	0	0	0	0	21	0
Corporate securities(3)	3,236	(500)	294	(113)	0	(235)	1	1,827	(14)	4,496	(492)
Structured securities(4)	948	(7)	315	(17)	0	(100)	155	12	(358)	948	(16)
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	0	0	0	0	24	0
Corporate securities(3)	637	(46)	4	(10)	0	(45)	0	63	0	603	(44)
Structured securities(4)	69	(4)	116	0	0	(4)	0	0	0	177	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	7	0	0	0	0	0	0	7	0
Other assets:
Fixed maturities, trading	287	(15)	18	(6)	0	0	(2)	15	(48)	249	(16)
Equity securities	633	(44)	9	(5)	0	0	1	0	0	594	(44)
Other invested assets	567	8	27	0	0	(1)	(20)	0	0	581	8
Short-term investments	155	2	43	0	0	(110)	(37)	0	0	53	0
Cash equivalents	131	0	0	0	0	0	(130)	0	0	1	0
Other assets	113	252	17	0	0	0	0	0	0	382	252
Separate account assets(5)	1,717	(140)	56	(13)	0	(18)	0	7	(81)	1,528	(128)
Liabilities:
Future policy benefits	(12,831)	(14,789)	0	0	(319)	0	4	0	0	(27,935)	(14,923)
Policyholders’ account balances(6)	(1,316)	206	0	0	(96)	0	0	0	0	(1,206)	209
Other liabilities	(105)	58	0	0	0	0	0	0	0	(47)	58
Notes issued by consolidated VIEs	(800)	1	0	0	0	0	0	0	0	(799)	0

	Three Months Ended March 31, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(27)	$0	$0	$(483)	$2	$(27)	$0	$0	$(481)
Assets supporting experience-rated contractholder liabilities	0	(47)	0	0	(3)	0	(44)	0	0
Other assets:
Fixed maturities, trading	0	(15)	0	0	0	0	(16)	0	0
Equity securities	0	(44)	0	0	0	0	(44)	0	0
Other invested assets	0	8	0	0	0	0	8	0	0
Short-term investments	2	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	252	0	0	0	0	252	0	0	0
Separate account assets(5)	0	0	(140)	0	0	0	0	(128)	0
Liabilities:
Future policy benefits	(14,789)	0	0	0	0	(14,923)	0	0	0
Policyholders’ account balances	206	0	0	0	0	209	0	0	0
Other liabilities	0	58	0	0	0	0	58	0	0
Notes issued by consolidated VIEs	1	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)“Other,” for the periods ended March 31, 2021 and March 31, 2020, primarily represents the deconsolidation of VIEs, reclassifications of certain assets between reporting categories and foreign currency translation.
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

	As of March 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$15	$11,009	$0	$	$11,024
Currency	0	1,068	0		1,068
Credit	0	50	0		50
Currency/Interest Rate	0	1,447	0		1,447
Equity	82	708	0		790
Other	0	0	0		0
Netting(1)				(12,532)	(12,532)
Total derivative assets	$97	$14,282	$0	$(12,532)	$1,847
Derivative Liabilities:
Interest Rate	$65	$16,391	$0	$	$16,456
Currency	0	1,243	0		1,243
Credit	0	0	0		0
Currency/Interest Rate	0	1,293	0		1,293
Equity	17	1,347	0		1,364
Other	0	0	0		0
Netting(1)				(18,781)	(18,781)
Total derivative liabilities	$82	$20,274	$0	$(18,781)	$1,575

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$99	$19,091	$0	$	$19,190
Currency	0	832	0		832
Credit	0	63	0		63
Currency/Interest Rate	0	1,415	0		1,415
Equity	128	1,645	0		1,773
Other	0	0	0		0
Netting(1)				(21,367)	(21,367)
Total derivative assets	$227	$23,046	$0	$(21,367)	$1,906
Derivative Liabilities:
Interest Rate	$5	$13,503	$0	$	$13,508
Currency	0	763	0		763
Credit	0	28	0		28
Currency/Interest Rate	0	1,638	0		1,638
Equity	25	2,305	0		2,330
Other	0	0	0		0
Netting(1)				(17,475)	(17,475)
Total derivative liabilities	$30	$18,237	$0	$(17,475)	$792
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

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0

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

	Three Months Ended March 31,
	2021	2020
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$0	$1
Mortgage servicing rights(2)	$(5)	$(3)
Investment real estate	$(9)	$0

	March 31, 2021	December 31, 2020
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$0
Mortgage servicing rights(2)	$308	$307
Investment real estate	$16	$31
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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Commercial mortgage and other loans:
Interest income	$3	$2
Notes issued by consolidated VIEs:
Interest expense	$0	$11

	March 31, 2021	December 31, 2020
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$500	$1,092
Aggregate contractual principal as of period end	$494	$1,073
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$0	$0
Aggregate contractual principal as of period end	$0	$0
__________
(1)As of March 31, 2021, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,042	$83	$2,125	$1,801
Assets supporting experience-rated contractholder liabilities	31	0	0	31	31
Commercial mortgage and other loans	0	69	66,863	66,932	64,054
Policy loans	0	0	10,990	10,990	10,990
Other invested assets	0	120	0	120	120
Short-term investments	979	21	0	1,000	1,000
Cash and cash equivalents	8,641	457	0	9,098	9,098
Accrued investment income	0	3,063	0	3,063	3,063
Other assets	52	3,198	463	3,713	3,712
Total assets	$9,703	$8,970	$78,399	$97,072	$93,869
Liabilities:
Policyholders’ account balances—investment contracts	$0	$35,279	$70,780	$106,059	$104,724
Securities sold under agreements to repurchase	0	9,384	0	9,384	9,384
Cash collateral for loaned securities	0	4,673	0	4,673	4,673
Short-term debt	0	806	71	877	867
Long-term debt(3)	623	20,979	1,131	22,733	19,730
Notes issued by consolidated VIEs	0	0	285	285	285
Other liabilities	0	7,655	49	7,704	7,704
Separate account liabilities—investment contracts	0	88,027	22,777	110,804	110,804
Total liabilities	$623	$166,803	$95,093	$262,519	$258,171

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,209	$89	$2,298	$1,930
Assets supporting experience-rated contractholder liabilities	39	0	0	39	39
Commercial mortgage and other loans	0	107	67,477	67,584	64,333
Policy loans	0	0	11,271	11,271	11,271
Other invested assets	0	153	0	153	153
Short-term investments	1,464	26	0	1,490	1,490
Cash and cash equivalents	7,951	268	0	8,219	8,219
Accrued investment income	0	3,193	0	3,193	3,193
Other assets	154	2,917	449	3,520	3,517
Total assets	$9,608	$8,873	$79,286	$97,767	$94,145
Liabilities:
Policyholders’ account balances—investment contracts	$0	$36,820	$73,653	$110,473	$107,526
Securities sold under agreements to repurchase	0	10,894	0	10,894	10,894
Cash collateral for loaned securities	0	3,499	0	3,499	3,499
Short-term debt	0	794	146	940	925
Long-term debt(3)	644	21,685	1,139	23,468	19,718
Notes issued by consolidated VIEs	0	0	305	305	305
Other liabilities	0	7,626	48	7,674	7,674
Separate account liabilities—investment contracts	0	86,046	23,631	109,677	109,677
Total liabilities	$644	$167,364	$98,922	$266,930	$260,218
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Excludes notes with fair value of $5,186 million (carrying amount of $4,748 million) and $5,821 million (carrying amount of $4,998 million) as of March 31, 2021 and December 31, 2020, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes notes with fair value of $10,959 million (carrying amount of $10,514 million) and $11,921 million (carrying amount of $10,964 million) as of March 31, 2021 and December 31, 2020, respectively, which have been offset with the associated receivables under a netting agreement.

7. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For additional information on the Closed Block, see Note 15 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company recognized a policyholder dividend obligation of $3,166 million and $2,920 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,244 million and $5,867 million at March 31, 2021 and December 31, 2020, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Closed Block liabilities
Future policy benefits	$46,392	$46,762
Policyholders’ dividends payable	651	635
Policyholders’ dividend obligation	6,410	8,787
Policyholders’ account balances	4,839	4,874
Other Closed Block liabilities	3,358	3,141
Total Closed Block liabilities	61,650	64,199
Closed Block assets
Fixed maturities, available-for-sale, at fair value	38,687	41,959
Fixed maturities, trading, at fair value	271	277
Equity securities, at fair value	2,563	2,345
Commercial mortgage and other loans	8,297	8,421
Policy loans	3,984	4,064
Other invested assets	3,730	3,610
Short-term investments	132	124
Total investments	57,664	60,800
Cash and cash equivalents	811	269
Accrued investment income	453	431
Other Closed Block assets	129	92
Total Closed Block assets	59,057	61,592
Excess of reported Closed Block liabilities over Closed Block assets	2,593	2,607
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3,189	5,810
Allocated to policyholder dividend obligation	(3,244)	(5,867)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,538	$2,550

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2021
(in millions)
Balance, December 31, 2020	$8,787
Impact from earnings allocable to policyholder dividend obligation	246
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(2,623)
Balance, March 31, 2021	$6,410

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues
Premiums	$431	$480
Net investment income	590	548
Realized investment gains (losses), net	72	256
Other income (loss)	276	(603)
Total Closed Block revenues	1,369	681
Benefits and Expenses
Policyholders’ benefits	634	647
Interest credited to policyholders’ account balances	31	32
Dividends to policyholders	581	(94)
General and administrative expenses	79	85
Total Closed Block benefits and expenses	1,325	670
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	44	11
Income tax expense (benefit)	29	(6)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$15	$17

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $636 million, or 18.6% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first three months of 2021, compared to an income tax benefit of $(58) million, or 17.2%, in the first three months of 2020. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which we operate, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, our Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company plans to make the high-tax exception election for the 2021 tax year and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first three months of 2021.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2021	December 31, 2020
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	371	355
Subtotal commercial paper	396	380
Current portion of long-term debt:
Senior Notes	400	399
Mortgage Debt	62	128
Surplus notes subject to set-off arrangements (1)	250	500
Subtotal current portion of long-term debt	712	1,027
Other(2)	9	18
Subtotal	1,117	1,425
Less: assets under set-off arrangements(1)	250	500
Total short-term debt(3)	$867	$925
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$258	$75
Daily average commercial paper outstanding for the quarter ended	$1,424	$1,602
Weighted average maturity of outstanding commercial paper, in days	21	18
Weighted average interest rate on outstanding commercial paper	0.07%	0.11%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.
(2)Includes $9 million and $18 million drawn on a revolving line of credit held by a subsidiary at March 31, 2021 and December 31, 2020, respectively.
(3)Includes Prudential Financial debt of $425 million and $424 million at March 31, 2021 and December 31, 2020, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2021, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2021	December 31, 2020
	(in millions)
Fixed-rate obligations:
Surplus notes	$343	$343
Surplus notes subject to set-off arrangements(1)	7,934	8,134
Senior notes	11,182	11,179
Mortgage debt	24	24
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	268	257
Junior subordinated notes(3)	7,613	7,615
Subtotal	29,994	30,182
Less: assets under set-off arrangements(1)	10,264	10,464
Total long-term debt(4)	$19,730	$19,718
 __________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $31 million and $29 million of debt denominated in foreign currency at March 31, 2021 and December 31, 2020, respectively.
(3)Includes Prudential Financial debt of $7,556 million and $7,554 million at March 31, 2021 and December 31, 2020, respectively. Also includes subsidiary debt of $57 million and $60 million denominated in foreign currency at March 31, 2021 and December 31, 2020, respectively.
(4)Includes Prudential Financial debt of $18,565 million and $18,561 million at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the Company was in compliance with all debt covenants related to the borrowings in the table above.

10. EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans (“Pension Benefits”), which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service, while benefits for other employees are based on an account balance that takes into consideration age, length of service and earnings during their career.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$83	$80	$6	$6
Interest cost	90	108	12	16
Expected return on plan assets	(205)	(201)	(25)	(25)
Amortization of prior service cost	(1)	(1)	2	2
Amortization of actuarial (gain) loss, net	62	65	4	4
Settlements	1	0	0	0
Special termination benefits(1)	1	2	0	0
Net periodic (benefit) cost	$31	$53	$(1)	$3
__________
(1)For 2020 and 2021, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2020	666.3	269.9	396.4
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	4.3	(4.3)
Stock-based compensation programs(1)	0.0	(2.2)	2.2
Balance, March 31, 2021	666.3	272.0	394.3
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In February 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. On May 4, 2021, the Board increased the Company’s current share repurchase authorization by $500 million, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.0 billion. As of March 31, 2021, 4.3 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $375 million.

The timing and amount of share repurchases are determined by management based upon market conditions and other considerations, and repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Numerous factors could affect the timing and amount of any future repurchases under the share repurchase authorization, including, but not limited to: compliance with laws, increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions.

Dividends declared per share of Common Stock are as follows for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2021	2020
Dividends declared per share of Common Stock	$1.15	$1.10

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$52	$34,065	$(3,379)	$30,738
Change in OCI before reclassifications	(660)	(12,762)	29	(13,393)
Amounts reclassified from AOCI	(3)	(1,366)	67	(1,302)
Income tax benefit (expense)	(54)	3,254	(24)	3,176
Balance, March 31, 2021	$(665)	$23,191	$(3,307)	$19,219

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2019	$(536)	$28,112	$(3,537)	$24,039
Change in OCI before reclassifications	(298)	(808)	2	(1,104)
Amounts reclassified from AOCI	3	(546)	70	(473)
Income tax benefit (expense)	(25)	179	(16)	138
Balance, March 31, 2020	$(856)	$26,937	$(3,481)	$22,600
__________
(1)Includes cash flow hedges of $(159) million and $(168) million as of March 31, 2021 and December 31, 2020, respectively, and $3,186 million and $832 million as of March 31, 2020 and December 31, 2019, respectively, and fair value hedges of $12 million and $10 million as of March 31, 2021 and December 31, 2020, respectively, and $0 million and $0 million as of March 31, 2020 and December 31, 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2021	2020
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$(3)	Realized investment gains (losses), net
Foreign currency translation adjustments	3	0	Other income (loss)
Total foreign currency translation adjustment	3	(3)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	5	(1)	(3)
Cash flow hedges—Currency	(1)	1	(3)
Cash flow hedges—Currency/Interest rate	148	388	(3)
Fair value hedges—Currency	(2)	0	(3)
Net unrealized investment gains (losses) on available-for-sale securities	1,216	158	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	1,366	546	(4)
Amortization of defined benefit pension items:
Prior service cost	(1)	(1)	(5)
Actuarial gain (loss)	(66)	(69)	(5)
Total amortization of defined benefit pension items	(67)	(70)
Total reclassifications for the period	$1,302	$473
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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income (loss)” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2020	$(25)	$58,442	$(1,229)	$(6,588)	$(5,892)	$(10,643)	$34,065
Net investment gains (losses) on investments arising during the period	13	(19,615)				4,404	(15,198)
Reclassification adjustment for (gains) losses included in net income	10	(1,376)				307	(1,059)
Reclassification due to allowance for credit losses recorded during period	(3)	3				0	0
Impact of net unrealized investment (gains) losses on DAC, DSI, VOBA and reinsurance recoverables			338			(84)	254
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders’ account balances and reinsurance payables				3,874		(821)	3,053
Impact of net unrealized investment (gains) losses on policyholders’ dividends					2,628	(552)	2,076
Balance, March 31, 2021	$(5)	$37,454	$(891)	$(2,714)	$(3,264)	$(7,389)	$23,191
__________
(1)Includes cash flow and fair value hedges. See Note 5 for information on cash flow and fair value hedges.

12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2021			2020
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$2,804			$(270)
Less: Income (loss) attributable to noncontrolling interests	(24)			1
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	44			5
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,784	396.3	$7.02	$(276)	397.0	$(0.70)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$44			$5
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	44			5
Stock options		0.6			0.0
Deferred and long-term compensation programs		1.9			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,784	398.8	$6.98	$(276)	397.0	$(0.70)
__________
(1)For the three months ended March 31, 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended March 31, 2020, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2021 and 2020, as applicable, were based on 6.0 million and 5.1 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2021		2020
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	2.1	$97.46	2.3	$87.62
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.9
Antidilutive shares based on application of the treasury stock method	0.0		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		1.7
Total antidilutive stock options and shares	2.1		5.1
13. SEGMENT INFORMATION

Segments

The Company’s principal operations consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement, Group Insurance, Individual Annuities, Individual Life and Assurance IQ businesses), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

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
•Market experience updates;
•Divested and Run-off Businesses;
•Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests; and
•Other adjustments.

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. However, the Company believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For additional information on these reconciling items, see Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company has historically reflected the results of its variable annuities hedging programs in adjusted operating income over time. Beginning with the second quarter of 2020, these impacts are excluded from adjusted operating income which the Company believes enhances the understanding of underlying performance trends.

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2021	2020(1)
Adjusted operating income before income taxes by segment:	(in millions)
PGIM	$651	$164
U.S. Businesses:
Retirement	623	245
Group Insurance	(132)	44
Individual Annuities(2)	444	373
Individual Life	(44)	(20)
Assurance IQ	(39)	(23)
Total U.S. Businesses	852	619
International Businesses	871	696
Corporate and Other	(286)	(342)
Total segment adjusted operating income before income taxes	2,088	1,137
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,264	299
Charges related to realized investment gains (losses), net	(239)	(802)
Market experience updates	304	(938)
Divested and Run-off Businesses:
Closed Block division	34	(1)
Other Divested and Run-off Businesses	30	(69)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(54)	(9)
Other adjustments(3)	(13)	45
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$3,414	$(338)
________
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
(2)Individual Annuities segment results reflect DAC as if the Individual Annuities business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(3)Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

Reconciliation of select financial information

The tables below present certain financial information for the Company’s segments and its Corporate and Other operations, including assets by segment and revenues by segment on an adjusted operating income basis, and the reconciliation of the segment totals to amounts reported in the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2021	December 31, 2020
Assets by segment:	(in millions)
PGIM	$47,460	$48,680
U.S. Businesses:
Retirement	208,679	213,726
Group Insurance	43,685	45,601
Individual Annuities	192,342	200,718
Individual Life	109,541	110,953
Assurance IQ	2,697	2,703
Total U.S. Businesses	556,944	573,701
International Businesses	219,600	231,128
Corporate and Other	23,786	25,124
Closed Block division	59,490	62,089
Total assets per Unaudited Interim Consolidated Financial Statements	$907,280	$940,722

	Three Months Ended March 31,
	2021	2020(1)
Revenues on an adjusted operating income basis:	(in millions)
PGIM	$1,314	$778
U.S. Businesses:
Retirement	2,591	2,437
Group Insurance	1,556	1,424
Individual Annuities	1,199	1,148
Individual Life	1,635	1,530
Assurance IQ	108	60
Total U.S. Businesses	7,089	6,599
International Businesses	5,931	5,636
Corporate and Other	(119)	(205)
Total revenues on an adjusted operating income basis	14,215	12,808
Reconciling items:
Realized investment gains (losses), net, and related adjustments	1,004	(364)
Charges related to realized investment gains (losses), net	(76)	(61)
Market experience updates	101	(334)
Divested and Run-off Businesses:
Closed Block division	1,365	677
Other Divested and Run-off Businesses	371	692
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(28)	(12)
Other adjustments(2)	0	58
Total revenues per Unaudited Interim Consolidated Financial Statements	$16,952	$13,464
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
(2)Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

Intersegment revenues

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
PGIM segment intersegment revenues	$223	$217

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Asset-based management fees	$994	$875
Performance-based incentive fees	27	14
Other fees	155	144
Total asset management and service fees	$1,176	$1,033

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2021	December 31, 2020
	(in millions)
Total outstanding mortgage loan commitments	$2,121	$2,357
Portion of commitment where prearrangement to sell to investor exists	$1,017	$882

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million and $0 million as of March 31, 2021 and December 31, 2020, respectively. The change in allowance is an increase of $1 million and $0 million for the three months ended March 31, 2021 and 2020, respectively.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2021	December 31, 2020
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$9,003	$9,567
Expected to be funded from separate accounts	$255	$336

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2021 or 2020.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	March 31, 2021	December 31, 2020
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$7,516	$7,108
Fair value of related collateral associated with above indemnifications(1)	$7,673	$7,254
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $65 million and $34 million related to securities repurchase transactions as of March 31, 2021 and December 31, 2020, respectively.

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

Guarantees of Asset Values

	March 31, 2021	December 31, 2020
	(in millions)
Guaranteed value of third-parties’ assets	$85,273	$86,264
Fair value of collateral supporting these assets	$88,249	$90,612
Asset (liability) associated with guarantee, carried at fair value	$0	$0

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2021	December 31, 2020
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,784	$2,684
First-loss exposure portion of above	$812	$784
Accrued liability associated with guarantees(1)	$40	$41
__________

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $19 million and $20 million as of March 31, 2021 and December 31, 2020, respectively. The change in allowance is a reduction of $1 million for both the three months ended March 31, 2021 and 2020.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $22,030 million and $21,465 million of mortgages subject to these loss-sharing arrangements as of March 31, 2021 and December 31, 2020, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2021, these mortgages had a weighted-average debt service coverage ratio of 2.00 times and a weighted-average loan-to-value ratio of 63%. As of December 31, 2020, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 63%. The Company had no losses related to indemnifications that were settled for either the three months ended March 31, 2021 or 2020.

Other Guarantees

	March 31, 2021	December 31, 2020
	(in millions)
Other guarantees where amount can be determined	$85	$52
Accrued liability for other guarantees and indemnifications	$0	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Included above is $9 million as of March 31, 2021 and December 31, 2020, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liabilities identified above do not include retained liabilities associated with sold businesses.

Assurance IQ Contingent Consideration Liability

On October 10, 2019, the Company completed its acquisition of Assurance IQ, a leading consumer solutions platform that offers a range of solutions that help meet consumers’ financial needs. For additional information, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Payment of the additional amount may be accelerated if the Company violates certain provisions of the merger agreement requiring it to take or refrain from taking certain actions, including with respect to the management and operation of Assurance IQ.

The contingent consideration liability referred to above is reported at fair value. Fair value is determined based on the present value of expected payments under the arrangement described above, using an internally developed option pricing model based on a number of assumptions, including certain unobservable assumptions for future Variable Profits and the future price of Prudential Financial Common Stock. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of March 31, 2021 and December 31, 2020. The stock-based component of contingent consideration impacts the share count for purposes of calculating the Company’s diluted earnings per share when Assurance IQ’s actual Variable Profits achieved as of the end of the reporting period is in excess of $900 million, as if the contingent consideration performance period ended on the applicable reporting date. The number of shares issued as part of the contingent consideration payable in 2023 will be based on a $83.71 price per share.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Escheatment Litigation

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

In March 2021, the plaintiff filed a third amended complaint asserting claims against all defendants for violation of the New York False Claims Act, and seeking injunctive relief, compensatory and treble damages, attorneys’ fees and costs.

Securities Litigation
Donel Davidson v. Charles F. Lowrey, et al.

In March 2021, the court issued an order consolidating this action with Robert Lalor, Derivatively on behalf of Prudential Financial, Inc. v. Charles F. Lowrey, et al. under the caption In re Prudential Financial, Inc. Derivative Litigation.
Robert Lalor v. Charles F. Lowrey, et al.
In March 2021, the court issued an order consolidating this action with Donel Davidson, Derivatively on Behalf of Prudential Financial, Inc. v. Charles F. Lowrey, et al. under the caption In re Prudential Financial, Inc. Derivative Litigation. Case updates will be consolidated with the Donel Davidson action.
Assurance IQ, LLC
The Company has received a civil investigative demand and other inquiries related to the appropriateness of Assurance’s supplemental health product sales and marketing activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other investigations and actions related to this matter.
William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC
In February 2021, an amended putative class action complaint entitled William James Griffin, et al. v. Benefytt Technologies, Inc. (f/k/a Health Insurance Innovations, Inc.), Health Plan Intermediaries Holdings, Inc. and Assurance IQ, LLC, was filed in the United States District Court for the Southern District of Florida, alleging that the defendants violated the Racketeering Influenced and Corrupt Organizations Act, and engaged in a conspiracy to defraud customers through the sale of limited indemnity and short term health insurance products to individuals seeking comprehensive medical insurance. The complaint seeks unspecified treble damages, declaratory and injunctive relief.
Other Matters

Doyle C. Stone v. PFI, et al.
In April 2021, defendants filed a motion to dismiss the complaint.

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial statements. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
15.SUBSEQUENT EVENTS

Shareholder Distributions

On May 4, 2021, Prudential Financial’s Board of Directors increased the Company’s current share repurchase authorization for the period from January 1, 2021 through December 31, 2021 by $500 million, bringing the aggregate share repurchase authorization to $2.0 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2021, compared with December 31, 2020, and its consolidated results of operations for the three months ended March 31, 2021 and 2020. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.663 trillion of assets under management as of March 31, 2021, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

Our principal operations consist of PGIM (our global investment management business), our U.S. Businesses (consisting of our Retirement, Group Insurance, Individual Annuities, Individual Life and Assurance IQ businesses), our International Businesses, the Closed Block division, and our Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt, which are reflected in our Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

Management expects that results will continue to benefit from our differentiated mix of market-leading businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. While challenges exist in the form of a low interest rate environment (see “Impact of a Low Interest Rate Environment” below), fee compression in certain of our businesses and other market factors, including macroeconomic stress and market disruption resulting from the COVID-19 pandemic (see “—COVID-19” below), we expect that our businesses will produce appropriate returns for the current market environment. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of individual customers, workplace clients, and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels, including the ability to sell solutions across a broad socio-economic spectrum through Assurance IQ’s digital platform. We aim to expand our addressable market, build deeper and longer-lasting relationships with customers and clients, and meaningfully improve their financial wellness.

In order to further increase our competitive advantage, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will also help us realize improved margins. In 2019, we launched programs in pursuit of these objectives that will result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges, which we expect will result in significant expense efficiencies over the next several years. For the three months ended March 31, 2021, the impact to the Company’s 2021 results from these programs was a benefit of $112 million and, as of March 31, 2021, we continue to remain on track to accumulate approximately $750 million of annual run-rate cost savings by the end of 2023.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. The pandemic continues to impact our results of operations in the current period and is expected to continue to be a driver of future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•Outlook. COVID-19 specific outlook considerations for certain of our businesses include the following:

U.S. Businesses:
Retirement. Account values in our full service business may continue to be impacted by elevated participant withdrawal activity due to the impacts of COVID-19. In our institutional investment products business, given that many of the products assume longevity risk, elevated levels of mortality resulting from COVID-19 may continue to contribute to a higher level of underwriting gains. The pandemic may also impact sales volumes and the utilization of workplace benefits.

Group Insurance. We expect COVID-19 to continue to contribute to elevated levels of mortality resulting in increased life insurance claims in the near-term. In addition, we expect elevated unemployment to drive increased disability claims in this business. The pandemic may also impact sales volumes and the utilization of workplace benefits.

Individual Life. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. In addition, while we have seen strong sales of key products, social distancing associated with COVID-19 could adversely impact sales prospects in the near-term.

International Businesses:

Through the first quarter of 2021, we continued to see an elevated level of claims due to COVID-19, mostly in Brazil and Japan; however, expenses to support our captive agents have decreased significantly compared to 2020. Japan has declared two COVID-19 driven states of emergency in 2021: one that was in effect from January to March, and a second, more focused on specific prefectures with more concentrated restrictions, that is expected to be in effect from April through mid-May. As the global pandemic continues to evolve, further tightening of COVID-19 restrictions is possible, both in Japan and in other markets, and depending on the specific circumstances and geographies impacted, could adversely impact our sales prospects for a period of time. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses.

•Results of Operations. See “—Results of Operations” and “—Results of Operations by Segment” for a discussion of results for the first quarter of 2021.
•Investment Portfolio. While the economy continues to re-open and recover from the impacts of COVID-19, there could still be periods of volatility. The market expectations for credit migration and related losses continue to decrease. The sectors most impacted by the pandemic, including energy, consumer cyclical and retail related investments, have started to recover but may lag the general economic improvement (see “—General Account Investments” for additional information). In certain instances, the Company may agree to modify an investment to provide forbearance, which grants borrowers additional time to make payments. As of March 31, 2021, approximately 1.6% of total invested assets were modified to allow for limited forbearance. Under the terms of forbearance, the borrower is allowed to defer a portion of current year principal and/or interest payments for a short period (e.g., 6 months). These deferrals accrue additional interest and do not have a material impact on our investment value.

•Sales and Flows. See “—Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•Underwriting Results. In the first quarter of 2021, we estimate that COVID-19 had a net negative impact on our underwriting results reflecting unfavorable mortality impacts in our Group Insurance and Individual Life businesses, partially offset by favorable mortality impacts in our Retirement business. Going forward, we estimate that our net underwriting results will be adversely impacted by approximately $85 million for every incremental 100,000 fatalities in the United States; however, the ultimate impact on our underwriting results will depend on factors such as: an insured’s age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential for further mutation; and the speed and efficacy of the vaccine rollout. While near-term virus transmission remains high, the vaccine rollout continues at an effective pace with almost half of the U.S. adult population receiving at least one dose; consequently, the Company currently expects that the impacts from the pandemic on our domestic businesses will start to moderate in the second quarter of 2021. See “—Results of Operations by Segment” for a discussion of mortality experience in each of our segments, where applicable.

•Risk Management. Prudential has a robust risk management framework that seeks to ensure we can fulfill our customer, regulatory, and other stakeholder obligations under a range of stress scenarios by maintaining the appropriate balance between the Company’s resources and risks. We evaluate the Company’s exposure to stress under four lenses (economic, STAT, GAAP, and liquidity).

Our risk management framework incorporates severe to very severe stresses across equities, interest rates, credit migration and defaults, currencies and pandemics. This framework includes a specific “pandemic and sell-off” scenario with a mortality calamity (1.5 extra insured deaths per 1,000 lives in the first year) based on a modern-day interpretation of the 1918 Spanish Flu experience that is aligned with most regulatory frameworks. The stress scenario assumes an even distribution of increased mortality across the population, which is more punitive to our business than our current understanding of COVID-19 mortality, which is sharply skewed toward older ages. As the COVID-19 pandemic continues to unfold, we continue to update our analysis and take management actions in response to this specific event.

As of March 31, 2021, the COVID-19 pandemic has not reached the most severe levels of financial impacts included in the Company’s stress testing. In addition, we expect the impact of COVID-19 related claims to be moderated by the balance between our mortality exposure (such as in our Individual Life and Group Insurance businesses) and our longevity exposure (such as in our Retirement business).

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe all of our businesses can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19 related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

See below for discussions related to the current interest rate environments in our two largest markets, the U.S. and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our investment related results if these interest rate environments are sustained.

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

For the general account supporting our U.S. Businesses and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.8% of the fixed maturity security and commercial mortgage loan portfolios through 2022. The portion of the general account attributable to these operations has approximately $234 billion of such assets (based on net carrying value) as of March 31, 2021. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 3.8% as of March 31, 2021.

Included in the $234 billion of fixed maturity securities and commercial mortgage loans are approximately $166 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $166 billion, approximately 54% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. Operations excluding the Closed Block Division, by type, for the date indicated:

As of March 31, 2021
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$142
Contracts with adjustable crediting rates subject to guaranteed minimums	62
Participating contracts where investment income risk ultimately accrues to contractholders	14
Total	$218

The $142 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $62 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of March 31, 2021, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$1.0	$1.2	$0.2	$0.0	$0.0	$2.4
1.00% - 1.99%	4.3	13.4	2.1	1.6	1.2	22.6
2.00% - 2.99%	1.3	1.5	1.5	1.0	1.5	6.8
3.00% - 4.00%	28.2	0.5	0.1	0.2	0.0	29.0
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$35.6	$16.6	$3.9	$2.8	$2.7	$61.6
Percentage of total	58%	27%	6%	5%	4%	100%
 __________
(1)Includes approximately $0.53 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $14 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.50% (which is reasonably consistent with recent rates) for the period from April 1, 2021 through March 31, 2022 (and credit spreads remain unchanged from average levels experienced during the first quarter 2021), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), would be between $50 million and $90 million for the period from April 1, 2021 through March 31, 2022.

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

As of March 31, 2021
(in billions)
Insurance products with fixed and guaranteed terms	$136
Contracts with a market value adjustment if invested amount is not held to maturity	26
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$173

The $136 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms- for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $26 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.65% and the 10-year U.S. Treasury rate is 1.50% (which is reasonably consistent with recent rates) for the period from April 1, 2021 through March 31, 2022 (and credit spreads remain unchanged from average levels experienced during the first quarter 2021), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), would be between $20 million and $40 million for the period from April 1, 2021 through March 31, 2022.
Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues	$16,952	$13,464
Benefits and expenses	13,538	13,802
Income (loss) before income taxes and equity in earnings of operating joint ventures	3,414	(338)
Income tax expense (benefit)	636	(58)
Income (loss) before equity in earnings of operating joint ventures	2,778	(280)
Equity in earnings of operating joint ventures, net of taxes	26	10
Net income (loss)	2,804	(270)
Less: Income attributable to noncontrolling interests	(24)	1
Net income (loss) attributable to Prudential Financial, Inc.	$2,828	$(271)

The $3,099 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2021 compared to the first quarter of 2020 reflected the following notable items:

•$2,236 million favorable variance, on a pre-tax basis, reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities;
•$1,242 million favorable variance, on a pre-tax basis, driven by market experience updates primarily within our Individual Annuities and Individual Life businesses (see Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information);
•$951 million favorable variance, on a pre-tax basis, from higher adjusted operating income from our business segments, including a gain from the sale of the Company’s 35% ownership stake in Pramerica SGR; (see “Segment Results of Operations” for additional information); and
•$373 million favorable variance, on a pre-tax basis, from investment related activities that are primarily within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses. These favorable impacts were primarily driven by unrealized gains (losses) from equity securities, partially offset by higher losses from fixed maturity securities designated as trading.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$1,063 million unfavorable variance, on a pre-tax basis, from realized investment gains (losses) and related charges for PFI excluding Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities and market experience updates discussed above (see “General Account Investments” for additional information); and
•$694 million unfavorable variance from a higher tax expense reflecting the increase in pre-tax earnings.

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

	Three Months Ended March 31,
	2021	2020(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$651	$164
U.S. Businesses:
Retirement	623	245
Group Insurance	(132)	44
Individual Annuities	444	373
Individual Life	(44)	(20)
Assurance IQ	(39)	(23)
Total U.S. Businesses	852	619
International Businesses	871	696
Corporate and Other	(286)	(342)
Total segment adjusted operating income before income taxes	2,088	1,137
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	1,264	299
Charges related to realized investment gains (losses), net(3)	(239)	(802)
Market experience updates	304	(938)
Divested and Run-off Businesses(4):
Closed Block division	34	(1)
Other Divested and Run-off Businesses	30	(69)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(54)	(9)
Other adjustments(6)	(13)	45
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$3,414	$(338)
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
(2)See “—General Account Investments” and Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.
(3)Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of Unearned Revenue Reserves (“URR”).
(4)Represents income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.
(5)Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on an after-tax U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on a U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(6)“Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Segment results for the period presented above reflect the following:

PGIM. Results for the first quarter of 2021 increased in comparison to the prior year period, primarily reflecting a gain from the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy, as well as higher asset management fees and other related revenues, partially offset by higher expenses.

Retirement. Results for the first quarter of 2021 increased in comparison to the prior year period, primarily reflecting higher net investment spread results and higher reserve gains.

Group Insurance. Results for the first quarter of 2021 decreased in comparison to the prior year period, primarily reflecting lower underwriting results in our group life and group disability businesses.

Individual Annuities. Results for the first quarter of 2021 increased in comparison to the prior year period, primarily driven by higher net investment spread results and higher fee income, net of distribution expenses and other associated costs.

Individual Life. Results for the first quarter of 2021 decreased in comparison to the prior year period, primarily reflecting lower underwriting results, partially offset by higher net investment spread results.

Assurance IQ. Results for the first quarter of 2021 decreased in comparison to the prior year period, reflecting an increase in operating expenses supporting business growth, partially offset by higher net revenues.

International Businesses. Results for the first quarter of 2021 increased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates, primarily driven by higher net investment spread results, more favorable underwriting results including from business growth, and higher earnings from our joint venture investments.

Corporate and Other. Results for the first quarter of 2021 reflected decreased losses in comparison to the prior year period, primarily reflecting lower net charges from other corporate activities, favorable pension and employee benefit results and lower interest expense on debt, partially offset by lower investment income.

Closed Block Division. Results for the first quarter of 2021 increased in comparison to the prior year period, primarily driven by higher net investment activity results, partially offset by an increase in the policyholder dividend obligation.

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

	March 31, 2021	December 31, 2020
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.4	$0.4
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	9.8	10.1
Dual currency and synthetic dual currency investments(2)	0.5	0.5
Total USD-equivalent equity foreign currency hedging instruments	10.3	10.6
Total foreign currency hedges	$10.7	$11.0
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $66.5 billion and $65.8 billion as of March 31, 2021 and December 31, 2020, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
(2)Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and USD-denominated interest income. The amounts shown represent the present value of future USD-denominated cash flows.

The USD-denominated investments that hedge the impact of foreign currency exchange rate movements on USD-equivalent earnings and shareholder return on equity from our Japanese insurance operations are reported within yen-based entities and, as a result, foreign currency exchange rate movements will impact their value reported within our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these USD-denominated investments reported within our yen-based Japanese insurance entities, and therefore negatively impact their equity and regulatory solvency margins, by having our Japanese insurance operations enter into currency hedging transactions with a subsidiary of Prudential Financial. These hedging strategies have the economic effect of moving the change in value of these USD-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our USD-based entities.

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

For our International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s expected USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the three months ended March 31, 2021, approximately 12% of the segment’s earnings were yen-based and, as of March 31, 2021, we have hedged 100%, 83% and 39% of expected yen-based earnings for 2021, 2022 and 2023, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Businesses’ results for 2021 and 2020 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 103 and 104 yen per USD, respectively. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended March 31,
	2021	2020
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$1	$12
PGIM	0	0
Impact of intercompany arrangements(1)	1	12
Corporate and Other:
Impact of intercompany arrangements(1)	(1)	(12)
Settlement gains (losses) on forward currency contracts(2)(3)	8	22
Net benefit (detriment) to Corporate and Other	7	10
Net impact on consolidated revenues and adjusted operating income	$8	$22

__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of March 31, 2021 and 2020, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.9 billion and $1.2 billion, respectively, of which $0.4 billion and $0.5 billion, respectively, were related to our Japanese insurance operations.
(3)Excludes impacts related to POK. Prior period amounts have been updated to conform to current period presentation. Effective second quarter of 2020, the intercompany arrangement for the Korean won between our International Businesses and Corporate and Other operations was terminated and the related hedges were repurposed in relation to the anticipated sale of POK. Effective second quarter of 2020, Korean won-denominated earnings for 2020 that were translated at fixed currency exchange rates of 1,090 Korean won per USD are excluded from the International Businesses and are included in the Divested and Run-off Businesses included in Corporate and Other.

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

In 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.3 billion as of both March 31, 2021 and December 31, 2020, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 11% of the $2.3 billion balance as of March 31, 2021 will be recognized throughout the remainder of 2021, approximately 12% will be recognized in 2022, and the remaining balance will be recognized from 2023 through 2051.

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

Market Performance - Equity and Interest Rate Assumptions

DAC, DSI and VOBA, associated with the variable and universal life policies of our Individual Life and International Businesses segments and the variable and fixed annuity contracts of our Individual Annuities and International Businesses segments, are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The quarterly adjustments for market performance reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity and variable life contracts, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity and variable life contracts and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2021, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.7% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2020 annual reviews and update of assumptions and other refinements, which were performed in the second quarter, we reduced our long-term expectation of the (i) 10-year U.S. Treasury rate by 50 basis points and now grade to a rate of 3.25% over ten years, and (ii) 10-year Japanese Government Bond yield by 30 basis points and now grade to a rate of 1.00% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon transition, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Business Update

•In the first quarter of 2021, we sold our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy, to our partner UBI Banca, which was acquired in 2020 by Intesa Sanpaolo Group, resulting in a pre-tax gain of $378 million. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating results(1):
Revenues	$1,314	$778
Expenses	663	614
Adjusted operating income	651	164
Realized investment gains (losses), net, and related adjustments	(2)	4
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(28)	(36)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$621	$132
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
Adjusted Operating Income

Adjusted operating income increased $487 million, primarily reflecting an increase in service, distribution and other revenues driven by a gain from the sale of our Pramerica SGR joint venture and higher asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation and strong investment performance. Also contributing to the increase were higher other related revenues, net of related expenses, primarily driven by the absence of co- and seed investment losses resulting from widening credit spreads in the prior year period and higher commercial mortgage origination revenue driven by higher loan production and profitability.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$348	$328
Retail customers(1)	302	229
General account	145	136
Total asset management fees	795	693
Other related revenues by source:
Incentive fees	27	18
Transaction fees	5	4
Co- and seed investments	5	(27)
Commercial mortgage(2)	45	27
Total other related revenues	82	22
Service, distribution and other revenues	437	63
Total revenues	$1,314	$778
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

Revenues increased $536 million. Service, distribution and other revenues increased primarily reflecting a gain from the sale of our Pramerica SGR joint venture, as discussed above. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation and strong investment performance. Other related revenues increased primarily driven by the absence of co- and seed investment losses resulting from widening credit spreads in the prior year period, and higher commercial mortgage origination revenue driven by higher loan production and profitability.

Expenses increased $49 million. This increase primarily reflects higher variable expenses associated with an increase in overall segment earnings and higher compensation expenses driven by business growth and certain long-term employee compensation plans tied to performance factors, partially offset by lower expenses related to travel and entertainment resulting from COVID-19.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated.

	March 31, 2021	December 31, 2020	March 31, 2020(1)
	(in billions)
Assets Under Management(2) (at fair value):
Public equity	$199.3	$202.4	$131.7
Public fixed income	951.8	1,004.5	882.0
Real estate	121.1	121.5	116.4
Private credit and other alternatives	103.5	106.5	95.9
Multi-asset	75.6	63.7	69.7
Total PGIM assets under management	$1,451.3	$1,498.6	$1,295.7

Assets under management within other reporting segments(3)	212.1	222.3	185.7
Total PFI assets under management	$1,663.4	$1,720.9	$1,481.4
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)“Public equity” represents stock ownership interest in a corporation or partnership (excluding hedge funds) or real estate investment trust. “Public fixed income” represents debt instruments that pay interest and usually have a maturity (excluding mortgages). “Real estate” includes direct real estate equity and real estate mortgages. “Private credit and other alternatives” includes private credit, private equity, hedge funds and other alternative strategies. “Multi-asset” includes funds or products that invest in more than one asset class, balancing equity and fixed income funds and target date funds.
(3)Primarily includes certain product-related assets in our U.S. Businesses and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

PGIM’s assets under management as of March 31, 2021 increased $156 billion in comparison to the prior year quarter, primarily reflecting market appreciation and strong investment performance, and decreased $47 billion in comparison to the prior quarter, primarily reflecting market depreciation.

The following table sets forth assets under management by source as of the dates indicated.

	March 31, 2021	December 31, 2020	March 31, 2020
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$591.8	$614.9	$524.8
Retail customers	381.0	372.0	282.4
General account	478.5	511.7	488.5
Total PGIM assets under management	$1,451.3	$1,498.6	$1,295.7

Assets under management within other reporting segments(2)	212.1	222.3	185.7
Total PFI assets under management	$1,663.4	$1,720.9	$1,481.4
__________
(1)“Institutional customers” consist of third-party institutional assets and group insurance contracts. “Retail customers” consist of individual mutual funds and variable annuities and variable life insurance separate account assets, funds invested in proprietary mutual funds through our defined contribution plan products, and third-party sub-advisory relationships. “General account” also includes fixed annuities and the fixed-rate accounts of variable annuities and variable life insurance.
(2)Primarily includes certain product-related assets in our U.S. Businesses and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated.

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020(1)	2021
	(in billions)
Beginning assets under management	$1,498.6	$1,331.0	$1,295.7
Institutional third-party flows	1.1	4.2	(0.1)
Retail third-party flows	4.4	(1.3)	22.9
Total third-party flows	5.5	2.9	22.8
Affiliated flows(2)	(3.4)	10.8	(22.7)
Market appreciation (depreciation)(3)	(43.3)	(63.7)	167.1
Foreign exchange rate impact	(7.4)	(1.8)	1.2
Net money market activity and other increases (decreases)	1.3	16.5	(12.8)
Ending assets under management	$1,451.3	$1,295.7	$1,451.3
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(3)Includes income reinvestment, where applicable.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of March 31, 2021, these assets decreased approximately $3 billion, primarily reflecting market depreciation and capital returned to investors, partially offset by private capital deployed.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in billions)
Private capital deployed:
Real estate debt and equity	$5.8	$4.3
Private credit and equity	2.1	2.4
Total private capital deployed	$7.9	$6.7

Co- and Seed Investments

The following table sets forth PGIM’s co- and seed investments at carrying value (including the value of derivative instruments used to mitigate equity market and currency risk) by asset class and source as of the dates indicated.

	March 31, 2021	December 31, 2020
	(in millions)
Co-Investments:
Public fixed income	$440	$489
Real estate	168	170
Private credit and other alternatives	25	26
Seed Investments:
Public equity	727	675
Public fixed income	339	356
Real estate	37	33
Private credit and other alternatives	90	79
Multi-asset	58	62
Total	$1,884	$1,890

The decrease of $6 million in co- and seed investments was primarily driven by a decrease in public fixed income reflecting fund redemptions and the impact of higher interest rates, partially offset by the impact of favorable equity markets on public equity and private credit and other alternatives.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated.

	Three Months Ended March 31, 2021
	2021	2020
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement	$623	$245
Group Insurance	(132)	44
Individual Annuities	444	373
Individual Life	(44)	(20)
Assurance IQ	(39)	(23)
Total U.S. Businesses	852	619
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	1,889	(240)
Charges related to realized investment gains (losses), net	(236)	(816)
Market experience updates	307	(940)
Other adjustments(1)	(13)	45
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$2,799	$(1,331)
________
(1)Represents adjustments not included in the above reconciling items. “Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted operating income for our U.S. Businesses increased by $233 million primarily due to:

•Higher net investment spread results driven by higher income on non-coupon investments; and

•Higher fee income, net of distribution expenses and other associated costs, in our Individual Annuities and Individual Life businesses.

•Partially offsetting these increases were lower underwriting results primarily driven by COVID-19 related mortality claims in our Individual Life and Group Insurance businesses, partially offset by favorable COVID-19 related mortality gains in our Retirement business.

Retirement

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating results:
Revenues	$2,591	$2,437
Benefits and expenses	1,968	2,192
Adjusted operating income	623	245
Realized investment gains (losses), net, and related adjustments	(480)	(21)
Charges related to realized investment gains (losses), net	13	(23)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$156	$202

Adjusted Operating Income

Adjusted operating income increased $378 million, driven by higher net investment spread results, primarily reflecting higher income on non-coupon investments, and a higher contribution from reserve experience resulting from COVID-19 related mortality gains.

Revenues, Benefits and Expenses

Revenues increased $154 million. This increase was driven by higher net investment income and higher other income, reflecting higher income on non-coupon investments.

Benefits and expenses decreased $224 million. Policyholders’ benefits, including the change in policy reserves, decreased as a result of more favorable reserve experience primarily driven by COVID-19 related mortality gains.

Account Values

Account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on most of our fee-based products varies with the level of fee-based account values as many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA and general and administrative expenses.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021
	(in millions)
Full Service:
Beginning total account value	$315,227	$272,448	$238,435
Deposits and sales	10,933	8,952	42,895
Withdrawals and benefits	(9,360)	(8,668)	(35,344)
Change in market value, interest credited and interest income and other activity	9,356	(34,297)	80,170
Ending total account value	$326,156	$238,435	$326,156
Institutional Investment Products:
Beginning total account value	$243,387	$227,596	$227,346
Additions(1)	9,760	6,893	25,336
Withdrawals and benefits	(5,642)	(5,510)	(18,420)
Change in market value, interest credited and interest income	(653)	2,435	5,766
Other(2)	644	(4,068)	7,468
Ending total account value	$247,496	$227,346	$247,496
__________
(1)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; unfunded longevity reinsurance contracts calculated as the present value of future projected benefits; investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust; and funding agreements issued.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2021 and 2020, “Other” activity also includes $722 million in receipts offset by $765 million in payments and $2,752 million in receipts offset by $2,536 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in Full Service account values for the three and twelve months ended March 31, 2021 reflected favorable changes in the market value of customer funds and increases in deposits and sales, net of withdrawals and benefits.

The increase in Institutional Investment Products account values for the three months ended March 31, 2021 reflected net additions primarily driven by pension risk transfer activity, including a large unfunded longevity reinsurance sale in the current quarter. Account values for the twelve months ended March 31, 2021 reflected net additions primarily driven by pension risk transfer activity, including a large unfunded longevity reinsurance sale in the current quarter, a favorable change in the market value of account values, and an increase in other activity primarily driven by the positive impact of foreign exchange rate changes.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Operating results:
Revenues	$1,556	$1,424
Benefits and expenses	1,688	1,380
Adjusted operating income	(132)	44
Realized investment gains (losses), net, and related adjustments	(34)	81
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(166)	$125
Benefits ratio(1)(3):
Group life	104.2%	88.4%
Group disability	80.5%	76.0%
Total Group Insurance	99.0%	85.6%
Administrative operating expense ratio(2)(3):
Group life	10.8%	12.4%
Group disability	32.2%	24.8%
Total Group Insurance	15.8%	15.1%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(3)The benefit and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Adjusted operating income decreased $176 million, primarily reflecting lower underwriting results in our group life business driven by unfavorable claim experience mostly due to COVID-19 impacts on non-experience-rated contracts, and less favorable underwriting results in our group disability business driven by a less favorable impact from claim experience on long-term disability contracts.

Revenues, Benefits and Expenses

Revenues increased $132 million. The increase primarily reflected higher premiums and policy charges and fee income driven by lower premium returns in our group life business due to COVID-19 impacts on experience-rated contracts, with offsets in policyholders’ benefits and changes in reserves, as discussed below, as well as growth in our group life and group disability businesses.

Benefits and expenses increased $308 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, including increases in our group life business mostly due to COVID-19 impacts on experience- and non-experience-rated contracts, and increases in our group disability business driven by a less favorable impact from claim experience on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Annualized new business premiums(1):
Group life	$175	$173
Group disability	120	108
Total	$295	$281

__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended March 31, 2021 increased $14 million compared to the prior year period, primarily driven by higher sales in our group disability business within the existing Premier and National client base.

Individual Annuities

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating results:
Revenues	$1,199	$1,148
Benefits and expenses	755	775
Adjusted operating income	444	373
Realized investment gains (losses), net, and related adjustments	2,555	(865)
Charges related to realized investment gains (losses), net	(407)	(375)
Market experience updates	176	(646)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$2,768	$(1,513)

Adjusted Operating Income

Adjusted operating income increased $71 million primarily driven by higher net investment spread results reflecting higher income on non-coupon investments and higher fee income, net of distribution expenses and other associated costs, resulting from higher average separate account values due to favorable equity markets, partially offset by net outflows, certain products reaching contractual milestones for fee tier reduction and product mix changes. Also contributing to the increase were lower operating expenses, primarily due to cost savings initiatives.

Revenues, Benefits and Expenses

Revenues increased $51 million primarily driven by higher net investment income reflecting higher income on non-coupon investments, and higher policy charges and fee income reflecting higher average separate account values due to favorable equity markets, partially offset by net outflows, certain products reaching contractual milestones for fee tier reduction and product mix changes. Also contributing to the increase were higher asset management and services fees, with offsets in general and administrative expenses, as described below.

Benefits and expenses decreased $20 million primarily driven by lower interest expense, partially offset by higher general and administrative expenses, net of capitalization, driven by higher distribution and asset management expenses reflecting higher average separate account values, partially offset by lower operating expenses, as discussed above.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$176,280	$169,681	$143,976
Sales	1,855	1,927	6,743
Full surrenders and death benefits	(2,492)	(2,519)	(7,818)
Sales, net of full surrenders and death benefits	(637)	(592)	(1,075)
Partial withdrawals and other benefit payments	(1,429)	(1,399)	(5,221)
Net flows	(2,066)	(1,991)	(6,296)
Change in market value, interest credited and other activity	3,142	(22,822)	42,324
Policy charges	(914)	(892)	(3,562)
Ending total account value	$176,442	$143,976	$176,442
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $170.6 billion and $139.0 billion as of March 31, 2021 and 2020, respectively. Fixed annuity account values were $5.8 billion and $4.9 billion as of March 31, 2021 and 2020, respectively.

Sales, net of full surrenders and death benefits, for the three months ended March 31, 2021 declined in comparison to the prior year period. Sales in the current quarter reflect the product pivot strategy and consisted largely of indexed variable annuities, as sales of traditional variable annuities with guaranteed living benefit riders have been discontinued as of December 31, 2020.

The increase in account values for the twelve months ended March 31, 2021 was driven by market value appreciation, partially offset by net outflows and policy charges on contractholder accounts.

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

i.Product Design Features:

A portion of the variable annuity contracts that we offered include an automatic rebalancing feature, also referred to as an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The objective of the automatic rebalancing feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of purchase payments, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

ii.Asset Liability Management (“ALM”) Strategy (including fixed income instruments and derivatives):

We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes.

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

The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) in order to maximize protection irrespective of the possibility of our own default, as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy as of the periods indicated:

	March 31, 2021	December 31, 2020
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables	$11,194	$18,537
NPR adjustment, net of reinsurance recoverables	3,219	4,103
Subtotal	14,413	22,640
Adjustments including risk margins and valuation methodology differences	(3,034)	(5,080)
Economic liability managed through the ALM strategy	$11,379	$17,560

As of March 31, 2021, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

Under our ALM strategy, we expect differences in the U.S. GAAP net income impact between the changes in value of the fixed income instruments (either designated as available-for-sale or designated as trading) and derivatives as compared to the changes in the embedded derivative liability these assets support. These differences can be primarily attributed to three distinct areas:

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

•Different accounting treatment between liabilities and assets supporting those liabilities. Under U.S. GAAP, changes in the fair value of the embedded derivative liability, derivative instruments and fixed income instruments designated as trading are immediately reflected in net income, while changes in the fair value of fixed income instruments that are designated as available-for-sale are recorded as unrealized gains (losses) in other comprehensive income.

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

	Three Months Ended March 31,
	2021	2020
	(in millions)(1)
Results excluded from adjusted operating income:
Change in value of U.S. GAAP liability, pre-NPR(2)	$8,392	$(20,538)
Change in the NPR adjustment	(884)	6,599
Change in fair value of hedge assets, excluding capital hedges(3)	(4,992)	11,954
Change in fair value of capital hedges(4)	(295)	952
Other	334	168
Realized investment gains (losses), net, and related adjustments	2,555	(865)
Market experience updates(5)	176	(646)
Charges related to realized investment gains (losses), net	(407)	(375)
Total results excluded from adjusted operating income(6)	$2,324	$(1,886)

__________
(1)Positive amounts represent income; negative amounts represent a loss.
(2)Represents the change in the liability (excluding NPR) for our variable annuities living benefit guarantees which is measured utilizing a valuation methodology that is required under U.S. GAAP. This liability includes such items as risk margins which are required by U.S. GAAP but not included in our best estimate of the liability.
(3)Represents the change in fair value of the derivatives utilized to hedge potential claims associated with our variable annuity living benefit guarantees.
(4)Represents the changes in fair value of equity derivatives of the capital hedge program intended to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets.
(5)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability.
(6)Excludes amounts from the change in unrealized gains and losses on fixed income instruments recorded in OCI (versus net income) of $(1,870) million, and $1,706 million for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, the gain of $2,324 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to rising interest rates and favorable equity market performance, as well as favorable market experience updates from the impact of favorable equity markets and higher interest rates. These impacts were partially offset by an unfavorable NPR adjustment driven by higher interest rates and losses associated with our capital hedge program.
For the three months ended March 31, 2020, the loss of $1,886 million was driven by an unfavorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to widening credit spreads, declining interest rates, and unfavorable equity market performance, as well as unfavorable market experience updates from the impact of unfavorable equity markets and lower interest rates. These impacts were partially offset by a favorable NPR adjustment driven by widening credit spreads and gains associated with our capital hedge program.
Product Specific Risks and Risk Mitigants
As noted above, the risks associated with our products are mitigated through product design features, including automatic rebalancing, as well as through our ALM strategy and external reinsurance. The following table sets forth the risk management profile of our living benefit guarantees and guaranteed minimum death benefit (“GMDB”) features as of the periods indicated:

	March 31, 2021		December 31, 2020		March 31, 2020
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$111,948	66%	$112,177	66%	$92,692	67%
ALM strategy only(3)	7,362	4%	7,410	4%	6,188	4%
Automatic rebalancing only	617	1%	634	1%	644	1%
External reinsurance(4)	3,201	2%	3,173	2%	2,617	2%
PDI	17,122	10%	18,540	11%	15,802	11%
Other products	2,487	1%	2,492	1%	1,955	1%
Total living benefit/GMDB features	$142,737		$144,426		$119,898
GMDB features and other(5)	27,893	16%	26,120	15%	19,149	14%
Total variable annuity account value	$170,630		$170,546		$139,047
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

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating results:
Revenues	$1,635	$1,530
Benefits and expenses	1,679	1,550
Adjusted operating income	(44)	(20)
Realized investment gains (losses), net, and related adjustments	(152)	565
Charges related to realized investment gains (losses), net	158	(418)
Market experience updates	131	(294)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$93	$(167)

    Adjusted Operating Income

Adjusted operating income decreased $24 million, primarily reflecting lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims. This decrease was partially offset by higher net investment spread results driven by higher income on non-coupon investments.

Revenues, Benefits and Expenses

Revenues increased $105 million. This increase was primarily driven by higher income on non-coupon investments and higher net investment income due to higher average invested assets, partially offset by lower investment yields. The increase also reflected higher policy charges and fee income driven by business growth.

Benefits and expenses increased $129 million. This increase reflected higher policyholders’ benefits driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, partially offset by lower operating expenses resulting from cost savings initiatives.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$6	$25	$31	$6	$34	$40
Guaranteed Universal Life(1)	0	12	12	2	27	29
Other Universal Life(1)	2	13	15	7	23	30
Variable Life	28	118	146	20	68	88
Total	$36	$168	$204	$35	$152	$187
__________
(1)Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 0% and 5% of Guaranteed Universal Life and 2% and 7% of Other Universal Life annualized new business premiums for the three months ended March 31, 2021 and 2020, respectively.

Total annualized new business premiums for the three months ended March 31, 2021 increased $17 million compared to the prior year period, driven by higher sales of variable life products as a result of pricing actions, partially offset by lower sales across all other products.

Assurance IQ
Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating results:
Revenues	$108	$60
Expenses	147	83
Adjusted operating income	(39)	(23)
Other adjustments(1)	(13)	45
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(52)	$22
 __________
(1)“Other adjustments” include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Adjusted operating income decreased $16 million, reflecting an increase in operating expenses supporting business growth, partially offset by higher net revenues primarily related to the Medicare and Life product lines.

Revenues and Expenses

Revenues increased $48 million, primarily due to commissions and case referral revenues from the Medicare product line, driven by business growth and from a strategic shift by the business to emphasize Medicare products, as well as from higher case referral sales in the Life product line. Expenses increased $64 million, driven by higher marketing and distribution costs primarily related to the Medicare product line, and higher general and administrative operating expenses supporting business growth.

International Businesses

Business Updates

•In the first quarter of 2021, the Company acquired a 24% interest (through a private equity limited partnership managed by LeapFrog Investments) in ICEA LION, a Kenya-based insurer and asset manager, for approximately $100 million. This investment is consistent with the Company’s strategic focus internationally on higher-growth emerging markets, and furthers the partnership’s specific objective to identify and make strategic investments in high quality financial services companies in selected African geographies.

•In the third quarter of 2020, the Company entered into a definitive agreement with Taishin Financial Holding Co, Ltd., a Taiwanese financial services provider, to sell Prudential Life Insurance Company of Taiwan Inc. (“POT”) for cash consideration of approximately $195 million at then current exchange rates, to be paid at closing, and contingent consideration with a fair value of approximately $30 million at March 31, 2021. If regulatory approvals are obtained and customary closing conditions are satisfied, we expect the transaction to close in 2021.

Beginning in the third quarter of 2020, we reported our investment in POT as “held for sale” and have cumulatively recognized an approximate $390 million after-tax charge to earnings, through March 31, 2021, to adjust the carrying value of POT to the fair market value reflected in the purchase price (see Note 1 to the Consolidated Financial Statements for additional information). Also, effective in the third quarter of 2020, the results of this business and the impact of its anticipated sale were reflected in the Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. We intend to use the proceeds of the transaction for general corporate purposes.

Operating Results

The results of our International Businesses’ operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. To provide a better understanding of operating performance within the International Businesses, where indicated below, we have analyzed our results of operations excluding the effect of the year over year change in foreign currency exchange rates. Our results of operations, excluding the effect of foreign currency fluctuations, were derived by translating foreign currencies to USD at uniform exchange rates for all periods presented, including for constant dollar information discussed below. For our Japan operations, we used an exchange rate of 103 yen per USD, which was determined in connection with the foreign currency income hedging program discussed in “—Results of Operations—Impact of Foreign Currency Exchange Rates” above. In addition, for constant dollar information discussed below, activity denominated in USD is generally reported based on the amounts as transacted in USD. Annualized new business premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

The following table sets forth the International Businesses’ operating results for the periods indicated.

	Three Months Ended March 31,
	2021	2020(1)
	(in millions)
Operating results:
Revenues:
Life Planner	$2,930	$2,718
Gibraltar Life and Other	3,001	2,918
Total revenues	5,931	5,636
Benefits and expenses:
Life Planner	2,466	2,356
Gibraltar Life and Other	2,594	2,584
Total benefits and expenses	5,060	4,940
Adjusted operating income:
Life Planner	464	362
Gibraltar Life and Other	407	334
Total adjusted operating income	871	696
Realized investment gains (losses), net, and related adjustments	(789)	575
Charges related to realized investment gains (losses), net	(14)	(7)
Market experience updates	0	(6)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(22)	4
Income (loss) before income taxes and equity in earnings of operating joint ventures	$46	$1,262
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

Adjusted Operating Income

Adjusted operating income from our Life Planner operations increased $102 million, including a net unfavorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Life Planner operations increased $105 million primarily reflecting more favorable underwriting results due to the growth of business in force in our Japan and Brazil operations, and favorable impacts from mortality and policyholder experience. Also contributing to the increase were higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields.

Adjusted operating income from our Gibraltar Life and Other operations increased $73 million, including a net $0 million impact from currency fluctuations, inclusive of the currency hedging program discussed above, primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were higher earnings from our joint venture investments, as well as more favorable underwriting results primarily due to favorable policyholder experience.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations increased $212 million, including a net favorable impact of $5 million from currency fluctuations. Excluding this item, revenues increased $207 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $110 million, including a net unfavorable impact of $8 million from currency fluctuations. Excluding this item, benefits and expenses increased $102 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force, partially offset by favorable impacts from mortality and policyholder experience.

Revenues from our Gibraltar Life and Other operations increased $83 million, including a net favorable impact of $46 million from currency fluctuations. Excluding this item, revenues increased $37 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase was higher other income driven by a favorable impact from our joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations increased $10 million, including a net unfavorable impact of $46 million from currency fluctuations. Excluding this item, benefits and expenses decreased $36 million, primarily driven by lower policyholders’ benefits, including changes in reserves.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended March 31,
	2021	2020(1)
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$248	$303
Gibraltar Life and Other	258	307
Total	$506	$610
On a constant exchange rate basis:
Life Planner	$259	$306
Gibraltar Life and Other	259	309
Total	$518	$615
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

	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020(1)
	Life	Accident & Health	Retirement(2)	Annuity	Total	Life	Accident & Health	Retirement(2)	Annuity	Total
	(in millions)
Life Planner	$142	$19	$98	$0	$259	$164	$21	$121	$0	$306
Gibraltar Life and Other:
Life Consultants	$73	$7	$9	$16	$105	$83	$9	$18	$22	$132
Banks(3)	100	0	3	15	118	120	0	10	2	132
Independent Agency	18	1	16	1	36	21	1	21	2	45
Subtotal	191	8	28	32	259	224	10	49	26	309
Total	$333	$27	$126	$32	$518	$388	$31	$170	$26	$615
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
(2)Includes retirement income, endowment and savings variable universal life.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 8% and 67%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2021, and 4% and 67%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2020.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $47 million, primarily driven by lower sales due to COVID-19 impacts on distribution, as well as lower sales of USD-denominated products resulting from pricing increases in the third quarter of 2020.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $50 million. Life Consultants sales decreased $27 million, primarily driven by COVID-19 impacts on distribution and lower sales of USD-denominated protection and retirement products resulting from pricing increases in the third quarter of 2020. Bank channel and Independent Agency sales decreased $14 million and $9 million, respectively, primarily driven by COVID-19 impacts on distribution and lower sales of USD-denominated products resulting from pricing increases in the third quarter of 2020.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2021	2020(1)
	(in millions)
Operating results:
Interest expense on debt(2)	$(208)	$(219)
Investment income(2)	36	49
Pension and employee benefits	62	50
Other corporate activities(3)	(176)	(222)
Adjusted operating income	(286)	(342)
Realized investment gains (losses), net, and related adjustments	166	(40)
Charges related to realized investment gains (losses), net	11	21
Market experience updates	(3)	8
Divested and Run-off Businesses	30	(69)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(4)	22
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(86)	$(400)
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
(3)Includes consolidating adjustments.

The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $56 million. Net charges from other corporate activities decreased $46 million primarily reflecting lower expenses. Also contributing to the decrease were favorable results of $12 million from pension and employee benefits, primarily driven by higher income from our qualified pension plan as a result of incurring lower interest costs on plan obligations, as well as an $11 million decrease from interest expense on debt, primarily reflecting lower average interest rates. These decreases were partially offset by lower investment income of $13 million, primarily driven by lower income on both highly liquid assets and coupon investments due to lower investment yields, partially offset by higher income on non-coupon investments.

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

	Three Months Ended March 31,
	2021	2020
	(in millions)
Long-Term Care	$3	$81
Other(1)	27	(150)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$30	$(69)

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

Long-Term Care. Results for the first quarter of 2021 decreased $78 million compared to the prior year period driven by an unfavorable impact from changes in the market value of derivatives used for duration management. This decrease was partially offset by a favorable impact from changes in the market value of equity securities, and higher underwriting results driven by favorable policy and claim experience.

Other. Results for both the first quarter of 2021 and the first quarter of 2020 primarily reflect the results of POT and the impact of its anticipated sale, while results for the prior year period also include the results of POK and the impact of its sale. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

As of March 31, 2021, the excess of actual cumulative earnings over the expected cumulative earnings was $3,166 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $3,244 million at March 31, 2021, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
U.S. GAAP results:
Revenues	$1,365	$677
Benefits and expenses	1,331	678
Income (loss) before income taxes and equity in earnings of operating joint ventures	$34	$(1)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income (loss) before income taxes and equity in earnings of operating joint ventures increased $35 million. Net investment activity results increased primarily reflecting higher other income driven by favorable changes in the value of equity securities, partially offset by a decrease in realized investment gains driven by unfavorable changes in the fair value of derivatives used in risk management activities. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2021 dividend scale and run-off of the business in force. As a result of the above and other variances, a $246 million increase in the policyholder dividend obligation was recorded in the first quarter of 2021, compared to a $483 million reduction in the first quarter of 2020. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Revenues increased $688 million primarily driven by an increase in other income, partially offset by a decrease in net realized investment gains, and lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses increased $653 million primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Retirement:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(435)	$(289)
Change in experience-rated contractholder liabilities due to asset value changes	438	327
Gains (losses), net, on experienced rated contracts(1)(2)	$3	$38
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$180	$(336)
Change in experience-rated contractholder liabilities due to asset value changes	(180)	336
Gains (losses), net, on experienced rated contracts	$0	$0
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(255)	$(625)
Change in experience-rated contractholder liabilities due to asset value changes	258	663
Gains (losses), net, on experienced rated contracts(1)(2)	$3	$38
__________
(1)Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million and $14 million as of March 31, 2021 and 2020, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are an increase of $11 million and a decrease of $37 million for the three months ended March 31, 2021 and 2020, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of March 31, 2021				As of December 31, 2020
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$339,679	$5,105	$38,917	$1,167	$370,681	$5,005	$42,224	$1,038
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	21,302	776	0	0	21,414	615	0	0
Equity securities	2,296	0	0	0	2,043	0	0	0
All other(2)	398	20	0	0	619	20	0	0
Subtotal	23,996	796	0	0	24,076	635	0	0
Fixed maturities, trading	5,932	230	270	12	3,636	230	278	13
Equity securities	5,785	632	2,563	96	5,653	576	2,345	84
Commercial mortgage and other loans	500	0	0	0	1,092	0	0	0
Other invested assets(3)	2,225	378	0	0	2,268	366	3	0
Short-term investments	4,207	342	97	54	6,222	146	88	31
Cash equivalents	6,382	4	619	0	5,241	1	241	0
Other assets	144	144	0	0	268	268	0	0
Separate account assets	302,905	1,306	0	0	304,270	1,821	0	0
Total assets	$691,755	$8,937	$42,466	$1,329	$723,407	$9,048	$45,179	$1,166
Future policy benefits	$11,314	$11,314	$0	$0	$18,879	$18,879	$0	$0
Policyholders’ account balances	2,171	2,171	0	0	1,914	1,914	0	0
Other liabilities(3)	1,152	0	3	0	385	0	0	0
Total liabilities	$14,637	$13,485	$3	$0	$21,178	$20,793	$0	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.3% and 3.1%, respectively, as of March 31, 2021, and 1.3% and 2.6%, respectively, as of December 31, 2020.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.6 billion of public fixed maturities as of March 31, 2021, with values primarily based on indicative broker quotes, and approximately $4.6 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

For additional information about the valuation techniques and the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	March 31, 2021
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$280,849	61.7%	$26,863	$307,712
Public, held-to-maturity, at amortized cost, net of allowance	1,608	0.4	0	1,608
Private, available-for-sale, at fair value	58,268	12.8	12,054	70,322
Private, held-to-maturity, at amortized cost, net of allowance	193	0.1	0	193
Fixed maturities, trading, at fair value	5,732	1.3	271	6,003
Assets supporting experience-rated contractholder liabilities, at fair value	24,027	5.3	0	24,027
Equity securities, at fair value	5,227	1.1	2,563	7,790
Commercial mortgage and other loans, at book value, net of allowance	55,738	12.3	8,297	64,035
Policy loans, at outstanding balance	7,006	1.4	3,984	10,990
Other invested assets, net of allowance(1)	11,174	2.5	3,730	14,904
Short-term investments, net of allowance	5,135	1.1	132	5,267
Total general account investments	454,957	100.0%	57,894	512,851
Invested assets of other entities and operations(2)	5,978		0	5,978
Total investments	$460,935		$57,894	$518,829

	December 31, 2020
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$309,813	63.7%	$29,475	$339,288
Public, held-to-maturity, at amortized cost, net of allowance	1,719	0.4	0	1,719
Private, available-for-sale, at fair value	60,224	12.4	12,749	72,973
Private, held-to-maturity, at amortized cost, net of allowance	211	0.1	0	211
Fixed maturities, trading, at fair value	3,425	0.7	277	3,702
Assets supporting experience-rated contractholder liabilities, at fair value	24,115	5.0	0	24,115
Equity securities, at fair value	5,108	1.1	2,345	7,453
Commercial mortgage and other loans, at book value, net of allowance	55,892	11.5	8,421	64,313
Policy loans, at outstanding balance	7,207	1.5	4,064	11,271
Other invested assets, net of allowance(1)	10,716	2.1	3,610	14,326
Short-term investments, net of allowance	7,640	1.5	124	7,764
Total general account investments	486,070	100.0%	61,065	547,135
Invested assets of other entities and operations(2)	6,485		0	6,485
Total investments	$492,555		$61,065	$553,620
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2021 was primarily due to an increase in interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of March 31, 2021 and December 31, 2020, 44% and 43%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$142,899	$154,261
Public, held-to-maturity, at amortized cost, net of allowance	1,608	1,719
Private, available-for-sale, at fair value	20,955	21,748
Private, held-to-maturity, at amortized cost, net of allowance	193	211
Fixed maturities, trading, at fair value	530	550
Assets supporting experience-rated contractholder liabilities, at fair value	3,255	3,149
Equity securities, at fair value	2,186	2,134
Commercial mortgage and other loans, at book value, net of allowance	20,026	19,915
Policy loans, at outstanding balance	2,905	3,078
Other invested assets(1)	2,745	3,045
Short-term investments, net of allowance	775	438
Total Japanese general account investments	$198,077	$210,248
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first three months of 2021 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income and portfolio growth as a result of net business inflows.

As of March 31, 2021, our Japanese insurance operations had $85.1 billion, at carrying value, of investments denominated in U.S. dollars, including $1.9 billion that were hedged to yen through third-party derivative contracts and $71.0 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2020, our Japanese insurance operations had $89.2 billion, at carrying value, of investments denominated in U.S. dollars, including $1.8 billion that were hedged to yen through third-party derivative contracts and $74.8 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $4.1 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2020 was primarily attributable to an increase in U.S. treasury bond rates, partially offset by reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $9.8 billion and $10.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2021 and December 31, 2020, respectively. The $0.4 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2020 was primarily attributable to the increase in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Investment Results

The following tables set forth the investment results of our general account apportioned between PFI excluding the Closed Block division, and the Closed Block division, for the periods indicated. The yields are based on net investment income as reported under U.S. GAAP and as such do not include certain interest-related items, such as settlements of duration management swaps which are included in “Realized investment gains (losses), net.”

	Three Months Ended March 31, 2021
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.51%	$1,787	2.67%	$969	3.63%	$2,756	$364	$3,120
Assets supporting experience-rated contractholder liabilities	2.84	148	1.14	9	2.61	157	0	157
Equity securities	0.87	7	0.80	4	0.84	11	12	23
Commercial mortgage and other loans	3.84	342	3.73	186	3.80	528	85	613
Policy loans	4.95	51	4.76	35	4.87	86	58	144
Short-term investments and cash equivalents	0.30	8	0.34	1	0.30	9	0	9
Gross investment income	4.02	2,343	2.76	1,204	3.48	3,547	519	4,066
Investment expenses	(0.14)	(70)	(0.13)	(56)	(0.13)	(126)	(31)	(157)
Investment income after investment expenses	3.88%	2,273	2.63%	1,148	3.35%	3,421	488	3,909
Other invested assets(3)		256		93		349	98	447
Investment results of other entities and operations(4)		26		0		26	0	26
Total investment income		$2,555		$1,241		$3,796	$586	$4,382

	Three Months Ended March 31, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.52%	$1,895	2.76%	$946	3.73%	$2,841	$399	$3,240
Assets supporting experience-rated contractholder liabilities	3.39	160	3.20	21	3.37	181	0	181
Equity securities	2.00	11	1.10	6	1.57	17	12	29
Commercial mortgage and other loans	4.01	355	3.99	189	4.00	544	93	637
Policy loans	5.12	63	3.99	29	4.70	92	61	153
Short-term investments and cash equivalents	1.28	71	1.62	7	1.31	78	3	81
Gross investment income	4.06	2,555	2.90	1,198	3.60	3,753	568	4,321
Investment expenses	(0.12)	(85)	(0.14)	(68)	(0.13)	(153)	(43)	(196)
Investment income after investment expenses	3.94%	2,470	2.76%	1,130	3.47%	3,600	525	4,125
Other invested assets(3)		81		(27)		54	20	74
Investment results of other entities and operations(4)		3		0		3	0	3
Total investment income		$2,554		$1,103		$3,657	$545	$4,202
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
(5)The total yield was 3.42% and 3.55% for the three months ended March 31, 2021 and 2020, respectively.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily the result of lower fixed income reinvestment rates.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $57.4 billion and $51.9 billion for the three months ended March 31, 2021 and 2020, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.5 billion and $7.9 billion for the three months ended March 31, 2021 and 2020, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Charges related to realized investment gains (losses), net” and adjustments, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$11	$(150)
Write-downs on fixed maturities (1)	0	(72)
Net gains (losses) on sales and maturities	1,050	311
Fixed maturity securities(2)	1,061	89
Commercial mortgage and other loans	10	6
Derivatives	842	1,109
OTTI losses on other invested assets recognized in earnings	(9)	0
(Addition to) release of allowance for credit losses on other invested assets	(1)	(4)
Other net gains (losses)	65	(3)
Other	55	(7)
Subtotal	1,968	1,197
Investment results of other entities and operations(3)	39	214
Total — PFI excluding Closed Block Division	$2,007	$1,411
Related adjustments(4)	$(743)	$(1,112)
Realized investment gains (losses), net, and related adjustments	1,264	299
Charges related to realized investment gains (losses), net(4)	(239)	(802)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$1,025	$(503)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(7)	$(8)
Write-downs on fixed maturities (1)	0	(19)
Net gains (losses) on sales and maturities	161	96
Fixed maturity securities(2)	154	69
Commercial mortgage and other loans	1	4
Derivatives	(82)	184
Other net gains (losses)	(1)	(1)
Other	(1)	(1)
Subtotal — Closed Block Division	72	256
Consolidated PFI realized investment gains (losses), net	$2,079	$1,667
__________
(1)Amounts represent write-downs of credit adverse securities, write-downs on securities approaching maturities related to foreign exchange movements and securities actively marketed for sale.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.
(4)Prior period amounts have been updated to conform to current period presentation.

Net gains on sales and maturities of fixed maturity securities were $1,050 million for the first quarter of 2021 primarily driven by sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments. Net gains on sales and maturities of fixed maturity securities were $311 million for the first quarter of 2020 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments.

For the first quarter of 2021, the $11 million release of allowance for credit losses for fixed maturities was due to modifications on public securities within the energy sector, partially offset by an addition to the allowance for credit losses within the energy, utilities and consumer cyclical sectors. In the first quarter of 2020, the $150 million addition to allowance for credit losses for fixed maturities was concentrated in the energy and communications sectors within corporate securities and foreign government securities. This credit loss allowance was primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Net realized gains on derivative instruments of $842 million, for the first quarter of 2021 primarily included:

•$2,874 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;

Partially offsetting these gains were:

•$1,727 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates; and
•$331 million of losses on capital hedges due to increases in equity indices.

Net realized gains on derivative instruments of $1,109 million for the first quarter of 2020 primarily included:

•$2,355 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;
•$1,113 million of gains on capital hedges due to decreases in equity indices;
•$1,001 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the euro and British pound and due to USD interest rates declining more than foreign rates; and
•$33 million of gains for fees earned on fee-based synthetic GICs;

Partially offsetting these gains were:

•$3,390 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$41 million of losses on credit default swaps primarily due to spreads widening.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. Results for the first quarter of 2021 and 2020 reflected net negative related adjustments of $743 million and $1,112 million, respectively. Both periods’ results were primarily driven by changes in the fair value of equity securities and fixed income securities designated as trading, as well as settlements and changes in value of derivatives.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the first quarter of 2021 and 2020 reflected net related charges of $239 million and $802 million, respectively. Both periods’ results were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves.

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

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities that require special scrutiny and management. For private placements, our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly. Our public and private fixed maturity investment managers formally review all public and private fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances and/or company or industry-specific concerns.

For LPs/LLCs accounted for using the equity method and for wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19

A continued impact of COVID-19 on the global economy and corporate credit may result in losses and credit migration in our investment portfolio. Due to the highly uncertain nature of these conditions, it is not possible to estimate the overall impacts at this time. We believe our investment portfolio has been diligently constructed with a strong focus on ALM discipline, risk management, and capital preservation; and although certain industries will likely be more impacted by COVID-19 driven market conditions, we expect to benefit from our experience in managing highly specialized asset classes through multiple credit cycles. The following represents certain sectors in our investment portfolio that were impacted by COVID-19.
Energy Related Investments
As of March 31, 2021, PFI excluding the Closed Block division had energy related exposure with a market value of $13 billion including a net unrealized gain of approximately $1 billion, which was reflected in AOCI. This $13 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and was comprised of the midstream (44%), independent energy (24%), integrated energy (20%), oil field services (6%) and refining (6%) sub-sectors. As of March 31, 2021, the credit quality of energy sector fixed maturity securities was 87% investment grade and 13% below investment grade. Energy related investment realized gains were approximately $28 million primarily due to a release of allowance for credit losses for the quarter ended March 31, 2021.
Consumer Cyclical Related Investments
As of March 31, 2021, PFI excluding the Closed Block division had consumer cyclical related exposure with a market value of approximately $12 billion and a net unrealized gain of approximately $1 billion, which was reflected in AOCI. This $12 billion represented investments in public and private corporate fixed maturity securities (excluding trading securities) and included exposures in retail (39%), automotive (21%), restaurants (8%), leisure (7%), gaming (5%) and lodging (2%). As of March 31, 2021, the credit quality of consumer cyclical sector fixed maturity securities was 75% investment grade and 25% below investment grade. For additional information regarding “—Retail Related Investments,” see below.
Retail Related Investments

As of March 31, 2021, PFI excluding the Closed Block division had retail-related investments of approximately $13 billion consisting primarily of $6 billion of corporate fixed maturities of which 90% were investment grade (also included in “—Consumer Cyclical Related Investments”); $6 billion of commercial mortgage loans with a weighted-average loan-to-value ratio of approximately 57% and weighted-average debt service coverage ratio of 2.15 times; and $1 billion of real estate held through direct ownership and real estate-related LPs/LLCs. In addition, we held approximately $11 billion of commercial mortgage-backed securities, of which approximately 99% and 1% were rated AAA (super senior) and AA to A, respectively, and comprised of diversified collateral pools. Approximately 30% of the collateral pools were comprised of retail-related investments, with no pools solely collateralized by retail-related investments. For additional information regarding commercial mortgage-backed securities, see “—Fixed Maturity Securities—Fixed Maturity Securities Credit Quality” below.
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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	March 31, 2021					December 31, 2020
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$37,669	$3,174	$256	$0	$40,587	$37,577	$5,240	$70	$0	$42,747
Consumer non-cyclical	28,983	3,169	317	0	31,835	28,891	5,085	52	0	33,924
Utility	24,352	2,662	221	17	26,776	24,235	4,504	60	11	28,668
Capital goods	13,718	1,302	131	0	14,889	13,711	1,947	49	2	15,607
Consumer cyclical	10,582	1,019	68	11	11,522	11,196	1,536	52	13	12,667
Foreign agencies	5,475	721	37	0	6,159	5,323	903	11	0	6,215
Energy	12,145	1,097	132	30	13,080	12,257	1,583	118	58	13,664
Communications	5,979	938	50	39	6,828	6,013	1,343	35	22	7,299
Basic industry	6,166	629	44	0	6,751	5,895	914	17	0	6,792
Transportation	9,926	1,006	55	0	10,877	10,067	1,568	40	0	11,595
Technology	4,398	281	53	0	4,626	3,717	381	14	0	4,084
Industrial other	4,397	466	57	0	4,806	4,485	778	21	0	5,242
Total corporate securities	163,790	16,464	1,421	97	178,736	163,367	25,782	539	106	188,504
Foreign government(2)	88,481	13,646	321	0	101,806	93,521	16,229	236	0	109,514
Residential mortgage-backed(3)	2,822	162	15	0	2,969	2,572	198	0	0	2,770
Asset-backed	10,734	142	7	0	10,869	11,584	137	67	0	11,654
Commercial mortgage-backed	10,205	574	30	0	10,749	10,296	883	8	0	11,171
U.S. Government	18,800	3,931	209	0	22,522	25,959	8,348	15	0	34,292
State & Municipal	9,978	1,514	26	0	11,466	10,142	1,991	1	0	12,132
Total fixed maturities, available-for-sale(4)	$304,810	$36,433	$2,029	$97	$339,117	$317,441	$53,568	$866	$106	$370,037
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of March 31, 2021 and December 31, 2020, based on amortized cost, 85% and 86%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% of the balance.
(3)As of both March 31, 2021 and December 31, 2020, based on amortized cost, 97% were rated A or higher.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The decrease in net unrealized gains from December 31, 2020 to March 31, 2021 was primarily due to an increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	March 31, 2021					December 31, 2020
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$612	$60	$0	$672	$7	$651	$67	$0	$718	$9
Basic industry	82	1	0	83	0	87	2	0	89	0
Total corporate securities	694	61	0	755	7	738	69	0	807	9
Foreign government(2)	872	239	0	1,111	0	935	270	0	1,205	0
Residential mortgage-backed(3)	242	17	0	259	0	266	20	0	286	0
Total fixed maturities, held-to-maturity(4)	$1,808	$317	$0	$2,125	$7	$1,939	$359	$0	$2,298	$9
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both March 31, 2021 and December 31, 2020, based on amortized cost, 98% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of both March 31, 2021 and December 31, 2020, based on amortized cost, all were rated A or higher.
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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2021					December 31, 2020
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$216,471	$28,298	$1,242	$0	$243,527	$229,951	$41,311	$381	$0	$270,881
2	69,860	6,930	502	0	76,288	68,458	10,683	180	0	78,961
Subtotal High or Highest Quality Securities(4)	286,331	35,228	1,744	0	319,815	298,409	51,994	561	0	349,842
3	11,480	865	107	0	12,238	11,913	1,192	95	0	13,010
4	4,954	200	114	34	5,006	5,119	211	119	23	5,188
5	1,736	114	56	28	1,766	1,629	123	67	16	1,669
6	309	26	8	35	292	371	48	24	67	328
Subtotal Other Securities(5) (6)	18,479	1,205	285	97	19,302	19,032	1,574	305	106	20,195
Total fixed maturities, available-for-sale	$304,810	$36,433	$2,029	$97	$339,117	$317,441	$53,568	$866	$106	$370,037
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of March 31, 2021 and December 31, 2020, 722 securities with amortized cost of $4,975 million (fair value, $4,965 million) and 102 securities with amortized cost of $356 million (fair value, $382 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of March 31, 2021, includes gross unrealized losses of $148 million on public fixed maturities and $137 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2020, includes gross unrealized losses of $184 million on public fixed maturities and $121 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of March 31, 2021, includes $240,784 million of public fixed maturities and $45,547 million of private fixed maturities and, as of December 31, 2020, includes $253,387 million of public fixed maturities and $45,022 million of private fixed maturities.
(5)On an amortized cost basis, as of March 31, 2021, includes $9,228 million of public fixed maturities and $9,251 million of private fixed maturities and, as of December 31, 2020, includes $9,592 million of public fixed maturities and $9,440 million of private fixed maturities.
(6)On an amortized cost basis, as of March 31, 2021, securities considered below investment grade based on low issue composite ratings total $15,656 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2021					December 31, 2020
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,714	$307	$0	$2,021	$5	$1,839	$349	$0	$2,188	$7
2	94	10	0	104	2	100	10	0	110	2
Subtotal High or Highest Quality Securities(3)	1,808	317	0	2,125	7	1,939	359	0	2,298	9
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,808	$317	$0	$2,125	$7	$1,939	$359	$0	$2,298	$9
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both March 31, 2021 and December 31, 2020, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of March 31, 2021, includes $1,615 million of public fixed maturities and $193 million of private fixed maturities and, as of December 31, 2020, includes $1,728 million of public fixed maturities and $211 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	March 31, 2021				December 31, 2020
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$10,458	$10,516	$10,192	$10,737	$11,327	$11,323	$10,284	11,159
AA	165	172	2	2	139	144	1	2
A	7	8	2	2	16	17	2	2
BBB	14	15	9	8	12	13	9	8
BB and below	90	158	0	0	90	157	0	0
Total(4)	$10,734	$10,869	$10,205	$10,749	$11,584	$11,654	$10,296	$11,171
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2021, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans, credit card and other asset types.
(3)As of both March 31, 2021 and December 31, 2020, based on amortized cost, 98% were securities with vintages of 2013 or later.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2021		December 31, 2020
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,969	$8,993	$9,554	$9,506
AA	7	7	2	2
A	5	5	1	1
BBB	5	5	1	1
BB and below	6	6	1	1
Total(2)(3)	$8,992	$9,016	$9,559	$9,511
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2021, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both March 31, 2021 and December 31, 2020.
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
Commercial mortgage and agricultural property loans	$55,151	$55,223
Uncollateralized loans	583	655
Residential property loans	86	101
Other collateralized loans	114	120
Total recorded investment gross of allowance(1)	55,934	56,099
Allowance for credit losses	(196)	(207)
Total net commercial mortgage and other loans(2)	$55,738	$55,892
__________
(1)As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both March 31, 2021 and December 31, 2020.
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

Uncollateralized loans primarily represent corporate loans held by the Company’s international insurance operations.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	March 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$19,345	35.1%	$19,186	34.7%
South Atlantic	8,630	15.6	8,710	15.8
Middle Atlantic	6,468	11.7	6,500	11.8
East North Central	2,959	5.4	3,018	5.5
West South Central	5,509	10.0	5,426	9.8
Mountain	2,199	4.0	2,239	4.1
New England	1,598	2.9	1,664	3.0
West North Central	469	0.8	531	0.9
East South Central	865	1.6	836	1.5
Subtotal-U.S.	48,042	87.1	48,110	87.1
Europe	4,706	8.5	4,605	8.3
Asia	914	1.7	979	1.8
Other	1,489	2.7	1,529	2.8
Total commercial mortgage and agricultural property loans	$55,151	100.0%	$55,223	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	March 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$14,093	25.5%	$13,819	25.0%
Retail	5,635	10.2	5,718	10.4
Office	10,567	19.2	10,719	19.4
Apartments/Multi-Family	15,194	27.5	15,316	27.7
Agricultural properties	3,338	6.1	3,273	5.9
Hospitality	2,079	3.8	2,056	3.7
Other	4,245	7.7	4,322	7.9
Total commercial mortgage and agricultural property loans	$55,151	100.0%	$55,223	100.0%

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

As of March 31, 2021, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.48 times and a weighted-average loan-to-value ratio of 58%. As of March 31, 2021, 94% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2021, the weighted-average debt service coverage ratio was 3.03 times, and the weighted-average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.6 billion and $2.4 billion of such loans as of March 31, 2021 and December 31, 2020, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of March 31, 2021 and December 31, 2020, there were less than $1 million and $1 million, respectively, of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2021
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$26,011	$679	$426	$27,116
60%-69.99%	16,874	1,436	227	18,537
70%-79.99%	8,086	748	213	9,047
80% or greater	139	300	12	451
Total commercial mortgage and agricultural property loans	$51,110	$3,163	$878	$55,151

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	March 31, 2021
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2021	$1,527	2.8%
2020	5,296	9.6
2019	9,890	17.9
2018	8,438	15.3
2017	7,016	12.7
2016	6,283	11.4
2015	5,650	10.2
2014 & Prior	11,051	20.1
Total commercial mortgage and agricultural property loans	$55,151	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
Allowance, beginning of year	$207	$102
Cumulative effect of adoption of ASU 2016-13	0	101
Addition to (release of) allowance for credit losses	(10)	1
Other	(1)	3
Allowance, end of period	$196	$207

The allowance for credit losses as of March 31, 2021 decreased compared to December 31, 2020, primarily reflecting the improving credit environment.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$1,386	$468	$22	$1,832	$1,481	$410	$5	$1,886
Other Common Stocks	2,160	1,169	26	3,303	2,201	1,013	62	3,152
Non-redeemable Preferred Stocks	79	19	6	92	54	22	6	70
Total equity securities, at fair value(1)	$3,625	$1,656	$54	$5,227	$3,736	$1,445	$73	$5,108
__________
(1)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $230 million and $(758) million during the three months ended March 31, 2021 and 2020, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in millions)
LPs/LLCs:
Equity method:
Private equity(1)	$3,743	$3,411
Hedge funds	1,997	1,770
Real estate-related(1)	1,251	1,214
Subtotal equity method	6,991	6,395
Fair value:
Private equity	1,112	1,063
Hedge funds	1,057	1,111
Real estate-related	42	41
Subtotal fair value	2,211	2,215
Total LPs/LLCs	9,202	8,610
Real estate held through direct ownership(2)	1,060	1,176
Derivative instruments	229	199
Other(3)	683	731
Total other invested assets	$11,174	$10,716
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of March 31, 2021 and December 31, 2020, real estate held through direct ownership had mortgage debt of $354 million and $409 million, respectively.
(3)Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

	March 31, 2021	December 31, 2020
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$562	$644
Fixed maturities, trading, at fair value(1)	199	212
Equity securities, at fair value	702	682
Commercial mortgage and other loans, at book value(2)	519	1,112
Other invested assets	3,959	3,799
Short-term investments	37	36
Total investments	$5,978	$6,485
__________
(1)As of March 31, 2021 and December 31, 2020, balances include investments in CLOs with fair value of $405 million and $496 million, respectively.
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

Furthermore, other invested assets include strategic investments made as part of our investment management operations. We make these strategic investments in real estate, as well as fixed income, public equity and real estate securities, including controlling interests. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other strategic investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage (seed investments). As part of our investment management operations, we also make loans to our managed funds that are secured by equity commitments from investors or assets of the funds. “Other invested assets” also include certain assets in consolidated investment funds where the Company is deemed to exercise control over the funds.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

From the beginning of 2021 through the date of this report, we took the following significant actions that impacted our liquidity and capital position:

•In February 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. On May 4, 2021, the Board increased this current share repurchase authorization by $500 million, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.0 billion.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2021, the Company had $52.3 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2021	December 31, 2020
	(in millions)
Equity(1)	$38,817	$36,687
Junior subordinated debt (including hybrid securities)	7,613	7,615
Other capital debt	5,879	5,856
Total capital	$52,309	$50,158
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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2020, the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries.

Ratio(1)
PICA(2)	394%
Prudential Annuities Life Assurance Corporation (“PALAC”)	465%
Composite Major U.S. Insurance Subsidiaries(3)	411%
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2020, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	929%
Gibraltar Life consolidated(2)	991%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations; however, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In February 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. On May 4, 2021, the Board increased this share repurchase authorization by $500 million, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.0 billion.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2021.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2021	$1.15	$467	4.3	$375

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

As of March 31, 2021, Prudential Financial had highly liquid assets with a carrying value totaling $5,695 million, a decrease of $784 million from December 31, 2020. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,926 million as of March 31, 2021, a decrease of $634 million from December 31, 2020.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Highly Liquid Assets, beginning of period	$5,560	$4,061
Dividends and/or returns of capital from subsidiaries(1)	508	558
Capital contributions to subsidiaries(2)	(26)	0
Total Business Capital Activity	482	558
Share repurchases(3)	(359)	(485)
Common stock dividends(4)	(471)	(448)
Disposition activity(5)	0	0
Total Share Repurchases, Dividends and Disposition Activity	(830)	(933)
Proceeds from the issuance of debt	0	1,486
Total Debt Activity	0	1,486
Proceeds from stock-based compensation and exercise of stock options	86	72
Net income tax receipts & payments	16	31
Affiliated (borrowings)/loans - (operating activities)(6)	(34)	(33)
Interest paid on external debt	(210)	(208)
Other, net	(144)	259
Total Other Activity	(286)	121
Net increase/(decrease) in highly liquid assets	(634)	1,232
Highly Liquid Assets, end of period	$4,926	$5,293
__________
(1)2021 includes $210 million from Prudential Annuities Holding Company, $186 million from PGIM subsidiaries, and $112 million from international insurance subsidiaries. 2020 includes $241 million from international insurance subsidiaries, $207 million from PALAC, $63 million from PGIM subsidiaries, $43 million from Prudential Annuities Holding Company, and $4 million from other subsidiaries.
(2)2021 includes capital contributions of $17 million to international insurance subsidiaries and $9 million to PGIM subsidiaries.
(3)Excludes cash payments made on trades that settled in the subsequent period.
(4)Includes cash payments made on dividends declared in prior periods.
(5)2021 excludes cash proceeds from the sale of the Company’s interest in Pramerica SGR in March 2021, which were received by PFI in April 2021.
(6)Represent loans to and from subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first three months of 2021, Prudential Financial received dividends of $210 million from Prudential Annuities Holding Company, of which $192 million was from PALAC.

International insurance subsidiaries. During the first three months of 2021, Prudential Financial received dividends of $112 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first three months of 2021, Prudential Financial received dividends and returns of capital of $186 million from PGIM subsidiaries.

Restriction on dividends and returns of capital from subsidiaries. Our insurance companies are subject to limitations on the payment of dividends and other transfers of funds to Prudential Financial and other affiliates under applicable insurance law and regulation. Further, market conditions could negatively impact capital positions of our insurance companies, which could further restrict their ability to pay dividends. More generally, the payment of dividends by any of our subsidiaries is subject to declaration by their Board of Directors and can be affected by market conditions and other factors.

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

See Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, for information on specific dividend restrictions.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2021
	Prudential Insurance(1)	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2020
	(in billions)
Cash and short-term investments	$6.0	$1.0	$0.5	$1.8	$0.3	$9.6	$9.4
Fixed maturity investments(2):
High or highest quality	126.9	34.1	21.0	14.3	6.7	203.0	222.4
Other than high or highest quality	9.0	3.6	1.4	0.8	0.4	15.2	15.4
Subtotal	135.9	37.7	22.4	15.1	7.1	218.2	237.8
Public equity securities, at fair value	0.4	2.5	0.1	0.3	0.0	3.3	3.2
Total	$142.3	$41.2	$23.0	$17.2	$7.4	$231.1	$250.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2021
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2020
	(in billions)
Cash and short-term investments	$1.6	$3.8	$1.2	$6.6	$6.0
Fixed maturity investments(3):
High or highest quality(4)	41.8	88.6	8.1	138.5	147.7
Other than high or highest quality	0.7	2.2	1.9	4.8	4.8
Subtotal	42.5	90.8	10.0	143.3	152.5
Public equity securities	2.2	2.0	0.1	4.3	3.6
Total	$46.3	$96.6	$11.3	$154.2	$162.1
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of March 31, 2021, $104.1 billion, or 75%, were invested in government or government agency bonds.
Liquidity associated with other activities

Hedging activities associated with Individual Annuities

For the portion of our Individual Annuities’ ALM strategy executed through hedging, as well as the capital hedge program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. For a full discussion of our Individual Annuities’ risk management strategy, see “—Results of Operations by Segment—U.S. Businesses—Individual Annuities.” This portion of our Individual Annuities’ ALM strategy and capital hedge program requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net pay position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net pay position. As of March 31, 2021, the derivatives comprising the hedging portion of our Individual Annuities’ ALM strategy and capital hedge program were in a net post position of $6.5 billion compared to a net receive position of $3.4 billion as of December 31, 2020. The change in collateral position was primarily driven by the impact of increasing interest rates and equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of March 31, 2021, we have hedged 100%, 83% and 39%, of expected yen-based earnings for 2021, 2022 and 2023, respectively.
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

	Three Months Ended March 31,
Cash Settlements: Received (Paid)	2021	2020
	(in millions)
Income Hedges (External)(1)	$8	$29
Equity Hedges:
Internal(2)	100	104
External(3)	7	45
Total Equity Hedges	107	149
Total Cash Settlements	$115	$178

Assets (Liabilities):	March 31, 2021	December 31, 2020
	(in millions)
Income Hedges (External)(4)	$40	$3
Equity Hedges:
Internal(2)	821	291
External	(143)	(56)
Total Equity Hedges(5)	678	235
Total Assets (Liabilities)	$718	$238
__________
(1)Includes non-yen related cash settlements of $5 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso and $23 million, primarily denominated in Korean won, Australian dollar and Brazilian real for the three months ended March 31, 2021 and 2020, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related cash settlements of $23 million, denominated in Korean won for the three months ended March 31, 2020.
(4)Includes non-yen related assets of $18 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso and assets of $2 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of March 31, 2021 and December 31, 2020, respectively.
(5)As of March 31, 2021, approximately $225 million, $188 million, $260 million and $5 million of the net market values are scheduled to settle in 2021, 2022, 2023 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our co- and seed investments held in our PGIM businesses are cash flows from investments, the ability to liquidate investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal uses of liquidity for our co- and seed investments include making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2020.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and contingent financing facilities in the form of a put option agreement and facility agreement. For more information on these sources of liquidity, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2021			December 31, 2020
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,679	$2,705	$9,384	$8,092	$2,802	$10,894
Cash collateral for loaned securities	4,487	186	4,673	3,379	120	3,499
Securities sold but not yet purchased	3	0	3	2	0	2
Total(1)(2)	$11,169	$2,891	$14,060	$11,473	$2,922	$14,395
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral(3)	$10,550	$2,891	$13,441	$10,463	$2,922	$13,385
Weighted average maturity, in days(3)	26	N/A		28	N/A
__________
(1)The daily weighted average outstanding balance for the three months ended March 31, 2021 was $11,550 million for PFI excluding the Closed Block division, and $2,936 million for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of March 31, 2021, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $122.7 billion, of which $13.8 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2021, we believe approximately $13.4 billion of the remaining eligible assets are readily lendable, including approximately $9.3 billion relating to PFI excluding the Closed Block division, of which $2.6 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.1 billion relating to the Closed Block division.
Financing Activities

As of March 31, 2021, total short-term and long-term debt of the Company on a consolidated basis was $20.6 billion, a decrease of less than $0.1 billion from December 31, 2020. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	March 31, 2021			December 31, 2020
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$371	$396	$25	$355	$380
Current portion of long-term debt	400	0	400	399	0	399
Subtotal	425	371	796	424	355	779
General obligation long-term debt:
Senior debt	11,009	173	11,182	11,007	173	11,179
Junior subordinated debt	7,556	57	7,613	7,554	60	7,615
Surplus notes(1)	0	343	343	0	343	343
Subtotal	18,565	573	19,138	18,561	576	19,137
Total general obligations	18,990	944	19,934	18,985	931	19,916
Limited and non-recourse borrowings(2):
Short-term debt	0	9	9	0	18	18
Current portion of long-term debt	0	62	62	0	128	128
Long-term debt	0	592	592	0	581	581
Total limited and non-recourse borrowings	0	663	663	0	727	727
Total borrowings	$18,990	$1,607	$20,597	$18,985	$1,658	$20,643
__________
(1)Amounts are net of assets under set-off arrangements of $10,514 million and $10,964 million as of March 31, 2021 and December 31, 2020, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $354 million and $409 million as of March 31, 2021 and December 31, 2020, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both March 31, 2021 and December 31, 2020.

As of March 31, 2021, and December 31, 2020, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Prudential Financial’s consolidated borrowings decreased $46 million from December 31, 2020, primarily driven by a $51 million decrease in subsidiary borrowings. This decrease is primarily due to $66 million in debt maturities, partially offset by a $16 million increase in commercial paper.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of March 31, 2021, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,700 million, of which $12,644 million was outstanding, as compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding, as of December 31, 2020. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2021.

	Surplus Notes		Outstanding as of March 31, 2021
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2011-2021	2021-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,248		3,500
XXX	2014-2018	2021-2034	2,230	(2)	2,250
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	1,070		1,600
AXXX	2020	2032	700		1,200
Total Credit-Linked Note Structures			$12,644		$14,700
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $500 million.
(2)The $2,230 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.
As of March 31, 2021, we also had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which $1,175 million relates to Regulation XXX reserves and $1,600 million relates to Guideline AXXX reserves. In addition, as of March 31, 2021, for purposes of financing Guideline AXXX reserves, one of our captives had $3,982 million of surplus notes outstanding that were issued to affiliates.
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

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our financial strength and credit ratings and their impact on our business.

There have been no significant changes or actions in ratings or ratings outlooks for our Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2020.

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

In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of March 31, 2021, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2021, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2021 through January 31, 2021	4,525	$83.61	0
February 1, 2021 through February 28, 2021	2,841,507	$83.54	2,226,281
March 1, 2021 through March 31, 2021	2,058,855	$91.29	2,053,979
Total	4,904,887	$86.79	4,280,260	$1,625,000,000
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.
(2)In February 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. On May 4, 2021, the Board increased the Company’s current share repurchase authorization by $500 million, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.0 billion.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 8, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 10, 2020 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POT	Prudential Life Insurance Company of Taiwan Inc.
Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
POK	The Prudential Life Insurance Company of Korea, Ltd.

Defined Terms

Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	S&P	Standard & Poor's Rating Services
Moody's	Moody's Investors Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Morningstar	Morningstar, Inc.	Variable Profits	Assurance IQ’s achievement of certain targets for gross revenues net of associated selling expenses

Acronyms

ACL	Allowance for Credit Losses	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ALM	Asset Liability Management	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AOCI	Accumulated Other Comprehensive Income (Loss)	MRB	Market Risk Benefits
ASC	Accounting Standards Codification	NAIC	National Association of Insurance Commissioners
ASU	Accounting Standards Update	NAV	Net Asset Value
AUD	Australian Dollar	NJDOBI	New Jersey Department of Banking and Insurance
bps	Basis Points	NPR	Non-Performance Risk
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	OCI	Other Comprehensive Income (Loss)
CECL	Current Expected Credit Loss	OTC	Over-The-Counter
CLO	Collateralized Loan Obligations	OTTI	Other-Than-Temporary Impairments
COVID-19	2019 Novel Coronavirus	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	RAF	Risk Appetite Framework
DSI	Deferred Sales Inducements	RBC	Risk-Based Capital
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SVO	Securities Valuation Office
FHLBNY	Federal Home Loan Bank of New York	TBA	To Be Announced
FSA	Financial Services Agency (an agency of the Japanese government)	TDR	Troubled Debt Restructuring
GICs	Guaranteed Investment Contracts	URR	Unearned Revenue Reserve
GILTI	Global Intangible Low-Taxed Income	U.S.	The United States of America
GMDB	Guaranteed Minimum Death Benefits	USD	U.S. Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
LIBOR	London Inter-Bank Offered Rate	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 6, 2021