Form 10-Q
period 2021-06-30
PRUDENTIAL FINANCIAL INC
filed 2021-08-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
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

As of July 31, 2021, 386 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2021 and December 31, 2020 (in millions, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021-$80; 2020-$133) (amortized cost: 2021-$338,942; 2020-$354,470)(1)	$382,981	$412,905
Fixed maturities, held-to-maturity, at amortized cost (net of allowance for credit losses: 2021-$7; 2020-$9) (fair value: 2021-$1,987; 2020-$2,298)(1)	1,662	1,930
Fixed maturities, trading, at fair value (amortized cost: 2021-$6,690; 2020-$3,670)(1)	6,567	3,914
Assets supporting experience-rated contractholder liabilities, at fair value	24,596	24,115
Equity securities, at fair value (cost: 2021-$5,413; 2020-$5,968)(1)	8,018	8,135
Commercial mortgage and other loans (net of $172 and $235 allowance for credit losses; includes $304 and $1,092 of loans measured at fair value under the fair value option at June 30, 2021 and December 31, 2020, respectively)(1)	64,359	65,425
Policy loans	10,652	11,271
Other invested assets (net of $2 and $2 allowance for credit losses; includes $7,667 and $6,407 of assets measured at fair value at June 30, 2021 and December 31, 2020, respectively)(1)	20,384	18,125
Short-term investments (net of allowance for credit losses: 2021-$0; 2020-$1)	6,325	7,800
Total investments	525,544	553,620
Cash and cash equivalents(1)	15,145	13,701
Accrued investment income(1)	3,037	3,193
Deferred policy acquisition costs	19,029	19,027
Value of business acquired	1,057	1,103
Other assets (net of allowance for credit losses: 2021-$15; 2020-$11)(1)	21,957	22,801
Separate account assets	340,692	327,277
TOTAL ASSETS	$926,461	$940,722
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$289,233	$306,343
Policyholders’ account balances	159,548	161,682
Policyholders’ dividends	8,555	9,524
Securities sold under agreements to repurchase	9,557	10,894
Cash collateral for loaned securities	4,431	3,499
Income taxes	10,196	12,022
Short-term debt	909	925
Long-term debt	19,670	19,718
Other liabilities (net of allowance for credit losses: 2021-$20; 2020-$20 )(1)	19,702	20,323
Notes issued by consolidated variable interest entities(1)	284	305
Separate account liabilities	340,692	327,277
Total liabilities	862,777	872,512
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both June 30, 2021 and December 31, 2020)	6	6
Additional paid-in capital	25,644	25,584
Common Stock held in treasury, at cost (279,534,275 and 269,867,738 shares at June 30, 2021 and December 31, 2020, respectively)	(20,687)	(19,652)
Accumulated other comprehensive income (loss)	23,277	30,738
Retained earnings	34,808	30,749
Total Prudential Financial, Inc. equity	63,048	67,425
Noncontrolling interests	636	785
Total equity	63,684	68,210
TOTAL LIABILITIES AND EQUITY	$926,461	$940,722
__________
(1)See Note 4 for details of balances associated with variable interest entities.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2021 and 2020 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Premiums	$6,779	$7,693	$14,322	$15,357
Policy charges and fee income	1,400	1,523	2,890	3,012
Net investment income	4,552	4,186	8,934	8,388
Asset management and service fees	1,198	991	2,374	2,024
Other income (loss)	1,353	1,474	1,635	(1,117)
Realized investment gains (losses), net	635	(3,752)	2,714	(2,085)
Total revenues	15,917	12,115	32,869	25,579
BENEFITS AND EXPENSES
Policyholders’ benefits	7,615	8,450	15,725	17,456
Interest credited to policyholders’ account balances	1,074	1,832	1,842	2,224
Dividends to policyholders	833	531	1,437	454
Amortization of deferred policy acquisition costs	392	287	1,133	1,244
General and administrative expenses	3,230	3,347	6,545	6,871
Total benefits and expenses	13,144	14,447	26,682	28,249
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,773	(2,332)	6,187	(2,670)
Total income tax expense (benefit)	609	115	1,245	57
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,164	(2,447)	4,942	(2,727)
Equity in earnings of operating joint ventures, net of taxes	19	42	45	52
NET INCOME (LOSS)	2,183	(2,405)	4,987	(2,675)
Less: Income (loss) attributable to noncontrolling interests	25	4	1	5
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$2,158	$(2,409)	$4,986	$(2,680)
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$5.44	$(6.12)	$12.47	$(6.80)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$5.40	$(6.12)	$12.39	$(6.80)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2021 and 2020 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$2,183	$(2,405)	$4,987	$(2,675)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(48)	88	(729)	(207)
Net unrealized investment gains (losses)	5,353	10,101	(8,775)	8,747
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	74	72	170	144
Total	5,379	10,261	(9,334)	8,684
Less: Income tax expense (benefit) related to other comprehensive income (loss)	1,319	2,023	(1,857)	1,885
Other comprehensive income (loss), net of taxes	4,060	8,238	(7,477)	6,799
Comprehensive income (loss)	6,243	5,833	(2,490)	4,124
Less: Comprehensive income (loss) attributable to noncontrolling interests	27	5	(15)	6
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$6,216	$5,828	$(2,475)	$4,118

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Six Months Ended June 30, 2021 and 2020 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$6	$25,584	$30,749	$(19,652)	$30,738	$67,425	$785	$68,210
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(6)	(6)
Stock-based compensation programs		(5)		149		144		144
Dividends declared on Common Stock			(467)			(467)		(467)
Comprehensive income:
Net income (loss)			2,828			2,828	(24)	2,804
Other comprehensive income (loss), net of tax					(11,519)	(11,519)	(18)	(11,537)
Total comprehensive income (loss)						(8,691)	(42)	(8,733)
Balance, March 31, 2021	6	25,579	33,110	(19,878)	19,219	58,036	740	58,776
Common Stock acquired				(875)		(875)		(875)
Contributions from noncontrolling interests							9	9
Distributions to noncontrolling interests							(22)	(22)
Consolidations (deconsolidations) of noncontrolling interests							(118)	(118)
Stock-based compensation programs		65		66		131		131
Dividends declared on Common Stock			(460)			(460)		(460)
Comprehensive income:
Net income (loss)			2,158			2,158	25	2,183
Other comprehensive income (loss), net of tax					4,058	4,058	2	4,060
Total comprehensive income (loss)						6,216	27	6,243
Balance, Balance, June 30, 2021	$6	$25,644	$34,808	$(20,687)	$23,277	$63,048	$636	$63,684

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$6	$25,532	$32,991	$(19,453)	$24,039	$63,115	$604	$63,719
Cumulative effect of adoption of accounting changes(1)			(99)			(99)		(99)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							31	31
Distributions to noncontrolling interests							(11)	(11)
Stock-based compensation programs		(26)		112		86		86
Dividends declared on Common Stock			(445)			(445)		(445)
Comprehensive income:
Net income (loss)			(271)			(271)	1	(270)
Other comprehensive income (loss), net of tax					(1,439)	(1,439)	0	(1,439)
Total comprehensive income (loss)						(1,710)	1	(1,709)
Balance, March 31, 2020	6	25,506	32,176	(19,841)	22,600	60,447	625	61,072
Common Stock acquired
Contributions from noncontrolling interests							4	4
Distributions to noncontrolling interests							(23)	(23)
Stock-based compensation programs		7		56		63		63
Dividends declared on Common Stock			(441)			(441)		(441)
Comprehensive income:
Net income (loss)			(2,409)			(2,409)	4	(2,405)
Other comprehensive income (loss), net of tax					8,237	8,237	1	8,238
Total comprehensive income (loss)						5,828	5	5,833
Balance, Balance, June 30, 2020	$6	$25,513	$29,326	$(19,785)	$30,837	$65,897	$611	$66,508
__________
(1)Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (in millions)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,987	$(2,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(2,714)	2,085
Policy charges and fee income	(1,142)	(1,366)
Interest credited to policyholders’ account balances	1,842	2,224
Depreciation and amortization	45	383
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	89	(142)
Change in:
Deferred policy acquisition costs	(167)	(120)
Future policy benefits and other insurance liabilities	2,663	5,186
Income taxes	221	(4)
Derivatives, net	(3,466)	10,629
Other, net	(1,296)	(2,721)
Cash flows from (used in) operating activities	1,062	13,479
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	34,913	20,664
Fixed maturities, held-to-maturity	144	58
Fixed maturities, trading	2,141	276
Assets supporting experience-rated contractholder liabilities	9,048	14,015
Equity securities	2,266	1,274
Commercial mortgage and other loans	3,739	2,639
Policy loans	1,091	1,291
Other invested assets	1,319	939
Short-term investments	15,998	21,107
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(29,501)	(26,815)
Fixed maturities, trading	(5,345)	(446)
Assets supporting experience-rated contractholder liabilities	(9,727)	(15,453)
Equity securities	(1,923)	(1,370)
Commercial mortgage and other loans	(3,554)	(2,463)
Policy loans	(676)	(1,288)
Other invested assets	(1,426)	(1,435)
Short-term investments	(14,552)	(27,076)
Dispositions, net of cash disposed	132	0
Derivatives, net	(776)	841
Other, net	(149)	(107)
Cash flows from (used in) investing activities	3,162	(13,349)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	15,182	25,452
Policyholders’ account withdrawals	(15,575)	(20,306)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(405)	41
Cash dividends paid on Common Stock	(926)	(886)
Net change in financing arrangements (maturities 90 days or less)	73	306
Common Stock acquired	(1,238)	(500)
Common Stock reissued for exercise of stock options	113	73
Proceeds from the issuance of debt (maturities longer than 90 days)	71	1,563
Repayments of debt (maturities longer than 90 days)	(173)	(791)
Repayments of notes issued by consolidated VIEs	0	(18)
Other, net	211	(247)
Cash flows from (used in) financing activities	(2,667)	4,687
Effect of foreign exchange rate changes on cash balances	(217)	6
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	1,340	4,823
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	13,855	16,474
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$15,195	$21,297
NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$131	$144
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$0	$238
Liabilities assumed	0	505
Net cash received	$0	$267
RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$15,145	$21,149
Restricted cash and restricted cash equivalents (included in “Other assets”)	50	148
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$15,195	$21,297
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

Business Dispositions

The Prudential Life Insurance Company of Taiwan Inc.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $25 million as of June 30, 2021. The fair value of the contingent consideration is tied to the level of yields for the 10-year Taiwanese Government bond for two years after the signing of the transaction and can result in a maximum payout of $100 million if yields increase by 40 basis points. In connection with the transaction, the Company recognized a liability with a fair value of approximately $34 million as of June 30, 2021, representing its financial guarantee of certain insurance obligations of POT.

The after-tax loss on the sale of POT was approximately $400 million, of which approximately $350 million was recorded during 2020, and approximately $40 million and $10 million were recorded during the first and second quarters of 2021, respectively.

Prior to the sale, in the third quarter of 2020, the Company transferred the results of POT and the anticipated impact of its sale from the International Businesses segment to Divested and Run-off Businesses within Corporate & Other operations. Prior period amounts were restated at that time, which impacted both segment reporting and adjusted operating income, but did not impact results reported under GAAP. Results for the six months ended June 30, 2020 contained herein reflect this restatement.

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

The Prudential Life Insurance Company of Korea, Ltd.

In August 2020, PIIH completed the sale of The Prudential Life Insurance Company of Korea, Ltd. (“POK”) to KB Financial Group Inc., for cash consideration of approximately ₩2.3 trillion, equal to approximately $1.9 billion. The Company recognized an approximate $800 million after-tax loss on the transaction in 2020.

Prior to the sale, in the second quarter of 2020, the Company transferred the results of POK and the anticipated impact of its sale from the International Businesses segment to Divested and Run-off Businesses within Corporate & Other operations. Prior period amounts were restated at that time, which impacted both segment reporting and adjusted operating income, but did not impact results reported under GAAP. Results for the six months ended June 30, 2020 contained herein reflect this restatement.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
and/or those that have been issued but not yet adopted as of June 30, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of June 30, 2021 — ASU 2018-12

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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
The Company currently intends to adopt this guidance effective January 1, 2023 using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
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

As noted above, the Company currently intends to adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Upon adoption, there will be an adjustment to AOCI as a result of remeasuring in-force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.

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

The Company currently intends to adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

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

The Company currently intends to adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of June 30, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,448	$5,642	$38	$0	$30,052
Obligations of U.S. states and their political subdivisions	10,461	1,909	6	0	12,364
Foreign government bonds	85,829	13,028	412	0	98,445
U.S. public corporate securities	95,625	14,915	272	11	110,257
U.S. private corporate securities(1)	36,968	3,324	148	44	40,100
Foreign public corporate securities	25,733	3,041	74	22	28,678
Foreign private corporate securities	29,735	2,290	265	3	31,757
Asset-backed securities(2)	13,463	163	13	0	13,613
Commercial mortgage-backed securities	13,764	899	16	0	14,647
Residential mortgage-backed securities(3)	2,916	160	8	0	3,068
Total fixed maturities, available-for-sale(1)	$338,942	$45,371	$1,252	$80	$382,981

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$865	$240	$0	$1,105	$0	$865
Foreign public corporate securities	502	58	0	560	7	495
Foreign private corporate securities	81	2	0	83	0	81
Residential mortgage-backed securities(3)	221	18	0	239	0	221
Total fixed maturities, held-to-maturity(4)	$1,669	$318	$0	$1,987	$7	$1,662
__________
(1)Excludes notes with amortized cost of $5,616 million (fair value, $5,674 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, credit cards and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Excludes notes with amortized cost of $4,748 million (fair value, $5,427 million), which have been offset with the associated debt under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,213	$38	$1	$0	$1,214	$38
Obligations of U.S. states and their political subdivisions	222	6	0	0	222	6
Foreign government bonds	7,424	254	1,806	158	9,230	412
U.S. public corporate securities	7,799	219	804	45	8,603	264
U.S. private corporate securities	2,666	76	867	72	3,533	148
Foreign public corporate securities	2,050	43	631	28	2,681	71
Foreign private corporate securities	3,346	88	1,863	174	5,209	262
Asset-backed securities	5,023	10	561	3	5,584	13
Commercial mortgage-backed securities	603	13	66	3	669	16
Residential mortgage-backed securities	522	8	12	0	534	8
Total fixed maturities, available-for-sale	$30,868	$755	$6,611	$483	$37,479	$1,238

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$750	$17	$0	$0	$750	$17
Obligations of U.S. states and their political subdivisions	73	1	0	0	73	1
Foreign government bonds	6,536	231	39	8	6,575	239
U.S. public corporate securities	3,905	87	1,197	106	5,102	193
U.S. private corporate securities	1,712	52	843	82	2,555	134
Foreign public corporate securities	1,412	30	376	23	1,788	53
Foreign private corporate securities	798	34	2,371	192	3,169	226
Asset-backed securities	4,132	25	4,685	49	8,817	74
Commercial mortgage-backed securities	284	8	93	3	377	11
Residential mortgage-backed securities	116	1	1	0	117	1
Total fixed maturities, available-for-sale	$19,718	$486	$9,605	$463	$29,323	$949

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of June 30, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $977 million and $636 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $261 million and $313 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2021, the $483 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility and finance sectors within corporate securities and foreign government securities. As of December 31, 2020, the $463 million of gross unrealized losses of twelve months or more were concentrated in corporate securities within the energy, utility and finance sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$12,858	$13,332	$0	$0
Due after one year through five years	53,062	57,163	495	560
Due after five years through ten years	66,502	74,127	104	108
Due after ten years(1)	176,377	207,031	842	1,080
Asset-backed securities	13,463	13,613	0	0
Commercial mortgage-backed securities	13,764	14,647	0	0
Residential mortgage-backed securities	2,916	3,068	221	239
Total	$338,942	$382,981	$1,662	$1,987
__________
(1)Excludes available-for-sale notes with amortized cost of $5,616 million (fair value, $5,674 million) and held-to-maturity notes with amortized cost of $4,748 million (fair value, $5,427 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$5,078	$5,217	$19,768	$10,370
Proceeds from maturities/prepayments	8,002	5,539	14,896	10,422
Gross investment gains from sales and maturities	361	405	1,963	873
Gross investment losses from sales and maturities	(99)	(149)	(489)	(210)
Write-downs recognized in earnings(2)	0	(64)	0	(155)
(Addition to) release of allowance for credit losses	51	(80)	53	(238)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$132	$22	$144	$63
(Addition to) release of allowance for credit losses	0	0	2	0
__________
(1)Includes $(249) million and $128 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2021 and 2020, respectively.
(2)Amounts represent write-downs on credit adverse securities, write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(3)Includes $0 million and $5 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2021 and 2020, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$122	$0	$9	$0	$131
Additions to allowance for credit losses not previously recorded	0	0	9	0	0	0	9
Reductions for securities sold during the period	0	0	(4)	0	(9)	0	(13)
Additions (reductions) on securities with previous allowance	0	0	(47)	0	0	0	(47)
Balance, end of period	$0	$0	$80	$0	$0	$0	$80

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$38	$119	$0	$1	$0	$158
Additions to allowance for credit losses not previously recorded	0	0	86	0	0	0	86
Reductions for securities sold during the period	0	0	(28)	0	0	0	(28)
Additions (reductions) on securities with previous allowance	0	0	22	0	0	0	22
Balance, end of period	$0	$38	$199	$0	$1	$0	$238

	Six Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	0	40	0	0	0	40
Reductions for securities sold during the period	0	0	(30)	0	(9)	0	(39)
Additions (reductions) on securities with previous allowance	0	0	(53)	0	(1)	0	(54)
Balance, end of period	$0	$0	$80	$0	$0	$0	$80

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	38	205	0	1	0	244
Reductions for securities sold during the period	0	0	(28)	0	0	0	(28)
Additions (reductions) on securities with previous allowance	0	0	22	0	0	0	22
Balance, end of period	$0	$38	$199	$0	$1	$0	$238

	Three Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$7	$0	$0	$0	$7
Current period provision for expected losses	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$7	$0	$0	$0	$7

	Three Months Ended June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current period provision for expected losses	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current period provision for expected losses	0	0	(2)	0	0	0	(2)
Balance, end of period	$0	$0	$7	$0	$0	$0	$7

	Six Months Ended June 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment within the consumer cyclical, energy and communication sectors within corporate securities. For the three months ended June 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the consumer cyclical, energy and communications sectors within corporate securities.

For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment within the energy and consumer cyclical sectors within corporate securities. For the six months ended June 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to adverse projected cash flows in the energy, communications and consumer cyclical sectors within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of June 30, 2021 or December 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2021		December 31, 2020
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$518	$518	$658	$658
Fixed maturities:
Corporate securities	14,913	15,682	14,442	15,472
Commercial mortgage-backed securities	1,594	1,662	1,743	1,839
Residential mortgage-backed securities(1)	785	820	964	1,018
Asset-backed securities(2)	1,811	1,836	1,665	1,697
Foreign government bonds	1,011	1,016	934	945
U.S. government authorities and agencies and obligations of U.S. states	529	598	371	443
Total fixed maturities(3)	20,643	21,614	20,119	21,414
Equity securities	2,052	2,464	1,661	2,043
Total assets supporting experience-rated contractholder liabilities(4)	$23,213	$24,596	$22,438	$24,115
__________
(1)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(2)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value were $1,314 million and $1,102 million as of June 30, 2021 and December 31, 2020, respectively, all of which were rated A or higher.
(3)As a percentage of amortized cost, 93% and 94% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of June 30, 2021 and December 31, 2020, respectively.
(4)As a percentage of amortized cost, 80% and 79% of the portfolio consisted of public securities as of June 30, 2021 and December 31, 2020, respectively.
The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $165 million and $984 million during the three months ended June 30, 2021 and 2020, respectively, and $(294) million and $142 million during the six months ended June 30, 2021 and 2020, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $86 million and $825 million during the three months ended June 30, 2021 and 2020, respectively, and $438 million and $(656) million during the six months ended June 30, 2021 and 2020, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$75,523	$85,965	$80,273	$92,764
Fixed maturities, held-to-maturity	843	1,077	912	1,173
Fixed maturities, trading	24	24	25	25
Assets supporting experience-rated contractholder liabilities	872	873	849	855
Total	$77,262	$87,939	$82,059	$94,817

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2021		December 31, 2020
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$12,347	19.4%	$12,750	19.7%
Retail	7,160	11.2	7,326	11.3
Apartments/Multi-Family	17,434	27.3	18,330	28.3
Industrial	15,390	24.1	14,954	23.1
Hospitality	2,356	3.7	2,395	3.7
Other	4,951	7.8	4,981	7.7
Total commercial mortgage loans	59,638	93.5	60,736	93.8
Agricultural property loans	4,162	6.5	4,048	6.2
Total commercial mortgage and agricultural property loans	63,800	100.0%	64,784	100.0%
Allowance for credit losses	(166)		(227)
Total net commercial mortgage and agricultural property loans	63,634		64,557
Other loans:
Uncollateralized loans	579		655
Residential property loans	81		101
Other collateralized loans	71		120
Total other loans	731		876
Allowance for credit losses	(6)		(8)
Total net other loans	725		868
Total net commercial mortgage and other loans(1)	$64,359		$65,425
__________
(1)Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of June 30, 2021 and December 31, 2020, the net carrying value of these loans was $304 million and $1,092 million, respectively.

As of June 30, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (28%), Texas (8%) and New York (7%)) and included loans secured by properties in Europe (8%), Australia (1%) and Asia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$209	$8	$0	$2	$5	$224
Addition to (release of) allowance for expected losses	(49)	(2)	0	0	(1)	(52)
Other	0	0	0	0	0	0
Allowance, end of period	$160	$6	$0	$2	$4	$172

	Three Months Ended June 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$225	$8	$0	$3	$4	$240
Addition to (release of) allowance for expected losses	5	0	0	0	0	5
Other	0	0	0	0	0	0
Allowance, end of period	$230	$8	$0	$3	$4	$245

	Six Months Ended June 30, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$218	$9	$0	$3	$5	$235
Addition to (release of) allowance for expected losses	(58)	(3)	0	0	(1)	(62)
Other	0	0	0	(1)	0	(1)
Allowance, end of period	$160	$6	$0	$2	$4	$172

	Six Months Ended June 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$114	$3	$0	$0	$4	$121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	6	0	0	0	0	6
Other	0	0	0	3	0	3
Allowance, end of period	$230	$8	$0	$3	$4	$245

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the three months ended June 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to new loan originations and net negative credit migration within the existing loan portfolio.

For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the six months ended June 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$760	$627	$2,678	$3,230	$3,491	$16,677	$27,463
60%-69.99%	1,410	1,992	4,835	4,125	2,334	6,338	21,034
70%-79.99%	1,073	2,310	2,428	1,467	926	2,397	10,601
80% or greater	33	0	3	61	55	388	540
Total	$3,276	$4,929	$9,944	$8,883	$6,806	$25,800	$59,638
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$3,161	$4,812	$9,166	$8,427	$6,545	$23,084	$55,195
1.0 - 1.2x	115	115	655	303	259	2,018	3,465
Less than 1.0x	0	2	123	153	2	698	978
Total	$3,276	$4,929	$9,944	$8,883	$6,806	$25,800	$59,638
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$472	$946	$504	$343	$388	$1,374	$4,027
60%-69.99%	51	10	34	38	2	0	135
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$523	$956	$538	$381	$390	$1,374	$4,162
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$515	$934	$527	$373	$332	$1,263	$3,944
1.0 - 1.2x	8	22	10	2	58	42	142
Less than 1.0x	0	0	1	6	0	69	76
Total	$523	$956	$538	$381	$390	$1,374	$4,162

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$59,638	$0	$0	$0	$0	$59,638	$2
Agricultural property loans	4,098	49	0	15	64	4,162	17
Residential property loans	79	1	0	1	2	81	1
Other collateralized loans	71	0	0	0	0	71	0
Uncollateralized loans	579	0	0	0	0	579	0
Total	$64,465	$50	$0	$16	$66	$64,531	$20

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)As of June 30, 2021, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest income of less than $1 million and $2 million for both the three months and six months ended June 30, 2021 and 2020, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $17 million and $15 million as of June 30, 2021 and December 31, 2020, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both June 30, 2021 and December 31, 2020.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
LPs/LLCs:
Equity method:
Private equity(1)	$5,250	$4,311
Hedge funds	2,856	2,451
Real estate-related(1)	2,117	1,985
Subtotal equity method	10,223	8,747
Fair value:
Private equity	1,885	1,786
Hedge funds	2,245	2,036
Real estate-related	319	314
Subtotal fair value	4,449	4,136
Total LPs/LLCs	14,672	12,883
Real estate held through direct ownership(2)	1,872	2,027
Derivative instruments	2,850	1,915
Other(3)	990	1,300
Total other invested assets	$20,384	$18,125
_________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of June 30, 2021 and December 31, 2020, real estate held through direct ownership had mortgage debt of $361 million and $409 million, respectively.

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

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
Fixed maturities	$2,560	$2,676
Equity securities	4	7
Commercial mortgage and other loans	192	205
Policy loans	257	274
Other invested assets	22	27
Short-term investments and cash equivalents	2	4
Total accrued investment income	$3,037	$3,193

Write-downs on accrued investment income were less than $1 million and $9 million for the three months ended June 30, 2021 and 2020, respectively, and less than $1 million and $12 million for the six months ended June 30, 2021 and 2020, respectively.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Fixed maturities, available-for-sale(1)	$3,006	$3,067	$6,005	$6,179
Fixed maturities, held-to-maturity(1)	55	58	113	117
Fixed maturities, trading	37	34	61	68
Assets supporting experience-rated contractholder liabilities	167	164	326	348
Equity securities	58	55	81	83
Commercial mortgage and other loans	644	618	1,261	1,258
Policy loans	126	150	271	303
Other invested assets	617	147	1,133	278
Short-term investments and cash equivalents	20	65	30	152
Gross investment income	4,730	4,358	9,281	8,786
Less: investment expenses	(178)	(172)	(347)	(398)
Net investment income	$4,552	$4,186	$8,934	$8,388
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Fixed maturities(1)	$313	$112	$1,529	$270
Commercial mortgage and other loans	61	2	91	24
Investment real estate	12	11	64	10
LPs/LLCs	17	(3)	17	(6)
Derivatives	239	(3,881)	1,014	(2,389)
Other	(7)	7	(1)	6
Realized investment gains (losses), net	$635	$(3,752)	$2,714	$(2,085)
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
Fixed maturity securities, available-for-sale with an allowance	$6	$(25)
Fixed maturity securities, available-for-sale without an allowance	44,113	58,593
Derivatives designated as cash flow hedges(1)	261	(168)
Derivatives designated as fair value hedges(1)	(17)	10
Other investments(2)	2	7
Net unrealized gains (losses) on investments	$44,365	$58,417
__________
(1)For additional information on cash flow and fair value hedges, see Note 5.
(2)As of June 30, 2021, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,761	$482	$9,243	$9,548	$546	$10,094
Commercial mortgage-backed securities	30	0	30	463	0	463
Residential mortgage-backed securities	284	0	284	337	0	337
Total securities sold under agreements to repurchase(1)	$9,075	$482	$9,557	$10,348	$546	$10,894
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$103	$0	$103	$108	$0	$108
Foreign government bonds	274	0	274	426	0	426
U.S. public corporate securities	3,038	0	3,038	2,360	0	2,360
Foreign public corporate securities	706	0	706	567	0	567
Equity securities	310	0	310	38	0	38
Total cash collateral for loaned securities(1)	$4,431	$0	$4,431	$3,499	$0	$3,499
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Fixed maturities, available-for-sale	$109	$110	$274	$296
Fixed maturities, held-to-maturity	81	87	820	882
Fixed maturities, trading	177	160	0	0
Equity securities	57	42	0	0
Commercial mortgage and other loans	899	975	0	0
Other invested assets	2,671	2,221	145	127
Cash and cash equivalents	99	101	0	0
Accrued investment income	1	2	3	4
Other assets	456	594	844	768
Total assets of consolidated VIEs	$4,550	$4,292	$2,086	$2,077
Other liabilities	$592	$256	$0	$2
Notes issued by consolidated VIEs(2)	284	305	0	0
Total liabilities of consolidated VIEs	$876	$561	$0	$2
 __________
(1)Total assets of consolidated VIEs reflect $2,560 million and $2,538 million as of June 30, 2021 and December 31, 2020, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2021, the maturity of this obligation was within 4 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $954 million and $935 million at June 30, 2021 and December 31, 2020, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $14,672 million and $12,883 million as of June 30, 2021 and December 31, 2020, respectively.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $2,827 million and $1,906 million as of June 30, 2021 and December 31, 2020, respectively, and total derivative liabilities of $1,556 million and $792 million as of June 30, 2021 and December 31, 2020, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,012	$760	$(75)	$3,065	$978	$(90)
Interest Rate Forwards	298	8	(15)	249	0	(8)
Foreign Currency
Foreign Currency Forwards	2,812	55	(124)	2,577	68	(116)
Currency/Interest Rate
Foreign Currency Swaps	23,510	893	(611)	22,642	878	(1,037)
Total Derivatives Designated as Hedge Accounting Instruments	$29,632	$1,716	$(825)	$28,533	$1,924	$(1,251)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$207,176	$11,897	$(15,771)	$178,803	$17,174	$(13,172)
Interest Rate Futures	16,653	62	(6)	15,778	99	(5)
Interest Rate Options	15,418	610	(229)	14,593	914	(233)
Interest Rate Forwards	2,335	25	0	2,910	25	0
Foreign Currency
Foreign Currency Forwards	29,672	854	(1,038)	35,478	764	(647)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	12,716	622	(333)	13,661	537	(601)
Credit
Credit Default Swaps	3,921	131	0	3,360	63	(28)
Equity
Equity Futures	5,719	8	(6)	5,668	10	(25)
Equity Options	48,571	951	(1,368)	36,250	1,731	(1,028)
Total Return Swaps	18,363	84	(421)	22,489	32	(1,277)
Other
Other(1)	1,260	0	0	1,262	0	0
Synthetic GICs	83,805	1	0	86,264	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$445,609	$15,245	$(19,172)	$416,516	$21,349	$(17,016)
Total Derivatives(2)(3)	$475,241	$16,961	$(19,997)	$445,049	$23,273	$(18,267)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $15,656 million and $20,119 million as of June 30, 2021 and December 31, 2020, respectively, primarily included in “Future policy benefits.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of June 30, 2021, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	June 30, 2021		December 31, 2020
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$372	$67	$402	$79
Commercial mortgage and other loans	$19	$1	$20	$2
Policyholders’ account balances	$(1,545)	$(193)	$(1,627)	$(303)
Future policy benefits	$(1,511)	$(294)	$(1,585)	$(372)
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

	June 30, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$16,817	$(14,134)	$2,683	$(704)	$1,979
Securities purchased under agreement to resell	427	0	427	(427)	0
Total assets	$17,244	$(14,134)	$3,110	$(1,131)	$1,979
Offsetting of Financial Liabilities:
Derivatives	$19,990	$(18,441)	$1,549	$(816)	$733
Securities sold under agreement to repurchase	9,557	0	9,557	(9,527)	30
Total liabilities	$29,547	$(18,441)	$11,106	$(10,343)	$763

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$23,144	$(21,367)	$1,777	$(806)	$971
Securities purchased under agreement to resell	252	0	252	(252)	0
Total assets	$23,396	$(21,367)	$2,029	$(1,058)	$971
Offsetting of Financial Liabilities:
Derivatives	$18,265	$(17,475)	$790	$(790)	$0
Securities sold under agreement to repurchase	10,894	0	10,894	(10,432)	462
Total liabilities	$29,159	$(17,475)	$11,684	$(11,222)	$462
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

	Three Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(7)	$(2)	$0	$0	$100	$92	$0
Currency	0	0	0	0	0	1	0
Total gains (losses) on derivatives designated as hedge instruments	(7)	(2)	0	0	100	93	0
Gains (losses) on the hedged item:
Interest Rate	7	4	0	0	(96)	(92)	0
Currency	0	0	0	0	0	(1)	0
Total gains (losses) on hedged item	7	4	0	0	(96)	(93)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(1)	(29)
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(1)	(29)
Total gains (losses) on fair value hedges net of hedged item	0	2	0	0	4	(1)	(29)
Cash flow hedges
Interest Rate	8	0	0	0	0	0	16
Currency	(2)	0	0	0	0	0	15
Currency/Interest Rate	13	67	(24)	0	0	0	389
Total gains (losses) on cash flow hedges	19	67	(24)	0	0	0	420
Net investment hedges
Currency	0	0	11	0	0	0	(13)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	11	0	0	0	(13)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,348	0	0	0	0	0	0
Currency	(58)	0	(1)	0	0	0	0
Currency/Interest Rate	133	0	(1)	0	0	0	0
Credit	24	0	0	0	0	0	0
Equity	(898)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	(2,332)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	217	0	(2)	0	0	0	0
Total	$236	$69	$(15)	$0	$4	$(1)	$378

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$14	$(5)	$0	$0	$(91)	$(79)	$0
Currency	(2)	0	0	0	0	8	0
Total gains (losses) on derivatives designated as hedge instruments	12	(5)	0	0	(91)	(71)	0
Gains (losses) on the hedged item:
Interest Rate	(14)	8	0	0	111	88	0
Currency	2	0	0	0	0	(8)	0
Total gains (losses) on hedged item	(12)	8	0	0	111	80	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(3)	(27)
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(3)	(27)
Total gains (losses) on fair value hedges net of hedged item	0	3	0	0	20	6	(27)
Cash flow hedges
Interest Rate	13	1	0	0	0	0	(31)
Currency	(3)	0	0	0	0	0	(2)
Currency/Interest Rate	38	138	29	0	0	0	462
Total gains (losses) on cash flow hedges	48	139	29	0	0	0	429
Net investment hedges
Currency	0	0	11	0	0	0	(13)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	11	0	0	0	(13)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,576)	0	0	0	0	0	0
Currency	(336)	0	(4)	0	0	0	0
Currency/Interest Rate	415	0	(1)	0	0	0	0
Credit	27	0	0	0	0	0	0
Equity	(1,887)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	5,320	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	964	0	(5)	0	0	0	0
Total	$1,012	$142	$35	$0	$20	$6	$389

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
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
_______
(1)Net change in AOCI, excluding changes related to net investment hedges using non-derivative instruments, of $3 million and $14 million for the three and six months ended June 30, 2021, respectively, and $0 million for both the three and six months ended June 30, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2020	$(168)
Amount recorded in AOCI:
Interest Rate	(17)
Currency	(5)
Currency/Interest Rate	667
Total amount recorded in AOCI	645
Amount reclassified from AOCI to income:
Interest Rate	(14)
Currency	3
Currency/Interest Rate	(205)
Total amount reclassified from AOCI to income	(216)
Balance, June 30, 2021	$261

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2021 values, it is estimated that a pre-tax gain of approximately $235 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2022.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $1 million for the six months ended June 30, 2021 and $9 million for the six months ended June 30, 2020.

Credit Derivatives

The following table provides a summary of the notional and fair value of written credit protection. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 26 years for Index Reference.

	June 30, 2021
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	3,342	76	0	0	0	0	530	55	3,921	131
Total	$49	$0	$0	$0	$3,342	$76	$0	$0	$0	$0	$530	$55	$3,921	$131

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

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2021 and December 31, 2020, the Company had $0 million and $307 million of outstanding notional amounts and reported at fair value as a liability of $0 million and $28 million, respectively.

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

As of June 30, 2021, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$29,902	$150	$	$30,052
Obligations of U.S. states and their political subdivisions	0	12,355	9		12,364
Foreign government bonds	0	98,435	10		98,445
U.S. corporate public securities	0	110,147	110		110,257
U.S. corporate private securities(2)	0	37,879	2,221		40,100
Foreign corporate public securities	0	28,549	129		28,678
Foreign corporate private securities	0	28,689	3,068		31,757
Asset-backed securities(3)	0	13,045	568		13,613
Commercial mortgage-backed securities	0	14,647	0		14,647
Residential mortgage-backed securities	0	2,762	306		3,068
Subtotal	0	376,410	6,571		382,981
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	377	0		377
Obligations of U.S. states and their political subdivisions	0	221	0		221
Foreign government bonds	0	999	17		1,016
Corporate securities	0	15,133	549		15,682
Asset-backed securities(3)	0	1,722	114		1,836
Commercial mortgage-backed securities	0	1,662	0		1,662
Residential mortgage-backed securities	0	820	0		820
Equity securities	1,060	1,404	0		2,464
All other(4)	45	407	0		452
Subtotal	1,105	22,745	680		24,530
Fixed maturities, trading	0	6,298	269		6,567
Equity securities	5,821	1,322	715		7,858
Commercial mortgage and other loans	0	304	0		304
Other invested assets(5)	222	16,737	393	(14,134)	3,218
Short-term investments	307	4,403	445		5,155
Cash equivalents	2,057	4,997	1		7,055
Other assets	0	0	190		190
Separate account assets(6)(7)	59,368	255,539	1,476		316,383
Total assets	$68,880	$688,755	$10,740	$(14,134)	$754,241
Future policy benefits(8)	$0	$0	$13,579	$	$13,579
Policyholders’ account balances	0	0	2,690		2,690
Other liabilities	22	19,564	0	(18,441)	1,145
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$22	$19,564	$16,269	$(18,441)	$17,414

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$40,298	$150	$	$40,448
Obligations of U.S. states and their political subdivisions	0	12,807	4		12,811
Foreign government bonds	0	110,233	11		110,244
U.S. corporate public securities	0	113,486	69		113,555
U.S. corporate private securities(2)	0	38,689	2,248		40,937
Foreign corporate public securities	0	29,384	153		29,537
Foreign corporate private securities	0	28,727	2,865		31,592
Asset-backed securities(3)	0	14,068	523		14,591
Commercial mortgage-backed securities	0	16,294	9		16,303
Residential mortgage-backed securities	0	2,876	11		2,887
Subtotal	0	406,862	6,043		412,905
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	212	0		212
Obligations of U.S. states and their political subdivisions	0	231	0		231
Foreign government bonds	0	926	19		945
Corporate securities	0	14,990	482		15,472
Asset-backed securities(3)	0	1,583	114		1,697
Commercial mortgage-backed securities	0	1,839	0		1,839
Residential mortgage-backed securities	0	1,018	0		1,018
Equity securities	1,784	259	0		2,043
All other(4)	50	549	20		619
Subtotal	1,834	21,607	635		24,076
Fixed maturities, trading	0	3,671	243		3,914
Equity securities	6,207	1,131	660		7,998
Commercial mortgage and other loans	0	1,092	0		1,092
Other invested assets(5)	227	23,045	366	(21,367)	2,271
Short-term investments	405	5,728	177		6,310
Cash equivalents	1,476	4,005	1		5,482
Other assets	0	0	268		268
Separate account assets(6)(7)	51,826	250,623	1,821		304,270
Total assets	$61,975	$717,764	$10,214	$(21,367)	$768,586
Future policy benefits(8)	$0	$0	$18,879	$	$18,879
Policyholders’ account balances	0	0	1,914		1,914
Other liabilities	32	17,828	0	(17,475)	385
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$32	$17,828	$20,793	$(17,475)	$21,178
__________
(1)“Netting” amounts represent cash collateral of $(4,307) and $3,892 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Excludes notes with fair value of $5,674 million (carrying amount of $5,616 million) and $6,100 million (carrying amount of $5,966 million) as of June 30, 2021 and December 31, 2020, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(4)All other represents cash equivalents and short-term investments.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(5)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2021 and December 31, 2020, the fair values of such investments were $4,449 and $4,136 million respectively.
(6)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of June 30, 2021 and December 31, 2020, the fair value of such investments was $24,309 and $23,007 million, respectively.
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
(8)As of June 30, 2021, the net embedded derivative liability position of $13.6 billion includes $0.7 billion of embedded derivatives in an asset position and $14.3 billion of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $18.9 billion includes $0.5 billion of embedded derivatives in an asset position and $19.4 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,740	Discounted cash flow(5)	Discount rate	0.37%	20%	4.58%	Decrease
		Market comparables	EBITDA multiples(4)	3.8X	15.6X	9.4X	Increase
		Liquidation	Liquidation value	14.27%	43.76%	33.75%	Increase
Equity securities	$256	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	10.7X	1.3X	Increase
		Net Asset Value	Share price	$0	$1,498	$506	Increase
Separate account assets-commercial mortgage loans(6)	$162	Discounted cash flow	Spread	0.90%	1.94%	1.03%	Decrease
Liabilities:
Future policy benefits(7)	$13,579	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.05%	1.12%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(8)	$2,690	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.05%	1.12%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,697	Discounted cash flow(5)	Discount rate	0.40%	25%	4.28%	Decrease
		Market comparables	EBITDA multiples(4)	7.0X	15.0X	9.0X	Increase
		Liquidation	Liquidation value	12.13%	15.00%	13.02%	Increase
Equity securities	$195	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	8.8X	3.3X	Increase
		Net Asset Value	Share price	$1	$1,414	$495	Increase
Separate account assets-commercial mortgage loans(6)	$775	Discounted cash flow	Spread	1.60%	2.98%	1.80%	Decrease
Liabilities:
Future policy benefits(7)	$18,879	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$1,914	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	42%		Increase
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$0	$150	$0
U.S. states	4	0	0	0	0	0	5	0	0	9	0
Foreign government	11	0	0	0	0	(1)	0	0	0	10	0
Corporate securities(3)	5,277	183	444	(21)	20	(317)	(1)	70	(127)	5,528	159
Structured securities(4)	830	10	557	(1)	0	(106)	2	0	(418)	874	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	0	0	(2)	0	0	0	17	0
Corporate securities(3)	538	15	2	0	0	(9)	0	3	0	549	13
Structured securities(4)	219	(1)	36	0	0	(11)	0	0	(129)	114	(1)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	0	0	0	(20)	0	0	0	0	0
Other assets:
Fixed maturities, trading	242	11	22	(6)	0	0	2	0	(2)	269	11
Equity securities	728	19	33	(59)	0	(6)	(1)	36	(35)	715	16
Other invested assets	378	5	24	(14)	0	0	0	0	0	393	4
Short-term investments	396	1	197	0	0	(153)	(1)	5	0	445	0
Cash equivalents	4	(1)	1	0	0	0	(3)	0	0	1	(1)
Other assets	144	36	12	0	0	(2)	0	0	0	190	33
Separate account assets(5)	1,306	165	81	(14)	0	(6)	0	8	(64)	1,476	141
Liabilities:
Future policy benefits	(11,314)	(1,946)	0	0	(331)	0	12	0	0	(13,579)	(1,939)
Policyholders’ account balances(6)	(2,171)	(413)	0	0	(106)	0	0	0	0	(2,690)	(363)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended June 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$57	$0	$0	$136	$0	$38	$0	$0	$121
Assets supporting experience-rated contractholder liabilities	0	12	0	0	2	0	12	0	0
Other assets:
Fixed maturities, trading	0	11	0	0	0	0	11	0	0
Equity securities	0	19	0	0	0	0	16	0	0
Other invested assets	4	1	0	0	0	2	2	0	0
Short-term investments	1	0	0	0	0	0	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Other assets	36	0	0	0	0	33	0	0	0
Separate account assets(5)	0	0	165	0	0	0	0	141	0
Liabilities:
Future policy benefits	(1,946)	0	0	0	0	(1,939)	0	0
Policyholders’ account balances	(413)	0	0	0	0	(363)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$0	$150	$0
U.S. states	4	0	0	0	0	0	5	0	0	9	0
Foreign government	11	0	0	0	0	(1)	0	0	0	10	0
Corporate securities(3)	5,335	(162)	687	(21)	20	(494)	1	289	(127)	5,528	(203)
Structured securities(4)	543	29	776	(1)	0	(180)	14	311	(618)	874	12
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	0	0	(2)	0	0	0	17	0
Corporate securities(3)	482	8	16	0	0	(28)	0	71	0	549	(1)
Structured securities(4)	114	(4)	173	0	0	(22)	0	0	(147)	114	(4)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	0	0	0	(20)	0	0	0	0	0
Other assets:
Fixed maturities, trading	243	11	23	(8)	0	0	2	0	(2)	269	11
Equity securities	660	57	91	(62)	0	(9)	(23)	36	(35)	715	51
Other invested assets	366	17	24	(14)	0	0	0	0	0	393	17
Short-term investments	177	0	453	0	0	(163)	(27)	5	0	445	(1)
Cash equivalents	1	(1)	4	0	0	0	(3)	0	0	1	(1)
Other assets	268	(97)	24	0	0	(5)	0	0	0	190	(100)
Separate account assets(5)	1,821	208	149	(27)	0	(12)	(615)	30	(78)	1,476	215
Liabilities:
Future policy benefits	(18,879)	5,950	0	0	(662)	0	12	0	0	(13,579)	5,530
Policyholders’ account balances(6)	(1,914)	(548)	0	0	(228)	0	0	0	0	(2,690)	(462)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$29	$0	$0	$(164)	$2	$(2)	$0	$0	$(189)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	4	0	(5)	0	0
Other assets:
Fixed maturities, trading	0	11	0	0	0	0	11	0	0
Equity securities	0	57	0	0	0	0	51	0	0
Other invested assets	15	2	0	0	0	15	2	0	0
Short-term investments	0	0	0	0	0	(1)	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Other assets	(97)	0	0	0	0	(100)	0	0	0
Separate account assets(5)	0	0	208	0	0	0	0	215	0
Liabilities:
Future policy benefits	5,950	0	0	0	0	5,530	0	0	0
Policyholders’ account balances	(548)	0	0	0	0	(462)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$115	$0	$7	$0	$0	$0	$0	$0	$0	$122	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	21	0	0	0	0	0	0	1	(1)	21	(1)
Corporate securities(3)	4,496	318	125	(5)	0	(95)	0	196	(131)	4,904	316
Structured securities(4)	948	4	73	0	0	(197)	0	80	(107)	801	11
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	0	0	0	0	24	0
Corporate securities(3)	603	19	0	1	0	(20)	0	29	(8)	624	17
Structured securities(4)	177	2	39	0	0	(6)	0	0	(113)	99	2
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	7	0	0	0	0	0	0	0	0	7	0
Other assets:
Fixed maturities, trading	249	(1)	4	(26)	0	0	10	0	0	236	(1)
Equity securities	594	(14)	19	(5)	0	0	0	0	0	594	(16)
Other invested assets	581	(4)	54	0	4	(3)	26	0	0	658	3
Short-term investments	53	0	1	0	0	0	(10)	0	0	44	0
Cash equivalents	1	0	0	0	0	0	0	0	0	1	0
Other assets	382	(24)	19	0	0	0	0	0	0	377	(22)
Separate account assets(5)	1,528	114	48	(8)	0	(15)	0	26	(9)	1,684	112
Liabilities:
Future policy benefits	(27,935)	1,820	0	0	(322)	0	(2)	0	0	(26,439)	1,565
Policyholders’ account balances(6)	(1,206)	(134)	0	0	(101)	0	0	0	0	(1,441)	(127)
Other liabilities	(47)	47	0	0	0	0	0	0	0	0	47
Notes issued by consolidated VIEs	(799)	58	0	0	0	0	0	0	0	(741)	59

	Three Months Ended June 30, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(88)	$0	$0	$407	$3	$(80)	$0	$0	$406
Assets supporting experience-rated contractholder liabilities	0	18	0	0	3	0	19	0	0
Other assets:
Fixed maturities, trading	0	(2)	0	0	1	0	(1)	0	0
Equity securities	0	(14)	0	0	0	0	(16)	0	0
Other invested assets	0	(4)	0	0	0	7	(4)	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(24)	0	0	0	0	(22)	0	0	0
Separate account assets(5)	0	0	114	0	0	0	0	112	0
Liabilities:
Future policy benefits	1,820	0	0	0	0	1,565	0	0	0
Policyholders’ account balances	(134)	0	0	0	0	(127)	0	0	0
Other liabilities	0	47	0	0	0	0	47	0	0
Notes issued by consolidated VIEs	(1)	59	0	0	0	0	59	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$105	$0	$17	$0	$0	$0	$0	$0	$0	$122	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	22	(1)	0	0	0	0	0	1	(1)	21	(1)
Corporate securities(3)	3,236	(182)	419	(118)	0	(330)	1	2,023	(145)	4,904	(175)
Structured securities(4)	948	(3)	388	(17)	0	(297)	155	92	(465)	801	(4)
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	0	0	0	0	24	0
Corporate securities(3)	637	(27)	4	(9)	0	(65)	0	92	(8)	624	(27)
Structured securities(4)	69	(2)	155	0	0	(10)	0	0	(113)	99	2
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	7	0	0	0	0	0	0	7	0
Other assets:
Fixed maturities, trading	287	(16)	22	(32)	0	0	8	15	(48)	236	(16)
Equity securities	633	(58)	28	(10)	0	0	1	0	0	594	(60)
Other invested assets	567	4	81	0	4	(4)	6	0	0	658	5
Short-term investments	155	2	44	0	0	(110)	(47)	0	0	44	0
Cash equivalents	131	0	0	0	0	0	(130)	0	0	1	0
Other assets	113	228	36	0	0	0	0	0	0	377	229
Separate account assets(5)	1,717	(26)	104	(21)	0	(33)	0	33	(90)	1,684	(17)
Liabilities:
Future policy benefits	(12,831)	(12,969)	0	0	(641)	0	2	0	0	(26,439)	(13,183)
Policyholders’ account balances(6)	(1,316)	72	0	0	(197)	0	0	0	0	(1,441)	63
Other liabilities	(105)	105	0	0	0	0	0	0	0	0	104
Notes issued by consolidated VIEs	(800)	59	0	0	0	0	0	0	0	(741)	59

	Six Months Ended June 30, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(115)	$0	$0	$(76)	$5	$(106)	$0	$0	$(74)
Assets supporting experience-rated contractholder liabilities	0	(29)	0	0	0	0	(25)	0	0
Other assets:
Fixed maturities, trading	0	(17)	0	0	1	0	(16)	0	0
Equity securities	0	(58)	0	0	0	0	(60)	0	0
Other invested assets	0	4	0	0	0	1	4	0	0
Short-term investments	2	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	228	0	0	0	0	229	0	0	0
Separate account assets(5)	0	0	(26)	0	0	0	0	(17)	0
Liabilities:
Future policy benefits	(12,969)	0	0	0	0	(13,183)	0	0	0
Policyholders’ account balances	72	0	0	0	0	63	0	0	0
Other liabilities	0	105	0	0	0	0	104	0	0
Notes issued by consolidated VIEs	0	59	0	0	0	0	59	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)“Other,” for the periods ended June 30, 2021 and June 30, 2020, primarily represents the deconsolidation of VIEs, reclassifications of certain assets between reporting categories and foreign currency translation.
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

	As of June 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$62	$13,300	$1	$	$13,363
Currency	0	909	0		909
Credit	0	131	0		131
Currency/Interest Rate	0	1,515	0		1,515
Equity	132	911	0		1,043
Other	0	0	0		0
Netting(1)				(14,134)	(14,134)
Total derivative assets	$194	$16,766	$1	$(14,134)	$2,827
Derivative Liabilities:
Interest Rate	$6	$16,090	$0	$	$16,096
Currency	0	1,162	0		1,162
Credit	0	0	0		0
Currency/Interest Rate	0	944	0		944
Equity	11	1,784	0		1,795
Other	0	0	0		0
Netting(1)				(18,441)	(18,441)
Total derivative liabilities	$17	$19,980	$0	$(18,441)	$1,556

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$99	$19,091	$0	$	$19,190
Currency	0	832	0		832
Credit	0	63	0		63
Currency/Interest Rate	0	1,415	0		1,415
Equity	128	1,645	0		1,773
Other	0	0	0		0
Netting(1)				(21,367)	(21,367)
Total derivative assets	$227	$23,046	$0	$(21,367)	$1,906
Derivative Liabilities:
Interest Rate	$5	$13,503	$0	$	$13,508
Currency	0	763	0		763
Credit	0	28	0		28
Currency/Interest Rate	0	1,638	0		1,638
Equity	25	2,305	0		2,330
Other	0	0	0		0
Netting(1)				(17,475)	(17,475)
Total derivative liabilities	$30	$18,237	$0	$(17,475)	$792
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

	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1

	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0

	Six Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$0	$(3)	$0	$(3)
Mortgage servicing rights(2)	$(1)	$(26)	$(5)	$(29)
Investment real estate	$0	$0	$(9)	$0

	June 30, 2021	December 31, 2020
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$0
Mortgage servicing rights(2)	$279	$307
Investment real estate	$17	$31
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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$(59)	$0	$(59)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Commercial mortgage and other loans:
Interest income	$2	$4	$5	$6
Notes issued by consolidated VIEs:
Interest expense	$0	$11	$0	$22

	June 30, 2021	December 31, 2020
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$304	$1,092
Aggregate contractual principal as of period end	$300	$1,073
Other assets:
Fair value as of period end	$10	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$0	$0
Aggregate contractual principal as of period end	$0	$0
__________
(1)As of June 30, 2021, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$1,904	$83	$1,987	$1,662
Assets supporting experience-rated contractholder liabilities	66	0	0	66	66
Commercial mortgage and other loans	0	69	67,993	68,062	64,055
Policy loans	0	0	10,652	10,652	10,652
Other invested assets	0	86	0	86	86
Short-term investments	1,142	28	0	1,170	1,170
Cash and cash equivalents	7,660	430	0	8,090	8,090
Accrued investment income	0	3,037	0	3,037	3,037
Other assets	49	2,517	474	3,040	3,038
Total assets	$8,917	$8,071	$79,202	$96,190	$91,856
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,951	$71,086	$105,037	$103,026
Securities sold under agreements to repurchase	0	9,557	0	9,557	9,557
Cash collateral for loaned securities	0	4,431	0	4,431	4,431
Short-term debt	0	772	143	915	909
Long-term debt(3)	632	21,770	1,059	23,461	19,670
Notes issued by consolidated VIEs	0	0	284	284	284
Other liabilities	0	7,077	82	7,159	7,159
Separate account liabilities—investment contracts	0	95,598	23,585	119,183	119,183
Total liabilities	$632	$173,156	$96,239	$270,027	$264,219

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(2)	$0	$2,209	$89	$2,298	$1,930
Assets supporting experience-rated contractholder liabilities	39	0	0	39	39
Commercial mortgage and other loans	0	107	67,477	67,584	64,333
Policy loans	0	0	11,271	11,271	11,271
Other invested assets	0	153	0	153	153
Short-term investments	1,464	26	0	1,490	1,490
Cash and cash equivalents	7,951	268	0	8,219	8,219
Accrued investment income	0	3,193	0	3,193	3,193
Other assets	154	2,917	449	3,520	3,517
Total assets	$9,608	$8,873	$79,286	$97,767	$94,145
Liabilities:
Policyholders’ account balances—investment contracts	$0	$36,820	$73,653	$110,473	$107,526
Securities sold under agreements to repurchase	0	10,894	0	10,894	10,894
Cash collateral for loaned securities	0	3,499	0	3,499	3,499
Short-term debt	0	794	146	940	925
Long-term debt(3)	644	21,685	1,139	23,468	19,718
Notes issued by consolidated VIEs	0	0	305	305	305
Other liabilities	0	7,626	48	7,674	7,674
Separate account liabilities—investment contracts	0	86,046	23,631	109,677	109,677
Total liabilities	$644	$167,364	$98,922	$266,930	$260,218
__________
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Excludes notes with fair value of $5,427 million (carrying amount of $4,748 million) and $5,821 million (carrying amount of $4,998 million) as of June 30, 2021 and December 31, 2020, respectively, which have been offset with the associated payables under a netting agreement.
(3)Includes notes with fair value of $11,102 million (carrying amount of $10,364 million) and $11,921 million (carrying amount of $10,964 million) as of June 30, 2021 and December 31, 2020, respectively, which have been offset with the associated receivables under a netting agreement.

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

As of June 30, 2021 and December 31, 2020, the Company recognized a policyholder dividend obligation of $3,649 million and $2,920 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $4,160 million and $5,867 million at June 30, 2021 and December 31, 2020, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Closed Block liabilities
Future policy benefits	$46,123	$46,762
Policyholders’ dividends payable	626	635
Policyholders’ dividend obligation	7,809	8,787
Policyholders’ account balances	4,805	4,874
Other Closed Block liabilities	3,329	3,141
Total Closed Block liabilities	62,692	64,199
Closed Block assets
Fixed maturities, available-for-sale, at fair value	39,657	41,959
Fixed maturities, trading, at fair value	274	277
Equity securities, at fair value	2,494	2,345
Commercial mortgage and other loans	8,176	8,421
Policy loans	3,927	4,064
Other invested assets	3,903	3,610
Short-term investments	300	124
Total investments	58,731	60,800
Cash and cash equivalents	862	269
Accrued investment income	409	431
Other Closed Block assets	111	92
Total Closed Block assets	60,113	61,592
Excess of reported Closed Block liabilities over Closed Block assets	2,579	2,607
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	4,105	5,810
Allocated to policyholder dividend obligation	(4,160)	(5,867)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,524	$2,550

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2021
(in millions)
Balance, December 31, 2020	$8,787
Impact from earnings allocable to policyholder dividend obligation	729
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(1,707)
Balance, June 30, 2021	$7,809

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues
Premiums	$463	$519	$894	$999
Net investment income	632	515	1,222	1,063
Realized investment gains (losses), net	265	(8)	337	248
Other income (loss)	255	318	531	(285)
Total Closed Block revenues	1,615	1,344	2,984	2,025
Benefits and Expenses
Policyholders’ benefits	652	725	1,286	1,372
Interest credited to policyholders’ account balances	31	32	62	64
Dividends to policyholders	814	517	1,395	423
General and administrative expenses	79	82	158	167
Total Closed Block benefits and expenses	1,576	1,356	2,901	2,026
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	39	(12)	83	(1)
Income tax expense (benefit)	25	(28)	54	(34)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$14	$16	$29	$33

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $1,245 million, or 20.1% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first six months of 2021, compared to an income tax expense of $57 million, or (2.1)%, in the first six months of 2020. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

On March 27, 2020, the CARES Act was enacted into law. One provision of the CARES Act amended the Tax Cuts and Jobs Act (“TCJA”) and allowed companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company incorporated into the full year projected 2020 effective tax rate an income tax benefit of $512 million that resulted from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. The projected tax benefit related to the NOL carryback was partially offset by an incremental Global Intangible Low-Taxed Income (“GILTI”) tax expense of $140 million driven by projected overall domestic losses (“ODLs”) which resulted in a reduced GILTI foreign tax credit. The first six months of 2020 also include a $47 million reduction in income tax expense recorded as a discrete item from the carryback of 2018 NOL and related ODL.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which we operate, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, our Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company plans to make the high-tax exception election for the 2021 tax year and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first six months of 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2021	December 31, 2020
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	341	355
Subtotal commercial paper	366	380
Current portion of long-term debt:
Senior Notes	400	399
Mortgage Debt	134	128
Surplus notes subject to set-off arrangements (1)	500	500
Subtotal current portion of long-term debt	1,034	1,027
Other(2)	9	18
Subtotal	1,409	1,425
Less: assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$909	$925
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$125	$75
Daily average commercial paper outstanding for the quarter ended	$1,056	$1,602
Weighted average maturity of outstanding commercial paper, in days	9	18
Weighted average interest rate on outstanding commercial paper	0.06%	0.11%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.
(2)Includes $9 million and $18 million drawn on a revolving line of credit held by a subsidiary at June 30, 2021 and December 31, 2020, respectively.
(3)Includes Prudential Financial debt of $425 million and $424 million at June 30, 2021 and December 31, 2020, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2021, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2021	December 31, 2020
	(in millions)
Fixed-rate obligations:
Surplus notes	$343	$343
Surplus notes subject to set-off arrangements(1)	7,534	8,134
Senior notes	11,184	11,179
Mortgage debt	24	24
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	204	257
Junior subordinated notes(3)	7,615	7,615
Subtotal	29,534	30,182
Less: assets under set-off arrangements(1)	9,864	10,464
Total long-term debt(4)	$19,670	$19,718
 __________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $31 million and $29 million of debt denominated in foreign currency at June 30, 2021 and December 31, 2020, respectively.
(3)Includes Prudential Financial debt of $7,559 million and $7,554 million at June 30, 2021 and December 31, 2020, respectively. Also includes subsidiary debt of $56 million and $60 million denominated in foreign currency at June 30, 2021 and December 31, 2020, respectively.
(4)Includes Prudential Financial debt of $18,570 million and $18,561 million at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Senior Debt Redemption

In July 2021, the Company issued notices to redeem, at a make-whole redemption price, $910 million of medium-term notes, on a redemption date on or about August 30, 2021. See Note 15 for additional information.

Credit Facility Extension

In July 2021, the Company amended and restated its $4.0 billion five-year credit facility, extending the term of the facility to July 2026. The extension also includes certain sustainability-linked pricing adjustments, by which the applicable interest rate margins and commitment fee may be adjusted based on the Company’s ability to meet certain targets. See Note 15 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$82	$81	$7	$6
Interest cost	92	107	12	16
Expected return on plan assets	(207)	(202)	(25)	(25)
Amortization of prior service cost	(1)	(1)	1	1
Amortization of actuarial (gain) loss, net	61	66	4	4
Settlements	1	4	0	0
Special termination benefits(1)	0	0	0	0
Net periodic (benefit) cost	$28	$55	$(1)	$2

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$165	$161	$13	$12
Interest cost	182	215	24	32
Expected return on plan assets	(412)	(403)	(50)	(50)
Amortization of prior service cost	(2)	(2)	3	3
Amortization of actuarial (gain) loss, net	123	131	8	8
Settlements	2	4	0	0
Special termination benefits(1)	1	2	0	0
Net periodic (benefit) cost	$59	$108	$(2)	$5
__________
(1)For 2021 and 2020, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2020	666.3	269.9	396.4
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	12.7	(12.7)
Stock-based compensation programs(1)	0.0	(3.1)	3.1
Balance, June 30, 2021	666.3	279.5	386.8
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In February 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
December 31, 2021. In May 2021, the Board authorized a $500 million increase to this authorization, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.0 billion. In July 2021, the Board further increased this authorization by an additional $500 million, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.5 billion. As of June 30, 2021, 12.7 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $1,250 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends declared per share of Common Stock	$1.15	$1.10	$2.30	$2.20

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$52	$34,065	$(3,379)	$30,738
Change in OCI before reclassifications	(650)	(7,033)	38	(7,645)
Amounts reclassified from AOCI	(63)	(1,742)	132	(1,673)
Income tax benefit (expense)	(63)	1,961	(41)	1,857
Balance, June 30, 2021	$(724)	$27,251	$(3,250)	$23,277

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2019	$(536)	$28,112	$(3,537)	$24,039
Change in OCI before reclassifications	(213)	9,449	4	9,240
Amounts reclassified from AOCI	5	(702)	140	(557)
Income tax benefit (expense)	28	(1,881)	(32)	(1,885)
Balance, June 30, 2020	$(716)	$34,978	$(3,425)	$30,837
__________
(1)Includes cash flow hedges of $261 million and $(168) million as of June 30, 2021 and December 31, 2020, respectively, and $2,498 million and $832 million as of June 30, 2020 and December 31, 2019, respectively, and fair value hedges of $(17) million and $10 million as of June 30, 2021 and December 31, 2020, respectively, and $(3) million and $0 million as of June 30, 2020 and December 31, 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statements of Operations
	2021	2020	2021	2020
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$0	$(2)	$0	$(5)	Realized investment gains (losses), net
Foreign currency translation adjustments	60	0	63	0	Other income (loss)
Total foreign currency translation adjustment	60	(2)	63	(5)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	9	9	14	8	(3)
Cash flow hedges—Currency	(2)	3	(3)	4	(3)
Cash flow hedges—Currency/Interest rate	57	32	205	420	(3)
Fair value hedges—Currency	(1)	0	(3)	0	(3)
Net unrealized investment gains (losses) on available-for-sale securities	313	112	1,529	270	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	376	156	1,742	702	(4)
Amortization of defined benefit pension items:
Prior service cost	0	0	(1)	(1)	(5)
Actuarial gain (loss)	(65)	(70)	(131)	(139)	(5)
Total amortization of defined benefit pension items	(65)	(70)	(132)	(140)
Total reclassifications for the period	$371	$84	$1,673	$557
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2020	$(25)	$58,442	$(1,229)	$(6,588)	$(5,892)	$(10,643)	$34,065
Net investment gains (losses) on investments arising during the period	24	(12,334)				2,715	(9,595)
Reclassification adjustment for (gains) losses included in net income	10	(1,752)				384	(1,358)
Reclassification due to allowance for credit losses recorded during the period	(3)	3				0	0
Impact of net unrealized investment (gains) losses			457	3,107	1,713	(1,138)	4,139
Balance, June 30, 2021	$6	$44,359	$(772)	$(3,481)	$(4,179)	$(8,682)	$27,251
__________
(1)Includes cash flow and fair value hedges. See Note 5 for information on cash flow and fair value hedges.

12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended June 30,
	2021			2020
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$2,183			$(2,405)
Less: Income (loss) attributable to noncontrolling interests	25			4
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	31			6
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,127	391.1	$5.44	$(2,415)	394.6	$(6.12)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$31			$6
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	31			6
Stock options		0.9			0.0
Deferred and long-term compensation programs		2.1			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$2,127	394.1	$5.40	$(2,415)	394.6	$(6.12)
__________
(1)For the three months ended June 30, 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended June 30, 2020, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2021			2020
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$4,987			$(2,675)
Less: Income (loss) attributable to noncontrolling interests	1			5
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	75			11
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$4,911	393.7	$12.47	$(2,691)	395.8	$(6.80)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$75			$11
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	75			11
Stock options		0.7			0.0
Deferred and long-term compensation programs		2.0			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$4,911	396.4	$12.39	$(2,691)	395.8	$(6.80)
__________
(1)For the six months ended June 30, 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the six months ended June 30, 2020, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three and six months ended June 30, 2021 and 2020, as applicable, were based on 5.9 million and 5.0 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2021		2020
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.9	$106.87	4.7	$74.92
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.2
Antidilutive shares based on application of the treasury stock method	0.0		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		1.3
Total antidilutive stock options and shares	0.9		6.4

	Six Months Ended June 30,
	2021		2020
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.5	$100.25	3.5	$79.06
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.5
Antidilutive shares based on application of the treasury stock method	0.0		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		1.5
Total antidilutive stock options and shares	1.5		5.7

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

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
Adjusted operating income before income taxes by segment:	(in millions)
PGIM	$315	$324	$966	$488
U.S. Businesses:
Retirement	491	281	1,114	526
Group Insurance	17	5	(115)	49
Individual Annuities(2)	472	249	916	622
Individual Life	146	(64)	102	(84)
Assurance IQ	(38)	(16)	(77)	(39)
Total U.S. Businesses	1,088	455	1,940	1,074
International Businesses	803	691	1,674	1,387
Corporate and Other	(300)	(541)	(586)	(883)
Total segment adjusted operating income before income taxes	1,906	929	3,994	2,066
Reconciling items:
Realized investment gains (losses), net, and related adjustments	360	(3,268)	1,624	(2,969)
Charges related to realized investment gains (losses), net	4	519	(235)	(283)
Market experience updates	225	56	529	(882)
Divested and Run-off Businesses:
Closed Block division	31	(22)	65	(23)
Other Divested and Run-off Businesses	255	(524)	285	(593)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	(54)	(49)	(63)
Other adjustments(3)	(13)	32	(26)	77
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$2,773	$(2,332)	$6,187	$(2,670)
________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.
(2)Individual Annuities segment results reflect DAC as if the Individual Annuities business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(3)Represents adjustments not included in the above reconciling items. Also includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of the associated contingent consideration (see Note 14 for additional information).

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

	June 30, 2021	December 31, 2020
Assets by segment:	(in millions)
PGIM	$48,513	$48,680
U.S. Businesses:
Retirement	217,019	213,726
Group Insurance	43,568	45,601
Individual Annuities	200,829	200,718
Individual Life	114,877	110,953
Assurance IQ	2,713	2,703
Total U.S. Businesses	579,006	573,701
International Businesses	223,057	231,128
Corporate and Other	15,329	25,124
Closed Block division	60,556	62,089
Total assets per Unaudited Interim Consolidated Financial Statements	$926,461	$940,722

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
Revenues on an adjusted operating income basis:	(in millions)
PGIM	$1,009	$957	$2,323	$1,735
U.S. Businesses:
Retirement	2,683	2,992	5,274	5,429
Group Insurance	1,518	1,471	3,074	2,895
Individual Annuities	1,228	953	2,427	2,101
Individual Life	1,616	1,563	3,251	3,093
Assurance IQ	113	59	221	119
Total U.S. Businesses	7,158	7,038	14,247	13,637
International Businesses	5,093	5,084	11,024	10,720
Corporate and Other	(159)	(150)	(278)	(355)
Total revenues on an adjusted operating income basis	13,101	12,929	27,316	25,737
Reconciling items:
Realized investment gains (losses), net, and related adjustments	557	(2,318)	1,561	(2,682)
Charges related to realized investment gains (losses), net	(42)	(20)	(118)	(81)
Market experience updates	113	(14)	214	(348)
Divested and Run-off Businesses:
Closed Block division	1,613	1,340	2,978	2,017
Other Divested and Run-off Businesses	596	208	967	900
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(21)	(57)	(49)	(69)
Other adjustments(2)	0	47	0	105
Total revenues per Unaudited Interim Consolidated Financial Statements	$15,917	$12,115	$32,869	$25,579

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.
(2)Represents adjustments not included in the above reconciling items. Also includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of the associated contingent consideration (see Note 14 for additional information).

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
PGIM segment intersegment revenues	$226	$208	$449	$425

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Asset-based management fees	$1,017	$840	$2,012	$1,715
Performance-based incentive fees	23	16	50	30
Other fees	158	135	312	279
Total asset management and service fees	$1,198	$991	$2,374	$2,024

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2021	December 31, 2020
	(in millions)
Total outstanding mortgage loan commitments	$2,801	$2,357
Portion of commitment where prearrangement to sell to investor exists	$909	$882

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0 million as of June 30, 2021 and December 31, 2020. The change in allowance is $0 million for both the three months ended June 30, 2021 and 2020, respectively, and $0 million and a reduction of $1 million for the six months ended June 30, 2021 and 2020, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2021	December 31, 2020
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts	$9,999	$9,567
Expected to be funded from separate accounts	$362	$336

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2021 or 2020.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	June 30, 2021	December 31, 2020
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$8,162	$7,108
Fair value of related collateral associated with above indemnifications(1)	$8,331	$7,254
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $64 million and $34 million related to securities repurchase transactions as of June 30, 2021 and December 31, 2020, respectively.

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

Guarantees of Asset Values

	June 30, 2021	December 31, 2020
	(in millions)
Guaranteed value of third-parties’ assets	$83,805	$86,264
Fair value of collateral supporting these assets	$86,850	$90,612
Asset (liability) associated with guarantee, carried at fair value	$1	$0

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Indemnification of Serviced Mortgage Loans

	June 30, 2021	December 31, 2020
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,800	$2,684
First-loss exposure portion of above	$817	$784
Accrued liability associated with guarantees(1)	$40	$41
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $19 million and $20 million as of June 30, 2021 and December 31, 2020, respectively. The change in allowance is $0 million for both the three months ended June 30, 2021, and 2020, respectively, and a reduction of $1 million for the six months ended June 30, 2021 and 2020, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $22,115 million and $21,465 million of mortgages subject to these loss-sharing arrangements as of June 30, 2021 and December 31, 2020, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2021, these mortgages had a weighted-average debt service coverage ratio of 2.00 times and a weighted-average loan-to-value ratio of 63%. As of December 31, 2020, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 63%. The Company had $1 million of losses related to indemnifications that were settled for the six months ended June 30, 2021 and no losses for the six months ended June 30, 2020.

Other Guarantees

	June 30, 2021	December 31, 2020
	(in millions)
Other guarantees where amount can be determined	$96	$52
Accrued liability for other guarantees and indemnifications	$34	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. As of June 30, 2021 and December 31, 2020, there are $0 million and $9 million, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liability identified above relates to the sale of POT and represents a financial guarantee of certain insurance obligations of POT. See Note 1 for additional information regarding the sale.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The contingent consideration liability referred to above is reported at fair value. Fair value is determined based on the present value of expected payments under the arrangement described above, using an internally developed option pricing model based on a number of assumptions, including certain unobservable assumptions for future Variable Profits and the future price of Prudential Financial Common Stock. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of June 30, 2021 and December 31, 2020. The stock-based component of contingent consideration impacts the share count for purposes of calculating the Company’s diluted earnings per share when Assurance IQ’s actual Variable Profits achieved as of the end of the reporting period is in excess of $900 million, as if the contingent consideration performance period ended on the applicable reporting date. The number of shares issued as part of the contingent consideration payable in 2023 will be based on a $83.71 price per share.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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

Securities Litigation
Donel Davidson v. Charles F. Lowrey, et al.

In March 2021, the court issued an order consolidating this action with Robert Lalor, Derivatively on behalf of Prudential Financial, Inc. v. Charles F. Lowrey, et al. under the caption In re Prudential Financial, Inc. Derivative Litigation. In May 2021, the Company filed a motion to dismiss the complaint.
Robert Lalor v. Charles F. Lowrey, et al.
In March 2021, the court issued an order consolidating this action with Donel Davidson, Derivatively on Behalf of Prudential Financial, Inc. v. Charles F. Lowrey, et al. under the caption In re Prudential Financial, Inc. Derivative Litigation. Case updates will be consolidated with the Donel Davidson action.
Assurance IQ, LLC
The Company has received a civil investigative demand and other inquiries related to the appropriateness of Assurance IQ’s supplemental health product sales and marketing activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other investigations and actions related to this matter.
William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC
In February 2021, an amended putative class action complaint entitled William James Griffin, et al. v. Benefytt Technologies, Inc. (f/k/a Health Insurance Innovations, Inc.), Health Plan Intermediaries Holdings, Inc. and Assurance IQ, LLC, was filed in the United States District Court for the Southern District of Florida, alleging that the defendants violated the Racketeering Influenced and Corrupt Organizations Act, and engaged in a conspiracy to defraud customers through the sale of limited indemnity and short term health insurance products to individuals seeking comprehensive medical insurance. The complaint seeks unspecified treble damages, declaratory and injunctive relief. In June 2021, the Company filed a motion to dismiss the amended complaint.
Other Matters

Doyle C. Stone v. PFI, et al.
In April 2021, defendants filed a motion to dismiss the complaint. In June 2021, plaintiff filed a notice of voluntary dismissal of the complaint, without prejudice.

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

15.SUBSEQUENT EVENTS

Entry into Agreement to Sell Full Service Retirement Business

On July 21, 2021, the Company entered into an agreement with Great-West Life & Annuity Insurance Company (“Great-West”) pursuant to which the Company has agreed to sell to Great-West the Company’s Full Service Retirement business, primarily through a combination of (i) the sale of all of the outstanding equity interests of certain legal entities, including Prudential Retirement Insurance and Annuity Company (“PRIAC”); (ii) the ceding of certain insurance policies through reinsurance; and (iii) the sale, transfer and/or novation of certain in-scope contracts and brokerage accounts.

The transaction is expected to close by the first quarter of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. Total proceeds expected from the sale are approximately $2.8 billion, which includes cash consideration for the sale of PRIAC, ceding commission for the reinsured business and capital available to be released from PICA, less approximately $400 million of transaction related costs and taxes. The Company plans to use the proceeds for general corporate purposes.

Share Repurchase Authorization

On July 21, 2021, the Company announced that its Board of Directors authorized a $500 million increase to the Company’s share repurchase authorization for calendar year 2021. As a result, the Company’s aggregate common stock share repurchase authorization for the full year 2021 is now $2.5 billion. As of June 30, 2021, the Company had repurchased $1.25 billion of shares of its common stock under this authorization.

Credit Facility Extension

On July 28, 2021, the Company amended and restated its $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers and a syndicate of financial institutions as lenders, extending the term of the facility to July 2026. Borrowings under the credit facility may be used for general corporate purposes, and the Company expects that it may borrow under the facility from time to time to fund its working capital needs and those of its subsidiaries. In addition, amounts under the credit facility may be drawn in the form of standby letters of credit that can be used to meet the operating needs of the Company and its subsidiaries. The credit facility contains customary representations and warranties, covenants and events of default, and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under the facility are conditioned on the continued satisfaction of customary conditions, including the Company’s maintenance of consolidated net worth of at least $23.5 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. The amended and restated facility also includes certain sustainability-linked pricing adjustments, by which the applicable interest rate margins and commitment fee may be decreased or increased if the Company achieves, or fails to achieve, certain specified targets relating to its reduction of domestic greenhouse gas emissions and its increase in diversity among its senior leaders.

Senior Debt Redemption

On July 29, 2021, the Company issued notices to redeem, at a make-whole redemption price, $700 million principal amount of its 3.500% medium-term notes due 2024 (representing the entire principal amount) and $210 million of the currently outstanding $600 million principal amount of its 3.878% medium-term notes due 2028. The Company intends to redeem these

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
notes on or about August 30, 2021. On the redemption date, the Company expects to incur a pre-tax charge of approximately $90 million, primarily reflecting the make-whole premiums associated with this redemption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2021, compared with December 31, 2020, and its consolidated results of operations for the three and six months ended June 30, 2021 and 2020. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.730 trillion of assets under management as of June 30, 2021, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Management expects that results will continue to benefit from our differentiated mix of market-leading businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. While challenges exist in the form of a low interest rate environment (see “Impact of a Low Interest Rate Environment” below), fee compression in certain of our businesses and other market factors, we expect that our businesses will produce appropriate returns for the current market environment. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of individual customers, workplace clients, and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels, including the ability to sell solutions across a broad socio-economic spectrum through Assurance IQ’s digital platform. We aim to expand our addressable market, build deeper and longer-lasting relationships with customers and clients, and meaningfully improve their financial wellness.

In order to further increase our competitive advantage, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will also help us realize improved margins. In 2019, we launched programs in pursuit of these objectives that will result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges, which we expect will result in significant expense efficiencies over the next several years. For the three and six months ended June 30, 2021, the Company estimates that the impact to results from these programs was a benefit of $130 million and $242 million, respectively, and, as of June 30, 2021, we continue to remain on track to accumulate approximately $750 million of annual run-rate cost savings by the end of 2023.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. The pandemic continues to impact our results of operations in the current period and is expected to continue to be a driver of future impacts to our results of operations; however, the overall impacts to the Company have moderated recently and are expected to continue to moderate. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•Outlook.

U.S. Businesses:
While the virus continues to mutate and transmission remains high in select geographies, the vaccine rollout continues at an effective pace (with approximately 70% of the U.S. adult population receiving at least one dose) and appears to be highly effective against hospitalization and death for variants to date; consequently, the Company has seen impacts begin to moderate and expects that the impacts from the pandemic on our U.S. Businesses will continue to decline.

•Specific outlook considerations for certain of our U.S. businesses include the following:

Retirement. Given that many of the products in our institutional investment products business assume longevity risk, elevated levels of mortality resulting from COVID-19 may continue to contribute to a higher level of underwriting gains; however, high vaccination rates among pensioners in both the U.S. and the U.K. suggest that mortality rates will continue to normalize toward pre-pandemic mortality levels. The pandemic may also impact sales volumes.

Group Insurance. We expect COVID-19 to continue to contribute to elevated levels of mortality resulting in increased life insurance claims in the near-term. In addition, we expect elevated unemployment to drive increased disability claims in this business. The pandemic may also impact sales volumes and the utilization of workplace benefits.

Individual Life. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. In addition, while we have seen strong sales of key products, COVID-19 could impact sales prospects in the near-term.

International Businesses:

Through the first half of 2021, we continued to see an elevated level of claims due to COVID-19, mostly in Brazil and Japan; however, expenses to support our captive agents have decreased significantly compared to 2020. Japan has declared a series of COVID-19 driven states of emergency in 2021 across various prefectures, which are expected to be in effect through August, but are less restrictive than those from 2020. As the global pandemic continues to evolve, further tightening of COVID-19 restrictions is possible, both in Japan and in other markets, and depending on the specific circumstances and geographies impacted, could adversely impact our sales prospects for a period of time. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses.

•Results of Operations. See “—Results of Operations” and “—Results of Operations by Segment” for a discussion of results for the second quarter and the first six months of 2021.
•Investment Portfolio. While the economy continues to re-open and recover from the impacts of COVID-19, there could still be periods of volatility. The market expectations for credit migration and related losses continue to decrease. The sectors most impacted by the pandemic, including energy, consumer cyclical and retail related investments, have started to recover but may lag the general economic improvement. In certain instances, the Company may agree to modify an investment to provide forbearance, which grants borrowers additional time to make payments. As of June 30, 2021, approximately 1.6% of total invested assets were modified to allow for limited forbearance. Under the terms of forbearance, the borrower is allowed to defer a portion of current year principal and/or interest payments for a short period (e.g., 6 months). These deferrals accrue additional interest and do not have a material impact on our investment value.

•Sales and Flows. See “—Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•Underwriting Results. In the first six months of 2021, we estimate that COVID-19 had a net negative impact on our underwriting results reflecting unfavorable mortality impacts in our Group Insurance, Individual Life and International businesses, partially offset by favorable mortality impacts in our Retirement business. For the third quarter of 2021, the Company expects underwriting results to be adversely impacted by approximately $25 million in our U.S. Businesses and approximately $20 million in our International Businesses; however, the ultimate impact on our underwriting results will depend on factors such as: an insured’s age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential for further mutation; and the acceptance rate and efficacy of the vaccine rollout.

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

As of June 30, 2021, the COVID-19 pandemic had not reached the most severe levels of financial impacts included in the Company’s stress testing. In addition, the impact of COVID-19 related claims received to date have been moderated by the balance between our mortality exposure (such as in our Individual Life and Group Insurance businesses) and our longevity exposure (such as in our Retirement business).

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

For the general account supporting our U.S. Businesses and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.8% of the fixed maturity security and commercial mortgage loan portfolios through 2022. The portion of the general account attributable to these operations has approximately $234 billion of such assets (based on net carrying value) as of June 30, 2021. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 3.8% as of June 30, 2021.

Included in the $234 billion of fixed maturity securities and commercial mortgage loans are approximately $173 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $173 billion, approximately 52% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of June 30, 2021
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$146
Contracts with adjustable crediting rates subject to guaranteed minimums	61
Participating contracts where investment income risk ultimately accrues to contractholders	14
Total	$221

The $146 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $61 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of June 30, 2021, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$1.0	$1.2	$0.1	$0.0	$0.0	$2.3
1.00% - 1.99%	4.1	13.2	2.1	1.8	1.3	22.5
2.00% - 2.99%	1.3	1.5	1.5	0.9	1.6	6.8
3.00% - 4.00%	27.9	0.4	0.3	0.2	0.0	28.8
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$35.2	$16.3	$4.0	$2.9	$2.9	$61.3
Percentage of total	56%	27%	7%	5%	5%	100%
 __________
(1)Includes approximately $0.51 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $14 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.45% (which is reasonably consistent with recent rates) for the period from July 1, 2021 through June 30, 2022 (and credit spreads remain unchanged from average levels experienced during the second quarter 2021), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), would be between $50 million and $80 million for the period from July 1, 2021 through June 30, 2022.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of June 30, 2021
(in billions)
Insurance products with fixed and guaranteed terms	$138
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$174

The $138 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms- for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $25 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.65% and the 10-year U.S. Treasury rate is 1.45% (which is reasonably consistent with recent rates) for the period from July 1, 2021 through June 30,

2022 (and credit spreads remain unchanged from average levels experienced during the second quarter 2021), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), would be between $20 million and $40 million for the period from July 1, 2021 through June 30, 2022.
Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues	$15,917	$12,115	$32,869	$25,579
Benefits and expenses	13,144	14,447	26,682	28,249
Income (loss) before income taxes and equity in earnings of operating joint ventures	2,773	(2,332)	6,187	(2,670)
Income tax expense (benefit)	609	115	1,245	57
Income (loss) before equity in earnings of operating joint ventures	2,164	(2,447)	4,942	(2,727)
Equity in earnings of operating joint ventures, net of taxes	19	42	45	52
Net income (loss)	2,183	(2,405)	4,987	(2,675)
Less: Income attributable to noncontrolling interests	25	4	1	5
Net income (loss) attributable to Prudential Financial, Inc.	$2,158	$(2,409)	$4,986	$(2,680)

Three Month Comparison. The $4,567 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2021 compared to the second quarter of 2020 reflected the following notable items on a pre-tax basis:

•$2,283 million favorable variance from realized investment gains (losses) and related charges for PFI excluding Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities and market experience updates discussed below (see “General Account Investments” for additional information);
•$977 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information);
•$873 million favorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities;
•$832 million favorable variance from a gain in the current period from our Divested and Run-off Businesses compared to a loss in the prior year period (see “Results of Operations by Segment—Divested and Run-off Businesses” for additional information); and
•$169 million favorable variance driven by market experience updates primarily within our Individual Annuities and Individual Life businesses (see Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information).

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $494 million unfavorable variance from a higher tax expense reflecting the increase in pre-tax earnings.

Six Month Comparison. The $7,666 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2021 compared to the first six months of 2020 reflected the following notable items on a pre-tax basis:

•$3,109 million favorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities;
•$1,928 million favorable variance from higher adjusted operating income from our business segments, including a gain from the sale of the Company’s 35% ownership stake in Pramerica SGR in the current year period;
•$1,411 million favorable variance driven by market experience updates primarily within our Individual Annuities and Individual Life businesses;

•$1,203 million favorable variance from realized investment gains (losses) and related charges for PFI excluding Divested and Run-off Businesses, and excluding the impact of the hedging program associated with certain variable annuities and market experience updates;
•$966 million favorable variance from a gain in the current period from our Divested and Run-off Businesses compared to a loss in the prior year period; and
•$331 million favorable variance from investment related activities that are primarily within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $1,188 million unfavorable variance from a higher tax expense reflecting the increase in pre-tax earnings.

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

	Three and Six Months Ended June 30,
	2021	2020(1)
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
Retirement	$(18)	$(22)
Group Insurance	1	11
Individual Annuities	(15)	(136)
Individual Life	7	(92)
Total U.S. Businesses	(25)	(239)
International Businesses	(14)	(94)
Corporate and Other	5	0
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	(34)	(333)
Reconciling items:
Realized investment gains (losses), net, and related adjustments	6	302
Charges related to realized investment gains (losses), net	192	(41)
Divested and Run-off Businesses:
Closed Block division	0	0
Other Divested and Run-off Businesses	62	(34)
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$226	$(106)
__________
(1)Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$315	$324	$966	$488
U.S. Businesses:
Retirement	491	281	1,114	526
Group Insurance	17	5	(115)	49
Individual Annuities	472	249	916	622
Individual Life	146	(64)	102	(84)
Assurance IQ	(38)	(16)	(77)	(39)
Total U.S. Businesses	1,088	455	1,940	1,074
International Businesses	803	691	1,674	1,387
Corporate and Other	(300)	(541)	(586)	(883)
Total segment adjusted operating income before income taxes	1,906	929	3,994	2,066
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	360	(3,268)	1,624	(2,969)
Charges related to realized investment gains (losses), net(3)	4	519	(235)	(283)
Market experience updates	225	56	529	(882)
Divested and Run-off Businesses(4):
Closed Block division	31	(22)	65	(23)
Other Divested and Run-off Businesses	255	(524)	285	(593)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	5	(54)	(49)	(63)
Other adjustments(6)	(13)	32	(26)	77
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$2,773	$(2,332)	$6,187	$(2,670)
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
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
(6)Represents adjustments not included in the above reconciling items. Also includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of the associated contingent consideration (see Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information).

Segment results for the period presented above reflect the following:

PGIM. Results for the second quarter of 2021 decreased in comparison to the prior year period, primarily reflecting lower other related revenues and higher expenses, partially offset by an increase in asset management fees. Results for the first six months of 2021 increased in comparison to the prior year period, primarily reflecting a gain from the sale of our 35% ownership stake in Pramerica SGR in the current year period, as well as an increase in asset management fees, partially offset by higher expenses.

Retirement. Results for both the second quarter and the first six months of 2021 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods increased, primarily reflecting higher net investment spread results.

Group Insurance. Results for both the second quarter and the first six months of 2021 include an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the second quarter of 2021 increased in comparison to the prior year period, reflecting higher net spread results and more favorable underwriting results, partially offset by higher expenses. Results for the first six months of 2021 decreased in comparison to the prior year period, primarily reflecting lower underwriting results, partially offset by higher net investment spread results.

Individual Annuities. Results for both the second quarter and the first six months of 2021 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods increased, driven by higher fee income, net of distribution expenses and other associated costs.

Individual Life. Results for both the second quarter and the first six months of 2021 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods increased, primarily due to higher net investment spread results. The results for the first six months of 2021 were partially offset by lower underwriting results.

Assurance IQ. Results for both the second quarter and the first six months of 2021 decreased in comparison to the prior year periods, reflecting an increase in operating expenses supporting business growth, partially offset by higher revenues.

International Businesses. Results for both the second quarter and the first six months of 2021 increased in comparison to the prior year periods, inclusive of an unfavorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for both periods increased, primarily driven by higher net investment spread results and more favorable underwriting results from business growth.

Corporate and Other. Results for both the second quarter and the first six months of 2021 reflected decreased losses in comparison to the prior year periods, primarily driven by lower net charges from other corporate activities, favorable pension and employee benefit results and lower interest expense on debt.

Closed Block Division. Results for both the second quarter and the first six months of 2021 increased in comparison to the prior year periods, primarily driven by higher net investment activity results, partially offset by an increase in the policyholder dividend obligation.

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

	June 30, 2021	December 31, 2020
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.3	$0.4
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	9.5	10.1
Dual currency and synthetic dual currency investments(2)	0.5	0.5
Total USD-equivalent equity foreign currency hedging instruments	10.0	10.6
Total foreign currency hedges	$10.3	$11.0
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $68.5 billion and $65.8 billion as of June 30, 2021 and December 31, 2020, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

For our International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s expected USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the six months ended June 30, 2021, approximately 9% of the segment’s earnings were yen-based and, as of June 30, 2021, we have hedged 100%, 92% and 50% of expected yen-based earnings for 2021, 2022 and 2023, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$0	$19	$1	$31
PGIM	(1)	2	(1)	2
Impact of intercompany arrangements(1)	(1)	21	0	33
Corporate and Other:
Impact of intercompany arrangements(1)	1	(21)	0	(33)
Settlement gains (losses) on forward currency contracts(2)	6	20	14	42
Net benefit (detriment) to Corporate and Other	7	(1)	14	9
Net impact on consolidated revenues and adjusted operating income	$6	$20	$14	$42
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of June 30, 2021 and 2020, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.9 billion and $1.1 billion, respectively, of which $0.3 billion and $0.4 billion, respectively, were related to our Japanese insurance operations.

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

In 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.1 billion and $2.3 billion as of June 30, 2021 and December 31, 2020, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 6% of the $2.1 billion balance as of June 30, 2021 will be recognized throughout the remainder of 2021, approximately 12% will be recognized in 2022, and the remaining balance will be recognized from 2023 through 2051.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2021, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 0.5% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2021 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate and 10-year Japanese Government Bond yield unchanged and continue to grade to rates of 3.25% and 1.00%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Business Updates

•In March 2021, we sold our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy, to our partner UBI Banca, (acquired in 2020 by Intesa Sanpaolo Group), resulting in a pre-tax gain of $378 million. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
•In July 2021, we signed a definitive agreement to acquire Montana Capital Partners, a European-based private equity secondaries asset manager with approximately $3 billion of assets under management, subject to regulatory approvals and customary closing conditions.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating results(1):
Revenues	$1,009	$957	$2,323	$1,735
Expenses	694	633	1,357	1,247
Adjusted operating income	315	324	966	488
Realized investment gains (losses), net, and related adjustments	(1)	(1)	(3)	3
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	25	(6)	(3)	(42)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$339	$317	$960	$449
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
Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $9 million, reflecting lower other related revenues, net of related expenses, primarily driven by the absence of favorable seed and co-investment results from the impact of tightening credit spreads on fixed income investments in the prior year period, and higher compensation expenses associated with certain long-term employee compensation plans and business growth. Also contributing to the decrease were lower service, distribution and other revenues driven by the absence of earnings from our Pramerica SGR joint venture that was sold in the first quarter of 2021. The decreases were partially offset by higher asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation including strong investment performance, and fixed income flows.

Six Month Comparison. Adjusted operating income increased $478 million, primarily reflecting an increase in service, distribution and other revenues driven by a gain from the sale of our Pramerica SGR joint venture in the current year period and higher asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation including strong investment performance, and fixed income flows. The increases were partially offset by higher compensation expenses associated with certain long-term employee compensation plans and business growth.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$349	$325	$697	$653
Retail customers(1)	307	227	609	456
General account	147	138	292	274
Total asset management fees	803	690	1,598	1,383
Other related revenues by source:
Incentive fees	24	17	51	35
Transaction fees	4	4	9	8
Seed and co-investments	33	64	38	37
Commercial mortgage(2)	25	32	70	59
Total other related revenues	86	117	168	139
Service, distribution and other revenues	120	150	557	213
Total revenues	$1,009	$957	$2,323	$1,735
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

Three Month Comparison. Revenues increased $52 million. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation including strong investment performance, and fixed income flows. Other related revenues decreased primarily driven by the absence of favorable seed and co-investment results from the impact of tightening credit spreads in the prior year period. Service, distribution and other revenues decreased primarily reflecting the sale of our Pramerica SGR joint venture in the prior quarter.

Expenses increased $61 million. This increase primarily reflects higher variable expenses associated with an increase in overall segment earnings, and higher compensation expenses driven by certain long-term employee compensation plans tied to performance factors, as well as business growth.

Six Month Comparison. Revenues increased $588 million. Service, distribution and other revenues increased primarily reflecting a gain from the sale of our Pramerica SGR joint venture in the current year period. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation including strong investment performance, and fixed income flows.

Expenses increased $110 million. This increase primarily reflects higher variable expenses associated with an increase in overall segment earnings, and higher compensation expenses driven by certain long-term employee compensation plans tied to performance factors, as well as business growth.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated.

	June 30, 2021	December 31, 2020	June 30, 2020(1)
	(in billions)
Assets Under Management(2) (at fair value):
Public equity	$212.6	$202.4	$162.6
Public fixed income	987.4	1,004.5	950.7
Real estate	125.6	121.5	117.9
Private credit and other alternatives	104.8	106.5	102.3
Multi-asset	81.0	63.7	61.0
Total PGIM assets under management	$1,511.4	$1,498.6	$1,394.5

Assets under management within other reporting segments(3)	218.6	222.3	210.8
Total PFI assets under management	$1,730.0	$1,720.9	$1,605.3
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

PGIM’s assets under management as of June 30, 2021 increased $117 billion in comparison to the prior year quarter, primarily reflecting market appreciation including strong investment performance, and increased $13 billion in comparison to the prior year end, primarily reflecting market appreciation.

The following table sets forth assets under management by source as of the dates indicated.

	June 30, 2021	December 31, 2020	June 30, 2020
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$618.6	$614.9	$571.2
Retail customers	401.2	372.0	320.2
General account	491.6	511.7	503.1
Total PGIM assets under management	$1,511.4	$1,498.6	$1,394.5

Assets under management within other reporting segments(2)	218.6	222.3	210.8
Total PFI assets under management	$1,730.0	$1,720.9	$1,605.3
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020(1)	2021	2020(1)	2021
	(in billions)
Beginning assets under management	$1,451.3	$1,295.7	$1,498.6	$1,331.0	$1,394.5
Institutional third-party flows	5.6	(5.7)	6.7	(1.5)	11.2
Retail third-party flows	(0.3)	9.4	4.1	8.1	13.2
Total third-party flows	5.3	3.7	10.8	6.6	24.4
Affiliated flows(2)	(6.2)	(14.2)	(9.6)	(3.4)	(14.7)
Market appreciation (depreciation)(3)	60.2	103.3	16.9	39.6	124.0
Foreign exchange rate impact	(0.3)	1.1	(7.7)	(0.7)	(0.2)
Net money market activity and other increases (decreases)	1.1	4.9	2.4	21.4	(16.6)
Ending assets under management	$1,511.4	$1,394.5	$1,511.4	$1,394.5	$1,511.4
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

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of June 30, 2021, these assets increased approximately $3.6 billion compared to December 31, 2020, primarily reflecting private capital deployed, partially offset by capital returned to investors.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in billions)
Private capital deployed:
Real estate debt and equity	$6.4	$3.6	$12.2	$7.9
Private credit and equity	4.5	2.4	6.6	4.8
Total private capital deployed	$10.9	$6.0	$18.8	$12.7

Seed and Co-Investments

As of June 30, 2021 and December 31, 2020, PGIM had approximately $1,186 million and $1,205 million of seed investments and $551 million and $685 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement	$491	$281	$1,114	$526
Group Insurance	17	5	(115)	49
Individual Annuities	472	249	916	622
Individual Life	146	(64)	102	(84)
Assurance IQ	(38)	(16)	(77)	(39)
Total U.S. Businesses	1,088	455	1,940	1,074
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(165)	(2,188)	1,724	(2,428)
Charges related to realized investment gains (losses), net	10	551	(226)	(265)
Market experience updates	223	96	530	(844)
Other adjustments(1)	(13)	32	(26)	77
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	0	2	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,145	$(1,054)	$3,944	$(2,385)
________
(1)Represents adjustments not included in the above reconciling items. Also includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of the associated contingent consideration (see Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information).

Three Month Comparison. Adjusted operating income for our U.S. Businesses increased by $633 million primarily due to:

•Higher net investment spread results driven by higher income on non-coupon investments;

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements; and

•Higher fee income, net of distribution expenses and other associated costs, primarily in our Individual Annuities business.

•Partially offsetting these increases were lower underwriting results primarily driven by lower COVID-19 related mortality gains in our Retirement business.

Six Month Comparison. Adjusted operating income for our U.S. Businesses increased by $866 million primarily due to:

•Higher net investment spread results driven by higher income on non-coupon investments;

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements; and

•Higher fee income, net of distribution expenses and other associated costs, primarily in our Individual Annuities business.

•Partially offsetting these increases were lower underwriting results primarily driven by COVID-19 related mortality claims in our Group Insurance and Individual Life businesses.

Retirement

Business Update

•In July 2021, the Company entered into a definitive agreement to sell its Full Service Retirement business (the Company’s retirement plan recordkeeping and administration business) to Great-West Life & Annuity Insurance Company. The transaction involves the sale of legal entities, reinsurance, and the transfer of contracts and brokerage accounts, and is expected to close by the first quarter of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. See Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating results:
Revenues	$2,683	$2,992	$5,274	$5,429
Benefits and expenses	2,192	2,711	4,160	4,903
Adjusted operating income	491	281	1,114	526
Realized investment gains (losses), net, and related adjustments	365	16	(115)	(5)
Charges related to realized investment gains (losses), net	(20)	12	(7)	(11)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	0	2	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$838	$309	$994	$511

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $210 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for both the second quarter of 2021 and 2020 included net charges of $18 million and $22 million, respectively, from these updates, primarily driven by an increase in expected benefit payments. Excluding this item, adjusted operating income increased $206 million, driven by higher net investment spread results, primarily reflecting higher income on non-coupon investments. This increase was partially offset by a lower contribution from reserve experience primarily driven by a decline in COVID-19 related mortality gains compared to the prior year period.

Six Month Comparison. Adjusted operating income increased $588 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $584 million, driven by higher net investment spread results, primarily reflecting higher income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $309 million, reflecting lower pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below. This decrease was partially offset by higher net investment income and other income, primarily reflecting higher income on non-coupon investments.

Benefits and expenses decreased $519 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $515 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in pension risk transfer premiums discussed above, partially offset by less favorable reserve experience primarily driven by a decline in COVID-19 related mortality gains.

Six Month Comparison. Revenues decreased $155 million, reflecting lower pension risk transfer premiums with corresponding offsets in policyholders’ benefits, as discussed below. This decrease was partially offset by higher net investment income and other income, primarily reflecting higher income on non-coupon investments.

Benefits and expenses decreased $743 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $739 million. Policyholders’ benefits, including the change in policy reserves, decreased primarily related to the decrease in pension risk transfer premiums discussed above, partially offset by less favorable reserve experience primarily driven by a decline in COVID-19 related mortality gains.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020	2021
	(in millions)
Full Service:
Beginning total account value	$326,156	$238,435	$315,227	$272,448	$266,433
Deposits and sales	7,420	5,455	18,353	14,407	44,860
Withdrawals and benefits	(8,006)	(7,040)	(17,366)	(15,708)	(36,310)
Change in market value, interest credited and interest income and other activity	16,404	29,583	25,760	(4,714)	66,991
Ending total account value	$341,974	$266,433	$341,974	$266,433	$341,974
Institutional Investment Products:
Beginning total account value	$247,496	$227,346	$243,387	$227,596	$231,142
Additions(1)	661	4,545	10,421	11,438	21,452
Withdrawals and benefits	(5,744)	(3,527)	(11,386)	(9,037)	(20,637)
Change in market value, interest credited and interest income	1,346	3,000	693	5,435	4,112
Other(2)	84	(222)	728	(4,290)	7,774
Ending total account value	$243,843	$231,142	$243,843	$231,142	$243,843
__________
(1)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; unfunded longevity reinsurance contracts calculated as the present value of future projected benefits; investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust; and funding agreements issued.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated longevity reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended June 30, 2021 and 2020, “Other” activity also includes $581 million in receipts offset by $731 million in payments and $2,614 million in receipts offset by $2,740 million in payments, respectively, and for the six months ended June 30, 2021 and 2020, includes $1,302 million in receipts offset by $1,496 million in payments and $5,366 million in receipts offset by $5,276 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in Full Service account values for the three months ended June 30, 2021 primarily reflected favorable changes in the market value of customer funds and net withdrawals and benefits, while the increase for the six and twelve months ended June 30, 2021 primarily reflected favorable changes in the market value of customer funds and net additions.

The decrease in Institutional Investment Products account values for the three months ended June 30, 2021 reflected net withdrawals primarily driven by pension risk transfer run-off and investment-only stable value account withdrawals. The increase in account values for the six months ended June 30, 2021 reflected an increase in other activity primarily driven by the positive impact of foreign exchange rate changes, a favorable change in the market value of account assets, partially offset by net withdrawals. The increase in account values for the twelve months ended June 30, 2021 primarily reflected an increase in other activity primarily driven by the positive impact of foreign exchange rate changes, and an increase in the market value of account assets.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Operating results:
Revenues	$1,518	$1,471	$3,074	$2,895
Benefits and expenses	1,501	1,466	3,189	2,846
Adjusted operating income	17	5	(115)	49
Realized investment gains (losses), net, and related adjustments	9	(10)	(25)	71
Income (loss) before income taxes and equity in earnings of operating joint ventures	$26	$(5)	$(140)	$120
Benefits ratio(1)(4):
Group life(2)	91.1%	93.0%	97.8%	90.7%
Group disability(2)	80.9%	74.0%	80.7%	75.0%
Total Group Insurance(2)	88.7%	89.0%	93.9%	87.3%
Administrative operating expense ratio(3)(4):
Group life	11.0%	11.8%	10.9%	12.1%
Group disability	32.7%	26.1%	32.5%	25.4%
Total Group Insurance	16.1%	14.9%	15.9%	15.0%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 91.1%, 80.9% and 88.8% for the three months ended June 30, 2021, respectively, 97.8%, 80.7% and 93.9% for the six months ended June 30, 2021, respectively, 93.4%, 75.7% and 89.6% for the three months ended June 30, 2020, respectively, and 90.9%, 75.8% and 87.6% for the six months ended June 30, 2020, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $12 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for both the second quarter of 2021 and 2020 included a net benefit from this update of $1 million and $11 million, respectively. Excluding this item, adjusted operating income increased $22 million, primarily reflecting more favorable underwriting results in our group life business driven by a decline in COVID-19 impacts on non-experience-rated contracts, and higher net investment spread results driven by higher income on non-coupon investments. These increases were partially offset by lower underwriting results in our group disability business driven by less favorable claims experience on long-term disability contracts and higher expenses.

Six Month Comparison. Adjusted operating income decreased $164 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, adjusted operating income decreased $154 million, primarily reflecting lower underwriting results in our group life business driven by less favorable claim experience mostly due to COVID-19 impacts on non-experience-rated contracts, and lower underwriting results in our group disability business driven by a less favorable impact from claims experience on long-term disability contracts. These decreases were partially offset by higher net investment spread results driven by higher income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $47 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $69 million. The increase primarily reflected higher premiums and policy charges and fee income driven by growth in our group life and group disability businesses, and higher net investment income driven by higher income on non-coupon investments.

Benefits and expenses increased $35 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $47 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves in our group disability business driven by a less favorable impact from claims experience on long-term disability contracts and higher general and administrative expenses.

Six Month Comparison. Revenues increased $179 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $201 million. The increase primarily reflected higher premiums and policy charges and fee income in our group life business due to COVID-19 impacts on experience-rated contracts, with offsets in policyholders’ benefits and changes in reserves, as discussed below, as well as growth in our group life and group disability businesses.

Benefits and expenses increased $343 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $355 million. The increase primarily reflected higher policyholders’ benefits and changes in reserves, including increases in our group life business mostly due to COVID-19 impacts on both experience- and non-experience-rated contracts, and increases in our group disability business driven by a less favorable impact from claims experience on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Annualized new business premiums(1):
Group life	$16	$8	$191	$181
Group disability	35	18	155	126
Total	$51	$26	$346	$307
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three and six months ended June 30, 2021 increased $25 million and $39 million, respectively, compared to the prior year periods, primarily driven by higher sales in our group disability and group life businesses.

Individual Annuities

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating results:
Revenues	$1,228	$953	$2,427	$2,101
Benefits and expenses	756	704	1,511	1,479
Adjusted operating income	472	249	916	622
Realized investment gains (losses), net, and related adjustments	(656)	(2,178)	1,899	(3,043)
Charges related to realized investment gains (losses), net	37	474	(370)	99
Market experience updates	228	18	404	(628)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$81	$(1,437)	$2,849	$(2,950)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $223 million, including a favorable comparative impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2021 included a $15 million net charge from these updates primarily reflecting the impact of unfavorable policyholder behavior updates. Results for the second quarter of 2020 included a $136 million net charge from these updates primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Excluding this item, adjusted operating income increased $102 million primarily driven by higher fee income, net of distribution expenses and other associated costs, resulting from higher average separate account values due to favorable equity markets, partially offset by net outflows. Also contributing to the increase were lower operating expenses.

Six Month Comparison. Adjusted operating income increased $294 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $173 million. The increase was primarily driven by higher fee income, net of distribution expenses and other associated costs, resulting from higher average separate account values due to favorable equity markets, partially offset by net outflows. Also contributing to the increase were higher net investment spread results and lower operating expenses.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $275 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, revenues increased $146 million primarily driven by higher policy charges and fee income, as well as higher asset management and service fees, reflecting higher average separate account values and favorable impacts from our living benefit guarantees.

Benefits and expenses increased $52 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses increased $44 million primarily driven by higher general and administrative expenses, net of capitalization, driven by higher distribution and asset management expenses reflecting higher average separate account values, partially offset by lower operating expenses.

Six Month Comparison. Revenues increased $326 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $197 million. The increase was primarily driven by higher policy charges and fee income, as well as higher asset management and service fees, reflecting higher average separate account values and favorable impacts from our living benefit guarantees.

Benefits and expenses increased $32 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $24 million primarily driven by higher general and administrative expenses, net of capitalization, driven by higher distribution and asset management expenses reflecting higher average separate account values, partially offset by lower operating expenses. This increase was partially offset by lower interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020	2021
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$176,442	$143,976	$176,280	$169,681	$159,276
Sales	1,693	1,346	3,548	3,273	7,090
Full surrenders and death benefits	(2,683)	(1,410)	(5,175)	(3,929)	(9,091)
Sales, net of full surrenders and death benefits	(990)	(64)	(1,627)	(656)	(2,001)
Partial withdrawals and other benefit payments	(1,328)	(1,146)	(2,757)	(2,545)	(5,403)
Net flows	(2,318)	(1,210)	(4,384)	(3,201)	(7,404)
Change in market value, interest credited and other activity	9,208	17,358	12,350	(5,464)	34,174
Policy charges	(921)	(848)	(1,835)	(1,740)	(3,635)
Ending total account value	$182,411	$159,276	$182,411	$159,276	$182,411
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $176.6 billion and $154.1 billion as of June 30, 2021 and 2020, respectively. Fixed annuity account values were $5.9 billion and $5.2 billion as of June 30, 2021 and 2020, respectively.

Sales, net of full surrenders and death benefits, for the three months and the six months ended June 30, 2021 declined in comparison to the prior year periods driven by an increase in surrender activity from market value appreciation and the general uncertainty about COVID-19 in the prior year periods. Sales for the three months and the six months ended June 30, 2021 reflect our product pivot strategy and consisted largely of indexed variable annuities, as sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.

The increase in account values for the three months, six months and twelve months ended June 30, 2021 were driven by market value appreciation, partially offset by net outflows and policy charges on contractholder accounts.

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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.

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

	June 30, 2021	December 31, 2020
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables	$13,385	$18,537
NPR adjustment, net of reinsurance recoverables	3,104	4,103
Subtotal	16,489	22,640
Adjustments including risk margins and valuation methodology differences	(3,497)	(5,080)
Economic liability managed through the ALM strategy	$12,992	$17,560

As of June 30, 2021, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)(1)
Results excluded from adjusted operating income:
Change in value of U.S. GAAP liability, pre-NPR(2)	$(1,952)	$5,467	$6,440	$(15,071)
Change in the NPR adjustment	(116)	(3,582)	(1,000)	3,017
Change in fair value of hedge assets, excluding capital hedges(3)	1,480	(3,349)	(3,512)	8,605
Change in fair value of capital hedges(4)	(498)	(704)	(793)	248
Other	430	(10)	764	158
Realized investment gains (losses), net, and related adjustments	(656)	(2,178)	1,899	(3,043)
Market experience updates(5)	228	18	404	(628)
Charges related to realized investment gains (losses), net	37	474	(370)	99
Total results excluded from adjusted operating income(6)	$(391)	$(1,686)	$1,933	$(3,572)
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
(6)Excludes amounts from the change in unrealized gains and losses on fixed income instruments recorded in OCI (versus net income) of $132 million, and $(4) million for the three months ended June 30, 2021 and 2020, respectively, and $(1,738) million and $1,702 million for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021, the loss of $391 million was driven by an unfavorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to declining interest rates, partially offset by favorable equity market performance, as well as losses associated with our capital hedge program and an unfavorable NPR adjustment. This was partially offset by favorable market experience updates from higher equity markets.
For the three months ended June 30, 2020, the loss of $1,686 million was driven by an unfavorable NPR adjustment driven by tightening credit spreads and losses associated with our capital hedge program driven by favorable equity markets. These losses were partially offset by the favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to tightening credit spreads and favorable equity markets, as well as benefits related to the amortization of DAC and other costs.
For the six months ended June 30, 2021, the gain of $1,933 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) as well as favorable market experience updates largely due to favorable equity markets and rising interest rates. These impacts were partially offset by an unfavorable NPR adjustment, losses associated with our capital hedge program and charges related to the amortization of DAC and other costs.
For the six months ended June 30, 2020, the loss of $3,572 million was driven by an unfavorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) driven by declining interest rates, widening of credit spreads and unfavorable equity market performance, as well as unfavorable market experience updates due to unfavorable equity markets and declining interest rates. These losses were partially offset by a favorable NPR adjustment, reflecting the impact of widening credit spreads.

Product Specific Risks and Risk Mitigants
As noted above, the risks associated with our products are mitigated through product design features, including automatic rebalancing, as well as through our ALM strategy and external reinsurance. The following table sets forth the risk management profile of our living benefit guarantees and guaranteed minimum death benefit (“GMDB”) features as of the periods indicated:

	June 30, 2021		December 31, 2020		June 30, 2020
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$114,543	65%	$112,177	66%	$102,137	66%
ALM strategy only(3)	7,491	4%	7,410	4%	6,836	4%
Automatic rebalancing only	608	1%	634	1%	646	1%
External reinsurance(4)	3,299	2%	3,173	2%	2,855	2%
PDI	17,604	10%	18,540	11%	17,646	12%
Other products	2,547	1%	2,492	1%	2,225	1%
Total living benefit/GMDB features	$146,092		$144,426		$132,345
GMDB features and other(5)	30,465	17%	26,120	15%	21,734	14%
Total variable annuity account value	$176,557		$170,546		$154,079
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

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating results:
Revenues	$1,616	$1,563	$3,251	$3,093
Benefits and expenses	1,470	1,627	3,149	3,177
Adjusted operating income	146	(64)	102	(84)
Realized investment gains (losses), net, and related adjustments	117	(16)	(35)	549
Charges related to realized investment gains (losses), net	(7)	65	151	(353)
Market experience updates	(5)	78	126	(216)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$251	$63	$344	$(104)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $210 million, primarily reflecting a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2021 included a $7 million net benefit from these updates, mainly driven by favorable impacts related to assumptions for investment returns, partially offset by updates to reinsurance premiums. Results for the second quarter of 2020 included a $92 million net charge from these updates, mainly driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Excluding this item, adjusted operating income increased $111 million, primarily reflecting higher net investment spread results driven by higher income on non-coupon investments.

Six Month Comparison. Adjusted operating income increased $186 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $87 million, primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, and higher fee income. These increases were partially offset by lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $53 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $160 million. This increase was primarily driven by higher income on non-coupon investments and higher net investment income due to higher average invested assets, partially offset by lower investment yields. The increase also reflected higher policy charges and fee income driven by business growth.

Benefits and expenses decreased $157 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $49 million. This increase reflected higher policyholders’ benefits, including changes in reserves, driven by business growth, partially offset by a less unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims in the prior year period.

Six Month Comparison. Revenues increased $158 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $265 million. This increase was primarily driven by higher income on non-coupon investments and higher net investment income due to higher average invested assets, partially offset by lower investment yields. The increase also reflected higher policy charges and fee income driven by business growth.

Benefits and expenses decreased $28 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $178 million. This increase reflected higher policyholders’ benefits, including changes in reserves, primarily driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, as well as business growth.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$6	$28	$34	$7	$33	$40
Guaranteed Universal Life(1)	0	18	18	1	33	34
Other Universal Life(1)	2	14	16	5	18	23
Variable Life	32	80	112	22	65	87
Total	$40	$140	$180	$35	$149	$184

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$12	$53	$65	$13	$67	$80
Guaranteed Universal Life(1)	0	30	30	3	60	63
Other Universal Life(1)	4	27	31	12	41	53
Variable Life	60	198	258	42	133	175
Total	$76	$308	$384	$70	$301	$371
__________
(1)Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 1% and 12% of Guaranteed Universal Life and 7% and 11% of Other Universal Life annualized new business premiums for the three months ended June 30, 2021 and 2020, respectively, and approximately 1% and 9% of Guaranteed Universal Life and 4% and 10% of Other Universal Life annualized new business premiums for the six months ended June 30, 2021 and 2020, respectively.

Total annualized new business premiums for the second quarter of 2021 decreased $4 million compared to the prior year period, primarily driven by lower sales due to pricing and product actions across guaranteed universal life, other universal life and term life products, partially offset by higher sales of variable universal life products. Total annualized new business premiums for the first six months of 2021 increased $13 million compared to the prior year period, primarily driven by higher sales of variable life products, partially offset by lower sales across all other products.

Assurance IQ
Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Operating results:
Revenues	$113	$59	$221	$119
Expenses	151	75	298	158
Adjusted operating income	(38)	(16)	(77)	(39)
Other adjustments(1)	(13)	32	(26)	77
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(51)	$16	$(103)	$38
 __________
(1)Includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of the associated contingent consideration. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $22 million, reflecting higher operating and variable expenses supporting business growth, partially offset by increased revenues primarily related to the Medicare and Personal Finance product lines.

Six Month Comparison. Adjusted operating income decreased $38 million, reflecting higher operating and variable expenses supporting business growth, partially offset by increased revenues primarily related to the Medicare, Personal Finance and Life product lines.

Revenues and Expenses

Three Month Comparison. Revenues increased $54 million, primarily due to commissions and case referral revenues from the Medicare product line, driven by business growth and from a strategic shift by the business to emphasize Medicare products, as well as from higher case referral sales in the Personal Finance and other product lines. Expenses increased $76 million, driven by higher marketing and distribution costs primarily related to the Medicare and Personal Finance product lines, and higher general and administrative operating expenses supporting business growth.

Six Month Comparison. Revenues increased $102 million, primarily due to commissions and case referral revenues from the Medicare product line, driven by business growth and from a strategic shift by the business to emphasize Medicare products, as well as from higher case referral sales in the Personal Finance and Life product lines. Expenses increased $140 million, driven by higher marketing and distribution costs primarily related to the Medicare, Life and Personal Finance product lines, and higher general and administrative operating expenses supporting business growth.

International Businesses

Business Updates

•In June 2021, the Company completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. for cash consideration of approximately NT 5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $25 million as of June 30, 2021. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information. Effective in the third quarter of 2020, the results of this business and the impact of its sale were reflected in Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. See “—Divested and Run-off Businesses.”

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

The following table sets forth the International Businesses’ operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
	(in millions)
Operating results:
Revenues:
Life Planner	$2,483	$2,325	$5,413	$5,043
Gibraltar Life and Other	2,610	2,759	5,611	5,677
Total revenues	5,093	5,084	11,024	10,720
Benefits and expenses:
Life Planner	2,076	2,023	4,542	4,379
Gibraltar Life and Other	2,214	2,370	4,808	4,954
Total benefits and expenses	4,290	4,393	9,350	9,333
Adjusted operating income:
Life Planner	407	302	871	664
Gibraltar Life and Other	396	389	803	723
Total adjusted operating income	803	691	1,674	1,387
Realized investment gains (losses), net, and related adjustments	606	100	(183)	675
Charges related to realized investment gains (losses), net	(6)	(15)	(20)	(22)
Market experience updates	0	(36)	0	(42)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(16)	(34)	(38)	(30)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,387	$706	$1,433	$1,968
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $105 million, including a net unfavorable impact of $4 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $2 million net benefit in the second quarter of 2021 compared to a $42 million net charge in the second quarter of 2020. The net charge in 2020 was primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions.

Excluding these items, adjusted operating income from our Life Planner operations increased $65 million primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, and more favorable underwriting results primarily due to the growth of business in force in our Japan and Brazil operations, partially offset by unfavorable impacts from mortality experience due to COVID-19 related claims, primarily in Brazil. Also partially offsetting the increase were higher expenses supporting business growth, partially offset by the absence of certain costs associated with COVID-19 incurred in the prior year period.

Adjusted operating income from our Gibraltar Life and Other operations increased $7 million, including a net unfavorable impact of $7 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $16 million net charge in the second quarter of 2021 compared to a $52 million net charge in the second quarter of 2020. The net charge in 2021 reflected unfavorable impacts primarily related to lapse assumption updates. The net charge in 2020 was primarily driven by updates of reserves reflecting the impact of a decrease in long-term interest rate assumptions, as well as other refinements.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations decreased $22 million primarily reflecting lower earnings from our joint venture investments, and lower net investment spread results driven by lower reinvestment yields, partially offset by higher prepayment fee income. Also partially offsetting the decrease were lower expenses primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period.

Six Month Comparison. Adjusted operating income from our Life Planner operations increased $207 million, including a net unfavorable impact of $7 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations increased $170 million primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were more favorable underwriting results primarily due to the growth of business in force in our Japan and Brazil operations, partially offset by unfavorable impacts from mortality experience due to COVID-19 related claims, primarily in Brazil.

Adjusted operating income from our Gibraltar Life and Other operations increased $80 million, including a net unfavorable impact of $7 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $51 million primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were lower expenses primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $158 million, including a net unfavorable impact of $30 million from currency fluctuations and a net charge of $34 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $222 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $53 million, including a net favorable impact of $26 million from currency fluctuations and a net benefit of $78 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $157 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force as well as unfavorable impacts from mortality experience due to COVID-19 related claims, primarily in Brazil. Also contributing to the increase were higher expenses supporting business growth, partially offset by the absence of certain costs associated with COVID-19 incurred in the prior year period.

Revenues from our Gibraltar Life and Other operations decreased $149 million, including a net unfavorable impact of $2 million from currency fluctuations and a net benefit of $9 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $156 million, primarily reflecting lower premiums and policy charges and fee income, and lower other income driven by a less favorable impact from our joint venture investments. Also contributing to the decrease was lower net investment income driven by lower reinvestment yields, partially offset by higher prepayment fee income.

Benefits and expenses of our Gibraltar Life and Other operations decreased $156 million, including a net unfavorable impact of $5 million from currency fluctuations and a net benefit of $27 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $134 million, primarily driven by lower policyholders’ benefits, including changes in reserves, and lower expenses primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period.

Six Month Comparison. Revenues from our Life Planner operations increased $370 million, including a net unfavorable impact of $25 million from currency fluctuations and a net charge of $34 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $429 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $163 million, including a net favorable impact of $18 million from currency fluctuations and a net benefit of $78 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $259 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force.

Revenues from our Gibraltar Life and Other operations decreased $66 million, including a net favorable impact of $44 million from currency fluctuations and a net benefit of $9 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $119 million, primarily reflecting lower premiums and policy charges and fee income. The decrease was partially offset by higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields.

Benefits and expenses of our Gibraltar Life and Other operations decreased $146 million, including a net unfavorable impact of $51 million from currency fluctuations and a net benefit of $27 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $170 million, primarily driven by lower policyholders’ benefits, including changes in reserves, and lower expenses primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$231	$155	$479	$458
Gibraltar Life and Other	261	197	519	504
Total	$492	$352	$998	$962
On a constant exchange rate basis:
Life Planner	$244	$164	$503	$470
Gibraltar Life and Other	263	198	522	507
Total	$507	$362	$1,025	$977
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020(1)
	Life	Accident & Health	Retirement(2)	Annuity	Total	Life	Accident & Health	Retirement(2)	Annuity	Total
	(in millions)
Life Planner	$131	$19	$93	$1	$244	$81	$13	$70	$0	$164
Gibraltar Life and Other:
Life Consultants	$61	$7	$8	$62	$138	$58	$7	$6	$17	$88
Banks(3)	48	0	2	11	61	57	0	3	2	62
Independent Agency	17	20	25	2	64	19	2	27	0	48
Subtotal	126	27	35	75	263	134	9	36	19	198
Total	$257	$46	$128	$76	$507	$215	$22	$106	$19	$362
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)Includes retirement income, endowment and savings variable universal life.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 65%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2021, and 3% and 75%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2020.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $80 million, reflecting higher sales across all products primarily resulting from an easing of COVID-19 restrictions compared to the prior year period.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $65 million. Life Consultants sales increased $50 million, primarily resulting from an easing of COVID-19 restrictions compared to the prior year period, and higher sales of USD-denominated fixed annuity products driven by rising interest rates. Independent Agency sales increased $16 million primarily driven by higher sales of accident & health products to a single large client in the current period. Bank channel sales remained relatively flat reflecting lower sales of USD-denominated protection products resulting from pricing increases in the third quarter of 2020, offset by higher sales of USD-denominated annuity products.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020(1)
	Life	Accident & Health	Retirement(2)	Annuity	Total	Life	Accident & Health	Retirement(2)	Annuity	Total
	(in millions)
Life Planner	$273	$38	$191	$1	$503	$245	$34	$191	$0	$470
Gibraltar Life and Other:
Life Consultants	$134	$14	$17	$78	$243	$141	$16	$24	$39	$220
Banks(3)	148	0	5	26	179	177	0	13	4	194
Independent Agency	35	21	41	3	100	40	3	48	2	93
Subtotal	317	35	63	107	522	358	19	85	45	507
Total	$590	$73	$254	$108	$1,025	$603	$53	$276	$45	$977
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)Includes retirement income, endowment and savings variable universal life.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 5% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2021, and 4% and 70%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2020.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $33 million, reflecting higher sales across all products primarily resulting from an easing of COVID-19 restrictions compared to the prior year period.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations increased $15 million. Life Consultants sales increased $23 million, primarily resulting from an easing of COVID-19 restrictions compared to the prior year period, and higher sales of USD-denominated fixed annuity products driven by rising interest rates. Independent Agency sales increased $7 million primarily driven by higher sales of accident & health products to a single large client in the current period. Bank channel sales decreased $15 million, primarily driven by lower sales of USD-denominated products resulting from pricing increases in the third quarter of 2020, partially offset by higher sales of USD-denominated annuity products driven by rising interest rates.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(1)	2021	2020(1)
	(in millions)
Operating results:
Interest expense on debt	$(211)	$(227)	$(419)	$(445)
Investment income	36	26	72	74
Pension and employee benefits	80	58	142	108
Other corporate activities(2)	(205)	(398)	(381)	(620)
Adjusted operating income	(300)	(541)	(586)	(883)
Realized investment gains (losses), net, and related adjustments	(80)	(1,179)	86	(1,219)
Charges related to realized investment gains (losses), net	0	(17)	11	4
Market experience updates	2	(4)	(1)	4
Divested and Run-off Businesses	255	(524)	285	(593)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(6)	(14)	(10)	8
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(129)	$(2,279)	$(215)	$(2,679)
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $241 million. Net charges from other corporate activities decreased $193 million primarily reflecting the absence of a significant charge to legal reserves incurred in the prior year period. Pension and employee benefits results were favorable by $22 million driven by lower interest costs on our qualified pension plan obligations. Additionally, interest expense on debt decreased $16 million, primarily reflecting lower average debt balances and interest rates.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $297 million. Net charges from other corporate activities decreased $239 million primarily reflecting the absence of a significant charge to legal reserves incurred in the prior year period, as well as lower expenses. Also contributing to the decrease were favorable results of $34 million from pension and employee benefits, primarily driven by lower interest costs on our qualified pension plan obligations, as well as a $26 million decrease from interest expense on debt, primarily reflecting lower average debt balances and interest rates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Long-Term Care	$243	$107	$246	$188
Other(1)	12	(631)	39	(781)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$255	$(524)	$285	$(593)
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Long-Term Care

Three Month Comparison. Results increased $136 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2021 included a $62 million net benefit from these updates, while results for the second quarter of 2020 included a $33 million net charge from these updates. Excluding this item, results increased $41 million compared to the prior year period primarily driven by a favorable impact from changes in the market value of derivatives used for duration management and higher investment income including higher income on non-coupon investments, partially offset by less favorable impacts from changes in the market value of equity securities.

Six Month Comparison. Results increased $58 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, results decreased $37 million primarily driven by an unfavorable impact from changes in the market value of derivatives used for duration management, partially offset by a favorable impact from changes in the market value of equity securities, higher underwriting results driven by favorable policy and claim experience, and higher investment income including higher income on non-coupon investments.

Other Divested and Run-off Businesses

Results for both the second quarter and first six months of 2021 primarily reflect the results of POT and the impact of its sale, while results for the prior year periods also include the results of POK and the impact of its sale. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

As of June 30, 2021, the excess of actual cumulative earnings over the expected cumulative earnings was $3,649 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $4,160 million at June 30, 2021, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
U.S. GAAP results:
Revenues	$1,613	$1,340	$2,978	$2,017
Benefits and expenses	1,582	1,362	2,913	2,040
Income (loss) before income taxes and equity in earnings of operating joint ventures	$31	$(22)	$65	$(23)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $53 million. Net investment activity results increased primarily reflecting higher realized investment gains driven by favorable changes in the fair value of derivatives used in risk management activities, and an increase in net investment income driven by higher income on non-coupon investments, partially offset by a decrease in other income due to less favorable changes in the value of equity securities. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2021 dividend scale and run-off of the business in force. As a result of the above and other variances, a $483 million increase in the policyholder dividend obligation was recorded in the second quarter of 2021, compared to a $130 million increase in the second quarter of 2020. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Six Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $88 million. Net investment activity results increased primarily reflecting higher other income driven by favorable changes in the value of equity securities, and an increase in realized investment gains driven by higher gains from sales of fixed maturities. Net insurance activity results reflected an unfavorable comparative change driven by unfavorable mortality, partially offset by a decrease in the 2021 dividend scale. As a result of the above and other variances, a $729 million increase in the policyholder dividend obligation was recorded in the first six months of 2021, compared to a $353 million reduction in the first six months of 2020. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $273 million primarily driven by an increase in net realized investment gains and net investment income, partially offset by a decrease in other income and lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses increased $220 million primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Six Month Comparison. Revenues increased $961 million primarily driven by an increase in other income and net investment income, partially offset by lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses increased $873 million primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Retirement:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$109	$768	$(327)	$479
Change in experience-rated contractholder liabilities due to asset value changes	(132)	(787)	306	(460)
Gains (losses), net, on experienced rated contracts(1)(2)	$(23)	$(19)	$(21)	$19
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$66	$163	$246	$(173)
Change in experience-rated contractholder liabilities due to asset value changes	(66)	(163)	(246)	173
Gains (losses), net, on experienced rated contracts	$0	$0	$0	$0
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$175	$931	$(81)	$306
Change in experience-rated contractholder liabilities due to asset value changes	(198)	(950)	60	(287)
Gains (losses), net, on experienced rated contracts(1)(2)	$(23)	$(19)	$(21)	$19
__________
(1)Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million as of both June 30, 2021 and 2020, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $16 million and $31 million for the three months ended June 30, 2021 and 2020, respectively, and an increase of $27 million and a decrease of $6 million for the six months ended June 30, 2021 and 2020, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

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

	As of June 30, 2021				As of December 31, 2020
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$343,082	$5,370	$39,899	$1,201	$370,681	$5,005	$42,224	$1,038
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	21,614	680	0	0	21,414	615	0	0
Equity securities	2,464	0	0	0	2,043	0	0	0
All other(2)	452	0	0	0	619	20	0	0
Subtotal	24,530	680	0	0	24,076	635	0	0
Fixed maturities, trading	6,291	255	276	14	3,636	230	278	13
Equity securities	5,364	600	2,494	115	5,653	576	2,345	84
Commercial mortgage and other loans	304	0	0	0	1,092	0	0	0
Other invested assets(3)	3,208	390	10	3	2,268	366	3	0
Short-term investments	4,973	360	182	85	6,222	146	88	31
Cash equivalents	6,309	1	746	0	5,241	1	241	0
Other assets	190	190	0	0	268	268	0	0
Separate account assets	316,383	1,476	0	0	304,270	1,821	0	0
Total assets	$710,634	$9,322	$43,607	$1,418	$723,407	$9,048	$45,179	$1,166
Future policy benefits	$13,579	$13,579	$0	$0	$18,879	$18,879	$0	$0
Policyholders’ account balances	2,690	2,690	0	0	1,914	1,914	0	0
Other liabilities(3)	1,145	0	0	0	385	0	0	0
Total liabilities	$17,414	$16,269	$0	$0	$21,178	$20,793	$0	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.3% and 3.3%, respectively, as of June 30, 2021, and 1.3% and 2.6%, respectively, as of December 31, 2020.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.5 billion of public fixed maturities as of June 30, 2021, with values primarily based on indicative broker quotes, and approximately $4.8 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	June 30, 2021
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$282,167	61.3%	$27,953	$310,120
Public, held-to-maturity, at amortized cost, net of allowance	1,475	0.3	0	1,475
Private, available-for-sale, at fair value	60,415	13.1	11,946	72,361
Private, held-to-maturity, at amortized cost, net of allowance	187	0.1	0	187
Fixed maturities, trading, at fair value	6,078	1.3	274	6,352
Assets supporting experience-rated contractholder liabilities, at fair value	24,596	5.4	0	24,596
Equity securities, at fair value	4,803	1.0	2,494	7,297
Commercial mortgage and other loans, at book value, net of allowance	55,860	12.1	8,176	64,036
Policy loans, at outstanding balance	6,725	1.5	3,927	10,652
Other invested assets, net of allowance(1)	11,689	2.5	3,904	15,593
Short-term investments, net of allowance	5,988	1.4	300	6,288
Total general account investments	459,983	100.0%	58,974	518,957
Invested assets of other entities and operations(2)	6,587		0	6,587
Total investments	$466,570		$58,974	$525,544

	December 31, 2020
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$309,813	63.7%	$29,475	$339,288
Public, held-to-maturity, at amortized cost, net of allowance	1,719	0.4	0	1,719
Private, available-for-sale, at fair value	60,224	12.4	12,749	72,973
Private, held-to-maturity, at amortized cost, net of allowance	211	0.1	0	211
Fixed maturities, trading, at fair value	3,425	0.7	277	3,702
Assets supporting experience-rated contractholder liabilities, at fair value	24,115	5.0	0	24,115
Equity securities, at fair value	5,108	1.1	2,345	7,453
Commercial mortgage and other loans, at book value, net of allowance	55,892	11.5	8,421	64,313
Policy loans, at outstanding balance	7,207	1.5	4,064	11,271
Other invested assets, net of allowance(1)	10,716	2.1	3,610	14,326
Short-term investments, net of allowance	7,640	1.5	124	7,764
Total general account investments	486,070	100.0%	61,065	547,135
Invested assets of other entities and operations(2)	6,485		0	6,485
Total investments	$492,555		$61,065	$553,620
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2021 was primarily due to an increase in interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2021 and December 31, 2020, 44% and 43%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$145,848	$154,261
Public, held-to-maturity, at amortized cost, net of allowance	1,475	1,719
Private, available-for-sale, at fair value	21,714	21,748
Private, held-to-maturity, at amortized cost, net of allowance	187	211
Fixed maturities, trading, at fair value	535	550
Assets supporting experience-rated contractholder liabilities, at fair value	3,331	3,149
Equity securities, at fair value	2,197	2,134
Commercial mortgage and other loans, at book value, net of allowance	20,168	19,915
Policy loans, at outstanding balance	2,878	3,078
Other invested assets(1)	3,444	3,045
Short-term investments, net of allowance	655	438
Total Japanese general account investments	$202,432	$210,248
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first six months of 2021 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by portfolio growth as a result of net business inflows and the reinvestment of net investment income.

As of June 30, 2021, our Japanese insurance operations had $88.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.9 billion that were hedged to yen through third-party derivative contracts and $75.6 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2020, our Japanese insurance operations had $89.2 billion, at carrying value, of investments denominated in U.S. dollars, including $1.8 billion that were hedged to yen through third-party derivative contracts and $74.8 billion that support liabilities denominated in U.S. dollars, with the remainder as part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $0.7 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2020 was primarily attributable to an increase in U.S. treasury bond rates, partially offset by reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $9.2 billion and $10.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2021 and December 31, 2020, respectively. The $1.0 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2020 was primarily attributable to the increase in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2021 to 2020 Three Month Comparison

	Three Months Ended June 30, 2021
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.58%	$1,753	2.72%	$976	3.68%	$2,729	$391	$3,120
Assets supporting experience-rated contractholder liabilities	3.01	157	0.82	7	2.71	164	0	164
Equity securities	1.48	10	6.66	36	3.73	46	12	58
Commercial mortgage and other loans	4.01	357	3.80	189	3.93	546	96	642
Policy loans	5.22	52	3.49	25	4.49	77	50	127
Short-term investments and cash equivalents	0.66	18	0.52	1	0.65	19	1	20
Gross investment income	4.13	2,347	2.86	1,234	3.58	3,581	550	4,131
Investment expenses	(0.15)	(77)	(0.14)	(62)	(0.15)	(139)	(30)	(169)
Investment income after investment expenses	3.98%	2,270	2.72%	1,172	3.43%	3,442	520	3,962
Other invested assets(3)		287		122		409	109	518
Investment results of other entities and operations(4)		72		0		72	0	72
Total investment income		$2,629		$1,294		$3,923	$629	$4,552

	Three Months Ended June 30, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.42%	$1,852	2.77%	$952	3.68%	$2,804	$395	$3,199
Assets supporting experience-rated contractholder liabilities	3.12	155	1.11	7	2.89	162	0	162
Equity securities	1.72	10	7.21	33	4.23	43	11	54
Commercial mortgage and other loans	3.94	345	3.79	180	3.88	525	89	614
Policy loans	5.19	63	3.20	25	4.42	88	63	151
Short-term investments and cash equivalents	0.87	60	0.89	3	0.87	63	2	65
Gross investment income	3.88	2,485	2.90	1,200	3.49	3,685	560	4,245
Investment expenses	(0.11)	(62)	(0.14)	(56)	(0.12)	(118)	(32)	(150)
Investment income after investment expenses	3.77%	2,423	2.76%	1,144	3.37%	3,567	528	4,095
Other invested assets(3)		(62)		79		17	(17)	0
Investment results of other entities and operations(4)		91		0		91	0	91
Total investment income		$2,452		$1,223		$3,675	$511	$4,186
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
(5)The total yield was 3.53% and 3.46% for the three months ended June 30, 2021 and 2020, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily the result of the absence of lower yielding fixed income securities previously held within businesses divested over the last twelve months.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $57.9 billion and $53.2 billion for the three months ended June 30, 2021 and 2020, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.0 billion and $7.7 billion for the three months ended June 30, 2021 and 2020, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2021 to 2020 Six Month Comparison

	Six Months Ended June 30, 2021
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.57%	$3,540	2.69%	$1,945	3.66%	$5,485	$755	$6,240
Assets supporting experience-rated contractholder liabilities	2.93	305	0.98	16	2.67	321	0	321
Equity securities	1.18	17	3.76	40	2.29	57	24	81
Commercial mortgage and other loans	3.94	699	3.78	375	3.88	1,074	181	1,255
Policy loans	5.14	103	4.14	60	4.72	163	108	271
Short-term investments and cash equivalents	0.47	26	0.45	2	0.47	28	1	29
Gross investment income	4.09	4,690	2.81	2,438	3.54	7,128	1,069	8,197
Investment expenses	(0.15)	(147)	(0.14)	(118)	(0.14)	(265)	(61)	(326)
Investment income after investment expenses	3.94%	4,543	2.67%	2,320	3.40%	6,863	1,008	7,871
Other invested assets(3)		543		215		758	207	965
Investment results of other entities and operations(4)		98		0		98	0	98
Total investment income		$5,184		$2,535		$7,719	$1,215	$8,934

	Six Months Ended June 30, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.49%	$3,747	2.77%	$1,898	3.72%	$5,645	$794	$6,439
Assets supporting experience-rated contractholder liabilities	3.25	315	2.14	28	3.12	343	0	343
Equity securities	1.82	21	3.99	39	2.83	60	23	83
Commercial mortgage and other loans	3.99	700	3.90	369	3.96	1,069	182	1,251
Policy loans	5.19	126	3.58	54	4.58	180	124	304
Short-term investments and cash equivalents	1.13	131	1.28	10	1.14	141	5	146
Gross investment income	4.01	5,040	2.91	2,398	3.58	7,438	1,128	8,566
Investment expenses	(0.12)	(147)	(0.14)	(124)	(0.13)	(271)	(75)	(346)
Investment income after investment expenses	3.89%	4,893	2.77%	2,274	3.45%	7,167	1,053	8,220
Other invested assets(3)		19		52		71	3	74
Investment results of other entities and operations(4)		94		0		94	0	94
Total investment income		$5,006		$2,326		$7,332	$1,056	$8,388
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
(5)The total yield was 3.48% and 3.53% for the six months ended June 30, 2021 and 2020, respectively.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily the result of the absence of lower yielding fixed income securities previously held within businesses divested over the last twelve months.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $58.0 billion and $52.4 billion for the six months ended June 30, 2021 and 2020, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.3 billion and $8.0 billion for the six months ended June 30, 2021 and 2020, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Charges related to realized investment gains (losses), net” and adjustments, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$28	$(68)	$39	$(218)
Write-downs on fixed maturities(1)	0	(28)	0	(100)
Net gains (losses) on sales and maturities	149	144	1,199	455
Fixed maturity securities(2)	177	48	1,238	137
(Addition to) release of allowance for credit losses on loans	45	(2)	54	(3)
Net gains (losses) on sales and maturities	0	2	1	9
Commercial mortgage and other loans	45	0	55	6
Derivatives	165	(3,710)	1,007	(2,601)
OTTI losses on other invested assets recognized in earnings	(6)	(9)	(15)	(9)
(Addition to) release of allowance for credit losses on other invested assets	1	4	0	0
Other net gains (losses)	28	24	93	21
Other	23	19	78	12
Subtotal	410	(3,643)	2,378	(2,446)
Investment results of other entities and operations(3)	(40)	(101)	(1)	113
Total — PFI excluding Closed Block Division	370	(3,744)	2,377	(2,333)
Related adjustments(4)	(10)	476	(753)	(636)
Realized investment gains (losses), net, and related adjustments	360	(3,268)	1,624	(2,969)
Charges related to realized investment gains (losses), net(4)	4	519	(235)	(283)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$364	$(2,749)	$1,389	$(3,252)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$24	$(12)	$17	$(20)
Write-downs on fixed maturities(1)	0	(37)	0	(56)
Net gains (losses) on sales and maturities	111	112	272	208
Fixed maturity securities(2)	135	63	289	132
(Addition to) release of allowance for credit losses on loans	6	(3)	7	(3)
Net gains (losses) on sales and maturities	0	(1)	0	3
Commercial mortgage and other loans	6	(4)	7	0
Derivatives	121	(64)	39	120
Other net gains (losses)	3	(3)	2	(4)
Other	3	(3)	2	(4)
Subtotal — Closed Block Division	265	(8)	337	248
Consolidated PFI realized investment gains (losses), net	$635	$(3,752)	$2,714	$(2,085)
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

Three Month Comparison. Net gains on sales and maturities of fixed maturity securities were $149 million for the second quarter of 2021 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments. Net gains on sales and maturities of fixed maturity securities were $144 million for the second quarter of 2020 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments from interest rate declines during the investment holding period.

For the second quarter of 2021, the $28 million net release of allowance for credit losses for fixed maturities was due to the improved credit environment primarily within the energy, consumer cyclical and communications sectors. In the second quarter of 2020, the $68 million net addition to allowance for credit losses for fixed maturities was concentrated in the consumer cyclical, energy and communications sectors within corporate securities. This credit loss allowance was primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Net realized gains on derivative instruments of $165 million, for the second quarter of 2021 primarily included:

•$1,103 million of gains on interest rate derivatives due to decreases in the swap and U.S. Treasury rates;
•$87 million of gains on foreign currency hedges due to USD interest rates declining more than foreign interest rates; and
•$36 million of gains for fees earned on fee-based synthetic guaranteed investment contracts.

Partially offsetting these gains were:

•$625 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$464 million of losses on capital hedges due to increases in equity indices.

Net realized losses on derivative instruments of $3,710 million for the second quarter of 2020 primarily included:

•$2,202 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;
•$1,345 million of losses on capital hedges due to increases in equity indices;
•$147 million of losses on interest rate derivatives due to increases in the 30-year swap and U.S. Treasury rates; and
•$104 million of losses on foreign currency hedges due to U.S. dollar depreciation versus the euro and Australian dollar.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—Individual Annuities” above.

Related adjustments include the portions of “Realized investment gains (losses), net” that are included in adjusted operating income and the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which are excluded from adjusted operating income. See Note 13 for additional detail on adjusted operating income. Results for the second quarter of 2021 and 2020 reflected net related adjustments of $(10) million and $476 million, respectively. Both periods’ adjustments included changes in the fair value of fixed income securities designated as trading and equity securities. Additionally, the adjustments for second quarter of 2021 included settlements and changes in value of derivatives.

Charges that relate to “Realized investment gains (losses), net” are also excluded from adjusted operating income and may be reflected as net charges or net benefits. Results for the second quarter of 2021 and 2020 reflected net related benefits of $4 million and $519 million, respectively. Both periods’ results were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves.

Six Month Comparison. Net gains on sales and maturities of fixed maturity securities were $1,199 million for the first six months of 2021 primarily driven by sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments and the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $455 million for the first six months of 2020 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments from interest rate declines during the investment holding period.

The net release of the allowance for credit losses related to fixed maturity securities was $39 million in the first six months of 2021 due to the improved credit environment within the energy and consumers cyclical sectors within corporate securities. The net addition to the allowance for credit losses related to fixed maturity securities was $218 million in the first six months of 2020 and was concentrated in the energy and communications sectors within corporate securities and foreign government securities. This credit loss allowance was primarily related to securities with liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Net realized gains on derivative instruments of $1,007 million for the first six months of 2021 primarily included:

•$2,248 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$107 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro and due to USD interest rates declining more than foreign interest rates.

Partially offsetting these gains were:

•$795 million of losses on capital hedges due to increases in equity indices; and
•$625 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates.

Net realized losses on derivative instruments of $2,601 million for the first six months of 2020 primarily included:

•$5,592 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$232 million of losses on capital hedges due to increases in equity indices;

Partially offsetting these losses were:

•$2,207 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates; and
•$897 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the British pound and due to USD interest rates declining more than foreign interest rates.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—Individual Annuities” above.

Results for the first six months of 2021 and 2020 reflected net related adjustments of $(753) million and $(636) million, respectively. Both periods’ adjustments included changes in the fair value of fixed income securities designated as trading and equity securities, and settlements and changes in value of derivatives.

Results for the first six months of 2021 and 2020 reflected net related charges of $235 million and $283 million, respectively. Both periods’ results were driven by the impact of derivative activity on the amortization of DAC, other costs and certain policyholder reserves.

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

COVID-19

We believe our investment portfolio has been diligently constructed with a strong focus on ALM discipline, risk management, and capital preservation. Throughout the COVID-19 pandemic we have benefited from our experience in managing highly specialized asset classes throughout credit cycles. While the economy continues to re-open and recover, there could be periods of volatility. The market expectations for credit migration and related losses continue to decrease significantly. The sectors most impacted from COVID-19 have started to recover but may lag the general economic improvement. We continue to monitor our portfolio for potential credit issues and opportunities as part of our overall portfolio and risk management process.
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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	June 30, 2021					December 31, 2020
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$38,405	$4,009	$107	$0	$42,307	$37,577	$5,240	$70	$0	$42,747
Consumer non-cyclical	29,186	4,008	119	2	33,073	28,891	5,085	52	0	33,924
Utility	24,234	3,545	86	20	27,673	24,235	4,504	60	11	28,668
Capital goods	13,948	1,610	47	0	15,511	13,711	1,947	49	2	15,607
Consumer cyclical	10,566	1,207	27	1	11,745	11,196	1,536	52	13	12,667
Foreign agencies	5,368	745	20	0	6,093	5,323	903	11	0	6,215
Energy	11,801	1,478	60	15	13,204	12,257	1,583	118	58	13,664
Communications	6,122	1,141	27	33	7,203	6,013	1,343	35	22	7,299
Basic industry	6,249	771	19	0	7,001	5,895	914	17	0	6,792
Transportation	9,828	1,189	49	0	10,968	10,067	1,568	40	0	11,595
Technology	4,626	351	23	0	4,954	3,717	381	14	0	4,084
Industrial other	4,573	594	31	0	5,136	4,485	778	21	0	5,242
Total corporate securities	164,906	20,648	615	71	184,868	163,367	25,782	539	106	188,504
Foreign government(2)	85,224	12,922	403	0	97,743	93,521	16,229	236	0	109,514
Residential mortgage-backed(3)	2,727	154	8	0	2,873	2,572	198	0	0	2,770
Asset-backed	10,691	132	8	0	10,815	11,584	137	67	0	11,654
Commercial mortgage-backed	9,582	649	11	0	10,220	10,296	883	8	0	11,171
U.S. Government	19,459	4,861	34	0	24,286	25,959	8,348	15	0	34,292
State & Municipal	9,992	1,791	6	0	11,777	10,142	1,991	1	0	12,132
Total fixed maturities, available-for-sale(4)	$302,581	$41,157	$1,085	$71	$342,582	$317,441	$53,568	$866	$106	$370,037
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of June 30, 2021 and December 31, 2020, based on amortized cost, 89% and 86%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% of the balance.
(3)As of both June 30, 2021 and December 31, 2020, based on amortized cost, 97% were rated A or higher.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below.

The decrease in net unrealized gains from December 31, 2020 to June 30, 2021 was primarily due to an increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	June 30, 2021					December 31, 2020
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$502	$58	$0	$560	$7	$651	$67	$0	$718	$9
Basic industry	81	2	0	83	0	87	2	0	89	0
Total corporate securities	583	60	0	643	7	738	69	0	807	9
Foreign government(2)	865	240	0	1,105	0	935	270	0	1,205	0
Residential mortgage-backed(3)	221	18	0	239	0	266	20	0	286	0
Total fixed maturities, held-to-maturity(4)	$1,669	$318	$0	$1,987	$7	$1,939	$359	$0	$2,298	$9
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of June 30, 2021 and December 31, 2020, based on amortized cost, 97% and 98%, respectively, represent Japanese government bonds held by our Japanese insurance operations.
(3)As of both June 30, 2021 and December 31, 2020, based on amortized cost, all were rated A or higher.
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
The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2021					December 31, 2020
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$211,959	$31,058	$643	$0	$242,374	$229,951	$41,311	$381	$0	$270,881
2	71,479	8,704	218	0	79,965	68,458	10,683	180	0	78,961
Subtotal High or Highest Quality Securities(4)	283,438	39,762	861	0	322,339	298,409	51,994	561	0	349,842
3	12,185	1,017	61	0	13,141	11,913	1,192	95	0	13,010
4	5,010	223	105	15	5,113	5,119	211	119	23	5,188
5	1,562	115	51	13	1,613	1,629	123	67	16	1,669
6	386	40	7	43	376	371	48	24	67	328
Subtotal Other Securities(5) (6)	19,143	1,395	224	71	20,243	19,032	1,574	305	106	20,195
Total fixed maturities, available-for-sale	$302,581	$41,157	$1,085	$71	$342,582	$317,441	$53,568	$866	$106	$370,037
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of June 30, 2021 and December 31, 2020, 611 securities with amortized cost of $4,759 million (fair value, $4,808 million) and 102 securities with amortized cost of $356 million (fair value, $382 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of June 30, 2021, includes gross unrealized losses of $109 million on public fixed maturities and $115 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2020, includes gross unrealized losses of $184 million on public fixed maturities and $121 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of June 30, 2021, includes $236,953 million of public fixed maturities and $46,485 million of private fixed maturities and, as of December 31, 2020, includes $253,387 million of public fixed maturities and $45,022 million of private fixed maturities.
(5)On an amortized cost basis, as of June 30, 2021, includes $9,576 million of public fixed maturities and $9,567 million of private fixed maturities and, as of December 31, 2020, includes $9,592 million of public fixed maturities and $9,440 million of private fixed maturities.
(6)On an amortized cost basis, as of June 30, 2021, securities considered below investment grade based on low issue composite ratings total $16,137 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2021					December 31, 2020
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,575	$309	$0	$1,884	$5	$1,839	$349	$0	$2,188	$7
2	94	9	0	103	2	100	10	0	110	2
Subtotal High or Highest Quality Securities(3)	1,669	318	0	1,987	7	1,939	359	0	2,298	9
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,669	$318	$0	$1,987	$7	$1,939	$359	$0	$2,298	$9
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both June 30, 2021 and December 31, 2020, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of June 30, 2021, includes $1,482 million of public fixed maturities and $187 million of private fixed maturities and, as of December 31, 2020, includes $1,728 million of public fixed maturities and $211 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	June 30, 2021				December 31, 2020
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$9,640	$9,691	$9,571	$10,209	$11,327	$11,323	$10,284	$11,159
AA	941	944	0	0	139	144	1	2
A	10	10	2	2	16	17	2	2
BBB	15	17	9	9	12	13	9	8
BB and below	85	153	0	0	90	157	0	0
Total(4)	$10,691	$10,815	$9,582	$10,220	$11,584	$11,654	$10,296	$11,171
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2021, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by auto loans, education loans, credit card and other asset types.
(3)As of June 30, 2021 and December 31, 2020, based on amortized cost, 99% and 98%, respectively, were securities with vintages of 2013 or later.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2021		December 31, 2020
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$8,339	$8,359	$9,554	$9,506
AA	817	815	2	2
A	7	7	1	1
BBB	7	7	1	1
BB and below	6	6	1	1
Total(2)(3)	$9,176	$9,194	$9,559	$9,511
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2021, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both June 30, 2021 and December 31, 2020.
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
Commercial mortgage and agricultural property loans	$55,280	$55,223
Uncollateralized loans	579	655
Residential property loans	81	101
Other collateralized loans	71	120
Total recorded investment gross of allowance(1)	56,011	56,099
Allowance for credit losses	(151)	(207)
Total net commercial mortgage and other loans(2)	$55,860	$55,892
__________
(1)As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both June 30, 2021 and December 31, 2020.
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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	June 30, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$19,534	35.3%	$19,186	34.7%
South Atlantic	8,788	15.9	8,710	15.8
Middle Atlantic	6,513	11.8	6,500	11.8
East North Central	2,936	5.3	3,018	5.5
West South Central	5,471	9.9	5,426	9.8
Mountain	2,264	4.1	2,239	4.1
New England	1,559	2.8	1,664	3.0
West North Central	478	0.9	531	0.9
East South Central	888	1.6	836	1.5
Subtotal-U.S.	48,431	87.6	48,110	87.1
Europe	4,601	8.3	4,605	8.3
Asia	903	1.6	979	1.8
Other	1,345	2.5	1,529	2.8
Total commercial mortgage and agricultural property loans	$55,280	100.0%	$55,223	100.0%
__________
(1)Regions as defined by the United States Census Bureau.

	June 30, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$14,258	25.8%	$13,819	25.0%
Retail	5,606	10.1	5,718	10.4
Office	10,395	18.8	10,719	19.4
Apartments/Multi-Family	15,256	27.6	15,316	27.7
Agricultural properties	3,403	6.2	3,273	5.9
Hospitality	2,074	3.7	2,056	3.7
Other	4,288	7.8	4,322	7.9
Total commercial mortgage and agricultural property loans	$55,280	100.0%	$55,223	100.0%

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

As of June 30, 2021, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.49 times and a weighted-average loan-to-value ratio of 58%. As of June 30, 2021, 94% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2021, the weighted-average debt service coverage ratio was 3.17 times, and the weighted-average loan-to-value ratio was 61%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.7 billion and $2.4 billion of such loans as of June 30, 2021 and December 31, 2020, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of June 30, 2021 and December 31, 2020, there were less than $1 million and $1 million, respectively, of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2021
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$25,368	$660	$424	$26,452
60%-69.99%	17,083	1,390	268	18,741
70%-79.99%	8,683	776	211	9,670
80% or greater	152	253	12	417
Total commercial mortgage and agricultural property loans	$51,286	$3,079	$915	$55,280

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	June 30, 2021
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2021	$3,141	5.7%
2020	5,311	9.6
2019	9,795	17.7
2018	8,316	15.0
2017	6,675	12.1
2016	6,192	11.2
2015	5,543	10.0
2014 & Prior	10,307	18.7
Total commercial mortgage and agricultural property loans	$55,280	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
Allowance, beginning of year	$207	$102
Cumulative effect of adoption of ASU 2016-13	0	101
Addition to (release of) allowance for credit losses	(54)	1
Other	(2)	3
Allowance, end of period	$151	$207

The allowance for credit losses as of June 30, 2021 decreased compared to December 31, 2020, primarily reflecting the improving credit environment.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds(1)	$902	$558	$0	$1,460	$956	$404	$5	$1,355
Other Common Stocks(1)	2,186	1,058	26	3,218	2,726	1,019	62	3,683
Non-redeemable Preferred Stocks	100	31	6	125	54	22	6	70
Total equity securities, at fair value(2)	$3,188	$1,647	$32	$4,803	$3,736	$1,445	$73	$5,108
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.”

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $13 million and $372 million during the three months ended June 30, 2021 and 2020, respectively, and $243 million and $(386) million during the six months ended June 30, 2021 and 2020, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in millions)
LPs/LLCs:
Equity method:
Private equity(1)	$4,142	$3,411
Hedge funds	2,105	1,770
Real estate-related(1)	1,332	1,214
Subtotal equity method	7,579	6,395
Fair value:
Private equity	1,123	1,063
Hedge funds	1,043	1,111
Real estate-related	41	41
Subtotal fair value	2,207	2,215
Total LPs/LLCs	9,786	8,610
Real estate held through direct ownership(2)	1,055	1,176
Derivative instruments	357	199
Other(3)	491	731
Total other invested assets	$11,689	$10,716
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of June 30, 2021 and December 31, 2020, real estate held through direct ownership had mortgage debt of $361 million and $409 million, respectively.
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

	June 30, 2021	December 31, 2020
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$500	$644
Fixed maturities, trading, at fair value(1)	215	212
Equity securities, at fair value	721	682
Commercial mortgage and other loans, at book value(2)	323	1,112
Other invested assets	4,791	3,799
Short-term investments	37	36
Total investments	$6,587	$6,485
__________
(1)As of June 30, 2021 and December 31, 2020, balances include investments in CLOs with fair value of $364 million and $496 million, respectively.
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

From the beginning of 2021 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In February 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. In May 2021, the Board increased this current share repurchase authorization by $500 million, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.0 billion. In July 2021, the Board further increased this authorization by an additional $500 million, bringing the aggregate share repurchase authorization for the calendar year 2021 to $2.5 billion.

•In July 2021, we entered into an agreement with Great-West Life & Annuity Insurance Company to sell our Full Service Retirement business. The transaction is expected to close by the first quarter of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. Total proceeds expected from the sale are approximately $2.8 billion, less approximately $400 million of transaction related costs and taxes. See Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.
•In July 2021, the Company issued notices to redeem, at a make-whole redemption price, $910 million of medium-term notes, on a redemption date on or about August 30, 2021. See Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.
•In July 2021, the Company amended and restated its $4.0 billion five-year credit facility, extending the term of the facility to July 2026. The extension also includes certain sustainability-linked pricing adjustments, by which the applicable interest rate margins and commitment fee may be adjusted based on the Company’s ability to meet certain targets. See Note 15 to the Unaudited Interim Consolidated Financial Statements for additional information.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2021, the Company had $53.3 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2021	December 31, 2020
	(in millions)
Equity(1)	$39,771	$36,687
Junior subordinated debt (including hybrid securities)	7,615	7,615
Other capital debt	5,881	5,856
Total capital	$53,267	$50,158
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2021, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	834%
Gibraltar Life consolidated(2)	876%
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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In February 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. This authorization was increased by $500 million in each of May 2021 and July 2021, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.5 billion.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2021.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2021	$1.15	$467	4.3	$375
June 30, 2021	$1.15	$460	8.4	$875

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

As of June 30, 2021, Prudential Financial had highly liquid assets with a carrying value totaling $6,166 million, a decrease of $313 million from December 31, 2020. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,933 million as of June 30, 2021, a decrease of $627 million from December 31, 2020.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Six Months Ended June 30,
	2021	2020(1)
	(in millions)
Highly Liquid Assets, beginning of period	$5,560	$4,061
Dividends and/or returns of capital from subsidiaries(2)	865	1,016
Affiliated (borrowings)/loans - (capital activities)(3)	786	0
Capital contributions to subsidiaries(4)	(75)	0
Total Business Capital Activity	1,576	1,016
Share repurchases(5)	(1,238)	(500)
Common stock dividends(6)	(926)	(886)
Business dispositions	450	0
Total Share Repurchases, Dividends and Business Disposition Activity	(1,714)	(1,386)
Proceeds from the issuance of debt	0	1,486
Repayments of debt	(1)	(651)
Total Debt Activity	(1)	835
Proceeds from stock-based compensation and exercise of stock options	204	156
Net income tax receipts & payments	(93)	176
Interest income on intercompany agreements	30	21
Interest paid on external debt	(486)	(493)
Affiliated (borrowings)/loans - (operating activities)(7)	(37)	288
Swap terminations	(43)	(105)
Other, net	(63)	(52)
Total Other Activity	(488)	(9)
Net increase/(decrease) in highly liquid assets	(627)	456
Highly Liquid Assets, end of period	$4,933	$4,517
__________

(1)Prior period amounts have been updated to conform to current period presentation.
(2)2021 includes $420 million from Prudential Annuities Holding Company, $280 million from PGIM subsidiaries, and $165 million from international insurance and investment subsidiaries. 2020 includes $460 million from Prudential Annuities Holding Company, $444 million from international insurance subsidiaries, $108 million from PGIM subsidiaries, and $4 million from other subsidiaries.
(3)Includes net receipts of $786 million from the issuance of notes to international insurance subsidiaries.
(4)2021 includes capital contributions of $66 million to international insurance subsidiaries and $9 million to PGIM subsidiaries.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)Represent loans to and from subsidiaries to support business operating needs.
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first six months of 2021, Prudential Financial received dividends of $420 million from Prudential Annuities Holding Company, of which $380 million was from PALAC.

International insurance subsidiaries. During the first six months of 2021, Prudential Financial received dividends of $165 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first six months of 2021, Prudential Financial received dividends and returns of capital of $280 million from PGIM subsidiaries.
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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2021
	Prudential Insurance(1)	PLIC	PRIAC	PALAC	Pruco Life	Total	December 31, 2020
	(in billions)
Cash and short-term investments	$6.1	$1.2	$0.6	$2.2	$0.2	$10.3	$9.4
Fixed maturity investments(2):
High or highest quality	130.2	35.1	21.1	15.9	7.0	209.3	222.4
Other than high or highest quality	9.1	3.8	1.6	1.2	0.4	16.1	15.4
Subtotal	139.3	38.9	22.7	17.1	7.4	225.4	237.8
Public equity securities, at fair value	0.5	2.5	0.3	0.2	0.0	3.5	3.2
Total	$145.9	$42.6	$23.6	$19.5	$7.6	$239.2	$250.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2021
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2020
	(in billions)
Cash and short-term investments	$0.9	$3.2	$1.4	$5.5	$6.0
Fixed maturity investments(3):
High or highest quality(4)	42.2	89.1	9.0	140.3	147.7
Other than high or highest quality	0.7	2.2	2.2	5.1	4.8
Subtotal	42.9	91.3	11.2	145.4	152.5
Public equity securities	2.3	2.0	0.1	4.4	3.6
Total	$46.1	$96.5	$12.7	$155.3	$162.1
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of June 30, 2021, $105.3 billion, or 75%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of June 30, 2021, the derivatives comprising the hedging portion of our Individual Annuities’ ALM strategy and capital hedge program were in a net post position of $5.2 billion compared to a net receive position of $3.4 billion as of December 31, 2020. The change in collateral position was primarily driven by the impact of increasing interest rates and equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of June 30, 2021, we have hedged 100%, 92% and 50%, of expected yen-based earnings for 2021, 2022 and 2023, respectively.
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

	Six Months Ended June 30,
Cash Settlements: Received (Paid)	2021	2020
	(in millions)
Income Hedges (External)(1)	$14	$55
Equity Hedges:
Internal(2)	185	120
External(3)	(18)	102
Total Equity Hedges	167	222
Total Cash Settlements	$181	$277

Assets (Liabilities):	June 30, 2021	December 31, 2020
	(in millions)
Income Hedges (External)(4)	$22	$3
Equity Hedges:
Internal(2)	882	291
External	(114)	(56)
Total Equity Hedges(5)	768	235
Total Assets (Liabilities)	$790	$238
__________
(1)Includes non-yen related cash settlements of $7 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar and $46 million, primarily denominated in Brazilian real, Korean won and Australian dollar for the six months ended June 30, 2021 and 2020, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related cash settlements of $33 million, denominated in Korean won for the six months ended June 30, 2020.
(4)Includes non-yen related assets of $3 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso and assets of $2 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of June 30, 2021 and December 31, 2020, respectively.
(5)As of June 30, 2021, approximately $164 million, $195 million, $296 million and $112 million of the net market values are scheduled to settle in 2021, 2022, 2023 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our seed and co-investments held in our PGIM businesses are cash flows from investments, the ability to liquidate investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal uses of liquidity for our seed and co-investments include making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2020.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and contingent financing facilities in the form of a put option agreement and facility agreement. For more information on these sources of liquidity, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. In July 2021, we amended and restated our $4 billion five-year credit facility that has Prudential Financial and Prudential Funding as borrowers, extending the term of the facility to July 2026. For more information, see Note 15 to the Unaudited Interim Consolidated Financial Statements contained herein.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2021			December 31, 2020
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,757	$2,800	$9,557	$8,092	$2,802	$10,894
Cash collateral for loaned securities	4,325	106	4,431	3,379	120	3,499
Securities sold but not yet purchased	1	0	1	2	0	2
Total(1)(2)	$11,083	$2,906	$13,989	$11,473	$2,922	$14,395
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$10,571	$2,906	$13,477	$10,463	$2,922	$13,385
Weighted average maturity, in days(3)	28	N/A		28	N/A
__________
(1)The daily weighted average outstanding balance for the three and six months ended June 30, 2021 was $11,358 million and $11,453 million, respectively, for PFI excluding the Closed Block division, and $3,060 million and $2,998 million, respectively, for the Closed Block division.
(2)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(3)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of June 30, 2021, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $130.2 billion, of which $14.1 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2021, we believe approximately $14.8 billion of the remaining eligible assets are readily lendable, including approximately $10.1 billion relating to PFI excluding the Closed Block division, of which $2.6 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.7 billion relating to the Closed Block division.
Financing Activities

As of June 30, 2021, total short-term and long-term debt of the Company on a consolidated basis was $20.6 billion, a decrease of less than $0.1 billion from December 31, 2020. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	June 30, 2021			December 31, 2020
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$341	$366	$25	$355	$380
Current portion of long-term debt	400	0	400	399	0	399
Subtotal	425	341	766	424	355	779
General obligation long-term debt:
Senior debt	11,011	173	11,184	11,007	173	11,179
Junior subordinated debt	7,559	56	7,615	7,554	60	7,615
Surplus notes(1)	0	343	343	0	343	343
Subtotal	18,570	572	19,142	18,561	576	19,137
Total general obligations	18,995	913	19,908	18,985	931	19,916
Limited and non-recourse borrowings(2):
Short-term debt	0	9	9	0	18	18
Current portion of long-term debt	0	134	134	0	128	128
Long-term debt	0	528	528	0	581	581
Total limited and non-recourse borrowings	0	671	671	0	727	727
Total borrowings	$18,995	$1,584	$20,579	$18,985	$1,658	$20,643
__________
(1)Amounts are net of assets under set-off arrangements of $10,364 million and $10,964 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $361 million and $409 million as of June 30, 2021 and December 31, 2020, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both June 30, 2021 and December 31, 2020.

As of June 30, 2021, and December 31, 2020, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Prudential Financial’s consolidated borrowings decreased $64 million from December 31, 2020, primarily driven by a $74 million decrease in subsidiary borrowings. This decrease is primarily due to $57 million in debt maturities and a $14 million decrease in commercial paper.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of June 30, 2021, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,700 million, of which $12,494 million was outstanding, as compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding, as of December 31, 2020. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2021.

	Surplus Notes		Outstanding as of June 30, 2021
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2011-2021	2021-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,248		3,500
XXX	2014-2018	2021-2034	2,230	(2)	2,250
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	700		1,200
Total Credit-Linked Note Structures			$12,494		$14,700
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $500 million.
(2)The $2,230 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.
As of June 30, 2021, we also had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which $1,175 million relates to Regulation XXX reserves and $1,600 million relates to Guideline AXXX reserves. In addition, as of June 30, 2021, for purposes of financing Guideline AXXX reserves, one of our captives had $3,982 million of surplus notes outstanding that were issued to affiliates.
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

On July 21, 2021, Prudential announced an agreement to sell Retirement’s Full Service business to Great-West Life & Annuity Insurance Company, which would include the sale of all of the outstanding capital stock of PRIAC. As a result of this announcement, Fitch and AM Best changed the ratings outlook of PRIAC to Credit Watch Positive from Stable, and S&P changed the ratings outlook of PRIAC to Credit Watch Negative from Stable.

With the exception of PRIAC, there have been no significant changes or actions in ratings or ratings outlooks for our Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Guarantees, Other Contingencies and Other Contingent Commitments

In the course of our business, we provide certain guarantees and indemnities to third-parties pursuant to which we may be contingently required to make payments in the future. We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. See “—Commitments and Guarantees” within Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information. For further discussion of certain of these commitments, also see “—Liquidity—Liquidity associated with other activities—PGIM operations.”

Other Off-Balance Sheet Arrangements

In May 2020, we entered into a ten-year facility agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust.

In November 2013, we entered into a put option agreement with a Delaware trust that gives Prudential Financial the right, at any time over a ten-year period, to issue up to $1.5 billion of senior notes to the trust in return for principal and interest strips of U.S. Treasury securities that are held by the trust.

In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of June 30, 2021, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2021, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2021 through April 30, 2021	1,302,862	$96.60	1,294,133
May 1, 2021 through May 31, 2021	5,904,284	$105.74	5,900,417
June 1, 2021 through June 30, 2021	1,218,028	$104.02	1,211,345
Total	8,425,174	$104.08	8,405,895	$1,250,000,000
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan.
(2)In February 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. In May 2021, the Board authorized a $500 million increase to this authorization, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.0 billion. In July 2021, the Board further increased this authorization by an additional $500 million, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.5 billion.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 8, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 10, 2020 Current Report on Form 8-K.

10.1	Prudential Financial, Inc. 2021 Omnibus Incentive Plan.*

10.2
Third Amended and Restated Credit Agreement dated as July 28, 2021, among Prudential Financial, Inc., Prudential Funding, LLC, as Borrowers, The Prudential Insurance Company of America, JPMorgan Chase Bank, N.A., as Administrative Agent and Several L/C Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s July 29, 2021 Current Report on Form 8-K.

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

*This exhibit is a management contract or compensatory plan or arrangement.

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POT	Prudential Life Insurance Company of Taiwan Inc.
Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
POK	The Prudential Life Insurance Company of Korea, Ltd.

Defined Terms

Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	S&P	Standard & Poor's Rating Services
Moody's	Moody's Investors Service, Inc.	U.S. GAAP	Generally accepted accounting principles in the United States of America
Morningstar	Morningstar, Inc.	Variable Profits	Assurance IQ’s achievement of certain targets for gross revenues net of associated selling expenses

Acronyms

ACL	Allowance for Credit Losses	MRB	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NOLs	Net Operating Losses
AUD	Australian Dollar	NPR	Non-Performance Risk
bps	Basis Points	OCI	Other Comprehensive Income (Loss)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	ODL	Overall Domestic Losses
CECL	Current Expected Credit Loss	OTC	Over-The-Counter
CLO	Collateralized Loan Obligations	OTTI	Other-Than-Temporary Impairments
COVID-19	2019 Novel Coronavirus	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	RAF	Risk Appetite Framework
DSI	Deferred Sales Inducements	RBC	Risk-Based Capital
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SVO	Securities Valuation Office
FHLBNY	Federal Home Loan Bank of New York	TBA	To Be Announced
FSA	Financial Services Agency (an agency of the Japanese government)	TCJA	Tax Cuts and Jobs Act
GICs	Guaranteed Investment Contracts	TDR	Troubled Debt Restructuring
GILTI	Global Intangible Low-Taxed Income	URR	Unearned Revenue Reserve
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
HDI	Highest Daily Lifetime Income	USD	U.S. Dollar
LIBOR	London Inter-Bank Offered Rate	VIEs	Variable Interest Entities
LPs/LLCs	Limited Partnerships and Limited Liability Companies	VOBA	Value of Business Acquired
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 5, 2021