Form 10-Q
period 2021-09-30
PRUDENTIAL FINANCIAL INC
filed 2021-11-04
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
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

As of October 31, 2021, 378 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2021 and December 31, 2020 (in millions, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021-$92; 2020-$133) (amortized cost: 2021-$332,957; 2020-$354,470)(1)	$373,252	$412,905
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2021-$6; 2020-$9) (fair value: 2021-$1,956; 2020-$2,298)(1)	1,644	1,930
Fixed maturities, trading, at fair value (amortized cost: 2021-$9,583; 2020-$3,670)(1)	9,548	3,914
Assets supporting experience-rated contractholder liabilities, at fair value	3,424	24,115
Equity securities, at fair value (cost: 2021-$5,100; 2020-$5,968)(1)	7,727	8,135
Commercial mortgage and other loans (net of $117 and $235 allowance for credit losses; includes $1,106 and $1,092 of loans measured at fair value under the fair value option at September 30, 2021 and December 31, 2020, respectively)(1)	57,786	65,425
Policy loans	10,471	11,271
Other invested assets (net of $2 and $2 allowance for credit losses; includes $6,965 and $6,407 of assets measured at fair value at September 30, 2021 and December 31, 2020, respectively)(1)	20,205	18,125
Short-term investments (net of allowance for credit losses: 2021-$0; 2020-$1)	4,733	7,800
Total investments	488,790	553,620
Cash and cash equivalents(1)	15,605	13,701
Accrued investment income(1)	2,808	3,193
Deferred policy acquisition costs	18,067	19,027
Value of business acquired	815	1,103
Assets held-for-sale(2)	143,910	0
Other assets (net of allowance for credit losses: 2021-$16; 2020-$11)(1)	20,735	22,801
Separate account assets	241,852	327,277
TOTAL ASSETS	$932,582	$940,722
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$291,721	$306,343
Policyholders’ account balances	122,337	161,682
Policyholders’ dividends	8,448	9,524
Securities sold under agreements to repurchase	9,899	10,894
Cash collateral for loaned securities	4,382	3,499
Income taxes	10,540	12,022
Short-term debt	909	925
Long-term debt	18,687	19,718
Liabilities held-for-sale(2)	140,736	0
Other liabilities (net of allowance for credit losses: 2021-$21; 2020-$20 )(1)	20,230	20,323
Notes issued by consolidated variable interest entities(1)	282	305
Separate account liabilities	241,852	327,277
Total liabilities	870,023	872,512
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both September 30, 2021 and December 31, 2020)	6	6
Additional paid-in capital	25,680	25,584
Common Stock held in treasury, at cost (287,361,658 and 269,867,738 shares at September 30, 2021 and December 31, 2020, respectively)	(21,522)	(19,652)
Accumulated other comprehensive income (loss)	21,836	30,738
Retained earnings	35,887	30,749
Total Prudential Financial, Inc. equity	61,887	67,425
Noncontrolling interests	672	785
Total equity	62,559	68,210
TOTAL LIABILITIES AND EQUITY	$932,582	$940,722
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of September 30, 2021.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2021 and 2020 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Premiums	$13,193	$7,482	$27,515	$22,839
Policy charges and fee income	1,570	1,464	4,460	4,476
Net investment income	4,717	4,446	13,651	12,834
Asset management and service fees	1,229	1,120	3,603	3,144
Other income (loss)	500	992	2,135	(125)
Realized investment gains (losses), net	432	(79)	3,146	(2,164)
Total revenues	21,641	15,425	54,510	41,004
BENEFITS AND EXPENSES
Policyholders’ benefits	14,401	8,312	30,126	25,768
Interest credited to policyholders’ account balances	917	1,151	2,759	3,375
Dividends to policyholders	602	554	2,039	1,008
Amortization of deferred policy acquisition costs	529	638	1,662	1,882
General and administrative expenses	3,386	3,323	9,931	10,194
Total benefits and expenses	19,835	13,978	46,517	42,227
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,806	1,447	7,993	(1,223)
Total income tax expense (benefit)	259	(50)	1,504	7
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,547	1,497	6,489	(1,230)
Equity in earnings of operating joint ventures, net of taxes	18	10	63	62
NET INCOME (LOSS)	1,565	1,507	6,552	(1,168)
Less: Income (loss) attributable to noncontrolling interests	35	20	36	25
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$1,530	$1,487	$6,516	$(1,193)
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.92	$3.72	$16.44	$(3.06)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$3.90	$3.70	$16.32	$(3.06)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2021 and 2020 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$1,565	$1,507	$6,552	$(1,168)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(160)	329	(889)	122
Net unrealized investment gains (losses)	(1,740)	(1,853)	(10,515)	6,894
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	69	74	239	218
Total	(1,831)	(1,450)	(11,165)	7,234
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(397)	(620)	(2,254)	1,265
Other comprehensive income (loss), net of taxes	(1,434)	(830)	(8,911)	5,969
Comprehensive income (loss)	131	677	(2,359)	4,801
Less: Comprehensive income (loss) attributable to noncontrolling interests	42	26	27	32
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$89	$651	$(2,386)	$4,769

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2021 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$6	$25,584	$30,749	$(19,652)	$30,738	$67,425	$785	$68,210
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(6)	(6)
Stock-based compensation programs		(5)		149		144		144
Dividends declared on Common Stock			(467)			(467)		(467)
Comprehensive income:
Net income (loss)			2,828			2,828	(24)	2,804
Other comprehensive income (loss), net of tax					(11,519)	(11,519)	(18)	(11,537)
Total comprehensive income (loss)						(8,691)	(42)	(8,733)
Balance, March 31, 2021	6	25,579	33,110	(19,878)	19,219	58,036	740	58,776
Common Stock acquired				(875)		(875)		(875)
Contributions from noncontrolling interests							9	9
Distributions to noncontrolling interests							(22)	(22)
Consolidations (deconsolidations) of noncontrolling interests							(118)	(118)
Stock-based compensation programs		65		66		131		131
Dividends declared on Common Stock			(460)			(460)		(460)
Comprehensive income:
Net income (loss)			2,158			2,158	25	2,183
Other comprehensive income (loss), net of tax					4,058	4,058	2	4,060
Total comprehensive income (loss)						6,216	27	6,243
Balance, June 30, 2021	6	25,644	34,808	(20,687)	23,277	63,048	636	63,684
Common Stock acquired				(875)		(875)		(875)
Contributions from noncontrolling interests							16	16
Distributions to noncontrolling interests							(22)	(22)
Stock-based compensation programs		36		40		76		76
Dividends declared on Common Stock			(451)			(451)		(451)
Comprehensive income:
Net income (loss)			1,530			1,530	35	1,565
Other comprehensive income (loss), net of tax					(1,441)	(1,441)	7	(1,434)
Total comprehensive income (loss)						89	42	131
Balance, September 30, 2021	$6	$25,680	$35,887	$(21,522)	$21,836	$61,887	$672	$62,559

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

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (in millions)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,552	$(1,168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(3,146)	2,164
Policy charges and fee income	(1,730)	(1,995)
Interest credited to policyholders’ account balances	2,759	3,375
Depreciation and amortization	87	448
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	167	(393)
Change in:
Deferred policy acquisition costs	(287)	(206)
Future policy benefits and other insurance liabilities	5,779	7,656
Income taxes	506	(331)
Derivatives, net	(2,893)	6,477
Other, net	(1,315)	(3,146)
Cash flows from (used in) operating activities	6,479	12,881
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	48,950	31,989
Fixed maturities, held-to-maturity	155	76
Fixed maturities, trading	2,357	444
Assets supporting experience-rated contractholder liabilities	13,878	22,534
Equity securities	3,463	1,974
Commercial mortgage and other loans	5,506	3,629
Policy loans	1,591	1,862
Other invested assets	2,151	1,376
Short-term investments	24,692	35,401
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(46,831)	(39,692)
Fixed maturities, trading	(5,525)	(869)
Assets supporting experience-rated contractholder liabilities	(15,187)	(24,390)
Equity securities	(2,959)	(2,025)
Commercial mortgage and other loans	(5,624)	(3,913)
Policy loans	(924)	(1,700)
Other invested assets	(2,434)	(2,089)
Short-term investments	(21,641)	(40,009)
Dispositions, net of cash disposed	132	1,454
Derivatives, net	(622)	434
Other, net	(531)	(225)
Cash flows from (used in) investing activities	597	(13,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	23,582	33,268
Policyholders’ account withdrawals	(22,131)	(26,944)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(110)	50
Cash dividends paid on Common Stock	(1,374)	(1,325)
Net change in financing arrangements (maturities 90 days or less)	108	(56)
Common Stock acquired	(2,097)	(500)
Common Stock reissued for exercise of stock options	150	106
Proceeds from the issuance of debt (maturities longer than 90 days)	73	2,948
Repayments of debt (maturities longer than 90 days)	(1,167)	(2,113)
Repayments of notes issued by consolidated VIEs	0	(19)
Other, net	(561)	(349)
Cash flows from (used in) financing activities	(3,527)	5,066
Effect of foreign exchange rate changes on cash balances	(252)	122
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	3,297	4,330
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE	1,499	0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	1,798	4,330
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	13,855	16,474
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$15,653	$20,804

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (in millions)

	Nine Months Ended September 30,
	2021	2020
HELD-FOR-SALE CLASSIFICATION(1)
Assets classified as held-for-sale	$143,910	$0
Liabilities classified as held-for-sale	140,736	0
Net assets classified as held-for-sale	$3,174	$0

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$135	$147
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$5,377	$317
Liabilities assumed	6,397	584
Net cash received	$1,020	$267

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$15,605	$20,658
Restricted cash and restricted cash equivalents (included in “Other assets”)	48	146
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$15,653	$20,804
__________
(1)See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of September 30, 2021.

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

COVID-19

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company’s results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company’s financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Business Dispositions

Prudential Annuities Life Assurance Corporation, Representing a Portion of Individual Annuities’ Traditional Variable Annuity Block of Business

In September 2021, the Company entered into a definitive agreement to sell its equity interest in Prudential Annuities Life Assurance Corporation (“PALAC”), which represents a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC. The transaction has a total value of approximately $2.2 billion, comprising the sales price for PALAC, a pre-closing net capital release to the Company and the expected tax impact from the sale. The PALAC block primarily consists of non-New York traditional variable annuities with guaranteed living benefits that were issued prior to 2011, which constitute approximately $30 billion or 18% of Prudential’s total in-force individual annuity account values as of September 30, 2021. The Company will retain, through a reinsurance agreement, its interest in all FlexGuard products and all fixed annuities and fixed indexed annuities remaining in PALAC.

The Company expects to record a gain on the sale of the business upon the closing of the transaction, which is expected to occur in the first half of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Beginning with the third quarter of 2021, the Company is reporting the assets and liabilities of this block of business as “held-for-sale” with results continuing to be reported within the Individual Annuities segment.

Full Service Retirement Business

In July 2021, the Company entered into a definitive agreement with Great-West Life & Annuity Insurance Company (“Great-West”) pursuant to which the Company has agreed to sell to Great-West the Company’s Full Service Retirement business, primarily through a combination of (i) the sale of all of the outstanding equity interests of certain legal entities, including Prudential Retirement Insurance and Annuity Company (“PRIAC”); (ii) the ceding of certain insurance policies through reinsurance; and (iii) the sale, transfer and/or novation of certain in-scope contracts and brokerage accounts.

The Company expects to record a gain on the sale of the business upon the closing of the transaction, which is expected to occur by the end of the first quarter of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Total proceeds from the sale are expected to be approximately $2.8 billion, which includes cash consideration for the sale of PRIAC, ceding commission for the reinsured business and capital available to be released from PICA. Separately, the Company expects to incur approximately $400 million of taxes and transaction related costs.

Beginning with the third quarter of 2021, the Company is reporting the assets and liabilities of the Full Service Retirement business as “held-for-sale” and has transferred the results of this business to Divested and Run-off Businesses within Corporate and Other operations. All prior period amounts have been restated, which impacts both segment reporting and adjusted operating income, but does not impact results reported under GAAP. The Full Service Retirement business generated pre-tax income of $18 million and $117 million for the three and nine months ended September 30, 2021, respectively, and pre-tax income of $49 million and $158 million for the three and nine months ended September 30, 2020, respectively. These amounts exclude the impacts of overhead costs, retained in the Company’s Corporate and Other operations, that will not be transferred to the buyer or eliminated with the sale.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The table below reflects the carrying amounts of assets and liabilities held-for-sale related to the pending dispositions described above:

	September 30, 2021
	Retirement Full Service	Individual Annuities PALAC	Total
	(in millions)
Assets held-for-sale(1):
Fixed maturities, available-for-sale, at fair value	$5,062	$10,581	$15,643
Fixed maturities, trading, at fair value	383	342	725
Assets supporting experience-rated contractholder liabilities, at fair value	18,031	0	18,031
Equity securities	0	236	236
Commercial mortgage and other loans(2)	5,503	2,036	7,539
Policy loans	0	12	12
Other invested assets	64	96	160
Short-term investments	6	91	97
Cash and cash equivalents	86	1,413	1,499
Accrued investment income	159	74	233
Deferred policy acquisition costs	102	1,051	1,153
Value of business acquired	186	29	215
Other assets	812	1,179	1,991
Separate account assets	64,460	31,916	96,376
Total assets held-for-sale	$94,854	$49,056	$143,910
Liabilities held-for-sale(1):
Future policy benefits	$111	$4,651	$4,762
Policyholders’ account balances	28,186	10,719	38,905
Cash collateral for loaned securities	3	0	3
Other liabilities	414	276	690
Separate account liabilities	64,460	31,916	96,376
Total liabilities held-for-sale	$93,174	$47,562	$140,736
__________
(1)Under the terms of the sales agreements, certain of these assets and liabilities held-for-sale may be subject to capital transactions or substituted for other similar items prior to the closing of each transaction.
(2)Net of allowance for credit losses of $12 million as of September 30, 2021.

The Prudential Life Insurance Company of Taiwan Inc.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $21 million as of September 30, 2021. The fair value of the contingent consideration is tied to the level of yields for the 10-year Taiwanese Government bond for two years after the signing of the transaction and can result in a maximum payout of $100 million if yields increase by 40 basis points. In connection with the transaction, the Company recognized a liability with a fair value of approximately $34 million as of September 30, 2021, representing its financial guarantee of certain insurance obligations of POT.

The after-tax loss on the sale of POT was approximately $400 million, of which approximately $350 million was recorded during 2020, and approximately $40 million and $10 million were recorded during the first and second quarters of 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Prior to the sale, in the third quarter of 2020, the Company transferred the results of POT and the anticipated impact of its sale from the International Businesses segment to Divested and Run-off Businesses within Corporate & Other operations. Prior period amounts were restated at that time, which impacted both segment reporting and adjusted operating income, but did not impact results reported under GAAP. Results for the nine months ended September 30, 2020 contained herein reflect this restatement.

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

Prior to the sale, in the second quarter of 2020, the Company transferred the results of POK and the anticipated impact of its sale from the International Businesses segment to Divested and Run-off Businesses within Corporate & Other operations. Prior period amounts were restated at that time, which impacted both segment reporting and adjusted operating income, but did not impact results reported under GAAP. Results for the nine months ended September 30, 2020 contained herein reflect this restatement.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of September 30, 2021 — ASU 2018-12

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and it requires significantly enhanced disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. Outlined below are four key areas of change, although there are other less significant changes not noted below.

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

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of September 30, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$27,512	$5,491	$97	$0	$32,906
Obligations of U.S. states and their political subdivisions	10,444	1,774	15	0	12,203
Foreign government bonds	85,627	12,594	475	0	97,746
U.S. public corporate securities	97,127	13,819	452	12	110,482
U.S. private corporate securities(2)	34,035	2,903	150	54	36,734
Foreign public corporate securities	24,995	2,806	95	18	27,688
Foreign private corporate securities	26,712	1,669	355	8	28,018
Asset-backed securities(3)	11,120	140	15	0	11,245
Commercial mortgage-backed securities	12,480	728	14	0	13,194
Residential mortgage-backed securities(4)	2,905	143	12	0	3,036
Total fixed maturities, available-for-sale(1)(2)	$332,957	$42,067	$1,680	$92	$373,252

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$859	$235	$0	$1,094	$0	$859
Foreign public corporate securities	500	54	0	554	6	494
Foreign private corporate securities	81	1	0	82	0	81
Residential mortgage-backed securities(4)	210	16	0	226	0	210
Total fixed maturities, held-to-maturity(5)	$1,650	$306	$0	$1,956	$6	$1,644
__________
(1)Excludes “Assets held-for-sale” with amortized cost of $14,985 million, fair value of $15,643 million, unrealized gains of $783 million, unrealized losses of $123 million and allowance for credit losses of $2 million. See Note 1 for additional information on the pending dispositions.
(2)Excludes notes with amortized cost of $5,616 million (fair value, $5,693 million), which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, auto loans, education loans, credit cards and other asset types.
(4)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(5)Excludes notes with amortized cost of $5,000 million (fair value, $5,727 million), which have been offset with the associated debt under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,478	$94	$30	$3	$4,508	$97
Obligations of U.S. states and their political subdivisions	575	13	17	2	592	15
Foreign government bonds	4,586	192	6,680	283	11,266	475
U.S. public corporate securities	13,162	371	1,027	73	14,189	444
U.S. private corporate securities	2,832	66	866	84	3,698	150
Foreign public corporate securities	2,839	57	584	36	3,423	93
Foreign private corporate securities	5,386	196	1,399	156	6,785	352
Asset-backed securities	3,995	14	301	1	4,296	15
Commercial mortgage-backed securities	524	10	146	4	670	14
Residential mortgage-backed securities	657	12	1	0	658	12
Total fixed maturities, available-for-sale(1)	$39,034	$1,025	$11,051	$642	$50,085	$1,667
__________
(1)Excludes “Assets held-for-sale” with fair value of $4,068 million and gross unrealized losses of $123 million. See Note 1 for additional information on the pending dispositions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of September 30, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $1,303 million and $636 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $364 million and $313 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2021, the $642 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities and foreign government securities. As of December 31, 2020, the $463 million of gross unrealized losses of twelve months or more were concentrated in corporate securities within the energy, utility and finance sectors.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2021
	Available-for-Sale(1)		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$10,255	$10,668	$0	$0
Due after one year through five years	47,749	51,188	566	627
Due after five years through ten years	68,170	75,046	31	33
Due after ten years(2)	180,278	208,875	837	1,070
Asset-backed securities	11,120	11,245	0	0
Commercial mortgage-backed securities	12,480	13,194	0	0
Residential mortgage-backed securities	2,905	3,036	210	226
Total	$332,957	$373,252	$1,644	$1,956
__________
(1)Excludes “Assets held-for-sale” with amortized cost of $14,985 million and fair value of $15,643 million. See Note 1 for additional information on the pending dispositions.
(2)Excludes available-for-sale notes with amortized cost of $5,616 million (fair value, $5,693 million) and held-to-maturity notes with amortized cost of $5,000 million (fair value, $5,727 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,273	$4,284	$27,041	$14,654
Proceeds from maturities/prepayments	7,040	7,181	21,936	17,603
Gross investment gains from sales and maturities	301	578	2,264	1,451
Gross investment losses from sales and maturities	(69)	(129)	(558)	(339)
Write-downs recognized in earnings(2)	0	(134)	0	(289)
(Addition to) release of allowance for credit losses	(12)	86	41	(152)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$11	$14	$155	$77
(Addition to) release of allowance for credit losses	1	0	3	0
__________
(1)Includes $27 million and $268 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2021 and 2020, respectively.
(2)Amounts represent write-downs on credit adverse securities, write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(3)Includes $0 million and $1 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2021 and 2020, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$80	$0	$0	$0	$80
Additions to allowance for credit losses not previously recorded	0	0	35	0	0	0	35
Reductions for securities sold during the period	0	0	(16)	0	0	0	(16)
Additions (reductions) on securities with previous allowance	0	0	(5)	0	0	0	(5)
Reclassified to “Assets held-for-sale”(1)	0	0	(2)	0	0	0	(2)
Balance, end of period	$0	$0	$92	$0	$0	$0	$92
__________
(1)See Note 1 for additional information on the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$38	$199	$0	$1	$0	$238
Additions to allowance for credit losses not previously recorded	0	1	33	0	0	0	34
Reductions for securities sold during the period	0	(38)	(73)	0	0	0	(111)
Additions (reductions) on securities with previous allowance	0	0	(12)	0	3	0	(9)
Balance, end of period	$0	$1	$147	$0	$4	$0	$152

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	0	75	0	0	0	75
Reductions for securities sold during the period	0	0	(46)	0	(9)	0	(55)
Additions (reductions) on securities with previous allowance	0	0	(58)	0	(1)	0	(59)
Reclassified to “Assets held-for-sale”(1)	0	0	(2)	0	0	0	(2)
Balance, end of period	$0	$0	$92	$0	$0	$0	$92
__________
(1)See Note 1 for additional information on the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	39	238	0	1	0	278
Reductions for securities sold during the period	0	(38)	(101)	0	0	0	(139)
Additions (reductions) on securities with previous allowance	0	0	10	0	3	0	13
Balance, end of period	$0	$1	$147	$0	$4	$0	$152

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$7	$0	$0	$0	$7
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$6	$0	$0	$0	$6

	Three Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current period provision for expected losses	0	0	(3)	0	0	0	(3)
Balance, end of period	$0	$0	$6	$0	$0	$0	$6

	Nine Months Ended September 30, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

For the three months ended September 30, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the transportation and capital goods sectors within corporate securities due to adverse projected cash flows, partially offset by a net release on restructured securities in the energy sector within corporate securities. For the three months ended September 30, 2020, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a release on restructured securities in the energy sector within corporate securities and foreign government securities, partially offset by net additions concentrated in the energy and utility sectors within corporate securities due to adverse projected cash flows.

For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the overall improving credit environment in the energy and consumer cyclical sectors within corporate securities, partially offset by net additions in the transportation and utility sectors within corporate securities due to adverse projected cash flows. For the nine months ended September 30, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to securities within the energy, communications and consumer cyclical sectors within corporate securities due to adverse projected cash flows, partially offset by a release on restructured securities in the energy sector within corporate securities and foreign government securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of September 30, 2021 or December 31, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2021				December 31, 2020
			Assets Held-for-Sale(1)
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$65	$65	$965	$965	$658	$658
Fixed maturities:
Corporate securities	106	108	11,414	11,899	14,442	15,472
Commercial mortgage-backed securities	0	0	1,661	1,717	1,743	1,839
Residential mortgage-backed securities(2)	0	0	720	755	964	1,018
Asset-backed securities(3)	0	0	1,843	1,860	1,665	1,697
Foreign government bonds	790	791	206	204	934	945
U.S. government authorities and agencies and obligations of U.S. states	188	197	244	304	371	443
Total fixed maturities(4)	1,084	1,096	16,088	16,739	20,119	21,414
Equity securities	1,805	2,263	328	327	1,661	2,043
Total assets supporting experience-rated contractholder liabilities(5)	$2,954	$3,424	$17,381	$18,031	$22,438	$24,115
__________
(1)See Note 1 for additional information on the pending dispositions.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value, included “Assets held-for-sale” were $1,358 million and $1,102 million as of September 30, 2021 and December 31, 2020, respectively, all of which were rated A or higher.
(4)As a percentage of amortized cost, 97% and 94% of the portfolio including “Assets held-for-sale” was considered high or highest quality based on NAIC or equivalent ratings, as of September 30, 2021 and December 31, 2020, respectively.
(5)As a percentage of amortized cost, 94% and 79% of the portfolio including “Assets held-for-sale” consisted of public securities as of September 30, 2021 and December 31, 2020, respectively.
The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities, including “Assets held-for-sale” still held at period end, recorded within “Other income (loss),” was $(263) million and $255 million during the three months ended September 30, 2021 and 2020, respectively, and $(557) million and $397 million during the nine months ended September 30, 2021 and 2020, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, including “Assets held-for-sale” recorded within “Other income (loss),” was $19 million and $324 million during the three months ended September 30, 2021 and 2020, respectively, and $457 million and $(332) million during the nine months ended September 30, 2021 and 2020, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$75,703	$86,011	$80,273	$92,764
Fixed maturities, held-to-maturity	838	1,066	912	1,173
Fixed maturities, trading	24	24	25	25
Assets supporting experience-rated contractholder liabilities	971	968	849	855
Total	$77,536	$88,069	$82,059	$94,817

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2021		December 31, 2020
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$10,534	18.4%	$12,750	19.7%
Retail	6,694	11.7	7,326	11.3
Apartments/Multi-Family	16,769	29.3	18,330	28.3
Industrial	13,004	22.7	14,954	23.1
Hospitality	1,879	3.3	2,395	3.7
Other	4,192	7.3	4,981	7.7
Total commercial mortgage loans	53,072	92.7	60,736	93.8
Agricultural property loans	4,114	7.3	4,048	6.2
Total commercial mortgage and agricultural property loans	57,186	100.0%	64,784	100.0%
Allowance for credit losses	(112)		(227)
Total net commercial mortgage and agricultural property loans	57,074		64,557
Other loans:
Uncollateralized loans	574		655
Residential property loans	74		101
Other collateralized loans	69		120
Total other loans	717		876
Allowance for credit losses	(5)		(8)
Total net other loans	712		868
Total net commercial mortgage and other loans(1)(2)	$57,786		$65,425
__________
(1)Excludes “Assets held-for-sale” of $7,539 million net of allowance for credit losses of $12 million as of September 30, 2021. See Note 1 for additional information on the pending dispositions.
(2)Includes loans held for sale which are carried at fair value and are collateralized primarily by apartment complexes. As of September 30, 2021 and December 31, 2020, the net carrying value of these loans was $1,106 million and $1,092 million, respectively.

As of September 30, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (29%), Texas (8%) and New York (7%)) and included loans secured by properties in Europe (7%), Australia (1%) and Asia (2%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$160	$6	$0	$2	$4	$172
Addition to (release of) allowance for expected losses	(40)	(2)	0	(2)	0	(44)
Reclassified to “Asset held-for-sale”(1)	(12)	0	0	0	0	(12)
Other	0	0	0	1	0	1
Allowance, end of period	$108	$4	$0	$1	$4	$117
_________
(1)See Note 1 for additional information on the pending dispositions.

	Three Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$230	$8	$0	$3	$4	$245
Addition to (release of) allowance for expected losses	(5)	1	0	0	1	(3)
Write-downs charged against the allowance	(7)	0	0	0	0	(7)
Other	0	0	0	0	0	0
Allowance, end of period	$218	$9	$0	$3	$5	$235

	Nine Months Ended September 30, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$218	$9	$0	$3	$5	$235
Addition to (release of) allowance for expected losses	(98)	(5)	0	(2)	(1)	(106)
Reclassified to “Assets held-for-sale”(1)	(12)	0	0	0	0	(12)
Other	0	0	0	0	0	0
Allowance, end of period	$108	$4	$0	$1	$4	$117
_________
(1)See Note 1 for additional information on the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$114	$3	$0	$0	$4	$121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	1	1	0	0	1	3
Write-downs charged against the allowance	(7)	0	0	0	0	(7)
Other	0	0	0	3	0	3
Allowance, end of period	$218	$9	$0	$3	$5	$235

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

For the three months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the three months ended September 30, 2020, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily due to a release related to a loan payoff.

For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the nine months ended September 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total(1)
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$967	$590	$2,437	$3,191	$2,977	$14,587	$24,749
60%-69.99%	2,207	1,861	3,848	3,791	1,543	5,260	18,510
70%-79.99%	1,561	1,360	2,026	978	904	2,228	9,057
80% or greater	46	0	0	61	68	581	756
Total	$4,781	$3,811	$8,311	$8,021	$5,492	$22,656	$53,072
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$4,361	$3,583	$7,309	$7,398	$4,934	$19,811	$47,396
1.0 - 1.2x	364	97	676	398	271	1,718	3,524
Less than 1.0x	56	131	326	225	287	1,127	2,152
Total	$4,781	$3,811	$8,311	$8,021	$5,492	$22,656	$53,072
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$578	$753	$482	$316	$354	$1,311	$3,794
60%-69.99%	60	123	39	62	26	10	320
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$638	$876	$521	$378	$380	$1,321	$4,114
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$630	$853	$510	$371	$322	$1,214	$3,900
1.0 - 1.2x	8	23	10	1	58	41	141
Less than 1.0x	0	0	1	6	0	66	73
Total	$638	$876	$521	$378	$380	$1,321	$4,114
__________
(1)Excludes “Assets held-for-sale” of $7,551 million. See Note 1 for additional information on the pending dispositions.

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$53,072	$0	$0	$0	$0	$53,072	$2
Agricultural property loans	4,106	0	4	4	8	4,114	19
Residential property loans	73	0	0	1	1	74	1
Other collateralized loans	69	0	0	0	0	69	0
Uncollateralized loans	574	0	0	0	0	574	0
Total(3)	$57,894	$0	$4	$5	$9	$57,903	$22

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)As of September 30, 2021, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(3)Excludes “Assets held-for-sale” of $7,551 million. See Note 1 for additional information on the pending dispositions.

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

Loans on non-accrual status recognized interest income of $2 million for both the three months and nine months ended September 30, 2021 and 2020, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $20 million and $15 million as of September 30, 2021 and December 31, 2020, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2021 and December 31, 2020.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
LPs/LLCs:
Equity method:
Private equity(1)	$5,952	$4,311
Hedge funds	2,807	2,451
Real estate-related(1)	2,179	1,985
Subtotal equity method	10,938	8,747
Fair value:
Private equity	1,903	1,786
Hedge funds	2,168	2,036
Real estate-related	311	314
Subtotal fair value	4,382	4,136
Total LPs/LLCs	15,320	12,883
Real estate held through direct ownership(2)	1,753	2,027
Derivative instruments	2,218	1,915
Other(3)	914	1,300
Total other invested assets(4)	$20,205	$18,125
_________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of September 30, 2021 and December 31, 2020, real estate held through direct ownership had mortgage debt of $276 million and $409 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(3)Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(4)Excludes “Assets held-for-sale” of $160 million as of September 30, 2021. See Note 1 for additional information on the pending dispositions.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
Fixed maturities	$2,339	$2,676
Equity securities	7	7
Commercial mortgage and other loans	175	205
Policy loans	264	274
Other invested assets	21	27
Short-term investments and cash equivalents	2	4
Total accrued investment income(1)	$2,808	$3,193
__________
(1)Excludes “Assets held-for-sale” of $233 million as of September 30, 2021. See Note 1 for additional information on the pending dispositions.

Write-downs on accrued investment income were less than $1 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and less than $1 million and $15 million for the nine months ended September 30, 2021 and 2020, respectively.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Fixed maturities, available-for-sale(1)	$2,995	$3,113	$9,000	$9,292
Fixed maturities, held-to-maturity(1)	56	59	169	176
Fixed maturities, trading	53	32	114	100
Assets supporting experience-rated contractholder liabilities	148	179	474	527
Equity securities	23	36	104	119
Commercial mortgage and other loans	621	608	1,882	1,866
Policy loans	132	147	403	450
Other invested assets	806	415	1,939	693
Short-term investments and cash equivalents	18	30	48	182
Gross investment income	4,852	4,619	14,133	13,405
Less: investment expenses	(135)	(173)	(482)	(571)
Net investment income	$4,717	$4,446	$13,651	$12,834
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Fixed maturities(1)	$221	$401	$1,750	$671
Commercial mortgage and other loans	67	41	158	65
Investment real estate	49	5	113	15
LPs/LLCs	(43)	8	(26)	2
Derivatives	131	(537)	1,145	(2,926)
Other	7	3	6	9
Realized investment gains (losses), net	$432	$(79)	$3,146	$(2,164)
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
Fixed maturity securities, available-for-sale with an allowance(1)	$22	$(25)
Fixed maturity securities, available-for-sale without an allowance(1)	41,025	58,593
Derivatives designated as cash flow hedges(2)	867	(168)
Derivatives designated as fair value hedges(2)	(29)	10
Other investments(3)	11	7
Net unrealized gains (losses) on investments	$41,896	$58,417
__________
(1)Includes net unrealized gains of $660 million on “Assets held-for-sale” as of September 30, 2021.
(2)For additional information on cash flow and fair value hedges, see Note 5.
(3)As of September 30, 2021, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,842	$479	$9,321	$9,548	$546	$10,094
Commercial mortgage-backed securities	338	0	338	463	0	463
Residential mortgage-backed securities	240	0	240	337	0	337
Total securities sold under agreements to repurchase(1)	$9,420	$479	$9,899	$10,348	$546	$10,894
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
Obligations of U.S. states and their political subdivisions	$75	$0	$75	$108	$0	$108
Foreign government bonds	222	0	222	426	0	426
U.S. public corporate securities	2,943	0	2,943	2,360	0	2,360
Foreign public corporate securities	709	0	709	567	0	567
Equity securities	433	0	433	38	0	38
Total cash collateral for loaned securities(1)(2)	$4,382	$0	$4,382	$3,499	$0	$3,499
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.
(2)Excludes “Liabilities held-for-sale” of $3 million as of September 30, 2021. See Note 1 for additional information on the pending dispositions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
Fixed maturities, available-for-sale	$127	$110	$271	$296
Fixed maturities, held-to-maturity	81	87	816	882
Fixed maturities, trading	174	160	0	0
Equity securities	74	42	0	0
Commercial mortgage and other loans	949	975	0	0
Other invested assets	2,668	2,221	142	127
Cash and cash equivalents	172	101	0	0
Accrued investment income	2	2	3	4
Other assets	469	594	798	768
Total assets of consolidated VIEs	$4,716	$4,292	$2,030	$2,077
Other liabilities	$565	$256	$3	$2
Notes issued by consolidated VIEs(2)	282	305	0	0
Total liabilities of consolidated VIEs	$847	$561	$3	$2
 __________
(1)Total assets of consolidated VIEs reflect $2,747 million and $2,538 million as of September 30, 2021 and December 31, 2020, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2021, the maturity of this obligation was within 3 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $960 million and $935 million at September 30, 2021 and December 31, 2020, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities, excluding “Assets held-for-sale,” was $15,320 million and $12,883 million as of September 30, 2021 and December 31, 2020, respectively.

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

5. DERIVATIVES AND HEDGING

Types of Derivative and Hedging Instruments

The Company utilizes various derivatives and hedging instruments to manage its risk. Commonly used derivative and non-derivative hedging instruments include, but are not necessarily limited to:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $2,213 million and $1,906 million as of September 30, 2021 and December 31, 2020, respectively, and total derivative liabilities of $1,185 million and $792 million as of September 30, 2021 and December 31, 2020, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2021			December 31, 2020
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,182	$716	$(76)	$3,065	$978	$(90)
Interest Rate Forwards	298	8	(11)	249	0	(8)
Foreign Currency
Foreign Currency Forwards	4,258	59	(101)	2,577	68	(116)
Currency/Interest Rate
Foreign Currency Swaps	20,908	1,097	(268)	22,642	878	(1,037)
Total Derivatives Designated as Hedge Accounting Instruments	$28,646	$1,880	$(456)	$28,533	$1,924	$(1,251)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$196,080	$10,549	$(14,874)	$178,803	$17,174	$(13,172)
Interest Rate Futures	17,449	6	(14)	15,778	99	(5)
Interest Rate Options	15,368	532	(240)	14,593	914	(233)
Interest Rate Forwards	3,509	26	(4)	2,910	25	0
Foreign Currency
Foreign Currency Forwards	28,903	930	(1,061)	35,478	764	(647)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	11,493	661	(257)	13,661	537	(601)
Credit
Credit Default Swaps	6,849	168	0	3,360	63	(28)
Equity
Equity Futures	4,329	0	(43)	5,668	10	(25)
Equity Options	35,514	405	(682)	36,250	1,731	(1,028)
Total Return Swaps	13,990	287	(20)	22,489	32	(1,277)
Other
Other(1)	1,258	0	0	1,262	0	0
Synthetic GICs	83,200	1	0	86,264	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$417,942	$13,565	$(17,195)	$416,516	$21,349	$(17,016)
Total Derivatives(2)(3)(4)	$446,588	$15,445	$(17,651)	$445,049	$23,273	$(18,267)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,994 million and $20,119 million as of September 30, 2021 and December 31, 2020, respectively, primarily included in “Future policy benefits.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.
(4)Excludes “Assets held-for-sale” with fair value of $1,282 million and “Liabilities held-for-sale” with fair value of $1,309 million with outstanding gross notional amounts of $38,690 million as of September 30, 2021. See Note 1 for additional information on the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of September 30, 2021, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	September 30, 2021		December 31, 2020
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$418	$59	$402	$79
Commercial mortgage and other loans	$18	$1	$20	$2
Policyholders’ account balances	$(1,533)	$(166)	$(1,627)	$(303)
Future policy benefits	$(2,539)	$(252)	$(1,585)	$(372)
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

	September 30, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:(2)
Derivatives	$15,301	$(13,233)	$2,068	$(787)	$1,281
Securities purchased under agreement to resell	69	0	69	(69)	0
Total assets	$15,370	$(13,233)	$2,137	$(856)	$1,281
Offsetting of Financial Liabilities:(2)
Derivatives	$17,646	$(16,466)	$1,180	$(956)	$224
Securities sold under agreement to repurchase	9,899	0	9,899	(9,561)	338
Total liabilities	$27,545	$(16,466)	$11,079	$(10,517)	$562

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$23,144	$(21,367)	$1,777	$(806)	$971
Securities purchased under agreement to resell	252	0	252	(252)	0
Total assets	$23,396	$(21,367)	$2,029	$(1,058)	$971
Offsetting of Financial Liabilities:
Derivatives	$18,265	$(17,475)	$790	$(790)	$0
Securities sold under agreement to repurchase	10,894	0	10,894	(10,432)	462
Total liabilities	$29,159	$(17,475)	$11,684	$(11,222)	$462
__________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.
(2)Excludes “Assets held-for-sale” with fair value of $1,282 million and “Liabilities held-for-sale” with fair value of $1,309 million. See Note 1 for additional information on the pending dispositions.

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

	Three Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$3	$(2)	$0	$0	$(16)	$(15)	$0
Currency	1	0	0	0	0	(16)	0
Total gains (losses) on derivatives designated as hedge instruments	4	(2)	0	0	(16)	(31)	0
Gains (losses) on the hedged item:
Interest Rate	(9)	4	0	0	27	21	0
Currency	0	0	0	0	0	16	0
Total gains (losses) on hedged item	(9)	4	0	0	27	37	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(1)	(12)
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(1)	(12)
Total gains (losses) on fair value hedges net of hedged item	(5)	2	0	0	11	5	(12)
Cash flow hedges
Interest Rate	(7)	0	0	0	0	0	0
Currency	(1)	0	0	0	0	0	55
Currency/Interest Rate	18	66	145	0	0	0	551
Total gains (losses) on cash flow hedges	10	66	145	0	0	0	606
Net investment hedges
Currency	0	0	0	0	0	0	1
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	1
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(413)	0	0	0	0	0	0
Currency	88	0	1	0	0	0	0
Currency/Interest Rate	205	0	2	0	0	0	0
Credit	1	0	0	0	0	0	0
Equity	(111)	0	0	0	0	0	0
Other	(1)	0	0	0	0	0	0
Embedded Derivatives	354	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	123	0	3	0	0	0	0
Total	$128	$68	$148	$0	$11	$5	$595

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$17	$(7)	$0	$0	$(108)	$(93)	$0
Currency	(1)	0	0	0	0	(8)	0
Total gains (losses) on derivatives designated as hedge instruments	16	(7)	0	0	(108)	(101)	0
Gains (losses) on the hedged item:
Interest Rate	(22)	12	0	0	138	109	0
Currency	1	1	0	0	0	8	0
Total gains (losses) on hedged item	(21)	13	0	0	138	117	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(4)	(39)
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(4)	(39)
Total gains (losses) on fair value hedges net of hedged item	(5)	6	0	0	30	12	(39)
Cash flow hedges
Interest Rate	6	1	0	0	0	0	(30)
Currency	(4)	0	0	0	0	0	53
Currency/Interest Rate	56	204	175	0	0	0	1,012
Total gains (losses) on cash flow hedges	58	205	175	0	0	0	1,035
Net investment hedges
Currency	0	0	0	0	0	0	(12)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	(12)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,969)	0	0	0	0	0	0
Currency	(249)	0	(3)	0	0	0	0
Currency/Interest Rate	620	0	1	0	0	0	0
Credit	28	0	0	0	0	0	0
Equity	(2,017)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	5,673	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	1,087	0	(2)	0	0	0	0
Total	$1,140	$211	$173	$0	$30	$12	$984

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	AOCI(1)
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
_______
(1)Net change in AOCI, excluding changes related to net investment hedges using non-derivative instruments, of $(7) million and $7 million for the three and nine months ended September 30, 2021, respectively, and $(17) million for both the three and nine months ended September 30, 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2020	$(168)
Amount recorded in AOCI:
Interest Rate	(23)
Currency	49
Currency/Interest Rate	1,447
Total amount recorded in AOCI	1,473
Amount reclassified from AOCI to income:
Interest Rate	(7)
Currency	4
Currency/Interest Rate	(435)
Total amount reclassified from AOCI to income	(438)
Balance, September 30, 2021	$867

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2021 values, it is estimated that a pre-tax gain of approximately $262 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2022.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $(6) million and $(5) million for the three and nine months ended September 30, 2021, respectively, and $(160) million and $(150) million for the three and nine months ended September 30, 2020, respectively.

Credit Derivatives

The following table provides a summary of the notional and fair value of written credit protection. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 11 years and less than 26 years for Single name and Index Reference.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2021
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total(3)
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$49	$0	$0	$0	$685	$7	$0	$0	$0	$0	$223	$20	$957	$27
Index reference(2)	0	0	0	0	5,125	84	0	0	0	0	757	57	5,882	141
Total	$49	$0	$0	$0	$5,810	$91	$0	$0	$0	$0	$980	$77	$6,839	$168

	December 31, 2020
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	50	0	0	0	3,003	63	0	0	0	0	0	0	3,053	63
Total	$50	$0	$0	$0	$3,003	$63	$0	$0	$0	$0	$0	$0	$3,053	$63
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. ("Moody's"), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)Single name credit default swaps may reference the credit of corporate debt, sovereign debt, and structured finance. Index references NAIC designations are based on the lowest rated single name reference included in the index.
(3)Excludes “Assets-held-for-sale” with fair value of $48 million as of September 30, 2021. See Note 1 for additional information on the pending dispositions.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2021 and December 31, 2020, the Company had $10 million and $307 million of outstanding notional amounts and reported at fair value as a liability of $0 million and $28 million, respectively.
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

As of September 30, 2021, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2021(1)
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$32,771	$135	$	$32,906
Obligations of U.S. states and their political subdivisions	0	12,195	8		12,203
Foreign government bonds	0	97,736	10		97,746
U.S. corporate public securities	0	110,351	131		110,482
U.S. corporate private securities(3)	0	34,521	2,213		36,734
Foreign corporate public securities	0	27,560	128		27,688
Foreign corporate private securities	0	25,124	2,894		28,018
Asset-backed securities(4)	0	10,484	761		11,245
Commercial mortgage-backed securities	0	13,194	0		13,194
Residential mortgage-backed securities	0	2,710	326		3,036
Subtotal	0	366,646	6,606		373,252
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	197	0		197
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	791	0		791
Corporate securities	0	108	0		108
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	817	1,446	0		2,263
All other(5)	4	54	0		58
Subtotal	821	2,596	0		3,417
Fixed maturities, trading	0	9,184	364		9,548
Equity securities	5,447	1,363	757		7,567
Commercial mortgage and other loans	0	1,106	0		1,106
Other invested assets(6)	167	15,273	376	(13,233)	2,583
Short-term investments	357	2,817	327		3,501
Cash equivalents	3,009	4,181	0		7,190
Other assets	0	0	111		111
Separate account assets(7)(8)	13,456	201,978	1,291		216,725
Total assets	$23,257	$605,144	$9,832	$(13,233)	$625,000
Future policy benefits(9)	$0	$0	$9,230	$	$9,230
Policyholders’ account balances	0	0	1,320		1,320
Other liabilities	62	17,151	0	(16,466)	747
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$62	$17,151	$10,550	$(16,466)	$11,297

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$40,298	$150	$	$40,448
Obligations of U.S. states and their political subdivisions	0	12,807	4		12,811
Foreign government bonds	0	110,233	11		110,244
U.S. corporate public securities	0	113,486	69		113,555
U.S. corporate private securities(3)	0	38,689	2,248		40,937
Foreign corporate public securities	0	29,384	153		29,537
Foreign corporate private securities	0	28,727	2,865		31,592
Asset-backed securities(4)	0	14,068	523		14,591
Commercial mortgage-backed securities	0	16,294	9		16,303
Residential mortgage-backed securities	0	2,876	11		2,887
Subtotal	0	406,862	6,043		412,905
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	212	0		212
Obligations of U.S. states and their political subdivisions	0	231	0		231
Foreign government bonds	0	926	19		945
Corporate securities	0	14,990	482		15,472
Asset-backed securities(4)	0	1,583	114		1,697
Commercial mortgage-backed securities	0	1,839	0		1,839
Residential mortgage-backed securities	0	1,018	0		1,018
Equity securities	1,784	259	0		2,043
All other(5)	50	549	20		619
Subtotal	1,834	21,607	635		24,076
Fixed maturities, trading	0	3,671	243		3,914
Equity securities	6,207	1,131	660		7,998
Commercial mortgage and other loans	0	1,092	0		1,092
Other invested assets(6)	227	23,045	366	(21,367)	2,271
Short-term investments	405	5,728	177		6,310
Cash equivalents	1,476	4,005	1		5,482
Other assets	0	0	268		268
Separate account assets(7)(8)	51,826	250,623	1,821		304,270
Total assets	$61,975	$717,764	$10,214	$(21,367)	$768,586
Future policy benefits(9)	$0	$0	$18,879	$	$18,879
Policyholders’ account balances	0	0	1,914		1,914
Other liabilities	32	17,828	0	(17,475)	385
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$32	$17,828	$20,793	$(17,475)	$21,178
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale of $128,234 million and “Liabilities held-for-sale” of $5,790 million. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 for additional information on the pending dispositions.
(2)“Netting” amounts represent cash collateral of $(3,233) and $3,892 million as of September 30, 2021 and December 31, 2020, respectively.
(3)Excludes notes with fair value of $5,693 million (carrying amount of $5,616 million) and $6,100 million (carrying amount of $5,966 million) as of September 30, 2021 and December 31, 2020, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(5)All other represents cash equivalents and short-term investments.
(6)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of September 30, 2021 and December 31, 2020, the fair values of such investments were $4,382 and $4,136 million respectively.
(7)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of September 30, 2021 and December 31, 2020, the fair value of such investments was $25,127 and $23,007 million, respectively.
(8)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(9)As of September 30, 2021, the net embedded derivative liability position of $9.2 billion includes $0.6 billion of embedded derivatives in an asset position and $9.8 billion of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $18.9 billion includes $0.5 billion of embedded derivatives in an asset position and $19.4 billion of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,539	Discounted cash flow	Discount rate	0.06%	20%	4.91%	Decrease
		Market comparables	EBITDA multiples(4)	1.3X	15.0X	9.1X	Increase
		Liquidation	Liquidation value	12.37%	62.58%	48.50%	Increase
Equity securities	$288	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	9.7X	3.1X	Increase
		Net Asset Value	Share price	$0	$1,498	$507	Increase
Separate account assets-commercial mortgage loans(6)	$158	Discounted cash flow	Spread	0.95%	1.89%	1.08%	Decrease
Liabilities:
Future policy benefits(7)	$9,230	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.05%	1.05%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	17%	26%		Increase
Policyholders’ account balances(8)	$1,320	Discounted cash flow	Lapse rate(9)	1%	6%		Decrease
			Spread over LIBOR(10)	0.05%	1.07%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	13%	30%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,697	Discounted cash flow	Discount rate	0.40%	25%	4.28%	Decrease
		Market comparables	EBITDA multiples(4)	7.0X	15.0X	9.0X	Increase
		Liquidation	Liquidation value	12.13%	15.00%	13.02%	Increase
Equity securities	$195	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	8.8X	3.3X	Increase
		Net Asset Value	Share price	$1	$1,414	$495	Increase
Separate account assets-commercial mortgage loans(6)	$775	Discounted cash flow	Spread	1.60%	2.98%	1.80%	Decrease
Liabilities:
Future policy benefits(7)	$18,879	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$1,914	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	42%		Increase
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$(15)	$135	$0
U.S. states	9	0	0	0	0	0	(1)	0	0	8	0
Foreign government	10	0	0	0	0	1	(1)	0	0	10	0
Corporate securities(4)	5,528	(67)	496	(12)	18	(374)	(1)	97	(319)	5,366	(82)
Structured securities(5)	874	2	608	0	0	(38)	(1)	130	(488)	1,087	(5)
Assets supporting experience-rated contractholder liabilities:
Foreign government	17	0	0	0	0	0	0	0	(17)	0	0
Corporate securities(4)	549	(3)	1	0	0	(81)	(157)	0	(309)	0	(2)
Structured securities(5)	114	(1)	40	0	0	(9)	0	2	(146)	0	(1)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	1	0	0	0	0	0	(1)	0	0
Other assets:
Fixed maturities, trading	269	12	3	(27)	0	(6)	157	0	(44)	364	11
Equity securities	715	100	8	(66)	0	0	0	0	0	757	73
Other invested assets	393	7	10	(33)	0	(1)	0	0	0	376	8
Short-term investments	445	1	66	0	0	(176)	1	0	(10)	327	0
Cash equivalents	1	0	0	0	0	0	(1)	0	0	0	0
Other assets	190	(23)	3	0	0	5	0	(64)	0	111	(9)
Separate account assets(6)	1,476	(75)	(70)	6	0	0	615	28	(689)	1,291	(2)
Liabilities:
Future policy benefits	(13,579)	385	0	0	(331)	0	0	0	4,295	(9,230)	229
Policyholders’ account balances(7)	(2,690)	(5)	0	0	(83)	0	0	0	1,458	(1,320)	568
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended September 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$(10)	$0	$0	$(59)	$4	$(33)	$0	$0	$(54)
Assets supporting experience-rated contractholder liabilities	0	(5)	0	0	1	0	(3)	0	0
Other assets:
Fixed maturities, trading	0	11	0	0	1	0	11	0	0
Equity securities	0	100	0	0	0	0	73	0	0
Other invested assets	(14)	21	0	0	0	(13)	21	0	0
Short-term investments	1	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(23)	0	0	39	(39)	(9)	0	0	0
Separate account assets(6)	0	0	(75)	0	0	0	0	(2)	0
Liabilities:
Future policy benefits	385	0	0	0	0	229	0	0	0
Policyholders’ account balances	(5)	0	0	0	0	568	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$(15)	$135	$0
U.S. states	4	0	0	0	0	0	4	0	0	8	0
Foreign government	11	0	0	0	0	0	(1)	0	0	10	0
Corporate securities(4)	5,335	(229)	1,183	(33)	38	(868)	0	386	(446)	5,366	(284)
Structured securities(5)	543	31	1,384	(1)	0	(218)	13	441	(1,106)	1,087	5
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	0	0	(2)	0	0	(17)	0	0
Corporate securities(4)	482	5	17	0	0	(109)	(157)	71	(309)	0	(2)
Structured securities(5)	114	(5)	213	0	0	(31)	0	2	(293)	0	(5)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	1	0	0	(20)	0	0	(1)	0	0
Other assets:
Fixed maturities, trading	243	23	26	(35)	0	(6)	159	0	(46)	364	22
Equity securities	660	157	99	(128)	0	(9)	(23)	36	(35)	757	124
Other invested assets	366	24	34	(47)	0	(1)	0	0	0	376	25
Short-term investments	177	1	519	0	0	(339)	(26)	5	(10)	327	(1)
Cash equivalents	1	(1)	4	0	0	0	(4)	0	0	0	(1)
Other assets	268	(120)	27	0	0	0	0	(64)	0	111	(116)
Separate account assets(6)	1,821	133	79	(21)	0	(12)	0	58	(767)	1,291	124
Liabilities:
Future policy benefits	(18,879)	6,335	0	0	(993)	0	12	0	4,295	(9,230)	5,694
Policyholders’ account balances(7)	(1,914)	(553)	0	0	(311)	0	0	0	1,458	(1,320)	106
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$19	$0	$0	$(223)	$6	$(34)	$0	$0	$(245)
Assets supporting experience-rated contractholder liabilities	0	(5)	0	0	5	0	(7)	0	0
Other assets:
Fixed maturities, trading	0	22	0	0	1	0	22	0	0
Equity securities	0	157	0	0	0	0	124	0	0
Other invested assets	1	23	0	0	0	1	24	0	0
Short-term investments	1	0	0	0	0	(1)	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Other assets	(120)	0	0	39	(39)	(116)	0	0	0
Separate account assets(6)	0	0	133	0	0	0	0	124	0
Liabilities:
Future policy benefits	6,335	0	0	0	0	5,694	0	0	0
Policyholders’ account balances	(553)	0	0	0	0	106	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$122	$0	$10	$0	$0	$0	$0	$0	$0	$132	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	21	1	0	0	0	0	0	0	(12)	10	1
Corporate securities(4)	4,904	215	165	(8)	0	(160)	(23)	113	(103)	5,103	193
Structured securities(5)	801	5	96	0	0	(147)	1	68	(258)	566	4
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	(2)	0	0	0	22	0
Corporate securities(4)	624	5	1	0	0	(6)	(22)	0	(24)	578	3
Structured securities(5)	99	1	19	0	0	(9)	0	1	(1)	110	1
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	7	0	107	0	0	(4)	0	0	0	110	0
Other assets:
Fixed maturities, trading	236	0	(1)	(1)	0	0	1	4	1	240	1
Equity securities	594	67	15	(3)	0	(4)	5	0	(1)	673	66
Other invested assets	658	3	101	0	1	2	9	8	0	782	4
Short-term investments	44	(1)	145	0	0	(5)	0	0	0	183	0
Cash equivalents	1	0	0	0	0	0	0	0	0	1	0
Other assets	377	(64)	19	0	0	0	0	0	0	332	(62)
Separate account assets(6)	1,684	84	65	(5)	0	(14)	0	10	(23)	1,801	87
Liabilities:
Future policy benefits	(26,439)	3,339	0	0	(331)	0	91	0	0	(23,340)	3,069
Policyholders’ account balances(7)	(1,441)	(34)	0	0	(74)	0	0	0	0	(1,549)	(6)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	(741)	(34)	0	0	0	0	0	0	0	(775)	(34)

	Three Months Ended September 30, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)
	(in millions)
Fixed maturities, available-for-sale	$3	$0	$0	$217	$1	$(12)	$0	$0	$210
Assets supporting experience-rated contractholder liabilities	0	4	0	0	2	0	4	0	0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	1	0	0
Equity securities	0	67	0	0	0	0	66	0	0
Other invested assets	0	3	0	0	0	0	4	0	0
Short-term investments	(1)	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(64)	0	0	0	0	(62)	0	0	0
Separate account assets(6)	0	0	84	0	0	0	0	87	0
Liabilities:
Future policy benefits	3,339	0	0	0	0	3,069	0	0	0
Policyholders’ account balances	(34)	0	0	0	0	(6)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	(34)	0	0	0	0	(34)	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$105	$0	$27	$0	$0	$0	$0	$0	$0	$132	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	22	0	0	0	0	0	0	1	(13)	10	0
Corporate securities(4)	3,236	33	584	(126)	0	(490)	(22)	2,136	(248)	5,103	19
Structured securities(5)	948	2	484	(17)	0	(444)	156	160	(723)	566	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	(2)	0	0	0	22	0
Corporate securities(4)	637	(22)	5	(9)	0	(71)	(22)	92	(32)	578	(25)
Structured securities(5)	69	(1)	174	0	0	(19)	0	1	(114)	110	3
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	114	0	0	(4)	0	0	0	110	0
Other assets:
Fixed maturities, trading	287	(16)	21	(33)	0	0	9	19	(47)	240	(16)
Equity securities	633	9	43	(13)	0	(4)	6	0	(1)	673	6
Other invested assets	567	7	182	0	5	(2)	15	8	0	782	9
Short-term investments	155	1	189	0	0	(115)	(47)	0	0	183	0
Cash equivalents	131	0	0	0	0	0	(130)	0	0	1	0
Other assets	113	164	55	0	0	0	0	0	0	332	165
Separate account assets(6)	1,717	58	169	(26)	0	(47)	0	43	(113)	1,801	70
Liabilities:
Future policy benefits	(12,831)	(9,630)	0	0	(972)	0	93	0	0	(23,340)	(9,940)
Policyholders’ account balances(7)	(1,316)	38	0	0	(271)	0	0	0	0	(1,549)	80
Other liabilities	(105)	105	0	0	0	0	0	0	0	0	105
Notes issued by consolidated VIEs	(800)	25	0	0	0	0	0	0	0	(775)	25

	Nine Months Ended September 30, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)
	(in millions)
Fixed maturities, available-for-sale	$(112)	$0	$0	$141	$6	$(118)	$0	$0	$137
Assets supporting experience-rated contractholder liabilities	0	(25)	0	0	2	0	(22)	0	0
Other assets:
Fixed maturities, trading	0	(17)	0	0	1	0	(16)	0	0
Equity securities	0	9	0	0	0	0	6	0	0
Other invested assets	0	7	0	0	0	1	8	0	0
Short-term investments	1	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	164	0	0	0	0	165	0	0	0
Separate account assets(6)	0	0	58	0	0	0	0	70	0
Liabilities:
Future policy benefits	(9,630)	0	0	0	0	(9,940)	0	0	0
Policyholders’ account balances	38	0	0	0	0	80	0	0	0
Other liabilities	0	105	0	0	0	0	105	0	0
Notes issued by consolidated VIEs	0	25	0	0	0	0	25	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)“Other,” for the periods ended September 30, 2021 and September 30, 2020, primarily represents the deconsolidation of VIEs, reclassifications of certain assets between reporting categories and foreign currency translation.
(2)Transfers out of level 3 for both three months and nine months ended September 30, 2021 included $274 million of corporate securities and $58 million of structured securities reclassified to “Assets held-for-sale”, and $4,295 million of Future Policy Benefits and $1,458 million of Policyholders’ account balances reclassified to "Liabilities held-for-sale". See Note 1 for additional information on the pending dispositions.
(3)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.
(5)Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.
(6)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(7)Issuances and settlements for Policyholders’ account balances are presented net in the rollforward.

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

	As of September 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:(2)
Interest Rate	$6	$11,831	$1	$	$11,838
Currency	0	990	0		990
Credit	0	168	0		168
Currency/Interest Rate	0	1,758	0		1,758
Equity	142	550	0		692
Other	0	0	0		0
Netting(1)				(13,233)	(13,233)
Total derivative assets	$148	$15,297	$1	$(13,233)	$2,213
Derivative Liabilities:(2)
Interest Rate	$14	$15,205	$0	$	$15,219
Currency	0	1,162	0		1,162
Credit	0	0	0		0
Currency/Interest Rate	0	525	0		525
Equity	46	699	0		745
Other	0	0	0		0
Netting(1)				(16,466)	(16,466)
Total derivative liabilities	$60	$17,591	$0	$(16,466)	$1,185

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$99	$19,091	$0	$	$19,190
Currency	0	832	0		832
Credit	0	63	0		63
Currency/Interest Rate	0	1,415	0		1,415
Equity	128	1,645	0		1,773
Other	0	0	0		0
Netting(1)				(21,367)	(21,367)
Total derivative assets	$227	$23,046	$0	$(21,367)	$1,906
Derivative Liabilities:
Interest Rate	$5	$13,503	$0	$	$13,508
Currency	0	763	0		763
Credit	0	28	0		28
Currency/Interest Rate	0	1,638	0		1,638
Equity	25	2,305	0		2,330
Other	0	0	0		0
Netting(1)				(17,475)	(17,475)
Total derivative liabilities	$30	$18,237	$0	$(17,475)	$792
__________
(1)“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.
(2)Excludes “Assets held-for-sale” with fair value of $1,282 million and “Liabilities held-for-sale” with fair value of $1,309 million as of September 30, 2021. See Note 1 for additional information on the pending dispositions.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0

	Nine Months Ended September 30, 2021
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Realized investment gains (losses) net:
Commercial mortgage loans(1)	$0	$3	$0	$0
Mortgage servicing rights(2)	$0	$5	$(6)	$(24)
Investment real estate	$0	$0	$(9)	$0

	September 30, 2021	December 31, 2020
	(in millions)
Carrying value after measurement as of period end:
Commercial mortgage loans(1)	$0	$0
Mortgage servicing rights(2)	$281	$307
Investment real estate	$17	$31
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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$34	$0	$(25)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Commercial mortgage and other loans:
Interest income	$4	$4	$9	$10
Notes issued by consolidated VIEs:
Interest expense	$0	$10	$0	$32

	September 30, 2021	December 31, 2020
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$1,106	$1,092
Aggregate contractual principal as of period end	$1,087	$1,073
Other assets:
Fair value as of period end	$59	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$0	$0
Aggregate contractual principal as of period end	$0	$0
__________
(1)As of September 30, 2021, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2021(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,874	$82	$1,956	$1,644
Assets supporting experience-rated contractholder liabilities	7	0	0	7	7
Commercial mortgage and other loans	0	67	59,947	60,014	56,680
Policy loans	0	0	10,471	10,471	10,471
Other invested assets	0	81	0	81	81
Short-term investments	1,210	22	0	1,232	1,232
Cash and cash equivalents	8,344	71	0	8,415	8,415
Accrued investment income	0	2,808	0	2,808	2,808
Other assets	49	3,056	27	3,132	3,131
Total assets	$9,610	$7,979	$70,527	$88,116	$84,469
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,929	$39,872	$73,801	$72,542
Securities sold under agreements to repurchase	0	9,899	0	9,899	9,899
Cash collateral for loaned securities	0	4,382	0	4,382	4,382
Short-term debt	0	774	137	911	909
Long-term debt(4)	611	20,649	978	22,238	18,687
Notes issued by consolidated VIEs	0	0	282	282	282
Other liabilities	0	8,996	54	9,050	9,050
Separate account liabilities—investment contracts	0	28,837	23,803	52,640	52,640
Total liabilities	$611	$107,466	$65,126	$173,203	$168,391

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$2,209	$89	$2,298	$1,930
Assets supporting experience-rated contractholder liabilities	39	0	0	39	39
Commercial mortgage and other loans	0	107	67,477	67,584	64,333
Policy loans	0	0	11,271	11,271	11,271
Other invested assets	0	153	0	153	153
Short-term investments	1,464	26	0	1,490	1,490
Cash and cash equivalents	7,951	268	0	8,219	8,219
Accrued investment income	0	3,193	0	3,193	3,193
Other assets	154	2,917	449	3,520	3,517
Total assets	$9,608	$8,873	$79,286	$97,767	$94,145
Liabilities:
Policyholders’ account balances—investment contracts	$0	$36,820	$73,653	$110,473	$107,526
Securities sold under agreements to repurchase	0	10,894	0	10,894	10,894
Cash collateral for loaned securities	0	3,499	0	3,499	3,499
Short-term debt	0	794	146	940	925
Long-term debt(4)	644	21,685	1,139	23,468	19,718
Notes issued by consolidated VIEs	0	0	305	305	305
Other liabilities	0	7,626	48	7,674	7,674
Separate account liabilities—investment contracts	0	86,046	23,631	109,677	109,677
Total liabilities	$644	$167,364	$98,922	$266,930	$260,218
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $7,564 million or “Liabilities held-for-sale” of $99,768 million. See Note 1 for additional information on the pending dispositions.
(2)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(3)Excludes notes with fair value of $5,727 million (carrying amount of $5,000 million) and $5,821 million (carrying amount of $4,998 million) as of September 30, 2021 and December 31, 2020, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes notes with fair value of $11,421 million (carrying amount of $10,616 million) and $11,921 million (carrying amount of $10,964 million) as of September 30, 2021 and December 31, 2020, respectively, which have been offset with the associated receivables under a netting agreement.

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

As of September 30, 2021 and December 31, 2020, the Company recognized a policyholder dividend obligation of $3,908 million and $2,920 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,820 million and $5,867 million at September 30, 2021 and December 31, 2020, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Closed Block liabilities
Future policy benefits	$45,797	$46,762
Policyholders’ dividends payable	641	635
Policyholders’ dividend obligation	7,728	8,787
Policyholders’ account balances	4,769	4,874
Other Closed Block liabilities	3,408	3,141
Total Closed Block liabilities	62,343	64,199
Closed Block assets
Fixed maturities, available-for-sale, at fair value	38,147	41,959
Fixed maturities, trading, at fair value	1,189	277
Equity securities, at fair value	2,308	2,345
Commercial mortgage and other loans	8,227	8,421
Policy loans	3,872	4,064
Other invested assets	4,120	3,610
Short-term investments	339	124
Total investments	58,202	60,800
Cash and cash equivalents	790	269
Accrued investment income	426	431
Other Closed Block assets	364	92
Total Closed Block assets	59,782	61,592
Excess of reported Closed Block liabilities over Closed Block assets	2,561	2,607
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3,716	5,810
Allocated to policyholder dividend obligation	(3,820)	(5,867)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,457	$2,550

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2021
(in millions)
Balance, December 31, 2020	$8,787
Impact from earnings allocable to policyholder dividend obligation	988
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(2,047)
Balance, September 30, 2021	$7,728

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues
Premiums	$419	$459	$1,313	$1,457
Net investment income	654	586	1,876	1,649
Realized investment gains (losses), net	168	18	505	266
Other income (loss)	113	242	644	(43)
Total Closed Block revenues	1,354	1,305	4,338	3,329
Benefits and Expenses
Policyholders’ benefits	599	641	1,885	2,013
Interest credited to policyholders’ account balances	31	32	93	96
Dividends to policyholders	583	532	1,978	955
General and administrative expenses	78	81	236	248
Total Closed Block benefits and expenses	1,291	1,286	4,192	3,312
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	63	19	146	17
Income tax expense (benefit)	38	4	92	(30)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$25	$15	$54	$47

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax expense of $1,504 million, or 18.8% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first nine months of 2021, compared to an income tax expense of $7 million, or (0.6)%, in the first nine months of 2020. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

On March 27, 2020, the CARES Act was enacted into law. One provision of the CARES Act amended the Tax Cuts and Jobs Act (“TCJA”) and allowed companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company incorporated into the full year projected 2020 effective tax rate an income tax benefit of $325 million that resulted from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. The projected tax benefit related to the NOL carryback was partially offset by an incremental Global Intangible Low-Taxed Income (“GILTI”) tax expense of $13 million driven by projected overall domestic losses (“ODLs”) which resulted in a reduced GILTI foreign tax credit. The first nine months of 2020 also include a $47 million reduction in income tax expense recorded as a discrete item from the carryback of 2018 NOL and related ODL.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which we operate, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, our Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. At this time, the Company anticipates making the high-tax exception election for the 2021 tax year and reflected the

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first nine months of 2021.

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

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2021	December 31, 2020
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	347	355
Subtotal commercial paper	372	380
Current portion of long-term debt:
Senior Notes	400	399
Mortgage Debt	130	128
Surplus notes subject to set-off arrangements(1)	500	500
Subtotal current portion of long-term debt	1,030	1,027
Other(2)	7	18
Subtotal	1,409	1,425
Less: assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$909	$925
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$105	$75
Daily average commercial paper outstanding for the quarter ended	$1,258	$1,602
Weighted average maturity of outstanding commercial paper, in days	12	18
Weighted average interest rate on outstanding commercial paper	0.06%	0.11%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.
(2)Includes $7 million and $18 million drawn on a revolving line of credit held by a subsidiary at September 30, 2021 and December 31, 2020, respectively.
(3)Includes Prudential Financial debt of $425 million and $424 million at September 30, 2021 and December 31, 2020, respectively.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2021, no amounts were drawn on these credit facilities. For additional information on these sources of liquidity, see “Credit Facility Extension” below and Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2021	December 31, 2020
	(in millions)
Fixed-rate obligations:
Surplus notes	$344	$343
Surplus notes subject to set-off arrangements(1)	7,786	8,134
Senior notes	10,280	11,179
Mortgage debt	24	24
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	122	257
Junior subordinated notes(3)	7,617	7,615
Subtotal	28,803	30,182
Less: assets under set-off arrangements(1)	10,116	10,464
Total long-term debt(4)	$18,687	$19,718
 __________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $30 million and $29 million of debt denominated in foreign currency at September 30, 2021 and December 31, 2020, respectively.
(3)Includes Prudential Financial debt of $7,561 million and $7,554 million at September 30, 2021 and December 31, 2020, respectively. Also includes subsidiary debt of $56 million and $60 million denominated in foreign currency at September 30, 2021 and December 31, 2020, respectively.
(4)Includes Prudential Financial debt of $17,668 million and $18,561 million at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Senior Debt Redemption

On August 30, 2021, the Company redeemed, at a make-whole redemption price, $700 million principal amount of its 3.500% medium-term notes due 2024 (representing the entire principal amount) and $210 million of the outstanding $600 million principal amount of its 3.878% medium-term notes due 2028. In addition to the total principal redemption of $910 million, the Company made a make-whole payment of $91 million, which is reflected in “General and administrative expenses”.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$82	$80	$7	$6
Interest cost	91	108	12	15
Expected return on plan assets	(206)	(201)	(26)	(25)
Amortization of prior service cost	(1)	(1)	2	2
Amortization of actuarial (gain) loss, net	61	65	4	4
Settlements	1	(1)	0	0
Special termination benefits(1)	0	5	0	0
Net periodic (benefit) cost	$28	$55	$(1)	$2

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$247	$241	$20	$18
Interest cost	273	323	36	47
Expected return on plan assets	(618)	(604)	(76)	(75)
Amortization of prior service cost	(3)	(3)	5	5
Amortization of actuarial (gain) loss, net	184	196	12	12
Settlements	3	3	0	0
Special termination benefits(1)	1	7	0	0
Net periodic (benefit) cost	$87	$163	$(3)	$7
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2020	666.3	269.9	396.4
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	21.1	(21.1)
Stock-based compensation programs(1)	0.0	(3.6)	3.6
Balance, September 30, 2021	666.3	287.4	378.9
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In February 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. In May 2021, the Board authorized a $500 million increase to this authorization, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.0 billion. In July 2021, the Board further increased this authorization by an additional $500 million, bringing the aggregate share repurchase authorization for calendar year 2021 to $2.5 billion. As of September 30, 2021, 21.1 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $2,125 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends declared per share of Common Stock	$1.15	$1.10	$3.45	$3.30

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$52	$34,065	$(3,379)	$30,738
Change in OCI before reclassifications	(816)	(8,331)	41	(9,106)
Amounts reclassified from AOCI	(64)	(2,184)	198	(2,050)
Income tax benefit (expense)	(63)	2,374	(57)	2,254
Balance, September 30, 2021	$(891)	$25,924	$(3,197)	$21,836

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2019	$(536)	$28,112	$(3,537)	$24,039
Change in OCI before reclassifications	69	7,939	8	8,016
Amounts reclassified from AOCI	46	(1,045)	210	(789)
Income tax benefit (expense)	73	(1,289)	(49)	(1,265)
Balance, September 30, 2020	$(348)	$33,717	$(3,368)	$30,001
__________
(1)Includes cash flow hedges of $867 million and $(168) million as of September 30, 2021 and December 31, 2020, respectively, and $1,407 million and $832 million as of September 30, 2020 and December 31, 2019, respectively, and fair value hedges of $(29) million and $10 million as of September 30, 2021 and December 31, 2020, respectively, and $(1) million and $0 million as of September 30, 2020 and December 31, 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statements of Operations
	2021	2020	2021	2020
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$1	$(2)	$1	$(7)	Realized investment gains (losses), net
Foreign currency translation adjustments	0	(39)	63	(39)	Other income (loss)
Total foreign currency translation adjustment	1	(41)	64	(46)
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(7)	19	7	27	(3)
Cash flow hedges—Currency	(1)	0	(4)	4	(3)
Cash flow hedges—Currency/Interest rate	230	(77)	435	343	(3)
Fair value hedges—Currency	(1)	0	(4)	0	(3)
Net unrealized investment gains (losses) on available-for-sale securities	221	401	1,750	671	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	442	343	2,184	1,045	(4)
Amortization of defined benefit pension items:
Prior service cost	(1)	(1)	(2)	(2)	(5)
Actuarial gain (loss)	(65)	(69)	(196)	(208)	(5)
Total amortization of defined benefit pension items	(66)	(70)	(198)	(210)
Total reclassifications for the period	$377	$232	$2,050	$789
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2020	$(25)	$58,442	$(1,229)	$(6,588)	$(5,892)	$(10,643)	$34,065
Net investment gains (losses) on investments arising during the period	36	(14,373)				3,157	(11,180)
Reclassification adjustment for (gains) losses included in net income	11	(2,195)				481	(1,703)
Reclassification due to allowance for credit losses recorded during the period	0	0				0	0
Impact of net unrealized investment (gains) losses			573	3,381	2,052	(1,264)	4,742
Balance, September 30, 2021	$22	$41,874	$(656)	$(3,207)	$(3,840)	$(8,269)	$25,924
__________
(1)Includes cash flow and fair value hedges. See Note 5 for information on cash flow and fair value hedges.

12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended September 30,
	2021			2020
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$1,565			$1,507
Less: Income (loss) attributable to noncontrolling interests	35			20
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	24			18
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,506	383.8	$3.92	$1,469	395.3	$3.72
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$24			$18
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	23			18
Stock options		0.8			0.3
Deferred and long-term compensation programs		2.2			1.5
Diluted earnings per share
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$1,507	386.8	$3.90	$1,469	397.1	$3.70

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2021			2020
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$6,552			$(1,168)
Less: Income (loss) attributable to noncontrolling interests	36			25
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	99			16
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$6,417	390.4	$16.44	$(1,209)	395.6	$(3.06)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$99			$16
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	98			16
Stock options		0.7			0.0
Deferred and long-term compensation programs		2.1			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$6,418	393.2	$16.32	$(1,209)	395.6	$(3.06)
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

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2021 and 2020, as applicable, were based on 5.7 million and 4.9 million of such awards, respectively, and for the nine months ended September 30, 2021 and 2020, as applicable, were based on 5.9 million and 5.0 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2021		2020
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.9	$106.99	3.2	$84.17
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		0.0
Total antidilutive stock options and shares	0.9		3.4

	Nine Months Ended September 30,
	2021		2020
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.3	$101.78	3.4	$80.64
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.4
Antidilutive shares based on application of the treasury stock method	0.0		0.2
Antidilutive shares due to net loss available to holders of Common Stock	0.0		1.6
Total antidilutive stock options and shares	1.3		5.6
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

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021(1)	2020(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$327	$370	$1,293	$858
U.S. Businesses:
Retirement	571	347	1,635	860
Group Insurance	(135)	22	(250)	71
Individual Annuities(2)	499	408	1,415	1,030
Individual Life	210	101	312	17
Assurance IQ	(55)	(30)	(132)	(69)
Total U.S. Businesses	1,090	848	2,980	1,909
International Businesses	887	775	2,561	2,162
Corporate and Other	(460)	(493)	(1,118)	(1,446)
Total segment adjusted operating income before income taxes	1,844	1,500	5,716	3,483
Reconciling items:
Realized investment gains (losses), net, and related adjustments	116	236	1,765	(2,758)
Charges related to realized investment gains (losses), net	(18)	(69)	(254)	(353)
Market experience updates	(199)	(134)	330	(1,016)
Divested and Run-off Businesses:
Closed Block division	27	8	92	(15)
Other Divested and Run-off Businesses	48	(83)	432	(567)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(3)	1	(53)	(62)
Other adjustments(3)	(9)	(12)	(35)	65
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$1,806	$1,447	$7,993	$(1,223)
________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information about these dispositions.
(2)Individual Annuities segment results reflect DAC as if the Individual Annuities business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(3)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. See Note 14 for additional information.

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

	September 30, 2021	December 31, 2020
	(in millions)
Assets by segment:
PGIM	$51,860	$48,680
U.S. Businesses:
Retirement(1)	116,568	115,237
Group Insurance	43,792	45,601
Individual Annuities(2)	196,571	200,718
Individual Life	115,419	110,953
Assurance IQ	2,747	2,703
Total U.S. Businesses	475,097	475,212
International Businesses	223,812	231,128
Corporate and Other(1)(2)	121,591	123,613
Closed Block division	60,222	62,089
Total assets per Unaudited Interim Consolidated Financial Statements	$932,582	$940,722
________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information about these dispositions.
(2)Certain assets are classified as “held-for-sale” as of September 30, 2021. See Note 1 for additional information about the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021(1)	2020(1)
	(in millions)
Revenues on an adjusted operating income basis:
PGIM	$1,072	$1,066	$3,395	$2,801
U.S. Businesses:
Retirement	8,386	2,193	12,658	6,647
Group Insurance	1,553	1,457	4,627	4,352
Individual Annuities	1,260	1,148	3,687	3,249
Individual Life	1,839	1,609	5,090	4,702
Assurance IQ	110	75	331	194
Total U.S. Businesses	13,148	6,482	26,393	19,144
International Businesses	5,618	5,481	16,642	16,201
Corporate and Other	(175)	(162)	(393)	(459)
Total revenues on an adjusted operating income basis	19,663	12,867	46,037	37,687
Reconciling items:
Realized investment gains (losses), net, and related adjustments	178	312	2,070	(2,855)
Charges related to realized investment gains (losses), net	(59)	(40)	(178)	(121)
Market experience updates	(56)	(58)	158	(406)
Divested and Run-off Businesses:
Closed Block division	1,321	1,301	4,299	3,318
Other Divested and Run-off Businesses	617	1,060	2,196	3,362
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(23)	(17)	(72)	(86)
Other adjustments(2)	0	0	0	105
Total revenues per Unaudited Interim Consolidated Financial Statements	$21,641	$15,425	$54,510	$41,004
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information about these dispositions.
(2)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. See Note 14 for additional information.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
PGIM segment intersegment revenues	$248	$215	$697	$640

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Asset-based management fees	$1,047	$930	$3,058	$2,644
Performance-based incentive fees	19	43	70	73
Other fees	163	147	475	427
Total asset management and service fees	$1,229	$1,120	$3,603	$3,144

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2021	December 31, 2020
	(in millions)
Total outstanding mortgage loan commitments(1)	$3,046	$2,357
Portion of commitment where prearrangement to sell to investor exists	$1,122	$882
__________
(1)Includes commitments of $374 million related to held-for-sale operations as of September 30, 2021. See Note 1 for additional information on the pending dispositions.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of September 30, 2021 and $0 million as of December 31, 2020. The change in allowance is $0 million and a reduction of $1 million for the three months ended September 30, 2021 and 2020, respectively, and $0 million and a reduction of $1 million for the nine months ended September 30, 2021 and 2020, respectively.
Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2021	December 31, 2020
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$9,699	$9,567
Expected to be funded from separate accounts(2)	$341	$336
__________
(1)Includes commitments of $724 million related to held-for-sale operations as of September 30, 2021. See Note 1 for additional information on the pending dispositions.
(2)Includes commitments of $28 million related to held-for-sale operations as of September 30, 2021. See Note 1 for additional information on the pending dispositions.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2021 or 2020.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
 Indemnification of Securities Lending and Securities Repurchase Transactions

	September 30, 2021	December 31, 2020
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$8,595	$7,108
Fair value of related collateral associated with above indemnifications(1)	$8,784	$7,254
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $63 million and $34 million related to securities repurchase transactions as of September 30, 2021 and December 31, 2020, respectively.

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

Guarantees of Asset Values

	September 30, 2021	December 31, 2020
	(in millions)
Guaranteed value of third-parties’ assets	$83,200	$86,264
Fair value of collateral supporting these assets	$86,176	$90,612
Asset (liability) associated with guarantee, carried at fair value	$1	$0

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	September 30, 2021	December 31, 2020
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,917	$2,684
First-loss exposure portion of above	$850	$784
Accrued liability associated with guarantees(1)	$41	$41
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $20 million as of both September 30, 2021 and December 31, 2020. The change in allowance is an increase of $1 million for both the three months ended September 30, 2021, and 2020, and a change of $0 million for both the nine months ended September 30, 2021 and 2020.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $22,867 million and $21,465 million of mortgages subject to these loss-sharing arrangements as of September 30, 2021 and December 31, 2020, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2021, these mortgages had a weighted-average debt service coverage ratio of 1.97 times and a weighted-average loan-to-value ratio of 63%. As of December 31, 2020, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 63%. The Company had $2 million of losses related to indemnifications that were settled for the nine months ended September 30, 2021 and no losses for the nine months ended September 30, 2020.

Other Guarantees

	September 30, 2021	December 31, 2020
	(in millions)
Other guarantees where amount can be determined	$52	$52
Accrued liability for other guarantees and indemnifications	$34	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. As of September 30, 2021 and December 31, 2020, there are $0 million and $9 million, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The contingent consideration liability referred to above is reported at fair value. Fair value is determined based on the present value of expected payments under the arrangement described above, using an internally developed option pricing model based on a number of assumptions, including certain unobservable assumptions for future Variable Profits and the future price of Prudential Financial Common Stock. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of September 30, 2021 and December 31, 2020. The stock-based component of contingent consideration impacts the share count for purposes of calculating the Company’s diluted earnings per share when Assurance IQ’s actual Variable Profits achieved as of the end of the reporting period is in excess of $900 million, as if the contingent consideration performance period ended on the applicable reporting date. The number of shares issued as part of the contingent consideration payable in 2023 will be based on a $83.71 price per share.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities, Individual Life and Group Insurance

Behfarin v. Pruco Life

This matter is now closed.

Moreland, Socorro v. PICA, et al.

In June 2020, a putative class action complaint entitled Socorro Moreland v. The Prudential Insurance Company of America; Pruco Life Insurance Company, was filed in the United States District Court for the Northern District of California, alleging that the Company failed to comply with California laws requiring that life insurance policies issued and delivered in California: (i) provide for a 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide a 30-day written notice of pending lapse; and (iii) notify policyowners of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California law, breach of contract, unfair competition, and bad faith violation of the implied covenant of good faith and fair dealing, and seeks unspecified damages, declaratory and injunctive relief. In August 2020, defendants filed an answer to the complaint and a motion to stay the action pending the California Supreme Court’s decision, in McHugh v. Protective Life Insurance, on the question of whether the California lapse statutes apply to policies that were in force when the statutes went into effect on January 1, 2013, or solely to policies issued after that date. The Moreland court granted defendants’ motion to stay in October 2020. Subsequently, in August 2021, the California Supreme Court in McHugh determined that the California lapse statutes apply to policies that were in force as of January 1, 2013. In October 2021, the Moreland court lifted the stay order.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
complaint seeks unspecified treble damages, declaratory and injunctive relief. In June 2021, the Company filed a motion to dismiss the amended complaint.
Other Matters

Cho v. PICA, et al.

In September 2021, the court granted defendants’ motion to dismiss the amended complaint without prejudice. In October 2021, plaintiff filed a second amended complaint asserting claims against defendants under the Employee Retirement Income Security Act of 1974 for breach of fiduciary duty, prohibited transactions and failure to monitor fiduciaries. The second amended complaint seeks declaratory, injunctive and equitable relief, unspecified damages, attorneys’ fees and costs.

Doyle C. Stone v. PFI, et al.

In April 2021, defendants filed a motion to dismiss the complaint. In June 2021, plaintiff filed a notice of voluntary dismissal of the complaint, without prejudice. In August 2021, plaintiff filed a new putative class action complaint in the United States District Court for the District of New Jersey (the “Second Complaint”), asserting claims against Prudential Financial, Inc. and Pruco Life Insurance Company for violation of the New Jersey Consumer Fraud Act, breach of fiduciary duty, unjust enrichment and common law fraud. The putative class includes all Plan Participants from January 2015 until the present. In September 2021, defendants filed a motion to dismiss the Second Complaint.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2021, compared with December 31, 2020, and its consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.727 trillion of assets under management as of September 30, 2021, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

In October 2021, we announced the creation of Retirement Strategies, a new U.S. business that will serve the retirement needs of both individual and institutional customers. This business will bring the financial solutions and capabilities of our Individual Annuities business together with the institutional investment and pension solutions offered through our Retirement business. During the fourth quarter of 2021, the new leadership team is being assembled and will be making decisions around the business’s operating structure. When this new structure is finalized and operational, the presentation of our segment results may be modified to conform to this new structure.

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

In order to further increase our competitive advantage, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will also help us realize improved margins. In 2019, we launched programs in pursuit of these objectives that will result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges, which we expect will result in significant expense efficiencies over the next several years. For the three and nine months ended September 30, 2021, the Company estimates that the impact to results from these programs was a benefit of $146 million and $388 million, respectively, and, as of September 30, 2021, we continue to remain on track to accumulate approximately $750 million of annual run-rate cost savings by the end of 2023.

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has created extreme stress and disruption in the global economy and financial markets and has elevated mortality and morbidity experience for the global population. The COVID-19 pandemic continues to impact our results of operations in the current period and is expected to continue to impact our results of operations in future periods. The COVID-19 pandemic has moved in localized waves, with its impact worsening and then improving in different locations at different times in a repetitive but unpredictable pattern. During the third quarter of 2021, the mortality impacts to our businesses from COVID-19 increased compared to the second quarter.

The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•Outlook.

U.S. Businesses:
The risk of hospitalization and death from COVID-19 and its variants to date has been greatly reduced as several vaccines are now widely available in the U.S. The vaccine rollout continues (with approximately 80% of the U.S. adult population receiving at least one dose) and other therapeutics are available now, or soon will be. Nevertheless, transmission of the virus persists and in certain geographies remains high. Although the pandemic worsened in the U.S. during the third quarter of 2021, with deaths peaking in mid-September, the Company has seen impacts begin to moderate and the trend of the pandemic’s impacts on our U.S. Businesses may continue to improve as population immunity from vaccination or prior infection increases and treatment options for COVID-19 patients expand.

Specific outlook considerations for certain of our U.S. businesses include the following:

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

Individual Life. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. The pandemic may also impact sales volumes.

International Businesses:

Through the first nine months of 2021, we continued to see an elevated level of claims due to COVID-19, with the most material impacts in Brazil and Japan; however, expenses to support our captive agents have decreased significantly compared to 2020. Japan declared a series of COVID-19 driven states of emergency in 2021 across various prefectures, but lifted these restrictions in September. We continue to see signs of improvement based on the global increase in vaccination rates and decreased levels of mortality in all key markets; however, as the global pandemic continues to evolve, any further implementation or tightening of COVID-19 restrictions is possible and, depending on the specific circumstances and geographies impacted, could adversely impact our sales prospects for a period of time. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses.

•Results of Operations. See “—Results of Operations” and “—Results of Operations by Segment” for a discussion of results for the third quarter and the first nine months of 2021.
•Investment Portfolio. While the economy continues to re-open and recover from the impacts of COVID-19, there could still be periods of volatility. The market expectations for credit migration and related losses continue to decrease. The sectors most impacted by the pandemic, including energy, consumer cyclical and retail related investments, have started to recover but may lag the general economic improvement. In certain instances, the Company may agree to modify an investment to provide forbearance, which grants borrowers additional time to make payments. As of September 30, 2021, approximately 1.6% of total invested assets, including those held for sale, were modified to allow for limited forbearance. Under the terms of forbearance, the borrower is allowed to defer a portion of current year principal and/or interest payments for a short period (e.g., 6 months). These deferrals accrue additional interest and do not have a material impact on our investment value.

•Sales and Flows. See “—Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•Underwriting Results. Through the first nine months of 2021, we estimate that COVID-19 had a net negative impact on our underwriting results reflecting unfavorable mortality impacts in our Group Insurance, Individual Life and International businesses, partially offset by favorable mortality impacts in our Retirement business. For the fourth quarter of 2021, the Company expects underwriting results to be adversely impacted by approximately $185 million in our U.S. Businesses, predominantly in our Group Insurance business, and approximately $20 million in our International Businesses; however, the ultimate impact on our underwriting results will depend on factors such as: an insured’s age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential for further mutation; and the ongoing acceptance and efficacy of the vaccines and other therapeutics.

•Risk Management. Prudential has a robust risk management framework that seeks to ensure we can fulfill our customer, regulatory, and other stakeholder obligations under a range of stress scenarios by maintaining the appropriate balance between the Company’s resources and risks. We evaluate the Company’s exposure to stress under four lenses (economic, STAT, GAAP, and liquidity).

Our risk management framework incorporates severe to very severe stresses across equities, interest rates, credit migration and defaults, currencies and pandemics. This framework includes a specific “pandemic and sell-off” scenario with a mortality calamity (1.5 extra insured deaths per 1,000 lives in the first year) based on a modern-day interpretation of the 1918 Spanish Flu experience that is aligned with most regulatory frameworks. The stress scenario assumes an even distribution of increased mortality across the population, which is more adversely impactful to our business than our current understanding of COVID-19 mortality. As the COVID-19 pandemic continues to unfold, we continue to update our analysis and take management actions in response to this specific event.

As of September 30, 2021, the COVID-19 pandemic has not reached the most severe levels of financial impacts included in the Company’s stress testing. In addition, the net impact of COVID-19 has been moderated by the balance between our mortality exposure (such as in our Individual Life and Group Insurance businesses) and our offsetting longevity exposure (such as in our Retirement business).

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

For the general account supporting our U.S. Businesses and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.0% of the fixed maturity security and commercial mortgage loan portfolios through 2022. The portion of the general account attributable to these operations has approximately $240 billion of such assets (based on net carrying value and including assets classified as “held-for-sale”) as of September 30, 2021. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 3.8% as of September 30, 2021.

Included in the $240 billion of fixed maturity securities and commercial mortgage loans are approximately $177 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $177 billion, approximately 51% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2021
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$153
Contracts with adjustable crediting rates subject to guaranteed minimums	61
Participating contracts where investment income risk ultimately accrues to contractholders	14
Total	$228

The $153 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $61 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of September 30, 2021, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$1.1	$1.1	$0.1	$0.0	$0.0	$2.3
1.00% - 1.99%	5.6	12.1	1.9	1.7	1.4	22.7
2.00% - 2.99%	1.3	1.1	0.5	2.4	1.6	6.9
3.00% - 4.00%	26.0	2.1	0.2	0.3	0.0	28.6
Greater than 4.00%	0.9	0.0	0.0	0.0	0.0	0.9
Total(1)	$34.9	$16.4	$2.7	$4.4	$3.0	$61.4
Percentage of total	57%	27%	4%	7%	5%	100%
 __________
(1)Includes approximately $0.5 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $14 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.50% (which is reasonably consistent with recent rates) for the period from October 1, 2021 through September 30, 2022 (and credit spreads remain unchanged from average levels experienced during the third quarter 2021), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), would be between $50 million and $80 million for the period from October 1, 2021 through September 30, 2022.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of September 30, 2021
(in billions)
Insurance products with fixed and guaranteed terms	$140
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$176

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

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.65% and the 10-year U.S. Treasury rate is 1.50% (which is reasonably consistent with recent rates) for the period from October 1, 2021 through September 30, 2022 (and credit spreads remain unchanged from average levels experienced during the third quarter 2021), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), would be between $20 million and $40 million for the period from October 1, 2021 through September 30, 2022.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues	$21,641	$15,425	$54,510	$41,004
Benefits and expenses	19,835	13,978	46,517	42,227
Income (loss) before income taxes and equity in earnings of operating joint ventures	1,806	1,447	7,993	(1,223)
Income tax expense (benefit)	259	(50)	1,504	7
Income (loss) before equity in earnings of operating joint ventures	1,547	1,497	6,489	(1,230)
Equity in earnings of operating joint ventures, net of taxes	18	10	63	62
Net income (loss)	1,565	1,507	6,552	(1,168)
Less: Income attributable to noncontrolling interests	35	20	36	25
Net income (loss) attributable to Prudential Financial, Inc.	$1,530	$1,487	$6,516	$(1,193)

Three Month Comparison. The $43 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2021 compared to the third quarter of 2020 reflected the following notable items on a pre-tax basis:

•$651 million favorable variance from realized investment gains (losses) and related charges for PFI excluding Divested and Run-off Businesses and market experience updates, as well as the impact of the hedging program associated with certain variable annuities (see “General Account Investments” for additional information);
•$344 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information); and
•$150 million favorable variance from a gain in the current period from our Divested and Run-off Businesses compared to a loss in the prior year period.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$526 million unfavorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities;
•$309 million unfavorable variance from a higher tax expense reflecting the increase in pre-tax earnings; and
•$198 million unfavorable variance from investment related activities that are primarily within “Other income (loss)” for PFI excluding our Divested and Run-off Businesses.

Nine Month Comparison. The $7,709 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2021 compared to the first nine months of 2020 reflected the following notable items on a pre-tax basis:

•$2,583 million favorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities;
•$2,233 million favorable variance from higher adjusted operating income from our business segments;
•$2,032 million favorable variance from realized investment gains (losses) and related charges for PFI excluding Divested and Run-off Businesses and market experience updates, as well as the impact of the hedging program associated with certain variable annuities;
•$1,346 million favorable variance driven by market experience updates primarily within our Individual Annuities and Individual Life businesses (see Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information); and
•$1,106 million favorable variance from a gain in the current period from our Divested and Run-off Businesses compared to a loss in the prior year period.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $1,497 million unfavorable variance from a higher tax expense reflecting the increase in pre-tax earnings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021(1)	2020(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$327	$370	$1,293	$858
U.S. Businesses:
Retirement	571	347	1,635	860
Group Insurance	(135)	22	(250)	71
Individual Annuities	499	408	1,415	1,030
Individual Life	210	101	312	17
Assurance IQ	(55)	(30)	(132)	(69)
Total U.S. Businesses	1,090	848	2,980	1,909
International Businesses	887	775	2,561	2,162
Corporate and Other	(460)	(493)	(1,118)	(1,446)
Total segment adjusted operating income before income taxes	1,844	1,500	5,716	3,483
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	116	236	1,765	(2,758)
Charges related to realized investment gains (losses), net(3)	(18)	(69)	(254)	(353)
Market experience updates	(199)	(134)	330	(1,016)
Divested and Run-off Businesses(4):
Closed Block division	27	8	92	(15)
Other Divested and Run-off Businesses	48	(83)	432	(567)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(3)	1	(53)	(62)
Other adjustments(6)	(9)	(12)	(35)	65
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$1,806	$1,447	$7,993	$(1,223)
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in Divested and Run-off Businesses. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in Divested and Run-off Businesses. Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these dispositions.
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
(6)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information.

Segment results for the period presented above reflect the following:

PGIM. Results for the third quarter of 2021 decreased in comparison to the prior year period, primarily reflecting lower other related revenues and higher expenses, partially offset by an increase in asset management fees. Results for the first nine months of 2021 increased in comparison to the prior year period, primarily reflecting a gain from the sale of our 35% ownership stake in Pramerica SGR in the current year period, as well as an increase in asset management fees, partially offset by higher expenses and lower other related revenues.

Retirement. Results for the third quarter of 2021 increased in comparison to the prior year period, primarily reflecting higher net investment spread results. Results for the first nine months of 2021 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher net investment spread results.

Group Insurance. Results for the third quarter of 2021 decreased in comparison to the prior year period, driven by lower underwriting results. Results for the first nine months of 2021 include an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased in comparison to the prior year period, primarily reflecting lower underwriting results.

Individual Annuities. Results for the third quarter of 2021 increased in comparison to the prior year period, primarily driven by higher fee income, net of distribution expenses and other associated costs, and higher net investment spread results. Results for the first nine months of 2021 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, driven by higher fee income, net of distribution expenses and other associated costs, and higher net investment spread results.

Individual Life. Results for the third quarter of 2021 increased in comparison to the prior year period, primarily driven by higher net investment spread results. Results for the first nine months of 2021 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher net investment spread results, partially offset by lower underwriting results.

Assurance IQ. Results for both the third quarter and the first nine months of 2021 decreased in comparison to the prior year periods, reflecting an increase in operating expenses supporting business growth, partially offset by higher revenues.

International Businesses. Results for the third quarter of 2021 increased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates, primarily driven by higher net investment spread results, higher earnings from our joint venture investments and lower expenses. Results for the first nine months of 2021 increased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results increased, primarily driven by higher net investment spread results and more favorable underwriting results.

Corporate and Other. Results for the third quarter reflect decreased losses in comparison to the prior year period, primarily driven by favorable pension and employee benefit results and lower interest expense on debt. Results for the first nine months of 2021 reflected decreased losses in comparison to the prior year period, primarily driven by lower net charges from other corporate activities, favorable pension and employee benefit results and lower interest expense on debt.

Closed Block Division. Results for both the third quarter and the first nine months of 2021 increased in comparison to the prior year periods, primarily driven by higher net investment activity results, partially offset by an increase in the policyholder dividend obligation.

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

	September 30, 2021	December 31, 2020
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.2	$0.4
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	9.6	10.1
Dual currency and synthetic dual currency investments(2)	0.5	0.5
Total USD-equivalent equity foreign currency hedging instruments	10.1	10.6
Total foreign currency hedges	$10.3	$11.0
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $72.5 billion and $65.8 billion as of September 30, 2021 and December 31, 2020, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

For our International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s expected USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the nine months ended September 30, 2021, approximately 6% of the segment’s earnings were yen-based and, as of September 30, 2021, we have hedged 100%, 97% and 61% of expected yen-based earnings for 2021, 2022 and 2023, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Businesses’ results for 2021 and 2020 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 103 and 104 yen per USD, respectively. We expect our 2022 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 104 yen per USD. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$6	$15	$7	$46
PGIM	0	(3)	(1)	(1)
Impact of intercompany arrangements(1)	6	12	6	45
Corporate and Other:
Impact of intercompany arrangements(1)	(6)	(12)	(6)	(45)
Settlement gains (losses) on forward currency contracts(2)	7	15	21	57
Net benefit (detriment) to Corporate and Other	1	3	15	12
Net impact on consolidated revenues and adjusted operating income	$7	$15	$21	$57
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of September 30, 2021 and 2020, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.8 billion and $1.0 billion, respectively, of which $0.2 billion and $0.4 billion, respectively, were related to our Japanese insurance operations.

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

In 2015, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.1 billion and $2.3 billion as of September 30, 2021 and December 31, 2020, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 3% of the $2.1 billion balance as of September 30, 2021 will be recognized throughout the remainder of 2021, approximately 13% will be recognized in 2022, and the remaining balance will be recognized from 2023 through 2051.

Highly inflationary economy in Argentina

Our insurance operations in Argentina, Prudential of Argentina (“POA”), have historically utilized the Argentine peso as the functional currency given it is the currency of the primary economic environment in which the entity operates. During 2018, Argentina experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of POA are remeasured and/or translated into USD, the impact to our financial statements was not material nor is it expected to be material in future periods given the relative size of our POA operations. It should also be noted that due to the macroeconomic environment in Argentina, the majority of POA’s balance sheet consists of USD-denominated product liabilities supported by USD-denominated assets. As a result, this accounting change serves to reduce the remeasurement impact reflected in net income given that the functional currency and currency in which the assets and liabilities are denominated will be more closely aligned.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2021, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.4% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 0% near-term mean reversion equity expected rate of return.

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

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and it requires significantly enhanced disclosures. In addition to significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Business Updates

•In March 2021, we sold our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy, to our partner UBI Banca, (acquired in 2020 by Intesa Sanpaolo Group), resulting in a pre-tax gain of $378 million. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

•In August 2021, we completed the acquisition of Montana Capital Partners, a European-based private equity secondaries asset manager with approximately $3 billion of assets under management.
•In October 2021, we signed a definitive agreement to acquire Green Harvest Asset Management LLC, a separately managed account platform providing customized solutions for the high net worth market, subject to regulatory approvals and customary closing conditions.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating results(1):
Revenues	$1,072	$1,066	$3,395	$2,801
Expenses	745	696	2,102	1,943
Adjusted operating income	327	370	1,293	858
Realized investment gains (losses), net, and related adjustments	2	(2)	(1)	1
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	38	15	35	(27)
Other adjustments(2)	(2)	0	(2)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$365	$383	$1,325	$832
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
(2)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.
Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $43 million, reflecting lower other related revenues, net of related expenses, primarily driven by the absence of more favorable seed and co-investment results from the impact of tightening credit spreads on fixed income investments in the prior year period, and lower performance-based incentive fees reflecting the absence of significant fees earned in the prior year period. Also contributing to the decrease were higher expenses due to business growth, as well as lower service, distribution and other revenues driven by the absence of earnings from our Pramerica SGR joint venture that was sold in the first quarter of 2021. These decreases were partially offset by higher asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation, including strong investment performance, and third-party inflows.

Nine Month Comparison. Adjusted operating income increased $435 million, primarily reflecting an increase in service, distribution and other revenues driven by a gain from the sale of our Pramerica SGR joint venture in the current year period and higher asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation, including strong investment performance, and third-party inflows. The increases were partially offset by higher compensation expenses associated with business growth and certain long-term employee compensation plans, and lower other related revenues, net of related expenses, primarily driven by the absence of more favorable seed and co-investment results from the impact of tightening credit spreads on fixed income investments in the prior year period.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$366	$345	$1,063	$998
Retail customers(1)	332	262	941	718
General account	149	143	441	417
Total asset management fees	847	750	2,445	2,133
Other related revenues by source:
Incentive fees	26	43	77	78
Transaction fees	5	5	14	13
Seed and co-investments	8	50	46	87
Commercial mortgage(2)	53	67	123	126
Total other related revenues	92	165	260	304
Service, distribution and other revenues	133	151	690	364
Total revenues	$1,072	$1,066	$3,395	$2,801
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

Three Month Comparison. Revenues increased $6 million. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation, including strong investment performance, and third-party inflows. Other related revenues decreased primarily driven by the absence of more favorable seed and co-investment results from the impact of tightening credit spreads in the prior year period, and lower performance-based incentive fees reflecting the absence of significant fees earned in the prior year period. Service, distribution and other revenues decreased primarily reflecting the sale of our Pramerica SGR joint venture in the first quarter of 2021.

Expenses increased $49 million, primarily reflecting higher operational and compensation expenses associated with business growth, and higher variable expenses driven by an increase in asset management fees.

Nine Month Comparison. Revenues increased $594 million. Service, distribution and other revenues increased primarily reflecting a gain from the sale of our Pramerica SGR joint venture in the current year period. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation, including strong investment performance, and third-party inflows.

Expenses increased $159 million, primarily reflecting higher variable expenses driven by an increase in asset management fees, and higher compensation expenses driven by business growth and certain long-term employee compensation plans tied to performance factors.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated.

	September 30, 2021	December 31, 2020	September 30, 2020(1)
	(in billions)
Assets Under Management(2) (at fair value):
Public equity	$208.4	$202.4	$179.0
Public fixed income	985.6	1,004.5	981.0
Real estate	128.7	121.5	118.7
Private credit and other alternatives	109.1	106.5	103.3
Multi-asset	82.1	63.7	61.1
Total PGIM assets under management	$1,513.9	$1,498.6	$1,443.1

Assets under management within other reporting segments(3)	212.7	222.3	205.0
Total PFI assets under management	$1,726.6	$1,720.9	$1,648.1
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
(3)Primarily includes certain product-related assets in our U.S. Businesses and Corporate & Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

PGIM’s assets under management as of September 30, 2021 increased $71 billion in comparison to the prior year quarter, primarily reflecting market appreciation including strong investment performance, and increased $15 billion in comparison to the prior year end, primarily reflecting market appreciation.

The following table sets forth assets under management by source as of the dates indicated.

	September 30, 2021	December 31, 2020	September 30, 2020
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$625.3	$614.9	$591.0
Retail customers	395.4	372.0	343.0
General account	493.2	511.7	509.1
Total PGIM assets under management	$1,513.9	$1,498.6	$1,443.1

Assets under management within other reporting segments(2)	212.7	222.3	205.0
Total PFI assets under management	$1,726.6	$1,720.9	$1,648.1
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
(2)Primarily includes certain product-related assets in our U.S. Businesses and Corporate & Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020(1)	2021	2020(1)	2021
	(in billions)
Beginning assets under management	$1,511.4	$1,394.5	$1,498.6	$1,331.0	$1,443.1
Institutional third-party flows	0.7	2.0	7.4	0.5	9.9
Retail third-party flows	(0.4)	5.3	3.7	13.4	7.5
Total third-party flows	0.3	7.3	11.1	13.9	17.4
Affiliated flows(2)	6.1	(1.5)	(3.5)	(4.9)	(7.1)
Market appreciation (depreciation)(3)	0.3	43.0	17.2	82.6	81.3
Foreign exchange rate impact	(1.4)	3.4	(9.1)	2.7	(5.0)
Net money market activity and other increases (decreases)	(2.8)	(3.6)	(0.4)	17.8	(15.8)
Ending assets under management	$1,513.9	$1,443.1	$1,513.9	$1,443.1	$1,513.9
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

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of September 30, 2021, these assets increased approximately $7.1 billion compared to December 31, 2020, primarily reflecting private capital deployed, partially offset by capital returned to investors.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in billions)
Private capital deployed:
Real estate debt and equity	$8.6	$6.2	$20.8	$14.1
Private credit and equity	3.2	3.0	9.8	7.8
Total private capital deployed	$11.8	$9.2	$30.6	$21.9

Seed and Co-Investments

As of September 30, 2021 and December 31, 2020, PGIM had approximately $1,181 million and $1,205 million of seed investments and $561 million and $685 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021(1)	2020(1)
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement	$571	$347	$1,635	$860
Group Insurance	(135)	22	(250)	71
Individual Annuities	499	408	1,415	1,030
Individual Life	210	101	312	17
Assurance IQ	(55)	(30)	(132)	(69)
Total U.S. Businesses	1,090	848	2,980	1,909
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	20	584	1,769	(1,869)
Charges related to realized investment gains (losses), net	(6)	(62)	(233)	(328)
Market experience updates	(199)	(130)	331	(974)
Other adjustments(2)	(7)	(12)	(33)	65
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	1	3	2
Income (loss) before income taxes and equity in earnings of operating joint ventures	$899	$1,229	$4,817	$(1,195)
________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about this disposition.
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

Three Month Comparison. Adjusted operating income for our U.S. Businesses increased by $242 million primarily due to:

•Higher net investment spread results driven by higher income on non-coupon investments; and

•Higher fee income, net of distribution expenses and other associated costs, primarily in our Individual Annuities business.

•Partially offsetting these increases were lower underwriting results primarily driven by higher COVID-19 related mortality claims in our Group Insurance business.

Nine Month Comparison. Adjusted operating income for our U.S. Businesses increased by $1,071 million primarily due to:

•Higher net investment spread results driven by higher income on non-coupon investments;

•Higher fee income, net of distribution expenses and other associated costs, primarily in our Individual Annuities business; and

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements.

•Partially offsetting these increases were lower underwriting results primarily driven by COVID-19 related mortality claims in our Group Insurance and Individual Life businesses.

Retirement

Business Update

•In July 2021, the Company entered into a definitive agreement to sell its Full Service Retirement business to Great-West Life & Annuity Insurance Company (“Great-West”). The transaction involves the sale of legal entities, reinsurance, and the transfer of contracts and brokerage accounts, and is expected to close by the end of the first quarter of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Beginning with the third quarter of 2021, the Company is reporting the assets and liabilities of the Full Service Retirement business as “held-for-sale” and has transferred the results of this business to Divested and Run-off Businesses within Corporate and Other operations. All prior period amounts have been restated to conform to current period presentation. As such, the following results are now solely reflective of Retirement’s Institutional Investment Products business. See “Business—Retirement” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for more information about the Institutional Investment Products business.

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating results:
Revenues	$8,386	$2,193	$12,658	$6,647
Benefits and expenses	7,815	1,846	11,023	5,787
Adjusted operating income	571	347	1,635	860
Realized investment gains (losses), net, and related adjustments	107	111	17	81
Charges related to realized investment gains (losses), net	3	7	(5)	(5)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	1	3	2
Income (loss) before income taxes and equity in earnings of operating joint ventures	$682	$466	$1,650	$938

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $224 million, primarily driven by higher net investment spread results, reflecting higher income on non-coupon investments.

Nine Month Comparison. Adjusted operating income increased $775 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2021 and 2020 included net charges of $14 million and $20 million, respectively, from these updates, primarily driven by an increase in expected benefit payments. Excluding this item, adjusted operating income increased $769 million, primarily driven by higher net investment spread results, reflecting higher income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $6,193 million. This increase primarily reflected higher pension risk transfer premiums due to new sales in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below, and higher net investment income and other income, primarily reflecting higher income on non-coupon investments.

Benefits and expenses increased $5,969 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the increase in pension risk transfer premiums discussed above.

Nine Month Comparison. Revenues increased $6,011 million. This increase primarily reflected higher pension risk transfer premiums due to new sales in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below, and higher net investment income and other income, primarily reflecting higher income on non-coupon investments.

Benefits and expenses increased $5,236 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $5,242 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

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

The following table shows the changes in the account values of Retirement’s products for the periods indicated. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Retirement business. For more information on internally-managed balances, see “—PGIM.”

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020	2021
	(in millions)
Beginning total account value	$243,843	$231,142	$243,387	$227,596	$234,696
Additions(1)	8,045	2,780	18,466	14,218	26,717
Withdrawals and benefits	(4,546)	(4,189)	(15,932)	(13,226)	(20,994)
Change in market value, interest credited and interest income	618	1,944	1,311	7,379	2,786
Other(2)	(1,892)	3,019	(1,164)	(1,271)	2,863
Ending total account value	$246,068	$234,696	$246,068	$234,696	$246,068
__________
(1)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; international reinsurance contracts calculated as the present value of future projected benefits; investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust; and funding agreements issued.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended September 30, 2021 and 2020, “Other” activity also includes $793 million in receipts offset by $735 million in payments and $869 million in receipts offset by $831 million in payments, respectively, and for the nine months ended September 30, 2021 and 2020, includes $2,096 million in receipts offset by $2,231 million in payments and $6,235 million in receipts offset by $6,107 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in account values for the three months and nine months ended September 30, 2021 reflected net additions primarily driven by pension risk transfer activity, partially offset by investment-only stable value account withdrawals, and a favorable change in the market value of account assets. These increases were partially offset by a decrease in other activity primarily driven by the negative impact of foreign exchange rate changes.

The increase in account values for the twelve months ended September 30, 2021 reflected net additions primarily driven by pension risk transfer activity, including international reinsurance and funded pension risk transfer sales, partially offset by investment-only stable value account withdrawals. Also contributing were an increase in the market value of account assets and an increase in other activity primarily driven by the positive impact of foreign exchange rate changes.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Operating results:
Revenues	$1,553	$1,457	$4,627	$4,352
Benefits and expenses	1,688	1,435	4,877	4,281
Adjusted operating income	(135)	22	(250)	71
Realized investment gains (losses), net, and related adjustments	6	4	(19)	75
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(129)	$26	$(269)	$146
Benefits ratio(1)(4):
Group life(2)	105.2%	93.9%	100.2%	91.8%
Group disability(2)	85.9%	73.5%	82.4%	74.5%
Total Group Insurance(2)	100.7%	89.4%	96.2%	88.0%
Administrative operating expense ratio(3)(4):
Group life	11.7%	12.2%	11.2%	12.1%
Group disability	32.3%	25.2%	32.4%	25.4%
Total Group Insurance	16.8%	15.1%	16.2%	15.0%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios for the nine months ended September 30, 2021 and 2020 reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 100.2%, 82.5% and 96.2% for the nine months ended September 30, 2021, respectively, and 91.9%, 75.0% and 88.2% for the nine months ended September 30, 2020, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $157 million, primarily reflecting lower underwriting results in our group life business driven by unfavorable claim experience mostly due to COVID-19 impacts on non-experience-rated contracts, lower underwriting results in our group disability business driven by less favorable claims experience on long-term disability contracts and higher expenses. These decreases were partially offset by higher net investment spread results driven by higher income on non-coupon investments.

Nine Month Comparison. Adjusted operating income decreased $321 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 and 2020 included net benefits from this update of $1 million and $11 million, respectively. Excluding this item, adjusted operating income decreased $311 million, primarily reflecting lower underwriting results in our group life business driven by less favorable claim experience mostly due to COVID-19 impacts on non-experience-rated contracts, and lower underwriting results in our group disability business driven by less favorable claims experience on long-term disability contracts. These decreases were partially offset by higher net investment spread results driven by higher income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $96 million. The increase primarily reflected higher premiums and policy charges and fee income in our group life business due to COVID-19 impacts on experience-rated contracts, with offsets in policyholders’ benefits and changes in reserves, as discussed below, as well as growth in our group disability business and higher net investment income from higher income on non-coupon investments.

Benefits and expenses increased $253 million. The increase primarily reflected higher policyholders’ benefits, including changes in reserves, in our group life business mostly due to COVID-19 impacts on both non-experience- and experience-rated contracts, and increases in our group disability business driven by an unfavorable impact from claims experience on long-term disability contracts.

Nine Month Comparison. Revenues increased $275 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $297 million. The increase primarily reflected higher premiums and policy charges and fee income in our group life business due to COVID-19 impacts on experience-rated contracts, with offsets in policyholders’ benefits and changes in reserves, as discussed below, as well as growth in our group disability business and higher net investment income from higher income on non-coupon investments.

Benefits and expenses increased $596 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $608 million. The increase primarily reflected higher policyholders’ benefits, including changes in reserves, in our group life business mostly due to COVID-19 impacts on both non-experience- and experience-rated contracts, and increases in our group disability business driven by a less favorable impact from claims experience on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Annualized new business premiums(1):
Group life	$51	$46	$242	$227
Group disability	17	17	172	143
Total	$68	$63	$414	$370
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2021 increased $5 million compared to the prior year period, driven by higher sales in our group life business. Total annualized new business premiums for the nine months ended September 30, 2021 increased $44 million compared to the prior year period, driven by higher sales in both our group life and group disability businesses.

Individual Annuities

Business Update

•In September 2021, the Company entered into a definitive agreement to sell its equity interest in Prudential Annuities Life Assurance Corporation (“PALAC”), which represents a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC. The transaction is expected to close in the first half of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Beginning with the third quarter of 2021, the Company is reporting the assets and liabilities of this block of business as “held-for-sale”; however, its results will continue to be reported within Individual Annuities’ operating results until the sale is completed. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating results:
Revenues	$1,260	$1,148	$3,687	$3,249
Benefits and expenses	761	740	2,272	2,219
Adjusted operating income	499	408	1,415	1,030
Realized investment gains (losses), net, and related adjustments	(4)	518	1,895	(2,525)
Charges related to realized investment gains (losses), net	(38)	(166)	(408)	(67)
Market experience updates	(83)	(58)	321	(686)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$374	$702	$3,223	$(2,248)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $91 million primarily driven by higher fee income, net of distribution expenses and other associated costs, resulting from higher average separate account values due to favorable equity markets, partially offset by net outflows, and favorable impacts from our living benefit guarantees. Also contributing to the increase were higher net investment spread results, driven by higher income on non-coupon investments, and lower operating expenses.
Nine Month Comparison. Adjusted operating income increased $385 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 included a $15 million net charge from these updates primarily reflecting the impact of unfavorable policyholder behavior updates. Results for 2020 included a $136 million net charge from these updates primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Excluding this item, adjusted operating income increased $264 million. The increase was primarily driven by higher fee income, net of distribution expenses and other associated costs, resulting from higher average separate account values due to favorable equity markets, partially offset by net outflows, and favorable impacts from our living benefit guarantees. Also contributing to the increase were higher net investment spread results, driven by higher income on non-coupon investments, and lower operating expenses.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $112 million primarily driven by higher policy charges and fee income, as well as higher asset management and service fees, reflecting higher average separate account values and favorable impacts from our living benefit guarantees. Also contributing to the increase was higher net investment income, primarily reflecting higher income on non-coupon investments.

Benefits and expenses increased $21 million driven by higher distribution and asset management expenses reflecting higher average separate account values, as discussed above, partially offset by lower operating expenses.

Nine Month Comparison. Revenues increased $438 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $309 million. The increase was primarily driven by higher policy charges and fee income, as well as higher asset management and service fees, reflecting higher average separate account values and favorable impacts from our living benefit guarantees. Also contributing to the increase was higher net investment income, primarily reflecting higher income on non-coupon investments.

Benefits and expenses increased $53 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $44 million primarily driven by higher general and administrative expenses, net of capitalization, driven by higher distribution and asset management expenses reflecting higher average separate account values, as discussed above, partially offset by lower operating expenses. This increase was partially offset by lower interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020	2021
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$182,411	$159,276	$176,280	$169,681	$164,198
Sales	1,500	1,562	5,048	4,835	7,028
Full surrenders and death benefits	(2,573)	(1,811)	(7,748)	(5,740)	(9,853)
Sales, net of full surrenders and death benefits	(1,073)	(249)	(2,700)	(905)	(2,825)
Partial withdrawals and other benefit payments	(1,334)	(1,205)	(4,091)	(3,750)	(5,532)
Net flows	(2,407)	(1,454)	(6,791)	(4,655)	(8,357)
Change in market value, interest credited and other activity	(422)	7,270	11,928	1,806	26,482
Policy charges	(904)	(894)	(2,739)	(2,634)	(3,645)
Ending total account value(2)	$178,678	$164,198	$178,678	$164,198	$178,678
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $172.8 billion and $158.6 billion as of September 30, 2021 and 2020, respectively. Fixed annuity account values were $5.9 billion and $5.6 billion as of September 30, 2021 and 2020, respectively.
(2)Includes approximately $30 billion of account values that are classified as “held-for-sale” as of September 30, 2021 in relation to the planned PALAC sale, as discussed above.

Sales for both the three months and the nine months ended September 30, 2021 reflected our product pivot strategy and consisted largely of indexed variable annuities, as sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020. Sales, net of full surrenders and death benefits, for both the three months and the nine months ended September 30, 2021 declined in comparison to the prior year periods driven by an increase in surrender activity from both market value appreciation and the general uncertainty about COVID-19 in the prior year periods.

The decrease in account values for the three months ended September 30, 2021 was driven by net outflows and policyholder charges on contractholder accounts. The increases in account values for the nine months and twelve months ended September 30, 2021 were driven by market value appreciation, partially offset by net outflows and policy charges on contractholder accounts.

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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in the third quarter of 2021, we announced that we had entered into an agreement to sell a portion of our in-force traditional variable annuity block, as described above.

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

The valuation of the economic liability we seek to defray excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) in order to maximize protection irrespective of the possibility of our own default, as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. The following table, which includes the portion of the traditional variable annuities block of business that is classified as “held-for-sale”, as discussed above, provides a reconciliation between the liability reported under U.S. GAAP and the economic liability we manage through our ALM strategy as of the periods indicated:

	September 30, 2021	December 31, 2020
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables	$13,330	$18,537
NPR adjustment, net of reinsurance recoverables	2,813	4,103
Subtotal	16,143	22,640
Adjustments including risk margins and valuation methodology differences	(3,447)	(5,080)
Economic liability managed through the ALM strategy	$12,696	$17,560

As of September 30, 2021, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)(1)
Results excluded from adjusted operating income:
Change in value of U.S. GAAP liability, pre-NPR(2)	$639	$3,852	$7,079	$(11,219)
Change in the NPR adjustment	(292)	(597)	(1,292)	2,420
Change in fair value of hedge assets, excluding capital hedges(3)	(404)	(2,391)	(3,916)	6,214
Change in fair value of capital hedges(4)	(12)	(360)	(805)	(113)
Other	65	14	829	173
Realized investment gains (losses), net, and related adjustments	(4)	518	1,895	(2,525)
Market experience updates(5)	(83)	(58)	321	(686)
Charges related to realized investment gains (losses), net	(38)	(166)	(408)	(67)
Total results excluded from adjusted operating income(6)	$(125)	$294	$1,808	$(3,278)
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
(6)Excludes amounts from the change in unrealized gains and losses on fixed income instruments recorded in OCI (versus net income) of $(25) million, and $(33) million for the three months ended September 30, 2021 and 2020, respectively, and $(1,763) million and $1,668 million for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, the loss of $125 million was driven by an unfavorable NPR adjustment driven by tightening credit spreads and unfavorable market experience updates from unfavorable market performance. This was partially offset by a favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to favorable hedge breakage and rising interest rates.
For the three months ended September 30, 2020, the gain of $294 million was driven by the favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to tightening credit spreads and favorable equity markets. These gains were partially offset by an unfavorable NPR adjustment driven by tightening credit spreads and losses associated with our capital hedge program driven by favorable equity markets, as well as charges related to the amortization of DAC and other costs.
For the nine months ended September 30, 2021, the gain of $1,808 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) as well as favorable market experience updates largely due to favorable equity markets and rising interest rates. These impacts were partially offset by an unfavorable NPR adjustment, losses associated with our capital hedge program and charges related to the amortization of DAC and other costs.
For the nine months ended September 30, 2020, the loss of $3,278 million was driven by an unfavorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) driven by declining interest rates, widening of credit spreads and unfavorable equity market performance, as well as unfavorable market experience updates due to unfavorable equity markets and declining interest rates. These losses were partially offset by a favorable NPR adjustment, reflecting the impact of widening credit spreads.

Product Specific Risks and Risk Mitigants
As noted above, the risks associated with our products are mitigated through product design features, including automatic rebalancing, as well as through our ALM strategy and external reinsurance. The following table sets forth the risk management profile of our living benefit guarantees and guaranteed minimum death benefit (“GMDB”) features as of the periods indicated:

	September 30, 2021		December 31, 2020		September 30, 2020
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$110,999	64%	$112,177	66%	$104,815	66%
ALM strategy only(3)	7,205	4%	7,410	4%	6,955	4%
Automatic rebalancing only	582	1%	634	1%	634	1%
External reinsurance(4)	3,229	2%	3,173	2%	2,944	2%
PDI	17,239	10%	18,540	11%	17,888	11%
Other products	2,431	1%	2,492	1%	2,306	1%
Total living benefit/GMDB features	$141,685		$144,426		$135,542
GMDB features and other(5)	31,130	18%	26,120	15%	23,104	15%
Total variable annuity account value(6)	$172,815		$170,546		$158,646
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
(6)Includes approximately $30 billion of account values that are classified as “held-for-sale” as of September 30, 2021 in relation to the planned PALAC sale, as discussed above.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating results:
Revenues	$1,839	$1,609	$5,090	$4,702
Benefits and expenses	1,629	1,508	4,778	4,685
Adjusted operating income	210	101	312	17
Realized investment gains (losses), net, and related adjustments	(89)	(49)	(124)	500
Charges related to realized investment gains (losses), net	29	97	180	(256)
Market experience updates	(116)	(72)	10	(288)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$34	$77	$378	$(27)

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $109 million, primarily reflecting higher net investment spread results, driven by higher income on non-coupon investments.

Nine Month Comparison. Adjusted operating income increased $295 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 included a $7 million net benefit from these updates, mainly driven by favorable impacts related to assumptions for investment returns, partially offset by updates to reinsurance premiums. Results for 2020 included a $92 million net charge from these updates, mainly driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Excluding this item, adjusted operating income increased $196 million, primarily reflecting higher net investment spread results driven by higher income on non-coupon investments. These increases were partially offset by lower underwriting results, driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $230 million, primarily driven by higher net investment income from higher income on non-coupon investments and higher average invested assets, partially offset by lower reinvestment yields. The increase also reflected higher policy charges and fee income driven by lower ceded reinsurance, which were mostly offset by reserve changes in policyholders’ benefits, as discussed below.

Benefits and expenses increased $121 million, reflecting higher policyholders’ benefits driven by reserve changes from lower ceded reinsurance, partially offset by a favorable comparative impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims in the prior year period. The increase also reflected higher expenses.

Nine Month Comparison. Revenues increased $388 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $495 million. This increase was primarily driven by higher net investment income from higher income on non-coupon investments and higher average invested assets, partially offset by lower investment yields. The increase also reflected higher policy charges and fee income driven by lower ceded reinsurance, which were mostly offset by reserve changes in policyholders’ benefits, as discussed below.

Benefits and expenses increased $93 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $299 million. This increase reflected higher policyholders’ benefits, including changes in reserves, primarily driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, as well as reserve changes from lower ceded reinsurance.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$4	$22	$26	$6	$28	$34
Guaranteed Universal Life(1)	0	5	5	1	19	20
Other Universal Life(1)	2	12	14	3	17	20
Variable Life	29	115	144	22	76	98
Total	$35	$154	$189	$32	$140	$172

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Term Life	$16	$75	$91	$19	$95	$114
Guaranteed Universal Life(1)	0	35	35	4	79	83
Other Universal Life(1)	6	39	45	15	58	73
Variable Life	89	313	402	64	209	273
Total	$111	$462	$573	$102	$441	$543
__________
(1)Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 1% and 5% of Guaranteed Universal Life and 2% and 2% of Other Universal Life annualized new business premiums for the three months ended September 30, 2021 and 2020, respectively, and approximately 1% and 9% of Guaranteed Universal Life and 4% and 7% of Other Universal Life annualized new business premiums for the nine months ended September 30, 2021 and 2020, respectively.

Total annualized new business premiums for the third quarter of 2021 increased $17 million compared to the prior year period, primarily driven by higher sales of variable universal life products, partially offset by lower sales of guaranteed universal life, other universal life and term life products due to pricing and product actions. Total annualized new business premiums for the first nine months of 2021 increased $30 million compared to the prior year period, primarily driven by higher sales of variable life products, partially offset by lower sales across all other products, as described above.

Assurance IQ
Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating results:
Revenues	$110	$75	$331	$194
Expenses	165	105	463	263
Adjusted operating income	(55)	(30)	(132)	(69)
Other adjustments(1)	(7)	(12)	(33)	65
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(62)	$(42)	$(165)	$(4)
 __________
(1)Includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. See Note 14 to the Unaudited Interim Consolidated Financial Statements for additional information.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $25 million, reflecting higher operating and variable expenses supporting business growth, partially offset by increased revenues primarily related to growth in the Medicare and Personal Finance product lines.

Nine Month Comparison. Adjusted operating income decreased $63 million, reflecting higher operating and variable expenses supporting business growth, partially offset by increased revenues primarily related to growth in the Medicare, Personal Finance and Life product lines.

Revenues and Expenses

Three Month Comparison. Revenues increased $35 million, primarily due to commissions and case referral revenues from the Medicare product line, driven by business growth and from a strategic shift by the business to emphasize Medicare products, as well as from higher case referral sales in the Personal Finance and other product lines. Expenses increased $60 million, driven by higher marketing and distribution costs primarily related to the Medicare and Personal Finance product lines, and higher general and administrative operating expenses supporting business growth.

Nine Month Comparison. Revenues increased $137 million, primarily due to commissions and case referral revenues from the Medicare product line, driven by business growth and from a strategic shift by the business to emphasize Medicare products, as well as from higher case referral sales in the Personal Finance and Life product lines. Expenses increased $200 million, driven by higher marketing and distribution costs primarily related to the Medicare, Life and Personal Finance product lines, and higher general and administrative operating expenses supporting business growth.

International Businesses

Business Updates

•In the second quarter of 2021, the Company completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. for cash consideration of approximately NT 5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $21 million as of September 30, 2021. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information. Effective in the third quarter of 2020, the results of this business and the impact of its sale were reflected in Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. See “—Divested and Run-off Businesses.”

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

The following table sets forth the International Businesses’ operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)
	(in millions)
Operating results:
Revenues:
Life Planner	$2,695	$2,548	$8,108	$7,591
Gibraltar Life and Other	2,923	2,933	8,534	8,610
Total revenues	5,618	5,481	16,642	16,201
Benefits and expenses:
Life Planner	2,220	2,134	6,762	6,513
Gibraltar Life and Other	2,511	2,572	7,319	7,526
Total benefits and expenses	4,731	4,706	14,081	14,039
Adjusted operating income:
Life Planner	475	414	1,346	1,078
Gibraltar Life and Other	412	361	1,215	1,084
Total adjusted operating income	887	775	2,561	2,162
Realized investment gains (losses), net, and related adjustments	107	168	(76)	843
Charges related to realized investment gains (losses), net	(5)	(11)	(25)	(33)
Market experience updates	0	3	0	(39)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(19)	8	(57)	(22)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$970	$943	$2,403	$2,911
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these dispositions.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations increased $61 million, including a net unfavorable impact of $1 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Life Planner operations increased $62 million primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, and more favorable underwriting results primarily due to the growth of business in force in our Japan and Brazil operations, partially offset by unfavorable impacts from mortality experience due to COVID-19 related claims, primarily in Brazil and Japan.

Adjusted operating income from our Gibraltar Life and Other operations increased $51 million, including a net unfavorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations increased $54 million primarily reflecting higher earnings from our joint venture investments and lower expenses primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period. Also contributing to the increase were higher net investment spread results driven by higher income on non-coupon investments and higher prepayment fee income, partially offset by lower reinvestment yields. These increases were partially offset by less favorable underwriting results due to unfavorable mortality experience, including COVID-19 related claims, and policyholder experience.

Nine Month Comparison. Adjusted operating income from our Life Planner operations increased $268 million, including a net unfavorable impact of $5 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $2 million net benefit in 2021 compared to a $42 million net charge in 2020. The net charge in 2020 was primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations increased $229 million primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were more favorable underwriting results primarily due to the growth of business in force in our Japan and Brazil operations, partially offset by unfavorable impacts from mortality experience due to COVID-19 related claims, primarily in Brazil and Japan.

Adjusted operating income from our Gibraltar Life and Other operations increased $131 million, including a net unfavorable impact of $12 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $16 million net charge in 2021 compared to a $52 million net charge in 2020. The net charge in 2021 reflected unfavorable impacts primarily related to lapse assumption updates. The net charge in 2020 was primarily driven by updates of reserves reflecting the impact of a decrease in long-term interest rate assumptions, as well as other refinements.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased $107 million primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were lower expenses, primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period, and higher earnings from our joint venture investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations increased $147 million, including a net unfavorable impact of $32 million from currency fluctuations. Excluding this item, revenues increased $179 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $86 million, including a net favorable impact of $32 million from currency fluctuations. Excluding this item, benefits and expenses increased $118 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force as well as unfavorable impacts from mortality experience due to COVID-19 related claims, primarily in Brazil and Japan. Also contributing to the increase were higher expenses supporting business growth, partially offset by the absence of certain costs associated with COVID-19 incurred in the prior year period.

Revenues from our Gibraltar Life and Other operations decreased $10 million, including a net unfavorable impact of $28 million from currency fluctuations. Excluding this item, revenues increased $18 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments and higher prepayment fee income, partially offset by lower reinvestment yields, and higher other income driven by a more favorable impact from our joint venture investments. These increases were partially offset by lower premiums and policy charges and fee income.

Benefits and expenses of our Gibraltar Life and Other operations decreased $61 million, including a net favorable impact of $25 million from currency fluctuations. Excluding this item, benefits and expenses decreased $36 million, primarily driven by lower expenses primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period.

Nine Month Comparison. Revenues from our Life Planner operations increased $517 million, including a net unfavorable impact of $57 million from currency fluctuations and a net charge of $34 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $608 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses of our Life Planner operations increased $249 million, including a net favorable impact of $52 million from currency fluctuations and a net benefit of $78 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $379 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force.

Revenues from our Gibraltar Life and Other operations decreased $76 million, including a net favorable impact of $18 million from currency fluctuations and a net benefit of $9 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $103 million, primarily reflecting lower premiums and policy charges and fee income. The decrease was partially offset by higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields.

Benefits and expenses of our Gibraltar Life and Other operations decreased $207 million, including a net unfavorable impact of $30 million from currency fluctuations and a net benefit of $27 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $210 million, primarily driven by lower policyholders’ benefits, including changes in reserves, and lower expenses primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021	2020(1)
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$234	$381	$713	$839
Gibraltar Life and Other	269	407	788	911
Total	$503	$788	$1,501	$1,750
On a constant exchange rate basis:
Life Planner	$248	$393	$751	$863
Gibraltar Life and Other	271	408	793	915
Total	$519	$801	$1,544	$1,778

__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these dispositions.

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including the extremely low interest rate environment. We regularly examine our product offerings and their related profitability and, as a result, we have repriced or discontinued sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has resulted in an increase in sales of products denominated in USD relative to products denominated in other currencies.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020(1)
	Life	Accident & Health	Retirement(2)	Annuity	Total	Life	Accident & Health	Retirement(2)	Annuity	Total
	(in millions)
Life Planner	$135	$17	$95	$1	$248	$197	$18	$178	$0	$393
Gibraltar Life and Other:
Life Consultants	$65	$6	$14	$68	$153	$122	$9	$26	$11	$168
Banks(3)	54	0	3	14	71	152	0	6	9	167
Independent Agency	20	1	22	4	47	44	1	26	2	73
Subtotal	139	7	39	86	271	318	10	58	22	408
Total	$274	$24	$134	$87	$519	$515	$28	$236	$22	$801
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these dispositions.
(2)Includes retirement income, endowment and savings variable universal life.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2021, and 1% and 73%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2020.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $145 million, reflecting the absence of higher sales of USD-denominated products ahead of pricing increases in the prior year period.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $137 million. Bank channel, Independent Agency and Life Consultants sales decreased $96 million, $26 million and $15 million, respectively, all reflecting the absence of higher sales of USD-denominated products ahead of pricing increases in the prior year period. The decrease in Life Consultants sales was partially offset by higher sales of USD-denominated fixed annuity products driven by higher crediting rates reflecting rising interest rates in the current year period.

The table below presents annualized new business premiums on a constant exchange rate basis, by product and distribution channel, for the periods indicated.

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020(1)
	Life	Accident & Health	Retirement(2)	Annuity	Total	Life	Accident & Health	Retirement(2)	Annuity	Total
	(in millions)
Life Planner	$408	$55	$286	$2	$751	$442	$52	$369	$0	$863
Gibraltar Life and Other:
Life Consultants	$199	$20	$31	$146	$396	$263	$25	$50	$50	$388
Banks(3)	202	0	8	40	250	329	0	19	13	361
Independent Agency	55	22	63	7	147	84	4	74	4	166
Subtotal	456	42	102	193	793	676	29	143	67	915
Total	$864	$97	$388	$195	$1,544	$1,118	$81	$512	$67	$1,778
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these dispositions.
(2)Includes retirement income, endowment and savings variable universal life.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 4% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2021, and 3% and 71%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2020.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $112 million, reflecting the absence of higher sales of USD-denominated products ahead of pricing increases in the third quarter of 2020, as well as lower sales in the current year period as a result of those pricing increases, partially offset by higher sales resulting from an easing of COVID-19 restrictions in the current year period.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $122 million. Bank channel sales decreased $111 million, reflecting the absence of higher sales of USD-denominated products ahead of pricing increases in the third quarter of 2020, as well as lower sales in the current year period as a result of those pricing increases. Independent Agency sales decreased $19 million primarily driven by the absence of higher sales of USD-denominated products ahead of pricing increases in the third quarter of 2020, as well as lower sales in the current year period as a result of those pricing increases, partially offset by higher sales of accident & health products to a single large client in the current year period. Life Consultants sales increased $8 million, primarily resulting from an easing of COVID-19 restrictions compared to the prior year period, and higher sales of USD-denominated fixed annuity products driven by higher crediting rates reflecting rising interest rates, partially offset by the absence of higher sales of USD-denominated products ahead of pricing increases in the third quarter of 2020, as well as lower sales in the current year period as a result of those pricing increases.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(1)	2021(1)	2020(1)
	(in millions)
Operating results:
Interest expense on debt	$(209)	$(233)	$(628)	$(678)
Investment income	40	25	112	100
Pension and employee benefits	75	40	217	148
Other corporate activities(2)	(366)	(325)	(819)	(1,016)
Adjusted operating income	(460)	(493)	(1,118)	(1,446)
Realized investment gains (losses), net, and related adjustments	(13)	(514)	73	(1,733)
Charges related to realized investment gains (losses), net	(7)	4	4	8
Market experience updates	0	(7)	(1)	(3)
Divested and Run-off Businesses	48	(83)	432	(567)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(23)	(23)	(34)	(15)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(455)	$(1,116)	$(644)	$(3,756)
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included in Divested and Run-off Businesses. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included in Divested and Run-off Businesses. Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these divestitures.
(2)Includes consolidating adjustments.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $33 million. Pension and employee benefits results were favorable by $35 million driven by lower interest costs on our qualified pension plan obligations. Interest expense on debt decreased $24 million, primarily reflecting lower average debt balances and a decline in interest rates. Investment income increased $15 million reflecting higher asset balances. These items were partially offset by a $41 million increase in net charges from other corporate activities reflecting a $94 million cost related to the early extinguishment of debt in the current year period, which was partially offset by a decrease in other expenses.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $328 million. Net charges from other corporate activities decreased $197 million primarily reflecting the absence of a significant charge to legal reserves incurred in the prior year period as well as lower expenses, partially offset by increased costs related to the early extinguishment of debt in the current year period. Also contributing to the decrease were favorable results of $69 million from pension and employee benefits, primarily driven by lower interest costs on our qualified pension plan obligations, as well as $50 million of lower interest expense on debt, primarily reflecting lower average debt balances and a decline in interest rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Long-Term Care	$56	$78	$302	$266
Other(1)	(8)	(161)	130	(833)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$48	$(83)	$432	$(567)
__________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included herein. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included herein. Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included herein. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these divestitures.

Long-Term Care

Three Month Comparison. Results decreased $22 million compared to the prior year period primarily driven by a less favorable impact from changes in the market value of equity securities, partially offset by a favorable comparative impact from changes in the market value of derivatives used for duration management and higher investment income, including higher income on non-coupon investments.

Nine Month Comparison. Results increased $36 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 included a $62 million net benefit from these updates, while results for 2020 included a $33 million net charge from these updates. Excluding this item, results decreased $59 million primarily driven by an unfavorable impact from changes in the market value of derivatives used for duration management, partially offset by a favorable impact from changes in the market value of equity securities, higher underwriting results driven by favorable comparative policy and claim experience, and higher investment results, including higher income on non-coupon investments.

Other Divested and Run-off Businesses

Results for the third quarter of 2021 increased $153 million compared to the prior year period primarily driven by the absence of losses incurred in the third quarter of 2020 related to the sale of POT. Results for the nine months ended September 30, 2021 increased $963 million compared to the prior year period primarily driven by the absence of losses incurred in 2020 related to the sales of POK and POT. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these divestitures.

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

As of September 30, 2021, the excess of actual cumulative earnings over the expected cumulative earnings was $3,908 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $3,820 million at September 30, 2021, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
U.S. GAAP results:
Revenues	$1,321	$1,301	$4,299	$3,318
Benefits and expenses	1,294	1,293	4,207	3,333
Income (loss) before income taxes and equity in earnings of operating joint ventures	$27	$8	$92	$(15)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $19 million. Net investment activity results increased primarily reflecting higher realized investment gains driven by favorable changes in the fair value of derivatives used in risk management activities, and an increase in net investment income driven by higher income on non-coupon investments, partially offset by a decrease in other income due to less favorable changes in the value of equity securities. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2021 dividend scale and run-off of the business in force. As a result of the above and other variances, a $259 million increase in the policyholder dividend obligation was recorded in the third quarter of 2021, compared to a $161 million increase in the third quarter of 2020. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Nine Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $107 million. Net investment activity results increased primarily reflecting higher other income driven by favorable changes in the value of equity securities, and an increase in realized investment gains driven by favorable changes in the fair value of derivatives used in risk management activities. Net insurance activity results reflected an unfavorable comparative change driven by unfavorable mortality, partially offset by a decrease in the 2021 dividend scale. As a result of the above and other variances, a $988 million increase in the policyholder dividend obligation was recorded in the first nine months of 2021, compared to a $192 million reduction in the first nine months of 2020. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $20 million primarily driven by an increase in net realized investment gains and net investment income, partially offset by a decrease in other income and lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses increased $1 million primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Nine Month Comparison. Revenues increased $981 million primarily driven by an increase in other income, net realized investment gains, and net investment income, partially offset by lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses increased $874 million primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Income Taxes

For information regarding income taxes, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

Experience-Rated Contractholder Liabilities,
Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments

Certain products included in the International Businesses and the divested Full Service Retirement business are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are carried at fair value.

International Businesses. In our International Businesses, the experience-rated products are fully participating. As a result, the entire return on the underlying investments is passed back to policyholders through a corresponding adjustment to the related liability. These investments are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Assets supporting experience-rated contractholder liabilities, at fair value.” Realized and unrealized gains (losses) for these investments are reported in “Other income (loss).”

Full Service Retirement Business. Beginning with the third quarter of 2021, the Company is reporting the assets and liabilities of the Full Service Retirement business as “held-for-sale,” and has transferred the results of this business from the Retirement segment to the Divested and Run-off Businesses within Corporate & Other operations. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Our divested Full Service Retirement business has two types of experience-rated products that are supported by assets supporting experience-rated contractholder liabilities and other related investments. Fully participating products are those for which the entire return on underlying investments is passed back to the policyholders. Partially participating products are those for which only a portion of the return on underlying investments is passed back to the policyholders over time through changes to the contractual crediting rates. The crediting rates are typically reset semiannually, often subject to a minimum crediting rate, and returns are required to be passed back within ten years.

As of the third quarter of 2021, the assets and liabilities associated with these products are included in the Unaudited Interim Consolidated Statements of Financial Position as “Assets held-for-sale” and “Liabilities held-for-sale,” respectively. For additional information on the accounting treatment of these assets and liabilities in prior periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Experience-Rated Contractholder Liabilities, Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments” in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$62	$76	$308	$(97)
Change in experience-rated contractholder liabilities due to asset value changes	(62)	(76)	(308)	97
Gains (losses), net, on experienced rated contracts	$0	$0	$0	$0
Divested and Run-off Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(91)	$77	$(418)	$556
Change in experience-rated contractholder liabilities due to asset value changes	88	(93)	394	(553)
Gains (losses), net, on experienced rated contracts(1)(2)	$(3)	$(16)	$(24)	$3
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(29)	$153	$(110)	$459
Change in experience-rated contractholder liabilities due to asset value changes	26	(169)	86	(456)
Gains (losses), net, on experienced rated contracts(1)(2)	$(3)	$(16)	$(24)	$3
__________
(1)Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $2 million and $3 million as of September 30, 2021 and 2020, respectively. We have recovered and expect to recover in future periods these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.
(2)Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $14 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and an increase of $42 million and a decrease of $1 million for the nine months ended September 30, 2021 and 2020, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

For our divested Retirement Full Service business, the net impact of changes in experience-rated contractholder liabilities and investment gains (losses) on assets supporting experience-rated contractholder liabilities and other related investments reflects timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. These impacts also reflect the difference between the fair value of the underlying commercial mortgages and other loans and the amortized cost, less any valuation allowance, of these loans.

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

	As of September 30, 2021(1)				As of December 31, 2020
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)
	(in millions)
Fixed maturities, available-for- sale	$334,864	$5,332	$38,388	$1,274	$370,681	$5,005	$42,224	$1,038
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	1,096	0	0	0	21,414	615	0	0
Equity securities	2,263	0	0	0	2,043	0	0	0
All other(3)	58	0	0	0	619	20	0	0
Subtotal	3,417	0	0	0	24,076	635	0	0
Fixed maturities, trading	8,359	350	1,189	14	3,636	230	278	13
Equity securities	5,259	634	2,308	123	5,653	576	2,345	84
Commercial mortgage and other loans	1,106	0	0	0	1,092	0	0	0
Other invested assets(4)	2,583	376	0	0	2,268	366	3	0
Short-term investments	3,281	272	220	55	6,222	146	88	31
Cash equivalents	6,458	0	732	0	5,241	1	241	0
Other assets	111	111	0	0	268	268	0	0
Separate account assets	216,725	1,291	0	0	304,270	1,821	0	0
Total assets	$582,163	$8,366	$42,837	$1,466	$723,407	$9,048	$45,179	$1,166
Future policy benefits	$9,230	$9,230	$0	$0	$18,879	$18,879	$0	$0
Policyholders’ account balances	1,320	1,320	0	0	1,914	1,914	0	0
Other liabilities(4)	740	0	7	0	385	0	0	0
Total liabilities	$11,290	$10,550	$7	$0	$21,178	$20,793	$0	$0
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $128,234 million and “Liabilities held-for-sale” of $5,790 million. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 for additional information on the pending dispositions.
(2)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.4% and 3.4%, respectively, as of September 30, 2021, and 1.3% and 2.6%, respectively, as of December 31, 2020.
(3)“All other” represents cash equivalents and short-term investments.
(4)“Other invested assets” and “Other liabilities” primarily include derivatives. The amounts include the impact of netting subject to master netting agreements.

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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.7 billion of public fixed maturities as of September 30, 2021, with values primarily based on indicative broker quotes, and approximately $4.7 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	September 30, 2021
	PFI Excluding Closed Block Division(1)		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$279,788	66.0%	$27,777	$307,565
Public, held-to-maturity, at amortized cost, net of allowance	1,464	0.4	0	1,464
Private, available-for-sale, at fair value	54,589	12.9	10,611	65,200
Private, held-to-maturity, at amortized cost, net of allowance	180	0.1	0	180
Fixed maturities, trading, at fair value	8,146	1.9	1,189	9,335
Assets supporting experience-rated contractholder liabilities, at fair value	3,424	0.8	0	3,424
Equity securities, at fair value	4,721	1.1	2,308	7,029
Commercial mortgage and other loans, at book value, net of allowance	48,432	11.4	8,227	56,659
Policy loans, at outstanding balance	6,599	1.6	3,872	10,471
Other invested assets, net of allowance(2)	11,911	2.8	4,120	16,031
Short-term investments, net of allowance	4,358	1.0	339	4,697
Total general account investments	423,612	100.0%	58,443	482,055
Invested assets of other entities and operations(3)	6,735		0	6,735
Total investments	$430,347		$58,443	$488,790

	December 31, 2020
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$309,813	63.7%	$29,475	$339,288
Public, held-to-maturity, at amortized cost, net of allowance	1,719	0.4	0	1,719
Private, available-for-sale, at fair value	60,224	12.4	12,749	72,973
Private, held-to-maturity, at amortized cost, net of allowance	211	0.1	0	211
Fixed maturities, trading, at fair value	3,425	0.7	277	3,702
Assets supporting experience-rated contractholder liabilities, at fair value	24,115	5.0	0	24,115
Equity securities, at fair value	5,108	1.1	2,345	7,453
Commercial mortgage and other loans, at book value, net of allowance	55,892	11.5	8,421	64,313
Policy loans, at outstanding balance	7,207	1.5	4,064	11,271
Other invested assets, net of allowance(2)	10,716	2.1	3,610	14,326
Short-term investments, net of allowance	7,640	1.5	124	7,764
Total general account investments	486,070	100.0%	61,065	547,135
Invested assets of other entities and operations(3)	6,485		0	6,485
Total investments	$492,555		$61,065	$553,620
__________
(1)    Excludes “Assets held-for-sale” of $42,443 million as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Statements for additional information on the pending dispositions.
(2)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments. For additional information regarding these investments, see “—Other Invested Assets” below.
(3)Includes invested assets of our investment management and derivative operations. Excludes assets of our investment management operations that are managed for third-parties and those assets classified as “Separate account assets” on our balance sheet. For additional information regarding these investments, see “—Invested Assets of Other Entities and Operations” below.

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2021 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income and net business inflows. Also included in the decrease are balances that were reclassified to “Assets held-for-sale”. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2021 and December 31, 2020, 48% and 43%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$147,669	$154,261
Public, held-to-maturity, at amortized cost, net of allowance	1,464	1,719
Private, available-for-sale, at fair value	21,291	21,748
Private, held-to-maturity, at amortized cost, net of allowance	180	211
Fixed maturities, trading, at fair value	824	550
Assets supporting experience-rated contractholder liabilities, at fair value	3,359	3,149
Equity securities, at fair value	2,243	2,134
Commercial mortgage and other loans, at book value, net of allowance	19,894	19,915
Policy loans, at outstanding balance	2,774	3,078
Other invested assets(1)	3,817	3,045
Short-term investments, net of allowance	547	438
Total Japanese general account investments	$204,062	$210,248
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first nine months of 2021 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by portfolio growth as a result of net business inflows and the reinvestment of net investment income.

As of September 30, 2021, our Japanese insurance operations had $91.0 billion, at carrying value, of investments denominated in U.S. dollars, including $1.8 billion that were hedged to yen through third-party derivative contracts and $78.1 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2020, our Japanese insurance operations had $89.2 billion, at carrying value, of investments denominated in U.S. dollars, including $1.8 billion that were hedged to yen through third-party derivative contracts and $74.8 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $1.8 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2020 was primarily attributable to reinvestment of net investment income and portfolio growth as a result of net business inflows, partially offset by an increase in U.S. interest rates.

Our Japanese insurance operations had $8.5 billion and $10.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2021 and December 31, 2020, respectively. The $1.7 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2020 was primarily attributable to run-off of the portfolio and an increase in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2021 to 2020 Three Month Comparison

	Three Months Ended September 30, 2021
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.51%	$1,753	2.73%	$994	3.65%	$2,747	$362	$3,109
Assets supporting experience-rated contractholder liabilities	2.82	139	0.89	7	2.54	146	0	146
Equity securities	1.06	7	1.02	6	1.04	13	10	23
Commercial mortgage and other loans	3.85	344	3.79	189	3.83	533	84	617
Policy loans	5.00	48	3.79	27	4.48	75	57	132
Short-term investments and cash equivalents	0.57	16	0.52	1	0.57	17	1	18
Gross investment income	4.04	2,307	2.81	1,224	3.51	3,531	514	4,045
Investment expenses	(0.10)	(40)	(0.14)	(62)	(0.12)	(102)	(32)	(134)
Investment income after investment expenses	3.94%	2,267	2.67%	1,162	3.39%	3,429	482	3,911
Other invested assets(3)		491		133		624	168	792
Investment results of other entities and operations(4)		14		0		14	0	14
Total investment income		$2,772		$1,295		$4,067	$650	$4,717

	Three Months Ended September 30, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.55%	$1,859	2.80%	$986	3.74%	$2,845	$398	$3,243
Assets supporting experience-rated contractholder liabilities	3.09	161	2.21	15	2.99	176	0	176
Equity securities	3.32	19	1.17	6	2.34	25	11	36
Commercial mortgage and other loans	3.81	335	3.75	181	3.79	516	87	603
Policy loans	5.35	60	3.02	24	4.37	84	61	145
Short-term investments and cash equivalents	0.48	27	0.43	2	0.48	29	1	30
Gross investment income	3.96	2,461	2.86	1,214	3.52	3,675	558	4,233
Investment expenses	(0.13)	(65)	(0.14)	(60)	(0.13)	(125)	(31)	(156)
Investment income after investment expenses	3.83%	2,396	2.72%	1,154	3.39%	3,550	527	4,077
Other invested assets(3)		138		85		223	55	278
Investment results of other entities and operations(4)		91		0		91	0	91
Total investment income		$2,625		$1,239		$3,864	$582	$4,446
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
(5)The total yield was 3.46% and 3.48% for the three months ended September 30, 2021 and 2020, respectively.
(6)The denominator in the yield percentage includes “Assets held-for-sale”. See Note 1 of the Unaudited Interim Consolidated Statement for additional information on the pending dispositions.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily the result of the absence of lower yielding fixed income securities previously held within businesses divested over the last twelve months.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $60.3 billion and $55.3 billion for the three months ended September 30, 2021 and 2020, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $7.7 billion and $8.1 billion for the three months ended September 30, 2021 and 2020, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2021 to 2020 Nine Month Comparison

	Nine Months Ended September 30, 2021
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.55%	$5,293	2.71%	$2,939	3.66%	$8,232	$1,117	$9,349
Assets supporting experience-rated contractholder liabilities	2.95	444	0.95	23	2.67	467	0	467
Equity securities	1.13	24	2.84	46	1.87	70	34	104
Commercial mortgage and other loans	3.93	1,043	3.81	564	3.89	1,607	265	1,872
Policy loans	5.12	151	4.06	87	4.67	238	165	403
Short-term investments and cash equivalents	0.50	42	0.46	3	0.50	45	2	47
Gross investment income	4.08	6,997	2.82	3,662	3.54	10,659	1,583	12,242
Investment expenses	(0.13)	(187)	(0.14)	(180)	(0.13)	(367)	(93)	(460)
Investment income after investment expenses	3.95%	6,810	2.68%	3,482	3.41%	10,292	1,490	11,782
Other invested assets(3)		1,034		348		1,382	375	1,757
Investment results of other entities and operations(4)		112		0		112	0	112
Total investment income		$7,956		$3,830		$11,786	$1,865	$13,651

	Nine Months Ended September 30, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.58%	$5,606	2.79%	$2,884	3.76%	$8,490	$1,192	$9,682
Assets supporting experience-rated contractholder liabilities	3.22	476	2.16	43	3.09	519	0	519
Equity securities	2.36	40	3.05	45	2.68	85	34	119
Commercial mortgage and other loans	3.95	1,035	3.87	550	3.92	1,585	269	1,854
Policy loans	5.36	186	3.42	78	4.59	264	185	449
Short-term investments and cash equivalents	0.92	158	0.95	12	0.93	170	6	176
Gross investment income	4.05	7,501	2.90	3,612	3.59	11,113	1,686	12,799
Investment expenses	(0.12)	(212)	(0.14)	(184)	(0.13)	(396)	(106)	(502)
Investment income after investment expenses	3.93%	7,289	2.76%	3,428	3.46%	10,717	1,580	12,297
Other invested assets(3)		157		137		294	58	352
Investment results of other entities and operations(4)		185		0		185	0	185
Total investment income		$7,631		$3,565		$11,196	$1,638	$12,834
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
(5)The total yield was 3.48% and 3.54% for the nine months ended September 30, 2021 and 2020, respectively.
(6)The denominator in the yield percentage includes “Assets held-for-sale”. See Note 1 of the Unaudited Interim Consolidated Statement for additional information on the pending dispositions.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily the result of the absence of lower yielding fixed income securities previously held within businesses divested over the last twelve months.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $59.9 billion and $53.3 billion for the nine months ended September 30, 2021 and 2020, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $8.0 billion and $8.0 billion for the nine months ended September 30, 2021 and 2020, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(11)	$89	$28	$(129)
Write-downs on fixed maturities(1)	0	(106)	0	(206)
Net gains (losses) on sales and maturities	144	329	1,343	784
Fixed maturity securities(2)	133	312	1,371	449
(Addition to) release of allowance for credit losses on loans	38	2	92	(1)
Net gains (losses) on sales and maturities	0	0	1	9
Commercial mortgage and other loans	38	2	93	8
Derivatives	14	(416)	1,021	(3,017)
OTTI losses on other invested assets recognized in earnings	(31)	0	(46)	(9)
(Addition to) release of allowance for credit losses on other invested assets	0	0	0	0
Other net gains (losses)	43	1	136	22
Other	12	1	90	13
Subtotal	197	(101)	2,575	(2,547)
Investment results of other entities and operations(3)	67	4	66	117
Total — PFI excluding Closed Block Division	264	(97)	2,641	(2,430)
Related adjustments(4)	(148)	333	(876)	(328)
Realized investment gains (losses), net, and related adjustments	116	236	1,765	(2,758)
Charges related to realized investment gains (losses), net(4)	(18)	(69)	(254)	(353)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$98	$167	$1,511	$(3,111)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(1)	$(3)	$16	$(23)
Write-downs on fixed maturities(1)	0	(27)	0	(83)
Net gains (losses) on sales and maturities	87	121	359	329
Fixed maturity securities(2)	86	91	375	223
(Addition to) release of allowance for credit losses on loans	5	8	12	5
Net gains (losses) on sales and maturities	0	(6)	0	(3)
Commercial mortgage and other loans	5	2	12	2
Derivatives	77	(71)	116	49
Other net gains (losses)	0	(4)	2	(8)
Other	0	(4)	2	(8)
Subtotal — Closed Block Division	168	18	505	266
Consolidated PFI realized investment gains (losses), net	$432	$(79)	$3,146	$(2,164)
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

Three Month Comparison. Net gains on sales and maturities of fixed maturity securities were $144 million for the third quarter of 2021 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $329 million for the third quarter of 2020 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments driven by interest rate declines during the investment holding period.

For the third quarter of 2021, the $11 million net addition to allowance for credit losses for fixed maturities was due to adverse projected cash flows on investments in the transportation and capital goods sectors within corporate securities, partially offset by a net release on restructured securities within the energy sector. In the third quarter of 2020, the $89 million net release of allowance for credit losses for fixed maturities was primarily related to a release on restructured securities in the energy sector within corporate securities and foreign government securities.

Net realized gains on derivative instruments of $14 million for the third quarter of 2021 primarily included:

•$206 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the British pound sterling and Euro; and
•$27 million of gains for fees earned on fee-based synthetic guaranteed investment contracts.

Partially offsetting these gains were:

•$140 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates;
•$61 million of losses on capital hedges due to increases in equity indices; and
•$24 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Net realized losses on derivative instruments of $416 million for the third quarter of 2020 primarily included:

•$839 million of losses on capital hedges due to increases in equity indices;
•$289 million of losses on foreign currency hedges due to U.S. dollar depreciation versus the British pound sterling, euro and Australian dollar; and
•$207 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates.

Partially offsetting these losses were:

•$883 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—Individual Annuities” above.

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Market experience updates” and “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 13 for additional details on adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the third quarter of 2021 and 2020 reflect net related adjustments of $(148) million and $333 million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the third quarter of 2021 and 2020 reflect net charges of $18 million and $69 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves.

Nine Month Comparison. Net gains on sales and maturities of fixed maturity securities were $1,343 million for the first nine months of 2021 primarily driven by sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments and the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $784 million for the first nine months of 2020 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments from interest rate declines during the investment holding period.

The net release of the allowance for credit losses related to fixed maturity securities was $28 million in the first nine months of 2021 due to the overall improved credit environment in the energy and consumers cyclical sectors within corporate securities, partially offset by net additions in the transportation and utility sectors within corporate securities due to adverse projected cash flows. The net addition to the allowance for credit losses related to fixed maturity securities was $129 million in the first nine months of 2020 and was concentrated in the energy, communications and consumer cyclical sectors within corporate securities due to liquidity concerns, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Partially offsetting the addition was a release related to restructured securities in the energy sector within corporate securities and foreign government securities.

Net realized gains on derivative instruments of $1,021 million for the first nine months of 2021 primarily included:

•$2,224 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$303 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the British pound sterling and Euro.

Partially offsetting these gains were:

•$856 million of losses on capital hedges due to increases in equity indices; and
•$765 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates.

Net realized losses on derivative instruments of $3,017 million for the first nine months of 2020 primarily included:

•$4,708 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$1,071 million of losses on capital hedges due to increases in equity indices.

Partially offsetting these losses were:

•$2,000 million of gains on interest rate derivatives due to decreases in swap and U.S. Treasury rates;
•$608 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the British pound sterling and due to USD interest rates declining more than foreign interest rates; and
•$102 million of gains for fees earned on fee-based synthetic GICs.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—Individual Annuities” above.

Results for the first nine months of 2021 and 2020 reflect net related adjustments of $(876) million and $(328) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives.

Results for the first nine months of 2021 and 2020 reflect net charges of $254 million and $353 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	September 30, 2021					December 31, 2020
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$36,775	$3,591	$164	$0	$40,202	$37,577	$5,240	$70	$0	$42,747
Consumer non-cyclical	29,134	3,680	172	1	32,641	28,891	5,085	52	0	33,924
Utility	23,420	3,241	115	19	26,527	24,235	4,504	60	11	28,668
Capital goods	13,646	1,409	70	5	14,980	13,711	1,947	49	2	15,607
Consumer cyclical	10,459	1,069	45	0	11,483	11,196	1,536	52	13	12,667
Foreign agencies	5,162	676	23	0	5,815	5,323	903	11	0	6,215
Energy	11,650	1,377	62	2	12,963	12,257	1,583	118	58	13,664
Communications	6,573	1,059	52	31	7,549	6,013	1,343	35	22	7,299
Basic industry	5,913	670	33	0	6,550	5,895	914	17	0	6,792
Transportation	9,387	1,043	68	19	10,343	10,067	1,568	40	0	11,595
Technology	4,502	289	37	3	4,751	3,717	381	14	0	4,084
Industrial other	4,369	513	45	0	4,837	4,485	778	21	0	5,242
Total corporate securities	160,990	18,617	886	80	178,641	163,367	25,782	539	106	188,504
Foreign government(2)	85,012	12,497	460	0	97,049	93,521	16,229	236	0	109,514
Residential mortgage-backed(3)	2,616	137	11	0	2,742	2,572	198	0	0	2,770
Asset-backed	8,429	113	6	0	8,536	11,584	137	67	0	11,654
Commercial mortgage-backed	8,332	508	8	0	8,832	10,296	883	8	0	11,171
U.S. Government	22,303	4,736	85	0	26,954	25,959	8,348	15	0	34,292
State & Municipal	9,978	1,660	15	0	11,623	10,142	1,991	1	0	12,132
Total fixed maturities, available-for-sale(4)	$297,660	$38,268	$1,471	$80	$334,377	$317,441	$53,568	$866	$106	$370,037
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of September 30, 2021 and December 31, 2020, based on amortized cost, 89% and 86%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% of the balance at both periods.
(3)As of both September 30, 2021 and December 31, 2020, based on amortized cost, 97% were rated A or higher.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excludes “Assets held-for-sale” of $15,643 million (amortized cost of $14,985 million) as of September 30, 2021. Unrealized gains of $783 million, unrealized losses of $123 million and the allowance for credit losses of $2 million related to these held for sale assets are also excluded from the presentation. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

The decrease in net unrealized gains from December 31, 2020 to September 30, 2021 was primarily due to an increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	September 30, 2021					December 31, 2020
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$500	$54	$0	$554	$6	$651	$67	$0	$718	$9
Basic industry	81	1	0	82	0	87	2	0	89	0
Total corporate securities	581	55	0	636	6	738	69	0	807	9
Foreign government(2)	859	235	0	1,094	0	935	270	0	1,205	0
Residential mortgage-backed(3)	210	16	0	226	0	266	20	0	286	0
Total fixed maturities, held-to-maturity	$1,650	$306	$0	$1,956	$6	$1,939	$359	$0	$2,298	$9
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of September 30, 2021 and December 31, 2020, based on amortized cost, 97% and 98%, respectively, represent Japanese government bonds held by our Japanese insurance operations.
(3)As of both September 30, 2021 and December 31, 2020, based on amortized cost, all were rated A or higher.

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
The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2021					December 31, 2020
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$210,587	$29,521	$784	$0	$239,324	$229,951	$41,311	$381	$0	$270,881
2	68,365	7,625	366	0	75,624	68,458	10,683	180	0	78,961
Subtotal High or Highest Quality Securities(4)	278,952	37,146	1,150	0	314,948	298,409	51,994	561	0	349,842
3	11,745	799	153	0	12,391	11,913	1,192	95	0	13,010
4	5,133	193	112	0	5,214	5,119	211	119	23	5,188
5	1,417	81	45	31	1,422	1,629	123	67	16	1,669
6	413	49	11	49	402	371	48	24	67	328
Subtotal Other Securities(5) (6)	18,708	1,122	321	80	19,429	19,032	1,574	305	106	20,195
Total fixed maturities, available-for-sale(7)	$297,660	$38,268	$1,471	$80	$334,377	$317,441	$53,568	$866	$106	$370,037
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of September 30, 2021 and December 31, 2020, 597 securities with amortized cost of $4,035 million (fair value, $4,068 million) and 102 securities with amortized cost of $356 million (fair value, $382 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of September 30, 2021, includes gross unrealized losses of $195 million on public fixed maturities and $126 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2020, includes gross unrealized losses of $184 million on public fixed maturities and $121 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of September 30, 2021, includes $236,714 million of public fixed maturities and $42,238 million of private fixed maturities and, as of December 31, 2020, includes $253,387 million of public fixed maturities and $45,022 million of private fixed maturities.
(5)On an amortized cost basis, as of September 30, 2021, includes $9,753 million of public fixed maturities and $8,955 million of private fixed maturities and, as of December 31, 2020, includes $9,592 million of public fixed maturities and $9,440 million of private fixed maturities.
(6)On an amortized cost basis, as of September 30, 2021, securities considered below investment grade based on low issue composite ratings total $15,454 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
(7)Excludes “Assets held-for-sale” of $15,643 million at fair value as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2021					December 31, 2020
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,556	$298	$0	$1,854	$4	$1,839	$349	$0	$2,188	$7
2	94	8	0	102	2	100	10	0	110	2
Subtotal High or Highest Quality Securities(3)	1,650	306	0	1,956	6	1,939	359	0	2,298	9
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,650	$306	$0	$1,956	$6	$1,939	$359	$0	$2,298	$9
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both September 30, 2021 and December 31, 2020, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of September 30, 2021, includes $1,470 million of public fixed maturities and $180 million of private fixed maturities and, as of December 31, 2020, includes $1,728 million of public fixed maturities and $211 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	September 30, 2021				December 31, 2020
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,487	$7,530	$8,321	$8,821	$11,327	$11,323	$10,284	$11,159
AA	836	838	0	0	139	144	1	2
A	11	11	2	2	16	17	2	2
BBB	16	18	9	9	12	13	9	8
BB and below	79	139	0	0	90	157	0	0
Total(4)	$8,429	$8,536	$8,332	$8,832	$11,584	$11,654	$10,296	$11,171
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2021, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by home equity and other asset types.
(3)As of September 30, 2021 and December 31, 2020, based on amortized cost, 99% and 98%, respectively, were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations. Also excludes “Assets held-for-sale” of $1,609 million and $1,154 million at fair value of asset-backed securities and commercial mortgage-backed securities, respectively, as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2021		December 31, 2020
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,574	$6,593	$9,554	$9,506
AA	734	732	2	2
A	9	9	1	1
BBB	8	8	1	1
BB and below	9	9	1	1
Total(2)(3)	$7,334	$7,351	$9,559	$9,511
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2021, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both September 30, 2021 and December 31, 2020.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations. Also excludes “Assets held-for-sale” of $1,491 million at fair value as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
Commercial mortgage and agricultural property loans	$47,816	$55,223
Uncollateralized loans	574	655
Residential property loans	74	101
Other collateralized loans	68	120
Total recorded investment gross of allowance(1)	48,532	56,099
Allowance for credit losses	(100)	(207)
Total net commercial mortgage and other loans(2)	$48,432	$55,892
__________
(1)As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both September 30, 2021 and December 31, 2020, respectively.
(2)Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded are “Assets held-for-sale” of $7,539 million net of allowance for credit losses of $12 million as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	September 30, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,558	36.7%	$19,186	34.7%
South Atlantic	7,673	16.1	8,710	15.8
Middle Atlantic	5,748	12.0	6,500	11.8
East North Central	2,596	5.4	3,018	5.5
West South Central	4,328	9.1	5,426	9.8
Mountain	2,006	4.2	2,239	4.1
New England	1,159	2.4	1,664	3.0
West North Central	446	0.9	531	0.9
East South Central	760	1.6	836	1.5
Subtotal-U.S.	42,274	88.4	48,110	87.1
Europe	3,374	7.1	4,605	8.3
Asia	951	2.0	979	1.8
Other	1,217	2.5	1,529	2.8
Total commercial mortgage and agricultural property loans(2)	$47,816	100.0%	$55,223	100.0%
__________
(1)Regions as defined by the United States Census Bureau.
(2)Excludes “Assets held-for-sale” of $7,551 million as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

	September 30, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$11,809	24.7%	$13,819	25.0%
Retail	5,137	10.7	5,718	10.4
Office	8,638	18.1	10,719	19.4
Apartments/Multi-Family	13,769	28.8	15,316	27.7
Agricultural properties	3,342	7.0	3,273	5.9
Hospitality	1,601	3.3	2,056	3.7
Other	3,520	7.4	4,322	7.9
Total commercial mortgage and agricultural property loans(1)	$47,816	100.0%	$55,223	100.0%
 __________
(1)Excludes “Assets held-for-sale” of $7,551 million as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

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

As of September 30, 2021, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.49 times and a weighted-average loan-to-value ratio of 68%. As of September 30, 2021, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2021, the weighted-average debt service coverage ratio was 3.18 times, and the weighted-average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.3 billion and $2.4 billion of such loans as of September 30, 2021 and December 31, 2020, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of September 30, 2021 and December 31, 2020, there were less than $1 million and $1 million, respectively, of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2021
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$22,556	$659	$380	$23,595
60%-69.99%	14,024	1,299	748	16,071
70%-79.99%	6,291	709	552	7,552
80% or greater	159	341	98	598
Total commercial mortgage and agricultural property loans(1)	$43,030	$3,008	$1,778	$47,816
 __________
(1)Excludes “Assets held-for-sale” of $7,551 million. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	September 30, 2021
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2021	$3,784	7.9%
2020	4,121	8.6
2019	8,147	17.0
2018	7,457	15.6
2017	5,357	11.2
2016	4,918	10.3
2015	4,587	9.6
2014 & Prior	9,445	19.8
Total commercial mortgage and agricultural property loans(1)	$47,816	100.0%
 __________
(1)Excludes “Assets held-for-sale” of $7,551 million. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
Allowance, beginning of year	$207	$102
Cumulative effect of adoption of ASU 2016-13	0	101
Addition to (release of) allowance for credit losses	(92)	1
Reclassified as “Assets held-for-sale”(1)	(12)	0
Other	(3)	3
Allowance, end of period	$100	$207
________
(1)See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

The allowance for credit losses as of September 30, 2021 decreased compared to December 31, 2020, primarily reflecting the improving credit environment.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds(1)	$905	$566	$0	$1,471	$956	$404	$5	$1,355
Other Common Stocks(1)	2,028	1,104	26	3,106	2,726	1,019	62	3,683
Non-redeemable Preferred Stocks	85	64	5	144	54	22	6	70
Total equity securities, at fair value(2)	$3,018	$1,734	$31	$4,721	$3,736	$1,445	$73	$5,108
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets”. Excludes “Assets held-for-sale” of $236 million at fair value as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, including “Assets held-for-sale”, still held at period end, recorded within “Other income (loss),” was $85 million and $213 million during the three months ended September 30, 2021 and 2020, respectively, and $328 million and $(173) million during the nine months ended September 30, 2021 and 2020, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in millions)
LPs/LLCs:
Equity method:
Private equity(1)	$4,755	$3,411
Hedge funds	2,040	1,770
Real estate-related(1)	1,341	1,214
Subtotal equity method	8,136	6,395
Fair value:
Private equity	1,139	1,063
Hedge funds	1,031	1,111
Real estate-related	33	41
Subtotal fair value	2,203	2,215
Total LPs/LLCs	10,339	8,610
Real estate held through direct ownership(2)	939	1,176
Derivative instruments	222	199
Other(3)	411	731
Total other invested assets(4)	$11,911	$10,716
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of September 30, 2021 and December 31, 2020, real estate held through direct ownership had mortgage debt of $276 million and $409 million, respectively.
(3)Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
(4)Excludes “Assets held-for-sale” of $160 million as of September 30, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information on the pending dispositions.
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

	September 30, 2021	December 31, 2020
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$487	$644
Fixed maturities, trading, at fair value(1)	213	212
Equity securities, at fair value	698	682
Commercial mortgage and other loans, at book value(2)	1,127	1,112
Other invested assets	4,174	3,799
Short-term investments	36	36
Total investments	$6,735	$6,485
__________
(1)As of September 30, 2021 and December 31, 2020, balances include investments in CLOs with fair value of $366 million and $496 million, respectively.

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
•During 2021, we entered into agreements for a number of business dispositions, including for the sale of our Full Service Retirement business and a portion of our in-force traditional variable annuity block of business. For more information about these transactions, see Note 1 to our Unaudited Interim Consolidated Financial Statements contained herein.
•In July 2021, the Company amended and restated its $4.0 billion five-year credit facility, extending the term of the facility to July 2026. The extension also includes certain sustainability-linked pricing adjustments, by which the applicable interest rate margins and commitment fee may be adjusted based on the Company’s ability to meet certain targets.
•In August 2021, we redeemed our $700 million 3.500% medium-term notes due 2021 and $210 million of our $600 million 3.878% medium-term notes due 2028.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2021, the Company had $52.6 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2021	December 31, 2020
	(in millions)
Equity(1)	$40,051	$36,687
Junior subordinated debt (including hybrid securities)	7,617	7,615
Other capital debt	4,975	5,856
Total capital	$52,643	$50,158
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2021, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	828%
Gibraltar Life consolidated(2)	938%
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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2021.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2021	$1.15	$467	4.3	$375
June 30, 2021	$1.15	$460	8.4	$875
September 30, 2021	$1.15	$451	8.4	$875

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

As of September 30, 2021, Prudential Financial had highly liquid assets with a carrying value totaling $4,519 million, a decrease of $1,960 million from December 31, 2020. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,764 million as of September 30, 2021, a decrease of $1,796 million from December 31, 2020.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Nine Months Ended September 30,
	2021	2020(1)
	(in millions)
Highly Liquid Assets, beginning of period	$5,560	$4,061
Dividends and/or returns of capital from subsidiaries(2)	2,030	2,821
Affiliated (borrowings)/loans - (capital activities)(3)	406	(668)
Capital contributions to subsidiaries(4)	(84)	(85)
Total Business Capital Activity	2,352	2,068
Share repurchases(5)	(2,097)	(500)
Common stock dividends(6)	(1,374)	(1,325)
Business dispositions	648	1,627
Total Share Repurchases, Dividends and Business Disposition Activity	(2,823)	(198)
Proceeds from the issuance of debt	0	2,768
Repayments of debt	(908)	(1,937)
Total Debt Activity	(908)	831
Proceeds from stock-based compensation and exercise of stock options	272	212
Net income tax receipts & payments	212	136
Interest income on intercompany agreements	31	18
Interest paid on external debt	(702)	(727)
Affiliated (borrowings)/loans - (operating activities)(7)	(39)	44
Swap terminations	(69)	(153)
Other, net	(122)	(203)
Total Other Activity	(417)	(673)
Net increase/(decrease) in highly liquid assets	(1,796)	2,028
Highly Liquid Assets, end of period	$3,764	$6,089
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)2021 includes $420 million from Prudential Annuities Holding Company, $393 million from PGIM subsidiaries, and $1,159 million from international insurance and investment subsidiaries (including $994 million in the form of in-kind dividends), and $58 million from other subsidiaries. 2020 includes $670 million from Prudential Annuities Holding Company, $1,905 million from international insurance subsidiaries (including $470 million in the form of in-kind dividends), $238 million from PGIM subsidiaries, and $8 million from other subsidiaries.
(3)2021 reflects net receipts of $406 million from the issuance of notes to international insurance subsidiaries, which includes $994 million received by PFI in the form of the extinguishment of debt (offset by the in-kind dividends referred to in footnote 2 above).
(4)2021 includes capital contributions of $75 million to international insurance subsidiaries and $9 million to PGIM subsidiaries. 2020 includes capital contributions of $85 million to international insurance subsidiaries.
(5)Excludes cash payments made on trades that settled in the subsequent period.
(6)Includes cash payments made on dividends declared in prior periods.
(7)Represent loans to and from subsidiaries to support business operating needs.
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first nine months of 2021, Prudential Financial received dividends of $420 million from Prudential Annuities Holding Company, of which $380 million was from PALAC.

International insurance subsidiaries. During the first nine months of 2021, Prudential Financial received dividends of $1,159 million from its international insurance subsidiaries, which includes $994 million of in-kind dividends in the form of the extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first nine months of 2021, Prudential Financial received dividends and returns of capital of $393 million from PGIM subsidiaries and dividends of $58 million from other subsidiaries.

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

With respect to our domestic insurance subsidiaries, PICA is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve-month period are considered to be “extraordinary” dividends, and the approval of the NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to New Jersey’s. Dividends from PRIAC are currently prohibited prior to the closing of its sale to Great-West under the terms of the sale agreement.

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

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate our insurance operations’ liquidity under various stress scenarios, including company-specific and market-wide events. We continue to believe that cash generated by ongoing operations and the profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for each of our insurance subsidiaries.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2021
	Prudential Insurance(1)	PLIC	PRIAC(2)	PALAC(2)	Pruco Life	Total	December 31, 2020
	(in billions)
Cash and short-term investments	$7.9	$1.1	$1.1	$1.5	$1.1	$12.7	$9.4
Fixed maturity investments(3):
High or highest quality	135.3	34.5	21.8	10.0	13.7	215.3	222.4
Other than high or highest quality	9.7	3.8	0.8	1.0	0.8	16.1	15.4
Subtotal	145.0	38.3	22.6	11.0	14.5	231.4	237.8
Public equity securities, at fair value	0.6	2.3	0.3	0.2	0.1	3.5	3.2
Total	$153.5	$41.7	$24.0	$12.7	$15.7	$247.6	$250.4
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)As of September 30, 2021, the Company has entered into definitive sale agreements to sell its equity interests in both PRIAC and PALAC. See Note 1 to the Unaudited Consolidated Financial Statements for more information about these pending dispositions.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2021
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2020
	(in billions)
Cash and short-term investments	$1.0	$2.7	$1.5	$5.2	$6.0
Fixed maturity investments(3):
High or highest quality(4)	42.1	88.6	9.6	140.3	147.7
Other than high or highest quality	0.9	2.1	2.0	5.0	4.8
Subtotal	43.0	90.7	11.6	145.3	152.5
Public equity securities	2.4	2.1	0.1	4.6	3.6
Total	$46.4	$95.5	$13.2	$155.1	$162.1
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of September 30, 2021, $105.5 billion, or 75%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of September 30, 2021, the derivatives comprising the hedging portion of our Individual Annuities’ ALM strategy and capital hedge program were in a net post position of $4.8 billion compared to a net receive position of $3.4 billion as of December 31, 2020. The change in collateral position was primarily driven by the impact of increasing interest rates and equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of September 30, 2021, we have hedged 100%, 97% and 61%, of expected yen-based earnings for 2021, 2022 and 2023, respectively.
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

	Nine Months Ended September 30,
Cash Settlements: Received (Paid)	2021	2020
	(in millions)
Income Hedges (External)(1)	$21	$65
Equity Hedges:
Internal(2)	328	163
External(3)	(40)	113
Total Equity Hedges	288	276
Total Cash Settlements	$309	$341

Assets (Liabilities):	September 30, 2021	December 31, 2020
	(in millions)
Income Hedges (External)(4)	$52	$3
Equity Hedges:
Internal(2)	816	291
External	(94)	(56)
Total Equity Hedges(5)	722	235
Total Assets (Liabilities)	$774	$238
__________
(1)Includes non-yen related cash settlements of $11 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso and $53 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso for the nine months ended September 30, 2021 and 2020, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related cash settlements of $23 million, denominated in Korean won for the nine months ended September 30, 2020.
(4)Includes non-yen related assets of $35 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar and assets of $2 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of September 30, 2021 and December 31, 2020, respectively.
(5)As of September 30, 2021, approximately $57 million, $194 million, $327 million and $144 million of the net market values are scheduled to settle in 2021, 2022, 2023 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our seed and co-investments held in our PGIM businesses are cash flows from investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal uses of liquidity for our seed and co-investments include making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2020.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2021			December 31, 2020
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$7,122	$2,777	$9,899	$8,092	$2,802	$10,894
Cash collateral for loaned securities(1)	4,296	86	4,382	3,379	120	3,499
Securities sold but not yet purchased	2	0	2	2	0	2
Total(2)(3)	$11,420	$2,863	$14,283	$11,473	$2,922	$14,395
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$10,603	$2,863	$13,466	$10,463	$2,922	$13,385
Weighted average maturity, in days(4)	29	N/A		28	N/A
__________
(1)Excludes “Liabilities held-for-sale” of $3 million as of September 30, 2021.
(2)The daily weighted average outstanding balance for the three and nine months ended September 30, 2021 was $11,529 million and $11,479 million, respectively, for PFI excluding the Closed Block division, and $3,107 million and $3,035 million, respectively, for the Closed Block division.
(3)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(4)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of September 30, 2021, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $128.7 billion, of which $14.0 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2021, we believe approximately $14.9 billion of the remaining eligible assets are readily lendable, including approximately $10.2 billion relating to PFI excluding the Closed Block division, of which $2.6 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.7 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2021, total short-term and long-term debt of the Company on a consolidated basis was $19.6 billion, a decrease of $1.0 billion from December 31, 2020. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	September 30, 2021			December 31, 2020
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$347	$372	$25	$355	$380
Current portion of long-term debt	400	0	400	399	0	399
Subtotal	425	347	772	424	355	779
General obligation long-term debt:
Senior debt	10,107	173	10,280	11,007	173	11,179
Junior subordinated debt	7,561	56	7,617	7,554	60	7,615
Surplus notes(1)	0	344	344	0	343	343
Subtotal	17,668	573	18,241	18,561	576	19,137
Total general obligations	18,093	920	19,013	18,985	931	19,916
Limited and non-recourse borrowings(2):
Short-term debt	0	7	7	0	18	18
Current portion of long-term debt	0	130	130	0	128	128
Long-term debt	0	446	446	0	581	581
Total limited and non-recourse borrowings	0	583	583	0	727	727
Total borrowings	$18,093	$1,503	$19,596	$18,985	$1,658	$20,643
__________
(1)Amounts are net of assets under set-off arrangements of $10,616 million and $10,964 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $276 million and $409 million as of September 30, 2021 and December 31, 2020, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both September 30, 2021 and December 31, 2020.

As of September 30, 2021, and December 31, 2020, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information on our short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Prudential Financial’s consolidated borrowings decreased $1,047 million from December 31, 2020, primarily driven by $910 million in debt redemptions in Prudential Financial borrowings and a $155 million decrease in subsidiary borrowings. On August 30, 2021, the Company redeemed, at a make-whole redemption price, $700 million principal amount of its 3.500% medium-term notes due in 2024 and $210 million of the previously outstanding $600 million principal amount of its 3.878% medium-term notes due in 2028.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of September 30, 2021, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,700 million, of which $12,746 million was outstanding, as compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding, as of December 31, 2020. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2021.

	Surplus Notes		Outstanding as of September 30, 2021
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2011-2021	2021-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2021-2034	2,230	(2)	2,250
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	700		1,200
Total Credit-Linked Note Structures			$12,746		$14,700
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $500 million.
(2)The $2,230 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.
As of September 30, 2021, we also had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which $1,175 million relates to Regulation XXX reserves and $1,600 million relates to Guideline AXXX reserves. In addition, as of September 30, 2021, for purposes of financing Guideline AXXX reserves, one of our captives had $3,982 million of surplus notes outstanding that were issued to affiliates.
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

On July 21, 2021, Prudential announced an agreement to sell Retirement’s Full Service business to Great-West Life & Annuity Insurance Company, which would include the sale of all equity interests in PRIAC. As a result of this announcement, Fitch and AM Best changed the ratings outlook of PRIAC to Credit Watch Positive from Stable, and S&P changed the ratings outlook of PRIAC to Credit Watch Negative from Stable.

On September 15, 2021, Prudential announced an agreement to sell a portion of the Company’s in-force variable annuities business through the sale of all equity interests in PALAC to Fortitude Group Holdings, LLC. As a result of this announcement, S&P and AM Best changed the ratings outlook of PALAC to Credit Watch Negative from Stable and Fitch downgraded PALAC’s financial strength rating to A with an outlook of Rating Watch Negative from AA- with an outlook of Stable.

With the exception of PRIAC and PALAC, there have been no significant changes or actions in ratings or ratings outlooks for the Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2020.

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

In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of September 30, 2021, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date. As a result of the Company’s agreement to sell its Full Service Retirement business to Great-West, which includes the sale of all of the outstanding equity interests of PRIAC, we expect the $500 million of limited-recourse notes will be canceled as of the closing of the sale.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2021, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2021 through July 31, 2021	1,253,049	$100.20	1,247,528
August 1, 2021 through August 31, 2021	4,358,800	$105.89	4,352,392
September 1, 2021 through September 30, 2021	2,785,514	$104.06	2,778,136
Total	8,397,363	$104.44	8,378,056	$375,000,000
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

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 8, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 10, 2020 Current Report on Form 8-K.

10.1	Prudential Financial, Inc. 2021 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s August 5, 2021 Quarterly Report on Form 10-Q.*

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

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POT	Prudential Life Insurance Company of Taiwan Inc.
Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
POK	The Prudential Life Insurance Company of Korea, Ltd.

Defined Terms

Board	Prudential Financial's Board of Directors	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Great-West	Great-West Life & Annuity Insurance Company	S&P	Standard & Poor's Rating Services
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Generally accepted accounting principles in the United States of America
Moody's	Moody's Investors Service, Inc.	Variable Profits	Assurance IQ’s achievement of certain targets for gross revenues net of associated selling expenses
Morningstar	Morningstar, Inc.

Acronyms

ACL	Allowance for Credit Losses	MRB	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NOLs	Net Operating Losses
AUD	Australian Dollar	NPR	Non-Performance Risk
bps	Basis Points	OCI	Other Comprehensive Income (Loss)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	ODL	Overall Domestic Losses
CECL	Current Expected Credit Loss	OTC	Over-The-Counter
CLO	Collateralized Loan Obligations	OTTI	Other-Than-Temporary Impairments
COVID-19	2019 Novel Coronavirus	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	RAF	Risk Appetite Framework
DSI	Deferred Sales Inducements	RBC	Risk-Based Capital
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SVO	Securities Valuation Office
FHLBNY	Federal Home Loan Bank of New York	TBA	To Be Announced
FSA	Financial Services Agency (an agency of the Japanese government)	TCJA	Tax Cuts and Jobs Act
GICs	Guaranteed Investment Contracts	TDR	Troubled Debt Restructuring
GILTI	Global Intangible Low-Taxed Income	URR	Unearned Revenue Reserve
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
HDI	Highest Daily Lifetime Income	USD	U.S. Dollar
LIBOR	London Inter-Bank Offered Rate	VIEs	Variable Interest Entities
LPs/LLCs	Limited Partnerships and Limited Liability Companies	VOBA	Value of Business Acquired
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 4, 2021