Form 10-K
period 2021-12-31
PRUDENTIAL FINANCIAL INC
filed 2022-02-17
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $39.63 billion and 387 million shares of the Common Stock were outstanding. As of January 31, 2022, 376 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2021.

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

Overview

Prudential Financial, Inc. (“Prudential Financial” or “PFI”), a global financial services leader and premier active global investment manager with approximately $1.742 trillion of assets under management as of December 31, 2021, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates we offer a wide array of financial products and services, including life insurance, annuities, retirement-related products and services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey, and Prudential Financial’s Common Stock is publicly traded on the New York Stock Exchange under the ticker symbol “PRU”.

On December 18, 2001, The Prudential Insurance Company of America (“PICA”) converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became a wholly-owned subsidiary of Prudential Financial. The demutualization was carried out under PICA’s Plan of Reorganization, which required us to establish and operate a regulatory mechanism known as the “Closed Block”. The Closed Block includes certain in-force participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as certain related assets and liabilities.

Our principal operations consist of PGIM (our global investment management business), our U.S. Businesses (consisting of our Retirement, Group Insurance, Individual Annuities, Individual Life and Assurance IQ businesses), our International Businesses, the Closed Block division and our Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses are composed of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment.

In October 2021, as part of the Company’s multi-year business transformation effort, we announced the creation of Retirement Strategies, a new U.S. business that will serve the retirement needs of both individual and institutional customers. This business will bring the financial solutions and capabilities of our Individual Annuities business together with the institutional investment and pension solutions offered through our Retirement business. During the fourth quarter of 2021, the new leadership team was assembled and began making decisions regarding the business’s operating structure. When this new structure is finalized and operational, the presentation of our segment results may be modified to conform to this new structure.

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

Products

Our products and services are offered through the following businesses:

•PGIM Fixed Income—provides global active asset management services across public fixed income markets.
•Jennison Associates—provides active fundamental public equity and fixed income asset management services across an array of growth, value, global and specialty equity strategies, as well as fixed income strategies.
•PGIM Quantitative Solutions—provides a range of systematic, customized solutions across equity, multi-asset, and liquid alternative platforms.
•PGIM Private Capital—provides private credit solutions across the risk spectrum including investment grade, high yield, direct lending and mezzanine financing.
•PGIM Real Estate—provides a broad range of public and private real estate debt and equity strategies and provides private equity investments with a focus on secondary transactions in the small and mid-cap market.
•PGIM Investments—offers actively managed investment solutions, including mutual funds, exchange-traded funds (“ETFs”) and separately managed accounts to individual investors and financial intermediaries in the U.S., as well as Undertakings for the Collective Investment in Transferable Securities (“UCITS”) and other investment solutions to financial intermediaries in select countries across Europe, Asia and Latin America. Additionally, operates local asset management businesses in Taiwan and India and has interests in an operating joint venture in China.

We hold seed and co-investments in some of our investment products to either (i) seed new products or investment strategies in order to develop a track record prior to obtaining third-party investments, or (ii) co-invest alongside clients in PGIM-managed funds to demonstrate that our interests are aligned with theirs.

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

PGIM (Continued)

Revenues and Profitability
Our revenues primarily come from:
•Asset management fees, which are typically calculated based upon a percentage of assets under management. In certain asset management arrangements, we also receive performance-based incentive fees when the return on the managed assets exceeds certain benchmark returns or other performance targets.
•Transaction fees earned in connection with the structuring, sale or purchase of assets, primarily related to real estate and private fixed income.
•Investment returns from seed and co-investments.
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

U.S. Businesses—Retirement
Develops and distributes retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors, both domestically and internationally in the United Kingdom.

Products
We offer a variety of institutional investment and pension products and solutions:
Payout Annuities: products that provide a predictable source of monthly income, generally for the life of the annuitant.
•Pension risk transfer—non-participating group annuity insurance and reinsurance contracts issued to pension plan sponsors and intermediaries, under which we assume all investment and actuarial risk associated with a group of specified participants within a plan in return for a premium typically paid as a lump-sum at inception.
•Pension risk transfer—longevity reinsurance contracts with counterparties from which we earn a fee for assuming the longevity risk of pension plans that have been insured by third-parties. Premiums for these products are typically paid over the duration of the contract as opposed to a lump-sum at inception.
Stable Value: products where our obligations are backed by our general account, and where we bear some or all of the investment and asset-liability management risk, depending on the product.
•Investment-only products—for use in institutional capital markets and qualified plans primarily including fee-based wraps through which customers’ funds are held in a client-owned trust and investment results pass through to the customer. We earn fee revenue for providing a guaranteed minimum interest rate backed by the general account.
•Guaranteed Investment Contracts and Funding Agreements—contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination.
Other products: includes structured settlements and other group annuities.

Marketing and Distribution
We primarily distribute products through the following channels:
•Pension risk transfer through actuarial consultants and third-party brokers.
•Structured settlements through third-party specialized brokers.
•Voluntary income products and other group annuities directly to plan sponsors.
•Stable value products through our proprietary sales force and third-party intermediaries.

Retirement (Continued)

Revenues and Profitability

Our revenues primarily come in the form of:
•Premiums associated with insurance and reinsurance contracts and our payout annuities.
•Policy charges and fee income based on account values of our fee-based stable value and longevity reinsurance products.
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

Competition
We compete with other large, well-established insurance companies, asset managers and diversified financial institutions.
We compete primarily based on:
•Pricing.
•Structuring capabilities.
•Our ability to offer innovative product solutions and successfully execute large-scale transactions.
We are a leader in providing innovative pension risk management solutions to plan sponsors and in the stable value market. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise.

U.S. Businesses—Group Insurance

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

Products

We offer a variety of products through non-experience rated contracts (where we assume all mortality/morbidity risk) and experience rated contracts (where mortality/morbidity experience is shared between us and the clients), and services through the following businesses:

Group Life Insurance

•Employer-paid, employee-paid and member-paid coverages for term life insurance, group universal life, group variable universal life, basic and optional accidental death and dismemberment insurance. Certain coverages allow employees to retain their coverage when they change employers or retire, and we offer waiver of premium coverage in the event the insured suffers a qualifying disability.

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
•Other supplemental health solutions, including accident and critical illness insurance.

Marketing and Distribution

We primarily distribute products through a proprietary sales force organized around market segments in conjunction with employee benefit brokers and consultants. We define our market segments as follows:

•National—large corporations and other organizations having over 5,000 individuals.

•Premier—corporations and other organizations that have between 100 and 5,000 individuals.

•Association—affinity groups, regardless of size.

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

Competition

We compete with other large, well-established life and health insurance providers in mature markets. We compete primarily based on brand recognition, service capabilities, customer relationships, financial strength, our range of product offerings and price. Our pricing of group insurance products is reflective of the large number of competitors in the marketplace. The majority of our premiums are derived from the National segment and we are seeking to grow our Premier and Association segments.

Employee-paid coverage is important as employers attempt to control costs and shift benefit decisions and funding to employees who continue to value workplace benefits. Our profitability is dependent, in part, on the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

U.S. Businesses—Individual Annuities

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

Products
We offer a variety of products to serve different retirement needs and goals:
Indexed Variable Annuities
•The Prudential FlexGuard® indexed variable annuity, offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual minimums and maximums, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a Return of Purchase Payment (“ROP”) death benefit at no additional charge.
•The Prudential FlexGuard® Income indexed variable annuity, launched in 2021, offers similar investment and crediting features as The Prudential FlexGuard® product, with a focus on income protection by providing a protected income benefit for an additional fee. Crediting strategies are limited during the income phase.

Traditional Variable Annuities
•The Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
•MyRock® Advisors, a fee-based variable annuity that offers an optional Dynamic Income Benefit (“IB”) rider that provides longevity protection through a preset withdrawal percentage applied to a variable income base. In addition, the product offers either a basic death benefit or an ROP death benefit. Both the IB and the ROP are available for an additional fee.

Other Traditional Variable Annuities (Sales Discontinued as of December 31, 2020)
•The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit.
•The Prudential Defined IncomeSM (“PDI”) Variable Annuity provides for guaranteed lifetime withdrawal payments but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to total purchase payments made to the contract, subject to annual roll-up increases until lifetime withdrawals commence.
•The Prudential Premier® Retirement Variable Annuity with Legacy Protection Plus (“LPP”) provides an optional enhanced death benefit based on the purchase payments rolling up at a preset rate on an annual basis until certain events occur.

Products (continued)
Fixed Annuities
•PruSecure®, SurePath® and SurePath® Income, all single premium fixed indexed annuities, offer flexibility to allocate account balances between an index-based strategy and a fixed rate strategy. The index-based strategy provides interest or an interest component linked to, but not an investment in, the selected index, and its performance over the elected term (i.e., 1, 3 or 5 years for PruSecure® and 1 or 3 years for SurePath® and SurePath® Income), subject to certain contractual minimums and maximums. The fixed rate strategy, not associated with an index, offers a guaranteed growth at a set interest rate for one year and can be renewed annually. Additionally, SurePath® Income offers a benefit that provides for guaranteed lifetime withdrawal payments.
•The Prudential Fixed Annuity with Daily Advantage Income Benefit® (“DAI”), a single premium fixed annuity, provides principal protection as well as a guaranteed lifetime withdrawal income payment for an additional fee. The lifetime income amount increases daily without exposure to the equity market until the contractholder begins taking withdrawals.
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

Marketing and Distribution
Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors, including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners; and
◦Independent Marketing Organizations (“IMO”) (specifically for SurePath® and SurePath® Income).

•Financial professionals associated with Prudential Advisors, Prudential’s proprietary nationwide sales organization.
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

We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

U.S. Businesses—Individual Life

Develops and distributes variable life, term life and universal life insurance products primarily to U.S. mass middle (households with investable assets in excess of $25,000 or annual income in excess of $50,000), mass affluent (households with investable assets or annual income in excess of $100,000) and affluent (households with investable assets in excess of $250,000) customers with a focus on providing life insurance solutions to protect individuals, families and businesses and to support estate and wealth transfer planning.

Products

We offer a variety of products that serve different protection needs and goals:

Variable Life—permanent coverage for life with potential to accumulate policy cash value based on underlying investment options.

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

Term Life—coverage for a specified number of years with a guaranteed tax-advantaged death benefit.

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

Universal Life—permanent coverage for life with the potential to accumulate policy cash value.

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

Other Universal Life (Sales Discontinued as of July 13, 2020)

•PruLife® Universal Protector, a single life, guaranteed universal life insurance product.

Marketing and Distribution

Our distribution efforts, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors, including:

•Third-party distribution through:

◦Independent brokers;
◦Banks and wirehouses; and
◦General agencies and producer groups.

•Prudential Advisors (Prudential’s proprietary nationwide sales organization), which:

◦Distributes Prudential life insurance, annuities and investment products with proprietary and non-proprietary investment options as well as select insurance, annuities and investment products from other financial services firms.

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

•Assurance IQ:

◦Assurance IQ, a wholly-owned consumer solutions platform that leverages data science and technology to distribute a proprietary term life product (as well as other third-party life, health and financial wellness solutions) directly to retail shoppers primarily through its digital and agent channels.

•Direct-to-Consumer through:

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

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on our assumptions of future:
•Mortality and morbidity;
•Persistency;
•Interest rates;
•Expenses;
•Premium payment patterns;
•Separate account fund performance; and
•Product-generated tax deductions.

Competition

We compete with other large, well-established life insurance companies in a mature market. We compete primarily based on price, service (including the speed and ease of underwriting), distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive.

We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

U.S. Businesses—Assurance IQ
Leverages data science and technology to primarily distribute third-party products (such as Medicare, life, health, and property and casualty products) and a proprietary term life product directly to retail shoppers, primarily through its digital and agent channels. Additionally, Assurance IQ may help customers fulfill financial wellness needs by matching them with other product providers or intermediaries.

Products

Assurance IQ primarily distributes the following products:

•Medicare—third-party Medicare Supplement and Medicare Advantage for qualifying Medicare beneficiaries.

•Life—third-party life insurance products, including term life, final expense, and whole life protection, as well as a proprietary term life product. Some carriers’ products allow for simplified underwriting to enable faster policy placement.

•Health Under 65—third-party primary and supplemental health insurance that cover an individual’s medical and prescription expenses, including product coverage provided under the Affordable Care Act.

•Property and Casualty—third-party auto and home insurance coverage that indemnifies customers for loss caused by accidents, theft, natural disasters and other events where property damage or financial loss may occur.

Marketing and Distribution

The Assurance IQ business model relies primarily on digital marketing and data science to reach prospective customers (“shoppers”) to, in turn, drive traffic to its distribution platform. Digital marketing includes traffic from various sources such as search, email, and social media. To a lesser extent, we also use traditional forms of marketing such as direct mail and television.

We primarily distribute products through the following channels:

•On Demand Agents—Commission-based, independent agents that are located across the United States. They work remotely, and collectively are licensed to sell various products in all 50 states.

•Hub Agents—Licensed agents employed by Assurance IQ who work in certain strategic locations across the U.S. or via work-at-home arrangements. Agents are compensated through a combination of base and incentive pay.

•Third-Party Agent Call Centers—Assurance IQ may contract with licensed agent call centers as a means of serving shoppers, especially during periods of peak shopper demand (e.g., Medicare annual election period in the fourth quarter).

•Digital—Shoppers can price and purchase many of Assurance IQ’s offerings completely online, without the involvement of an agent.

•Third-Party Case Referrals—Assurance IQ transfers shoppers in the form of calls, clicks and leads to selected marketing partners who may be able to alternatively serve a shopper’s specific needs for life, health, Medicare, property and casualty insurance, and various personal finance products.

Assurance IQ (Continued)

Revenues & Profitability

Our revenues primarily come in the form of:

•Commissions received from product manufacturers.

•Case referral revenues earned from marketing partners related to the transfer of calls, clicks or leads.

Our profitability will be substantially impacted by our ability to achieve scale in the long-term.

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

International Businesses

Develops and distributes life insurance, retirement products and certain accident and health products with fixed benefits to mass affluent and affluent customers through our Life Planner operations in Japan, Brazil, Argentina and Mexico. Our Gibraltar Life and Other operations also provide similar products to broad middle income and mass affluent customers across Japan, and through our joint ventures in Chile, China, India and Indonesia, and our strategic investments in Ghana and Kenya through multiple distribution channels (including banks, independent agencies and Life Consultants).

Products

Our products are classified into the following four categories:

Life Insurance Protection Products—include various traditional whole life products that provide either level or increasing coverage, and that offer limited or lifetime premium payment options.
•We also offer increasing, decreasing and level benefit term insurance products that provide coverage for a specified time period, as well as protection-oriented variable life products.
•Some of these protection products are denominated in U.S. dollars and some are sold as bundled products that, in addition to death protection, include health benefits or savings elements.

Retirement Products—include retirement income products that combine insurance protection similar to term life with:
•A lifetime income stream that commences at a predefined age;
•A savings-oriented variable life product that provides a non-guaranteed return linked to an underlying investment portfolio of equity and fixed income funds selected by the customer; and
•Endowments that provide payment of the face amount on the earlier of death or policy maturity.

Annuity Products—primarily represented by U.S. dollar-denominated fixed annuities sold by our Gibraltar Life operations in Japan.
•Sales and surrenders of non-yen denominated products in Japan can be sensitive to foreign currency relationships which are impacted by, among other things, the comparative interest rates in their respective countries.
•Most of our fixed annuity products impose a market value adjustment if the contract is not held to maturity.

Accident and Health Products—that provide the following:
•Benefits to cover accidental death and dismemberment, hospitalization, surgeries, as well as costs of cancer and other dread diseases often sold as supplementary riders and not as stand-alone products; and
• Waiver of premium coverage where required premiums are waived in the event the customer suffers a qualifying disability.

Marketing and Distribution

Our marketing and distribution efforts are conducted through the following proprietary agent models and third-party channels:

•Proprietary agent models:

◦Life Planners—focus on selling protection-oriented life insurance products on a needs basis to mass affluent and affluent customers, as well as retirement-oriented products to small businesses. We believe that our recruiting and selection process, training programs and compensation packages are key to the Life Planner model and have helped our Life Planner operations achieve higher levels of agent retention, agent productivity and policy persistency.

◦Life Consultants—a proprietary distribution force for products offered by our Gibraltar Life operations. Their focus is to provide individual protection products to the broad middle income market, primarily in Japan, particularly through relationships with affinity groups. Our Life Consultant operation is based on a variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations.

•Third-party channels:

◦Bank Distribution Channel—sells primarily life insurance products intended to provide savings features, premature death protection and estate planning benefits as well as fixed annuity products primarily denominated in U.S. dollars. We view this channel as an adjunct to our core Life Planner and Life Consultant distribution channels. We have relationships with each of Japan’s four largest banks, as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

◦Independent Agency Distribution Channel—sells protection products and high cash value products for retirement benefits through the corporate market, and a variety of other products including protection and fixed annuity products through the individual market. Our focus is to maintain a diverse mix of independent agency relationships, including corporate agencies and other independent agencies, with a balanced focus on individual and corporate markets.

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

Demographic trends in Japan suggest an increasing opportunity for product innovation, such as introducing insurance products that allow for savings and income and offering differentiated health products with value added services as a growing portion of the population prepares for retirement. The ability to sell through multiple and complementary distribution channels is also a competitive advantage; however, competition for sales personnel, as well as access to third-party distribution channels, is intense.

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

Corporate Operations—Consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, and tax credit and other tax-enhanced investments financed by business segments; (3) capital debt, including any related interest expense and financing costs, that is used or will be used to meet the capital requirements of the Company; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

Divested and Run-off Businesses—Reflects the results of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We exclude these results from our adjusted operating income. Divested and Run-off Businesses include:

•Long-Term Care—In 2012, we discontinued sales of our individual and group long-term care insurance products. We establish reserves for these products in accordance with U.S. GAAP. We use best estimate assumptions as of the most recent loss recognition date when establishing reserves for future policyholder benefits and expenses, including assumptions for morbidity, mortality, mortality improvement, persistency, expenses and investment returns. Our assumptions also include our estimate of the timing and amount of anticipated future premium rate increases and policyholder benefit reductions, including those which may require approval by state regulatory authorities.

•Full Service Retirement Business—In the third quarter of 2021, we entered into a definitive agreement to sell our Full Service Retirement business, subject to regulatory approvals and customary closing conditions. The results of this business and the impact of its anticipated sale were transferred from the Retirement segment to Divested and Run-off Businesses, and all prior period amounts were restated at that time.

•The Prudential Life Insurance Company of Taiwan Inc.—In the third quarter of 2020, we entered into a Share Purchase Agreement to sell our insurance business in Taiwan. The results of this business and the impact of its anticipated sale were transferred from the International Businesses segment to Divested and Run-off Businesses, and all prior period amounts were restated at that time. The sale was completed in the second quarter of 2021.

•The Prudential Life Insurance Company of Korea, Ltd.—In the second quarter of 2020, we entered into a Share Purchase Agreement to sell our insurance business in Korea. The results of this business and the impact of its anticipated sale were transferred from the International Businesses segment to Divested and Run-off Businesses, and all prior period amounts were restated at that time. The sale was completed in the third quarter of 2020.

•Pramerica of Italy—In the second quarter of 2018, we entered into a definitive agreement to sell our Pramerica of Italy subsidiary. The results of this business and the impact of its anticipated sale were transferred from the International Businesses segment to Divested and Run-off Businesses at that time. The sale was completed in the fourth quarter of 2019.

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

Seasonality of Key Financial Items

The following chart summarizes our key areas of seasonality in our results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
PGIM	Higher compensation expense(1)			Other related revenues tend to be higher(2)
Retirement	Higher reserve gains(3)	Higher reserve gains(3)	Lower reserve gains(3)	Lower reserve gains(3)
Individual Life	Lowest underwriting gains		Highest underwriting gains
Assurance IQ			Higher expenses ahead of annual Medicare enrollment	Higher revenue, and associated variable expenses, driven by annual Medicare enrollment
International Businesses	Highest premiums	Lowest premiums
Corporate & Other	Higher compensation expense(1)
All Businesses		Impact of annual assumption updates(4)		Higher expenses(5)
__________
(1)Long-term compensation expense for retirement eligible employees is recognized when awards are granted, typically in the first quarter of each year.
(2)Other related revenues include incentive fees, transaction fees, seed and co-investment results and commercial mortgage revenues.
(3)Reserve gains are typically higher/lower than the quarterly average. Excludes the impact of annual reviews and update of assumptions and other refinements and market experience updates.
(4)Impact of annual reviews and update of assumptions and other refinements. Excludes PGIM and Assurance IQ.
(5)Expenses are typically higher than the quarterly average in the fourth quarter. Excludes Assurance IQ.

Reinsurance

We regularly enter into reinsurance agreements as either the ceding entity or the assuming entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons, but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure. We enter into reinsurance agreements as the assuming entity as part of our normal product offering process (e.g., certain pension risk transfer products in the Retirement segment) or in order to facilitate an acquisition of a block of business.

The following table summarizes our use of reinsurance in each of our insurance reporting segments. For additional details related to certain of these agreements, see Note 14 to the Consolidated Financial Statements.

Segment	Primary Type of Reinsurance	Purpose
Retirement	Assumed
Assumed reinsurance as part of our reinsurance pension risk transfer products and in conjunction with our 2004 acquisition of CIGNA’s defined benefit and defined contribution business. The CIGNA defined contribution business is part of the Full Service Retirement business in agreement to be sold. For additional details related to the agreement, see Note 1 to the Consolidated Financial Statements.

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
•Certain fixed indexed annuity business (specifically for PruSecure® and SurePath®) issued effective October 15, 2019; and
•Fixed indexed annuities and fixed annuities with guaranteed lifetime withdrawal benefits issued between July 1, 2019 and December 31, 2022.

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

Intangible and Intellectual Property

We capture and protect the innovation in our financial services products by applying for federal business method patents and implementing trade secret controls, as appropriate. We also use numerous federal, state, common law and foreign service marks, including in particular “Prudential”, the “Prudential logo”, our “Rock” symbol and “PGIM”. We believe that the value associated with many of our patents, copyrights and trade secrets, and the goodwill associated with many of our service marks, are significant competitive assets.

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
◦U.S. Taxation
◦International Taxation
•International and Global Regulatory Initiatives
•Regulatory Response to the COVID-19 Pandemic

Several of our domestic and foreign regulators participate in an annual supervisory college facilitated by the New Jersey Department of Banking and Insurance (“NJDOBI”). The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of the Company’s risk profile. The most recent supervisory college was held in October 2021.

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

 Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. The Financial Stability Oversight Council (“FSOC” or the “Council”) may designate certain financial companies as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”). In October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019, FSOC revised its interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach FSOC intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes FSOC intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which, if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

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

We cannot predict whether Treasury reports, interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Our insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status. For some of the services we provide to employee benefit plans subject to ERISA, we rely on an exemption from the prohibited transaction rules available, under certain circumstances, to qualified professional asset managers (“QPAMs”). Were we to lose our status as a QPAM, our investment management business could be adversely impacted. The loss of QPAM status could result from, among other things, us or an affiliate (potentially including a joint venture partner over whom we exercise no or limited control) being convicted of a “covered” crime in the U.S. or in a foreign jurisdiction.

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

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our Individual Annuities and Retirement businesses and resulted in increased compliance costs. In December 2020, the DOL finalized a new prohibited transaction exemption that became effective on February 16, 2021, which replaced the previously vacated “best interest contract exemption,” and has since extended its non-enforcement relief for different parts of the exemption through January and June 2022, as applicable. The new exemption will allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. We are working to implement the necessary policies, procedures and training to comply with the final prohibited transaction exemption and accompanying interpretive guidance for our businesses. Compliance with the new exemption has resulted in increased costs, in particular in the Prudential Advisors distribution system, which we include in the results of our Individual Life segment.

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

U.S. State Standard of Care Regulation

In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation states the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards. For example, in July 2018, the New York State Department of Financial Services (“NY DFS”) issued an amendment to its suitability regulations which imposes a best-interest standard on the sale of annuity and life insurance products in New York. The amendments became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020, and the Company has taken steps we believe are necessary to comply with the rules. In 2019, the New York State Supreme Court dismissed challenges to the NY DFS amendment that had been made by certain producer trade groups. The trade groups appeal of this decision was granted in April, 2021 by the Appellate Division of the New York State Supreme Court. The NY DFS has appealed this decision to the New York Court of Appeals; however, an automatic stay of the Appellate Division decision is in effect while the appeal is pending. Also, the Massachusetts Securities Division adopted a fiduciary standard of conduct which applies to broker-dealers and its agents, which has been enforced since September 1, 2020.

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

U.S. State Insurance Holding Company Regulation

We are subject to the insurance holding company laws in the states where our insurance subsidiaries are domiciled, which currently include New Jersey, Arizona, Connecticut and Indiana, or are treated as commercially domiciled, such as New York. Following the closing of the sale of PRIAC, we will no longer have a Connecticut domiciled insurer. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system, including an assessment of the group’s risk management and current and future solvency position. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

Change of Control

Most states, including the states in which our U.S. insurance companies are domiciled, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of our insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. As of January 2022, New Jersey has recognized an additional presumption of control upon the holding or controlling of enough proxies to elect 10% or more of the board of directors of a New Jersey-domiciled insurance company or its parent company. Accordingly, any person who acquires “control” of Prudential Financial, either by the acquisition of voting securities or, in the case of New Jersey, by the accumulation of proxies without the prior approval of the applicable insurance regulator of the states in which our U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities or proxies by the relevant insurance regulator or prohibiting the voting of those securities or proxies and to other actions determined by the relevant insurance regulator. In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC is developing a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance groups. A final version of the calculation is expected to be implemented for year-end December 31, 2022.

•Macroprudential Framework. The NAIC is developing a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC has completed and implemented its first liquidity stress test and made updates to ensure continuation of essential services during an insurer resolution.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. NJDOBI, along with the insurance regulators of Arizona, Connecticut and Indiana, has commenced a global consolidated group-wide examination of Prudential and its subsidiaries for the five-year period ended December 31, 2021.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In August 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions include expanding the current NAIC designations used in the RBC calculation from six bond structures to twenty. The new factors will not materially impact our 2021 RBC calculation.

•Longevity/Mortality Risk. In 2021, the NAIC’s Life Risk-Based Capital Working Group adopted longevity risk factors for some annuity products and a correlation adjustment between longevity and mortality risk factors. The Company assumes this longevity risk primarily in its Retirement and Individual Annuities businesses. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for the year-end 2018 RBC calculation. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges.

•Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. The NAIC is evaluating the vendor’s economic scenarios and other modifications. We cannot predict what impact a new Generator may ultimately have on our businesses.

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

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework.

•New York Variable Annuity and Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding our reserving methodologies for certain variable annuity and life insurance products, certain of our New York licensed insurance subsidiaries hold additional statutory reserves on a New York basis, which reduces their New York statutory surplus. None of our U.S. operating insurance companies are domiciled in New York, and these changes do not impact statutory reserves reported in our insurance subsidiaries’ states of domicile, or any states other than New York, and therefore do not impact RBC ratios; however, the agreed reserve methodologies may require us to increase our additional New York statutory reserves in the future. New York’s version of PBR, which became effective in January 2020, allows for modifications to the NAIC valuation model and New York’s modifications might require us to increase our New York statutory reserves. If we were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to individual and group annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

•Principle-Based Reserving (“PBR”) for Non-Variable Annuities. The NAIC is developing a principle-based reserving framework for non-variable (fixed) annuity products in the accumulation and payout phases. We cannot predict what impact a new fixed annuity PBR framework may ultimately have on our businesses.

•Yearly Renewable Term Reinsurance Reserve Credit. In August 2021, the NAIC adopted a limit on yearly renewable term (“YRT”) reserve credits (Amendment Proposed Form 2020-10). The adoption requires insurers to complete the phase-in of pre-2020 PBR business by December 31, 2024, unless an insurer receives an additional extension of up to four years by their domiciliary commissioner. Prudential was granted approval for a seven-year transition along with an adjustment to the starting point for the year-ended December 31, 2021. The proposal allows a prudent level of future mortality improvement (“FMI”) beyond the valuation date starting in 2022. The NAIC is discussing the FMI framework and level of margin.

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

•Surplus Notes. The NAIC’s Statutory Accounting and Principles Working Group is evaluating changes to the accounting rules regarding surplus notes with linked assets. These changes could result in the classification of the surplus notes as debt instead of surplus and require linked assets to be treated as non-admitted assets. These changes would materially adversely impact the statutory financial position of the Company’s captive reinsurance subsidiaries that use credit-linked note structures to finance Regulation XXX and Guideline AXXX reserves. Also, in May 2020, the NAIC adopted enhanced disclosures on surplus notes that became effective for year-end 2020 reporting.

•Schedule D Long-Term Bonds. The NAIC’s Statutory Accounting and Principles Working Group is evaluating revisions to the definition of long-term bonds reported on Schedule D under SSAP No. 26R and SSAP No. 43R, to address the current inconsistency in practice for the reporting of non-rated residual tranches for structures captured in scope of SSAP No.43R.

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
Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling, as well as underwriting and claims activity. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. We have been subject to market conduct examinations relating to our marketplace activities, including with respect to the policies and procedures we use to locate guaranteed group annuity customers and establish related reserves. Market conduct examinations by state regulatory authorities have resulted and may in the future result in us increasing statutory reserves, changing operational processes and procedures, and being subject to fines or other discipline.

Long-Term Care Rate Regulation

During 2019, the NAIC established a new Long-Term Care Insurance Task Force under the Executive Committee. It is charged with (1) developing a consistent national approach for reviewing long-term care insurance rates that result in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, and (2) ensuring consumers are provided with meaningful options to modify their contract benefits in situations where the premiums are no longer affordable due to rate increases. The rate review workgroup is developing a voluntary program for both companies and states to participate in. The consumer options working group has developed guidance for states to consider during their review of reduced benefit options offered by companies. Neither group has created regulatory requirements but these developments should enhance uniformity amongst states during rate increase requests and associated reduced benefit option reviews.

Registered Index Linked Annuities (“RILAs”)

The NAIC established the Index-Linked Variable Annuity Subgroup to address RILA regulation, which has been charged with evaluating RILAs and providing recommendations and changes, as appropriate, to nonforfeiture, or interim value requirements related to the product. We cannot predict what impact new or changes in existing regulation may ultimately have on our business.

Data and Underwriting

The NAIC Accelerated Underwriting Working Group is continuing to evaluate insurers’ use of external data and data analytics in accelerated life insurance underwriting. The Working Group is drafting guidance that explores the current state of the industry and its use of accelerated underwriting in life insurance and recommendations for regulators and insurers when evaluating accelerating underwriting.

Climate Change

In 2020, the NAIC established a Climate and Resiliency Task Force under the Executive Committee to coordinate domestic and international discussions and engagement on climate-related risk and resiliency issues. Charges for the Task Force include: considering appropriate climate risk disclosures within the insurance sector; evaluating financial regulatory approaches to climate risk and resiliency, including stress testing, scenario modeling, and solvency implications; considering innovative insurer solutions to climate risk and resiliency; identifying sustainability, resilience and mitigation issues and solutions related to the insurance industry; and considering pre-disaster mitigation and resiliency and the role of state insurance regulators in resiliency. To date, the Task Force has not adopted any regulatory requirements but may do so in the future as it advances its work.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. The majority of state guaranty association laws provide a tax offset for a percentage of the assessment against future years’ premium taxes. For the years ended December 31, 2021, 2020 and 2019, we paid $0.5 million, $1 million and $2 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves totaling approximately $30 million as of December 31, 2021, for future assessments relating to insurance companies that are currently subject to insolvency proceedings, including Penn Treaty Network America Insurance Company, Executive Life of California and Lincoln Memorial Life Insurance Company.

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

Other Consumer Protection Regulation

Assurance IQ engages or has engaged in certain marketing, lead generation and sales activities of certain insurance products and residential mortgage loan and other personal finance products that are subject to a variety of federal and state consumer protection laws and regulations, including the Telephone Consumer Protection Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, the Federal Trade Commission Act, and other laws and regulations enforced by the Federal Trade Commission, Consumer Financial Protection Bureau, state Attorneys General, and/or state Departments of Banking.

International Insurance Regulation

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese FSA, the financial services regulator in Japan. In addition to Japan, we operate insurance companies in Argentina, Bermuda, Brazil and Mexico, and have insurance operations in China, India, Indonesia and Malaysia through joint ventures. We also have strategic investments in insurance operations in Ghana and Kenya. The insurance regulatory bodies for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of insurance sales staff; (3) insurance product approvals; (4) sales practices; (5) claims payment practices; (6) permissible investments; (7) solvency and capital adequacy; and (8) insurance reserves, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses. Finally, insurance regulatory authorities in the various jurisdictions in which our insurance companies are domiciled, including Japan, must approve any change of control of the insurance companies organized under their laws.

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

Japan Capital and Solvency Regulation. Our Japan insurance operations are currently subject to a capital standard known as the Solvency Margin Ratio framework (“SMR”). This standard prescribes the manner in which an insurance company’s capital is calculated and is meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. The Japan FSA has in recent years asked insurance market participants to engage in a series of annual field tests of a new market based alternative to the SMR framework called the Economic Solvency Ratio (“ESR”) that follows the Risk-based Global Insurance Capital Standard (“ICS”) the IAIS is developing, which is described below under “—Other International and Global Regulatory Initiatives.” We anticipate that the design of the ESR will continue to be informed by the development of the ICS and expect implementation to occur by 2025. Because of the potential for modifications to the ESR framework prior to implementation in 2025, we cannot predict what impact it may have on our businesses.

Dividend Payment Limitations

The insurance regulatory bodies in some of the countries where our international insurance businesses are located regulate the amount of dividends that our subsidiaries can pay to shareholders. See Note 19 to the Consolidated Financial Statements for additional information regarding the ability of our international subsidiaries to pay dividends to Prudential Financial.

Insurance Guaranty Fund Assessments

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In certain jurisdictions, we cannot predict the timing of future assessments and they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance business law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its premium income and policy reserves. For the years ended December 31, 2021, 2020 and 2019, we paid approximately $25 million, $24 million and $23 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

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

Some of the separate account, registered fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, and are subject to federal and state regulation. In addition, we have subsidiaries that are investment advisers registered under the Investment Advisers Act of 1940, as amended. Our third-party advisors and licensed sales professionals within Prudential Advisors and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals.

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

In December 2019, Congress enacted the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals to 72 and removing the age cap (70 1/2) for making IRA contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years.

In March 2020, in response to the COVID-19 pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which waived Required Minimum Distributions for 2020, increased the amount qualified individuals may borrow from defined contribution plans from $50,000 to $100,000, and allowed qualified individuals to withdraw from defined contribution plans and individual retirement arrangements up to $100,000 penalty-free through December 31, 2020, with the withdrawal taxed over a three-year period (unless otherwise elected by the individual). The CARES Act also permitted the Company to suspend troubled debt restructuring (“TDR”) accounting under GAAP in certain circumstances for a period extending until December 31, 2021.

In December 2020, in response to the COVID-19 pandemic, Congress enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes a provision that changes the floor interest rates used for Definition of Life Insurance (“DOLI”) testing under Section 7702 of the Internal Revenue Code of 1986, as amended (the “Code”), and Modified Endowment Contract (“MEC”) testing under Section 7702A of the Code. The change is intended to better reflect the current low interest rate environment and, for contracts issued on or after January 1, 2021, may increase the DOLI and MEC limits and allow more premium payments relative to the death benefit.

In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted. The ARPA includes, among other things, provisions intended to improve funding for multiemployer pension plans, including providing special financial assistance through the Pension Benefit Guarantee Corporation to qualifying underfunded plans and adding five years to the funding improvement period and the rehabilitation period for plans that were in endangered or critical status in 2020 or 2021. The ARPA includes single-employer pension funding relief in the form of interest rate stabilization and an extension of the period for amortizing funding shortfalls.

U.S. Securities and Commodity Operations

We have subsidiaries that are broker-dealers, investment advisers, commodity pool operators or commodity trading advisers. The SEC, the CFTC, state securities authorities, FINRA, the NFA, the Municipal Securities Rulemaking Board, and similar authorities are, as applicable, the principal regulators of these subsidiaries.

Our broker-dealer and commodities affiliates are members of, and are subject to regulation by, “self-regulatory organizations,” including FINRA and the NFA, as applicable. Self-regulatory organizations conduct examinations of, and have adopted rules governing, their members. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers. Broker-dealers and their sales forces in the U.S. and in certain other jurisdictions are subject to regulations that cover many aspects of the securities business, including sales methods and trading practices. The regulations cover the suitability of investments for individual customers, use and safekeeping of customers’ funds and securities, capital adequacy, recordkeeping, financial reporting and the conduct of directors, officers and employees. The SEC, CFTC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S. and non-U.S. regulatory agencies, have the power to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of a broker-dealer, an investment adviser or commodities firm or its employees. Our U.S. registered broker-dealer subsidiaries are subject to federal net capital requirements that may limit the ability of these subsidiaries to pay dividends to Prudential Financial.

International Investment and Retirement Products and Investment Management Operations

Our non-insurance international operations are supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the U.K., Ireland, India, Hong Kong, Mexico, Germany, Luxembourg, the Netherlands, Switzerland, China and Singapore, and participate in an investment-related joint venture in China and in a retirement related joint venture with operations in Chile, Peru and Columbia. These businesses may provide products such as investment management products and services, funds, separately managed accounts and retirement products. The regulatory authorities for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of investment product sales staff; (3) sales practices; (4) solvency and capital adequacy; (5) fund product approvals and related disclosures; and (6) securities, commodities, retirement, pension and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

In January 2020, the U.K. exited the E.U. following a non-binding referendum in June 2016, with a transition period in relation to existing laws and regulations which ended on December 31, 2020. The U.K. and E.U. have entered into a new trading relationship under the E.U.-U.K. Cooperation Agreement; however, discussions in relation to financial services remain ongoing. The outcome of the negotiations will determine the ultimate impact of the exit on our operations and investments in those jurisdictions and may lead to volatility in currency exchange rates and asset prices, as well as changes in regulation. In the event the exit results in future restrictions on cross-border trade in financial services and products between the U.K. and the E.U., PGIM may incur additional expenses and operational burdens in order to ensure compliance with such restrictions. In anticipation of the exit, PGIM has implemented a number of steps to minimize disruption to its existing business, including forming new legal entities and securing licenses and permissions in certain E.U. countries, and engaging in client communications.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements, and increased capital requirements for derivatives transactions. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•require protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);
•require notice to affected individuals, regulators and others if there is a breach of the security of certain personal or confidential information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal or confidential information;
•provide individuals with rights over their personal information, such as the right to obtain portable copies of or request the deletion of their personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Some countries have also instituted laws requiring in-country data processing and/or in-country storage of the personal data of its citizens. Compliance with such laws results in higher technology, administrative and other costs for us and affects how products and services are offered or require us to structure our businesses, operations and systems in less efficient ways.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act (the “CPRA”), which we expect to largely become effective in 2023. Additional states, such as Virginia and Colorado, have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA that will also become effective in 2023. Internationally, a number of countries such as Brazil and Argentina have enacted GDPR-like regulations, while others are considering such regulations or, in the case of China, have enacted other privacy regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a similar regulation effective March 2017 and other states have either implemented the Model Law or are anticipated to implement it in the near future. In 2021, the Office of the Comptroller of the Currency, the Federal Reserve and the Federal Deposit Insurance Corporation adopted a new rule, effective May 1, 2022, requiring banking organizations to notify their banking regulator withing 36 hours of a material incident.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, we have developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

The U.S. federal tax law provides that an election may be made pursuant to Internal Revenue Code Section 952 (the “952 election”) to subject earnings from certain insurance operations to tax in the U.S. in the tax year earned, net of related foreign tax credits. The Company made the 952 election effective for the 2017 and later tax years with respect to its affiliates incorporated in Brazil. In October 2019, the IRS issued a legal memorandum applicable to all taxpayers in which the IRS argues that the election became inoperable in 1998. The Company disagrees with the IRS’s position and the matter is now pending before IRS Independent Office of Appeals. If the Company is ultimately not successful, it will not be able to claim a U.S. tax credit for the Brazil taxes in excess of the U.S. tax rate, and thus will have a higher tax expense over time. For additional information on the 952 Election, see Note 16 to the Consolidated Financial Statements.

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

International Taxation

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. For example, the Organization of Economic Cooperation and Development (“OECD”) continues to study and make recommendations with respect to model global base erosion tax options that are being considered and may be adopted by foreign governments. Among the OECD recommendations is a global minimum tax. Such changes could negatively impact sales of our products or reduce our profits if the OECD recommendations are adopted by countries in which our international businesses operate.

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

Regulatory Response to the COVID-19 Pandemic

In March 2020, in response to the COVID-19 pandemic, Congress enacted the CARES Act, which provided $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. See “U.S. Investment and Retirement Products and Investment Management Operations” and “Taxation—U.S. Taxation” above for more information about how specific provisions of the CARES Act impact our business.

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

Human Capital Resources

As of December 31, 2021, our employee population was comprised as set forth in the tables below:

Global Employee Profile
Region	Number of Employees(1)
U.S.	15,364
Non-U.S.	25,552
Total	40,916
 __________
(1)Presented on a full-time equivalent basis. Excludes independent contractors and other individuals classified as non-employees in their respective jurisdictions.

U.S. Employee Profile
Job Function	Women	People of Color
Executive	35%	24%
Management	50%	31%
Non-management	67%	37%
Total	52%	31%

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

Developing Employees

Prudential offers learning experiences to help employees develop skills and explore career potential. We are focused on expanding opportunities to learn and grow.

•Talent Marketplace is an interactive personalized platform that brings learning and career resources together in one place. Employees build a skills profile, and the platform uses that information to provide personalized recommendations for learning journeys, project-based assignments, and potential new roles.
•Flexible and blended learning is supported through curated, multi-faceted content that combines social engagement, experiential learning, and on-demand courses from leading providers, such as Udemy and LinkedIn. Delivering the right content at the right time helps keep learning top of mind and easily accessible.
•Leadership development programs offer experiences that range from immersive business simulations and real-world problem-solving to custom executive coaching and cohort-based learning programs.

Also, we require U.S. employees to attend training programs addressing core issues such as understanding racism and everyday bias, building cultural intelligence, and using tools and techniques to support an inclusive culture. The goal of these training programs is for all employees to develop a baseline understanding of these concepts, which we expect will better equip us to solve the financial challenges of our increasingly diverse customers. During 2021, the majority of our U.S. employees attended such training programs.

Retaining Employees

We believe that our rigorous talent acquisition process, provision of opportunities for professional enrichment and advancement throughout our employees’ careers, and our inclusive culture will enhance our ability to retain employees.

Prudential conducts a global employee engagement survey, entitled the “EQ Survey”. The EQ Survey solicits employee feedback addressing our culture, management, career opportunities, compensation and benefits. The results of the EQ Survey influence how we strengthen our culture and implement change within the Company. In 2021, over 85% of our eligible global employees responded to the EQ Survey.

Protecting and supporting our employees is a priority at Prudential. At the outset of the COVID-19 pandemic, we quickly transitioned more than 97% of our U.S. workforce to remote working in a matter of days. Prudential continues to address the challenges our employees and their families face in maintaining balance and well-being during the ongoing pandemic.

Diversity and Inclusion at Prudential

We view inclusion, diversity and racial equity as a moral and business imperative. Our inclusive approach to human capital management starts with our Board of Directors. Our Board embodies diversity: 82% of Prudential’s independent directors are diverse. Our commitment to advance racial equity spans our talent practices, how we design and deliver our products, our investments and public policy work, and our support of community institutions.

To reinforce our commitment to diversity and inclusion, we use a diversity modifier in our long-term incentive program that ties the long-term incentive compensation of senior management to a performance objective based on the achievement of improved diversity outcomes across the organization.

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

Information About our Executive Officers

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 17, 2022, were as follows:

Name	Age	Title	Other Public Directorships
Charles F. Lowrey	64	Chairman, Chief Executive Officer and President	None
Robert M. Falzon	62	Vice Chair	None
Ann M. Kappler	63	Executive Vice President and General Counsel	None
Kenneth Y. Tanji	55	Executive Vice President and Chief Financial Officer	None
Scott G. Sleyster	62	Executive Vice President and Head of International Businesses	None
Andrew F. Sullivan	51	Executive Vice President and Head of U.S. Businesses	None
Lucien A. Alziari	62	Executive Vice President and Chief Human Resources Officer	None
Stacey Goodman	59	Executive Vice President and Chief Information Officer	None
Candace J. Woods	61	Senior Vice President and Chief Actuary	None
Nicholas C. Silitch	60	Senior Vice President and Chief Risk Officer	None
Timothy L. Schmidt	63	Senior Vice President and Chief Investment Officer	None

Biographical information about Prudential Financial’s executive officers is as follows:

Charles F. Lowrey was elected Chairman of Prudential Financial in April 2019 and Chief Executive Officer, President and Director of Prudential Financial and PICA in December 2018. Previously, he served as Executive Vice President and Chief

Operating Officer, International Businesses, of Prudential Financial and PICA from March 2014 to November 2018. He served as Executive Vice President and Chief Operating Officer, U.S. Businesses, of Prudential Financial and PICA from February 2011 to March 2014. He also served as Chief Executive Officer and President of Prudential Investment Management, Inc. (now known as “PGIM”) from January 2008 to February 2011, and as Chief Executive Officer of Prudential Real Estate Investors (“PREI”) (now known as PGIM Real Estate), our real estate investment management and advisory business from February 2002 to January 2008. He joined the Company in March 2001, after serving as a managing director and Head of the Americas for J.P. Morgan’s Real Estate and Lodging Investment Banking group, where he began his investment banking career in 1988. He also spent four years as a managing partner of an architecture and development firm he founded in New York City.

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

Andrew F. Sullivan was elected Executive Vice President and Head of U.S. Businesses in December 2019. Previously, he served as CEO of Prudential’s Workplace Solutions Group, which consisted of Prudential Retirement and Prudential Group Insurance. Before joining Prudential in 2011, he served as Senior Vice President at CareFirst BlueCross BlueShield. Previously, he spent eight years at Cigna where he held of a number of senior leadership positions. He also held management roles at Diamond Technology Partners and DaimlerChrysler.

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

The COVID-19 pandemic may increase investment risk. During 2020, the COVID-19 pandemic and its impact on the global economy increased the risk of loss on our investments due to default or deterioration in credit quality or value and may do so again.

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

Our ability to reprice products is limited and may not compensate for deviations from our expected insurance assumptions. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. For example, for our long-term care insurance products, our assumptions for reserves for future policy benefits have factored in an estimate of the timing and amount of anticipated and yet-to-be-filed premium rate increases, including those which may require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

The COVID-19 pandemic has increased and may continue to increase insurance risk. The COVID-19 pandemic has caused and may continue to cause a mortality calamity or elevated mortality, which may lead to elevated losses. Elevated losses would reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, including the potential for further mutation, effectiveness of public health measures and availability and effectiveness of vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age and geographic distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

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

For our International Businesses’ operations, our Retirement segment’s earnings on non-U.S. dollar-denominated reinsurance contracts and PGIM’s investment activities based in currencies other than the U.S. dollar, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We seek to manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-Japanese yen denominated products. We seek to mitigate this risk by holding investments in corresponding currencies. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our subsidiary equity investments due to foreign exchange rate movements.

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

Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life and international insurance products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products and to a lesser extent certain international insurance products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Certain of our products, particularly certain index-linked annuity and individual life products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels of our insurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

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

The COVID-19 pandemic has increased and may continue to increase market risk. During 2020 and 2021, the COVID-19 pandemic caused market disruptions and volatility. Continued market disruptions and volatility may negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies. In addition, market conditions may further reduce the value of assets that we manage in our investment management business, which depends on fees related primarily to the value of assets under management. A decline in interest rates, in particular, may result in lower investment income, higher reserve levels and other consequences as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of a Low Interest Rate Environment.” Finally, low interest rates and poor equity market returns may result in increased pension and other postretirement benefit plan expenses and reduce our profitability.

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

The COVID-19 pandemic has increased and may continue to increase liquidity risk. During 2020, the Company took significant actions to support liquidity in response to the emergence of the COVID-19 pandemic. Future impacts of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

Operational Risk

Our operations are exposed to the risk of loss resulting from inadequate or failed processes or systems, human error or misconduct, and as a result of external events.

An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of organizational changes, including recent and planned changes related to the Company’s business transformation efforts, such as the planned sales of our Full Service Retirement business and a portion of our in-force traditional variable annuity block of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for additional information on our business transformation efforts and Note 1 to the Consolidated Financial Statements for additional information on these planned dispositions.

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
•Client service impacts: The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.
•Regulatory fines or sanctions: When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.
•Legal actions: Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.
•Reputational harm: Failure to meet regulator, customer, investor and other stakeholder expectations may cause reputational harm.

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

Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:

We are subject to business continuation risk, which is the risk that our operations, systems or data may be disrupted. We may experience a business continuation event as a result of, among other things, the following:

•Severe pandemic, either naturally occurring or intentionally manipulated pathogens.
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

We may not adequately maintain information security. There continues to be significant and organized cyber-attack activity against western organizations, including but not limited to the financial services sector, and no organization is fully immune to cyber-attacks. Risks related to cyber-attack arise in the following areas:

•Protecting both “structured” and “unstructured” sensitive information is a constant need. However, some risks cannot be fully mitigated using technology or otherwise.
•Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password (i.e., phishing).
•The risk associated with wrongdoers encrypting data (i.e., ransomware) or disrupting communications (i.e., denial of service) for the purposes of extortion persists.
•Financial services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.
•Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.
•We have also seen continued non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems.
•We rely on third-parties to provide services as described further below. While we maintain certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

We may not adequately ensure the privacy of personal information. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive information, including health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. We have experienced cyber-security breaches as a result of which confidential and sensitive health-related information of our customers has been compromised. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.

Third-parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third-parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third-parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third-parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States. In our investments in which we hold a minority interest, or that are managed by third-parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. For example, see “Item 1. Business—Regulation—ERISA”. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through our captive/affiliated distributors, including as part of our Assurance IQ business, and third-party distributing firms. Our captive/affiliated distributors are made up of large numbers of decentralized sales personnel who are compensated based on commissions. The third-party distributing firms generally are not dedicated to us exclusively and may frequently recommend and/or market products of our competitors. Accordingly, we must compete intensely for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, some regulators have been clear with expectations that product manufacturers retain significant sales practices accountability.

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

See Note 23 to the Consolidated Financial Statements for additional information on litigation and regulatory matters relating to the distribution of products.

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

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan are derived through four major Japanese banks and a significant portion of our sales in Japan through Life Consultants is derived through a single association relationship. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third-parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.

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

The COVID-19 pandemic has increased and may continue to increase operational risk. Since the onset of the COVID-19 pandemic, many of our employees have been working remotely. Remote work elevates the risk that weaknesses or failures in our business continuation plans could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Furthermore, weaknesses or failures within a vendor’s business continuation plan can materially disrupt our business operations. Our information systems and those of our vendors and service providers may be more vulnerable to cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems during a business continuation event.

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

The COVID-19 pandemic has increased and may continue to increase strategic risk. The COVID-19 pandemic has caused and could again cause an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected.

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

•We are subject to risks relating to the post-acquisition operations of Assurance IQ, Inc. (“Assurance IQ”). In October 2019, we completed the acquisition of Assurance IQ. For a description of Assurance IQ and the acquisition, see Note 1 to the Consolidated Financial Statements. We are subject to certain risks relating to the ongoing operations of Assurance IQ, and these risks could adversely affect, possibly materially, our business, results of operations, financial position or liquidity or prevent us from realizing the expected benefits from the acquisition. These risks include the following:

◦We may not realize expected growth, earnings, cost savings, efficiencies or synergies. See Note 10 to the Consolidated Financial Statements for information about the goodwill impairment charge we recognized in the fourth quarter of 2021 relating to the Assurance IQ business. The factors identified above and the factors that caused us to impair the goodwill of the Assurance IQ business in the fourth quarter of 2021 may cause an additional impairment of goodwill in future periods, which could adversely affect our results of operations and financial condition.
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

•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us. The credit rating agencies also evaluate the industry as a whole and may change our credit rating based on their overall view of our industry. In addition, a sovereign downgrade could result in a downgrade of our subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and our other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including our Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of our insurance subsidiaries in Japan. Given the importance of our operations in Japan to our overall results, such downgrades could lead to a downgrade of Prudential Financial and our domestic insurance companies.

•The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect certain derivatives and floating rate securities we hold and floating rate securities we have issued, certain real estate lending and other activities conducted in PGIM, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in all major currencies. On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") confirmed that the publication of the principal tenors of the U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. The scheduled cessation date for U.K. pound sterling, Japanese yen, Swiss franc and Euro LIBOR, and the one-week and two-month tenors of U.S. dollar LIBOR, was December 31, 2021. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts, (2) the adoption of fallback provisions through the Inter-Bank Offered Rate Fallbacks Protocol produced by the International Swaps and Derivatives Association, and (3) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, securities we have issued, real estate lending, and other activities we conduct in PGIM, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected. In addition, there is continued uncertainty resulting from the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform and the legislative progress associated with contracts or instruments that do not have satisfactory rate fallback mechanisms and that cannot easily be amended (e.g., certain floating rate debt securities, securitizations and adjustable rate mortgages).

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

•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.

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

We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Excluding our headquarters building and properties used by our International Businesses and the international operations of PGIM, which are discussed below, as of December 31, 2021, we conduct our business and home office functions in both owned and leased locations throughout the United States. We also conduct back-office functions in leased properties outside of the United States.

For our International Businesses, as of December 31, 2021, we own and lease home offices located in Japan, Argentina, Brazil, Mexico and Malaysia. We also conduct our business in owned and leased properties, primarily field offices, located throughout these same countries. For PGIM’s international operations, as of December 31, 2021, we lease home offices located in Japan, Taiwan, the United Kingdom, Switzerland and India. We also lease principal properties and other branch and field offices in other countries where PGIM conducts business.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own solely for investment purposes.

At our domestic home office properties, we are developing programs to reduce emissions. These programs include seeking ways to expand energy efficiency. For home office properties in the U.S. and Brazil, we are also developing waste diversion measures including internal recycling and composting infrastructures and availing ourselves of third-party waste diversion programs. Our Prudential Tower home office property in Newark, New Jersey and our data center located in Plymouth, Minnesota have been awarded LEED Gold Certification from the U.S. Green Building Council.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” On January 31, 2022, there were 1,134,375 registered holders of record for the Common Stock and 376 million shares outstanding.

Issuer Purchases of Equity Securities

(c) The following table provides information about purchases by the Company during the three months ended December 31, 2021, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
October 1, 2021 through October 31, 2021	1,135,900	$110.67	1,129,470
November 1, 2021 through November 30, 2021	1,144,739	$109.49	1,141,643
December 1, 2021 through December 31, 2021	1,187,022	$105.54	1,184,399
Total	3,467,661	$108.53	3,455,512	$0
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

On November 9, 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022.

ITEM 6.    [RESERVED]

Part II. Item 6 is no longer required pursuant to certain amendments to Regulation S-K that eliminated Item 301.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included in this section constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. Prudential Financial, Inc.’s actual results may differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. Certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements can be found in the “Risk Factors” and “Forward-Looking Statements” sections included herein.

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2020 in comparison to the year ended December 31, 2019 have been omitted. For such omitted discussions, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In October 2021, as part of the Company’s multi-year business transformation initiative, we announced the creation of Retirement Strategies, a new U.S. business that will serve the retirement needs of both individual and institutional customers. This business will bring the financial solutions and capabilities of our Individual Annuities business together with the institutional investment and pension solutions offered through our Retirement business. During the fourth quarter of 2021, the new leadership team was assembled and began making decisions regarding the business’s operating structure. When this new structure is finalized and operational, the presentation of our segment results may be modified to conform to this new structure.

Management expects that results in 2022 will continue to benefit from our differentiated mix of market-leading businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. While challenges exist in the form of a low interest rate environment (see “Impact of a Low Interest Rate Environment” below), fee compression in certain of our businesses and other market factors, we expect that our businesses will produce appropriate returns for the current market environment. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of individual customers, workplace clients, and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels, including the ability to sell solutions across a broad socio-economic spectrum through Assurance IQ’s digital platform. We aim to expand our addressable market, build deeper and longer-lasting relationships with customers and clients, and meaningfully improve their financial wellness.

In order to become more competitive, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will improve margins. In 2019, we launched programs in pursuit of these objectives that have resulted and will continue to result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges. In 2021, we incurred approximately $250 million of costs in connection with these programs. We expect these programs will generate significant expense efficiencies over several years. For the year ended December 31, 2021, the Company estimates that these programs generated cost savings of approximately $540 million and, as of December 31, 2021, we continue to remain on track to accumulate approximately $750 million of annual run-rate cost savings by the end of 2023.

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has caused extreme stress and disruption in the global economy and financial markets, and elevated mortality and morbidity for the global population. The COVID-19 pandemic continued to impact our results of operations in the current period and is expected to impact our results of operations in future periods.

In 2021, the United States experienced multiple waves of COVID-19, with the severity of each wave depending on such factors as seasonality, varying levels of population immunity, and the evolution of the virus itself into different variants. Deaths from COVID-19 in the United States peaked in the first quarter of 2021, prior to widespread vaccination, and again in the third quarter, due to the emergence of the Delta variant. In December, the Omicron variant emerged in the United States and has since become the dominant strain, causing many more infections but with a smaller percentage of infections resulting in hospitalizations and deaths compared to prior waves. Several vaccines are now widely accessible and other therapeutics, such as antiviral treatments, are increasingly becoming available. As a result, the overall financial impact to the Company is expected to remain manageable; however, the future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations.

The Company has taken several measures to manage the impacts of this pandemic. The actual and expected impacts of these measures and other items are set forth below:

•Underwriting Results. In 2021, we estimate that COVID-19 had a significant net negative impact on our underwriting results reflecting unfavorable mortality impacts in our Group Insurance, Individual Life and International businesses, partially offset by favorable mortality impacts in our Retirement business. For the first quarter of 2022, the Company expects underwriting results to be adversely impacted by approximately $160 million in our U.S. Businesses, predominantly in our Group Insurance business, and approximately $20 million in our International Businesses; however, the ultimate impact on our underwriting results will depend on various factors including: an insured’s age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential for further mutation; and the ongoing acceptance and efficacy of the vaccines and other therapeutics.

•Investment Portfolio. The economy continues to recover and remains on a path to re-opening. Credit migration and defaults were low in 2021 and are expected to remain limited in 2022. The sectors most impacted from COVID-19 have started to recover but could be influenced by periods of volatility due to the possibility of additional variants emerging. In certain instances, the Company may agree to modify an investment to provide forbearance, which grants borrowers additional time to make payments. Under the terms of forbearance, the borrower is allowed to defer a portion of current year principal and/or interest payments for a short period (e.g., 6 months). These deferrals accrue additional interest and do not have a material impact on our investment value. As of December 31, 2021, approximately 1.5% of total invested assets, including those held for sale, were currently subject to a modification to allow for limited forbearance.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements in 2020 and 2021.

We believe all of our businesses can sustain long-term remote work and social distancing while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

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

•CARES Act and Other Regulatory Developments. See “Business—Regulation—Regulatory Response to the COVID-19 Pandemic” for additional information.

Outlook

We feel confident about our prospects for the future based on the foundation of our integrated and complementary businesses. We plan to continue our transformation by further executing on our cost savings plan and taking additional steps to increase our growth potential and reduce our market sensitivity. Our plan remains to reallocate capital across the businesses with the intention of doubling the earnings contribution from our higher-growth businesses and reducing the earnings contribution from our Individual Annuities business.

Specific outlook considerations for each of our businesses include the following:

•PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.524 trillion of assets under management and diversified global operations. We are broadening our distribution channels and asset management capabilities through acquisitions and organic initiatives to better serve our clients and support growth. In addition to serving third-party clients, we provide our U.S. and International businesses with a competitive advantage through our investment expertise across a broad array of asset classes, including public and private asset class capabilities. Underpinning our growth strategy is our ability to continue to deliver robust investment performance and to attract and retain high-caliber investment talent.

There remain risks to earnings across the asset management industry as adverse changes in market conditions (e.g., market declines, higher rates or credit spread widening) could lead to lower fee-based revenues, incentive fees taking longer to be realized and losses in our seed and co-investments. An economic downturn could also have impacts on real estate prices as well as transaction volumes in certain private asset classes. We believe PGIM’s uniquely diversified global platform is well positioned to be resilient in the face of market and industry headwinds.

•Retirement. Consistent with the Company’s strategy of becoming higher growth and less market sensitive, in the third quarter of 2021 we entered into a definitive agreement to sell our Full Service Retirement business. See Note 1 to the Consolidated Financial Statements for additional information. Our remaining Institutional Investment Products business continues to be focused on providing products that respond to the needs of plan sponsors, retirees, and annuitants to manage risk and control their benefit costs while ensuring we maintain appropriate pricing and return expectations under changing market conditions. In our pension risk transfer business, we expect our differentiated capabilities and demonstrated execution to drive our business momentum in the face of increasing competition while we maintain appropriate pricing and return expectations under changing market conditions; however, we expect that growth will not be linear given the episodic nature of these transactions. As many of the products in our Institutional Investment Products business assume longevity risk, elevated levels of mortality resulting from COVID-19 may continue to contribute to a higher level of underwriting gains.

•Group Insurance. We continue to focus on expanding our Premier and Association market segments and affinity relations, while maintaining a leadership position in the National segment. We anticipate that COVID-19 will continue to contribute in the near-term to elevated levels of mortality resulting in increased life insurance claims. In addition, we are continuing to monitor the potential impact of the pandemic on our disability business, overall sales volumes, and the utilization of workplace benefits.

•Individual Annuities. We remain focused on helping customers meet their investment and retirement needs. Consistent with our strategy of becoming a higher growth and less market sensitive business, in the third quarter of 2021 we entered into an agreement to sell approximately 18% of our in-force traditional variable annuity block of business. See Note 1 to the Consolidated Financial Statements for more information. Additionally, we continue to execute on our strategy to pivot to less interest rate-sensitive products to ensure we realize appropriate returns within the current economic environment. We expect to continue to shift our focus to products that provide protected outcomes for our customers through simpler, technology-enabled channels and which deliver shareholder value across a wide range of economic environments. We also expect account values, fee income, and spread income to continue to be impacted by market conditions.

•Individual Life. We continue to focus on making life insurance solutions more available for financial professionals to distribute and for consumers to purchase, including the growth of accumulation and simplified protection products. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment and to diversify our product mix to further limit our sensitivity to interest rates. We expect COVID-19 to continue to contribute in the near-term to elevated levels of mortality, resulting in increased life insurance claims.

•Assurance IQ. We remain focused on expanding our addressable market and increasing access to more retail customers through our agent and digital channels. We continue to expand carriers and product offerings on our platform in an effort to meet our customers’ evolving needs. We expect that Assurance IQ will contribute to the growth of our U.S. Businesses over time.

•International Businesses. We remain focused on meeting customers’ protection and financial needs as well as maintaining the underlying strength of our distribution channels. Our strategy is to maintain and strengthen our position in Japan while expanding our footprint in select high-growth emerging markets. We continue to invest in our existing businesses and regularly assess acquisition opportunities to build scale, complement our businesses, and support our long-term growth aspirations, recently expanding in Africa by acquiring a 24% interest in ICEA LION in Kenya. We also regularly evaluate strategic options for our businesses as part of ensuring their alignment with our broader business goals and strategic vision, and in 2021 we sold our life insurance operation in Taiwan. For additional information on our strategic acquisitions and dispositions, see “—Results of Operations by Segment—International Insurance Division—International Insurance” below.

We saw an elevated level of claims due to COVID-19 in 2021, with the most material impacts in Brazil and Japan; however, expenses to support our captive agents due to COVID-19 impacts have decreased significantly compared to 2020. In connection with COVID-19, we experienced a moderation in claims at the end of 2021 that we believe resulted from the global increase in vaccination rates; however, COVID-19 might impact future claims, sales and costs depending on the development of the pandemic in the geographic markets in which we operate. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses.

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

•International Businesses. Our International Businesses’ operations, especially in Japan, have operated in a low interest rate environment for many years, as discussed under “—Impact of a Low Interest Rate Environment” below, and these low interest rates negatively impact our net investment spread results and reinvestment yields. The current reinvestment yields for certain blocks of business are generally lower than the current portfolio yields supporting these blocks of business. In addition, we are subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen can impact the relative attractiveness to customers of both yen-denominated and non-yen denominated products. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “—Segment Results of Operations” where applicable and more broadly in “Risk Factors”.

Demographics:

•U.S. Businesses. Customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing customers and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection. Despite the ongoing shift of the risk and responsibility of retirement savings from employers to employees, employers are increasingly focusing on the financial wellness of the individuals they employ.

•International Businesses. Japan has an aging population as well as a large pool of household assets invested in low-yielding deposit and savings vehicles. The aging of Japan’s population, along with strains on government pension and healthcare programs, have led to a growing demand for products that provide financial solutions for retirement and wealth transfer, as well as for health-related products.

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

For the general account supporting our U.S. Businesses and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.6% of the fixed maturity security and commercial mortgage loan portfolios through 2023. The portion of the general account attributable to these operations has approximately $238 billion of such assets (based on net carrying value and including assets classified as “held-for-sale”) as of December 31, 2021. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 3.7%, as of December 31, 2021.

Included in the $238 billion of fixed maturity securities and commercial mortgage loans are approximately $181 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $181 billion, approximately 51% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of December 31, 2021
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

The $61 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of December 31, 2021, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$1.1	$1.1	$0.1	$0.0	$0.0	$2.3
1.00% - 1.99%	3.3	14.2	1.9	0.2	2.9	22.5
2.00% - 2.99%	1.3	0.0	1.6	2.3	1.7	6.9
3.00% - 4.00%	25.8	2.0	0.3	0.4	0.1	28.6
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$32.3	$17.3	$3.9	$2.9	$4.7	$61.1
Percentage of total	53%	28%	6%	5%	8%	100%
 __________
(1)Includes approximately $0.50 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $14 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 1.75% (which is reasonably consistent with recent rates) for the period from January 1, 2022 through December 31, 2022 (and credit spreads remain unchanged from average levels experienced during the fourth quarter 2021), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $30 million and $60 million for the period from January 1, 2022 through December 31, 2022.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of December 31, 2021
(in billions)
Insurance products with fixed and guaranteed terms	$139
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	11
Total	$175

The $139 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $25 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $11 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.65% and the 10-year U.S. Treasury rate is 1.60% (which is reasonably consistent with recent rates) for the period from January 1, 2022 through December 31, 2022 (and credit spreads remain unchanged from average levels experienced during the fourth quarter 2021), we estimate that the unfavorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $20 million and $40 million for the period from January 1, 2022 through December 31, 2022.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented:

	Year ended December 31,
	2021	2020	2019

	(in millions)
Revenues	$70,934	$57,033	$64,807
Benefits and expenses	61,553	57,356	59,722
Income (loss) before income taxes and equity in earnings of operating joint ventures	9,381	(323)	5,085
Income tax expense (benefit)	1,674	(81)	947
Income (loss) before equity in earnings of operating joint ventures	7,707	(242)	4,138
Equity in earnings of operating joint ventures, net of taxes	87	96	100
Net income (loss)	7,794	(146)	4,238
Less: Income attributable to noncontrolling interests	70	228	52
Net income (loss) attributable to Prudential Financial, Inc.	$7,724	$(374)	$4,186

2021 to 2020 Annual Comparison. The $8,098 million increase in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items on a pre-tax basis:

•$3,336 million favorable variance from realized investment gains (losses), net, and related charges and adjustments for PFI, excluding the impact of the hedging program associated with certain variable annuities (see “General Account Investments” for additional information);
•$2,591 million favorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities;
•$2,351 million favorable variance from higher adjusted operating income from our business segments (see “Segment Results of Operations” for additional information);
•$1,390 million favorable variance driven by market experience updates primarily within our Individual Annuities and Individual Life businesses (see Note 22 to the Consolidated Financial Statements for additional information); and
•$1,330 million favorable variance from a net gain in the current year from our Divested and Run-off Businesses compared to a net loss in the prior year.

Partially offsetting these increases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$1,755 million unfavorable variance from a higher tax expense reflecting the increase in pre-tax earnings; and
•$1,163 million unfavorable variance due to other adjustments, primarily reflecting a $1,060 million goodwill impairment recognized in the current year related to Assurance IQ (see Note 2 and Note 10 to the Consolidated Financial Statements for additional information).

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

	Year ended December 31,
	2021	2020(1)	2019(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$1,643	$1,262	$998
U.S. Businesses:
Retirement	2,178	1,385	1,238
Group Insurance	(455)	(16)	285
Individual Annuities	1,901	1,470	1,843
Individual Life	393	(48)	87
Assurance IQ(2)	(142)	(88)	(9)
Total U.S. Businesses	3,875	2,703	3,444
International Businesses	3,390	2,952	3,112
Corporate and Other	(1,607)	(1,967)	(1,899)
Total segment adjusted operating income before income taxes	7,301	4,950	5,655
Reconciling items:
Realized investment gains (losses), net, and related adjustments(3)	1,947	(4,140)	(876)
Charges related to realized investment gains (losses), net(4)	(320)	(160)	(123)
Market experience updates(5)	750	(640)	(449)
Divested and Run-off Businesses(6):
Closed Block division	140	(24)	36
Other Divested and Run-off Businesses	716	(450)	992
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(7)	(41)	90	(103)
Other adjustments(8)(9)	(1,112)	51	(47)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$9,381	$(323)	$5,085
__________
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
(6)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind-down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.
(7)Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on an after-tax U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on a U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(8)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 22 to the Consolidated Financial Statements for additional information.
(9)In the fourth quarter of 2021, the Company recognized a goodwill impairment charge of $1,060 million related to Assurance IQ. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information.

Segment results for 2021 presented above reflect the following:

PGIM. Results for 2021 increased in comparison to 2020, primarily reflecting a gain from the sale of our 35% ownership stake in Pramerica SGR in the current year, as well as an increase in asset management fees, partially offset by lower other related revenues.

Retirement. Results for 2021 increased in comparison to 2020, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily reflecting higher net investment spread results.

Group Insurance. Results for 2021 decreased in comparison to 2020, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily reflecting lower underwriting results.

Individual Annuities. Results for 2021 increased in comparison to 2020, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher fee income, net of distribution expenses and other associated costs, and higher net investment spread results.

Individual Life. Results for 2021 increased in comparison to 2020, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher net investment spread results and higher underwriting results.

Assurance IQ. Results for 2021 decreased in comparison to 2020, reflecting an increase in operating expenses, including those supporting business growth, partially offset by higher revenues.

International Businesses. Results for 2021 increased in comparison to 2020, inclusive of an unfavorable net impact from foreign currency exchange rates and a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results increased, primarily reflecting higher net investment spread results, lower expenses and more favorable underwriting results.

Corporate and Other. Results for 2021 reflected decreased losses in comparison to 2020, driven by lower net charges from other corporate activities, favorable pension and employee benefit results, lower interest expense on debt and higher investment income.

Closed Block Division. Results for 2021 increased in comparison to 2020, primarily driven by higher net investment activity results, partially offset by an increase in the policyholder dividend obligation.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP, but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies; however, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. See Note 22 to the Consolidated Financial Statements for additional information on the presentation of segment results and our definition of adjusted operating income.

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

Assets Under Management. In managing our PGIM business, we analyze assets under management (which do not correspond directly to U.S. GAAP assets) because the principal source of revenues is fees based on assets under management. Assets under management represent the fair market value or account value of assets that we manage directly for institutional clients, retail clients, and for our general account, as well as assets invested in our products that are managed by third-party managers.
Account Values. In managing our Individual Annuities and Retirement businesses, we analyze account values, which do not correspond directly to U.S. GAAP assets. Net sales (redemptions) in our Individual Annuities business and net additions (withdrawals) in our Retirement business do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity.
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

	December 31,
	2021	2020
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.0	$0.4
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	9.5	10.1
Dual currency and synthetic dual currency investments(2)	0.5	0.5
Total USD-equivalent equity foreign currency hedging instruments	10.0	10.6
Total foreign currency hedges	$10.0	$11.0
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $74.3 billion and $65.8 billion as of December 31, 2021 and 2020, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

For our International Businesses, the fixed currency exchange rates are generally determined in connection with a foreign currency income hedging program designed to mitigate the impact of exchange rate changes on the segment’s expected USD-equivalent earnings. Pursuant to this program, our Corporate and Other operations execute forward currency contracts with third-parties to sell the net exposure of projected earnings for certain currencies in exchange for USD at specified exchange rates. The maturities of these contracts correspond with the future periods (typically on a three-year rolling basis) in which the identified non-USD-denominated earnings are expected to be generated. In establishing the level of non-USD-denominated earnings that will be hedged through this program, we exclude the anticipated level of USD-denominated earnings that will be generated by USD-denominated products and investments. For the year ended December 31, 2021, approximately 4% of the segment’s earnings were yen-based and, as of December 31, 2021, we have hedged 100%, 72% and 28% of expected yen-based earnings for 2022, 2023 and 2024, respectively. To the extent currently unhedged, our International Businesses’ future expected USD-equivalent of yen-based earnings will be impacted by yen exchange rate movements.

As a result of these arrangements, our International Businesses’ results for 2021, 2020 and 2019 reflect the impact of translating yen-denominated earnings at fixed currency exchange rates of 103, 104, and 105 yen per USD, respectively. We expect our 2022 results to reflect the impact of translating yen-denominated earnings at a fixed currency exchange rate of 104 yen per USD. Since determination of the fixed currency exchange rates for a given year is impacted by changes in foreign currency exchange rates over time, the segment’s future earnings will ultimately be impacted by these changes in exchange rates.

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

	Year ended December 31,
	2021	2020	2019
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$15	$64	$39
PGIM	(1)	(4)	6
Impact of intercompany arrangements(1)	14	60	45
Corporate and Other:
Impact of intercompany arrangements(1)	(14)	(60)	(45)
Settlement gains (losses) on forward currency contracts(2)	33	67	55
Net benefit (detriment) to Corporate and Other	19	7	10
Net impact on consolidated revenues and adjusted operating income	$33	$67	$55
__________

(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of December 31, 2021, 2020 and 2019, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.6 billion, $1.0 billion and $1.3 billion, respectively, of which $0.0 billion, $0.4 billion and $0.6 billion, respectively, were related to our Japanese insurance operations.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $2.0 billion and $2.3 billion as of December 31, 2021 and 2020, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 13% of the $2.0 billion balance as of December 31, 2021 will be recognized in 2022, approximately 8% will be recognized in 2023, and the remaining balance will be recognized from 2024 through 2051.

Highly inflationary economy in Argentina

Our insurance operations in Argentina, Prudential of Argentina (“POA”), have historically utilized the Argentine peso as the functional currency given it is the currency of the primary economic environment in which the entity operates. During 2018, Argentina experienced a cumulative inflation rate that exceeded 100% over a 3-year period. As a result, Argentina’s economy was deemed to be highly inflationary, resulting in reporting changes effective July 1, 2018. Under U.S. GAAP, the financial statements of a foreign entity in a highly inflationary economy are to be remeasured as if its functional currency (formerly the Argentine peso) is the reporting currency of its parent reporting entity (the USD) on a prospective basis. While this changed how the results of POA are remeasured and/or translated into USD, the impact to our financial statements was not material nor is it expected to be material in future periods given the relative size of our POA operations. It should also be noted that due to the macroeconomic environment in Argentina, the majority of POA’s balance sheet consists of USD-denominated product liabilities supported by USD-denominated assets. As a result, this accounting change serves to reduce the remeasurement impact reflected in net income given that the functional currency and currency in which the assets and liabilities are denominated will be more closely aligned.

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

Insurance Assets

Deferred Policy Acquisition Costs and Deferred Sales Inducements

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts primarily within our Individual Annuities segment. Sales inducements are amounts that are credited to the policyholders’ account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 13 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements (“DSI”) over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums, gross profits, or gross margins, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross margins, gross profits, or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Insurance Liabilities—Future Policy Benefits.” As of December 31, 2021, DAC and DSI for PFI excluding the Closed Block division were $18.0 billion and $0.8 billion, respectively, and DAC in our Closed Block division was $0.2 billion. This excludes amounts presented within “Assets held-for-sale” on the Consolidated Statement of Financial Position as of December 31, 2021. See Note 1 and Note 7 to the Consolidated Financial Statements for additional information.

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

Gross Margins. DAC associated with the traditional participating products of our Closed Block is amortized over the expected lives of these contracts in proportion to total gross margins. Total gross margins are defined as: i) amounts received from premiums, earned from investment of policyholder balances and other assessments, less ii) benefits paid, costs for contract administration, changes in the net level premium reserve for death and endowment benefits, annual policyholder dividends and other credits. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block results of operations. As of December 31, 2021, the excess of actual cumulative earnings over the expected cumulative earnings was $4,387 million.

The amortization methodologies for products not discussed above primarily relate to less significant DAC and DSI balances associated with products in our Group Insurance and Retirement segments, which comprised approximately 1% of the Company’s total DAC and DSI balances as of December 31, 2021.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for VOBA, which is an intangible asset that represents an adjustment to the stated value of acquired in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts using the same methodology and assumptions used to amortize DAC and DSI, as discussed above. VOBA is also subject to recoverability testing. As of December 31, 2021, VOBA was $771 million, and included $740 million related to the acquisition from American International Group (“AIG”) of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) in 2011. The remaining balance primarily relates to previously-acquired traditional life and defined benefit businesses. The VOBA balance excludes amounts presented within “Assets held-for-sale” on the Consolidated Statement of Financial Position as of December 31, 2021. See Note 1 and Note 8 to the Consolidated Financial Statements for additional information. The VOBA associated with the in-force contracts of the Star and Edison Businesses is less sensitive to assumption changes, as the majority is amortized in proportion to gross premiums which are more predictably stable compared to gross profits.

Annual assumptions review and quarterly adjustments

We perform an annual comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates that have resulted in a change to expected future gross profits and the amortization of DAC, DSI and VOBA have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2021, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.0% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 0.7% near-term mean reversion equity expected rate of return.

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

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of December 31, 2021, represented 44% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Retirement. The reserves for future policy benefits of our Retirement segment, which as of December 31, 2021, represented 24% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Individual Annuities. The reserves for future policy benefits of our Individual Annuities segment, which as of December 31, 2021, represented 4% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition date.

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

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of December 31, 2021, represented 7% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, investment yield and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are primarily established using the reserving methodology for GMDB and GMIB contracts, which utilizes current best estimate assumptions, as discussed above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2021, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of the present value of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for waiver of premium, claims reported but not yet paid, and claims incurred but not yet reported. The waiver of premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The reserve for claims reported but not yet paid is based on the inventory of claims that have been reported but not yet paid. The reserve for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2021, represented 3% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. Due to the recognition of a premium deficiency in the first quarter of 2020 as a result of the decline in interest rates, the active life reserves associated with our long-term care contracts are valued with the best estimate assumptions at that time. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expense assumptions. In addition, certain reserves for our long-term care products, including our disabled life reserves, are established each reporting period using current best estimate assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2021, represented 16% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. Our unearned revenue reserve also reported as a component of “Policyholders’ account balances” primarily relates to the variable and universal life products within our Individual Life and International Businesses segments and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC, DSI and VOBA as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the aggregate impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The figures below are presented in aggregate for the Company. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2021 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions across the Company; however, these may be non-parallel in practice and only applicable to specific businesses. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long-duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in, and instead the positive impacts would be recognized into net income over the life of the policies in force.

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

•The impacts of our Long-Term Care business, a component of our Divested and Run-off Businesses within our Corporate and Other operations. Long-Term Care Business sensitivities are presented separately from the immediately following table (see “—Sensitivities for the Long-Term Care business within Corporate and Other”). While the accounting for long-term care products primarily follows the locked-in assumptions model described above, as a result of the decline in interest rates in the first quarter of 2020, this business recognized a premium deficiency and unlocked and updated the previously locked-in assumptions used in the valuation model. Sensitivities are presented separately in order to provide stand-alone and supplementary information.

	December 31, 2021
	Increase (Decrease) in
Hypothetical change in current assumptions:	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired(1)	Future Policy Benefits and Policyholders’ Account Balances(2)	Net Impact
	(in millions)
Long-term interest rate:
Increase by 25 basis points	$55	$(55)	$110
Decrease by 25 basis points	$(50)	$50	$(100)

Long-term equity expected rate of return:
Increase by 50 basis points	$110	$(85)	$195
Decrease by 50 basis points	$(45)	$65	$(110)

NPR credit spread:
Increase by 50 basis points	$(415)	$(1,920)	$1,505
Decrease by 50 basis points	$455	$2,090	$(1,635)

Mortality:
Increase by 1%	$(35)	$(125)	$90
Decrease by 1%	$35	$125	$(90)

Lapse:
Increase by 10%	$(125)	$(715)	$590
Decrease by 10%	$130	$740	$(610)
________
(1)Includes the impact on deferred policy acquisition costs, deferred sales inducements and value of business acquired presented within “Assets held-for-sale” on the Consolidated Statements of Financial Position as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.
(2)Includes the impact on future policy benefits and policyholders’ account balances presented within “Liabilities held-for-sale” on the Consolidated Statements of Financial Position as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

Sensitivities for the Long-Term Care Business within Corporate and Other

The following table summarizes certain significant assumptions made in establishing best estimate reserves for long-term care products to perform premium deficiency testing, and the net impact that could result to the best estimate reserves from changes in these assumptions should they occur. Under U.S. GAAP, reserves for long-term care products are primarily calculated using the locked-in assumptions concept described above. As such, the adverse hypothetical impacts illustrated in the table below are those that would increase our best estimate reserves and, when compared to our GAAP reserves, may cause a premium deficiency that would require us to unlock and update our assumptions and record a charge to net income. The favorable hypothetical impacts in the table below would decrease our best estimate reserves but would not result in an immediate decrease to our GAAP reserves (given that we would be required to leave the current assumptions locked-in); rather, the positive impacts would be recognized into net income over the life of the policies in force.

The information below is for illustrative purposes and includes the impacts of changes in a single assumption and not changes in any combination of assumptions. As a result of emerging experience, changes in current assumptions may result in impacts to the best estimate reserve in future periods that are in excess of or lower than the amounts illustrated.

December 31, 2021
Assumption	Current Best Estimate Assumption	Best Estimate Assumption Change	Increase (Decrease) in Best Estimate Reserve (in millions)
Mortality Improvement	Based on “G2” industry mortality improvement scale, grossed up to apply to only healthy lives	Remove all mortality improvement	$(350)
Claim Incidence	Based on Company and industry experience. No reflection of future claim management efficiencies	Increase / decrease in claim incidence: +5% to -5%	$300 - $(300)
Average Ultimate Lapse Rate	Individual: 0.7% Group: 0.7%	-10 basis points to +10 basis points	$100 - $(100)
Investment Rate(1)	Weighted average of 4.81%	-25 basis points to +25 basis points	$400 - $(400)
Expected Future Premium Rate Increase Approvals	Approximately $0.5 billion for the rate increase program(2)	Decrease / increase unapproved rate increases by: -10% to +10%	$50 - $(50)
__________
(1)Investment rate reflects the expected investment yield over the life of the block of business, and is derived from the portfolio yield, current reinvestment rates and our intermediate and long-term assumptions for investment yields.
(2)Includes expected future premium rate increases and benefit reductions in lieu of rate increases, not yet approved.

Other Accounting Policies

Goodwill

As of December 31, 2021, our goodwill balance of $1,804 million is primarily reflected in the following reporting units: $1,080 million for Assurance IQ, $558 million for PGIM, and $130 million for Gibraltar Life and Other.

The Full Service Retirement business has been classified as held-for-sale and as a divested business within Corporate & Other and its assets, including goodwill of $455 million, are presented within “Assets held-for-sale” on the Consolidated Statement of Financial Position as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for further information on the pending disposition of the Full Service Retirement business.

We test goodwill for impairment on an annual basis, as of December 31 and more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level, which is the same as, or one level below, our operating segments. Although the accounting guidance provides for an optional qualitative assessment for testing goodwill impairment, all of our reporting units elected to perform the quantitative test, which compares each reporting unit’s estimated fair value to its carrying value. The carrying value represents the capital that the business would require if operating as a standalone entity.

The annual quantitative goodwill impairment analysis for Assurance IQ utilized both market valuation techniques based on both sales and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) forward multiples and discounted cash flow valuation techniques. The estimated fair value of Assurance IQ as of December 31, 2021 was based on weighting the results of each approach and included assumptions that a market participant would use to value the business. Based on the goodwill impairment test performed as of December 31, 2021, the Company recognized a non-cash goodwill impairment pre-tax charge of $1,060 million, ($837 million after-tax) for Assurance IQ driven by a decline in peer valuations combined with a reduction in the forecasted cash flows, as described further below.

The market approaches derived the value of Assurance IQ based on comparable publicly traded companies. Each comparable company was assigned a relative weight based on various factors, primarily focused on the comparability of lines of business and business mix, with additional considerations given to comparability of business lifecycle, growth, and profitability. Forward market multiples were developed for the comparable companies using independent analysts’ consensus estimates for each company’s forecasted sales and EBITDA. The market multiples were then applied to Assurance IQ’s forecasted results, and an implied control premium, reflective of expected synergies a market participant would realize, was added to determine a total estimated fair value for the reporting unit. The value of the comparable publicly traded companies declined in 2021, particularly during the last three months of the year, which significantly impacted the valuation of Assurance

IQ as of December 31, 2021, as the market multiples are utilized in both the market approaches and in estimating the terminal value under the discounted cash flow approaches. The deterioration in the peer valuations was mainly driven by sector-wide concerns attributed to margin compression and increased customer attrition, among other factors.

The discounted cash flow approaches estimated the fair value of Assurance IQ by applying a discount rate, derived from a capital asset pricing model and reflecting a market expected rate of return for the reporting unit, to its projected future cash flows. The projected future cash flows involved significant judgement and were based on our internal forecasts including expected synergies, and a range of terminal values, which incorporated an expected long-term growth rate and market-based multiples. Revisions to the long-term forecasts, following the annual Medicare enrollment period in the fourth quarter of 2021, reflected lower growth rates in Medicare sales driven by slower agent growth, and increased operating expenses, along with other changes in business plans, including shifts in the product mix. The long-term forecasts also incorporated changes in the current and expected industry and market conditions and trends, in addition to the business specific factors. These revisions led to declines in the cash flow projections, consistent with how a market participant would assess the outlook of the business.

The $1,060 million pre-tax impairment charge resulted in a $1,080 million goodwill asset assigned to the Assurance IQ reporting unit as of December 31, 2021. See “Risk Factors—Strategic Risk” for additional information on risks that may impact the performance and fair value of Assurance IQ and may result in additional impairment charges in future periods.

Gibraltar Life and Other and PGIM completed a quantitative impairment analysis using an earnings multiple approach, which resulted in their fair value exceeding their carrying value by a weighted average of 545% as of December 31, 2021.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. For example, as of December 31, 2021, a 1% change in the discount rate applied as part of the discounted cash flow approaches would result in an approximately $100 million change in the overall estimated fair value of Assurance IQ, while a 1% change in the growth rate in Medicare sales would change the estimated fair value of Assurance IQ by approximately $65 million. While changes in individual factors or events impact the valuation of our reporting units, it is the magnitude of the change of all valuation inputs, considered in totality, that will ultimately determine the impact to the fair value of our businesses holding goodwill. For all reporting units tested, unanticipated changes in business performance or the regulatory environment, market declines or other events impacting the fair value of these businesses, including changes in market multiples, discount rates, interest rates and growth rate assumptions or increases in the level of equity required to support these businesses, could cause additional goodwill impairment charges in future periods. For additional information on goodwill and our reporting segments, see Note 2 and Note 10 to the Consolidated Financial Statements.

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

We determine our expected rate of return on plan assets based upon a building block approach that considers plan asset mix, risk free rates, inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, the effect of active management and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to the Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2021 was 6.00% for our domestic pension plans and 6.75% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2020, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2021
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in expected rate of return by 100 bps	$(141)	$(15)
Decrease in expected rate of return by 100 bps	$141	$15

Foreign pension plans represent 4% of plan assets at the beginning of 2021. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $4 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to the Consolidated Financial Statements for information regarding the December 31, 2020 methodology we employed to determine our discount rate for 2021. Our assumed discount rate for 2021 was 2.55% for our domestic pension plans and 2.40% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2020, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2021
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in discount rate by 100 bps	$(142)	$(4)
Decrease in discount rate by 100 bps	$169	$4

Foreign pension plans represent 13% of plan obligations at the beginning of 2021. An increase in discount rate by 100 bps would result in a decrease in net periodic pension costs of $6 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $10 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2021, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2022, we increased the discount rate to 2.85% from 2.55% in 2021. The expected rate of return on plan assets will increase to 6.00% in 2022 from 5.75% in 2021, and the assumed rate of increase in compensation will remain unchanged at 4.5%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2021, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows.

	December 31, 2021
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation

	(in millions)
Increase in discount rate by 100 bps	$(1,559)	$(140)
Decrease in discount rate by 100 bps	$1,866	$165
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

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2021 “Total income tax expense (benefit)” of $94 million.

The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses up to five years. For 2020, the Company recorded an income tax benefit of $51 million and $149 million from carrying the 2018 and 2020 NOLs back to tax years that have a 35% tax rate.

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

Commission Revenue

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

Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted, and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

The Company has an established governance framework to manage the implementation of the standard. The Company’s implementation efforts continue to progress including, but not limited to, implementing refinements to key accounting policy decisions, modifications to actuarial valuation models, updates to data sourcing capabilities, automation of key financial reporting and analytical processes and updates to internal controls over financial reporting.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. While the magnitude of impacts is still being assessed, the Company expects the standard to result in a significant decrease to “Total equity” upon adoption, primarily from remeasuring in-force contract liabilities using current upper-medium grade fixed income instrument yields through “Accumulated other comprehensive income (loss)”. The standard also requires significantly enhanced disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment
PGIM

Business Updates

•In March 2021, we sold our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy, to our partner UBI Banca, (acquired in 2020 by Intesa Sanpaolo Group), resulting in a pre-tax gain of $378 million. See Note 1 to the Consolidated Financial Statements for additional information.
•In August 2021, we completed the acquisition of Montana Capital Partners, a European-based private equity secondaries asset manager with approximately $3 billion of assets under management.
•In December 2021, we completed the acquisition of Green Harvest Asset Management LLC, a separately managed account platform providing customized solutions for the high net worth market with approximately $2 billion of assets under management.

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Operating results(1):
Revenues	$4,493	$4,153	$3,589
Expenses	2,850	2,891	2,591
Adjusted operating income	1,643	1,262	998
Realized investment gains (losses), net, and related adjustments	(3)	0	(1)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	69	159	8
Other adjustments(2)	(13)	0	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,696	$1,421	$1,005
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

Adjusted Operating Income

2021 to 2020 Annual Comparison. Adjusted operating income increased $381 million, primarily reflecting an increase in service, distribution and other revenues driven by a gain from the sale of our Pramerica SGR joint venture in the current year, and higher asset management fees, net of related expenses, due to higher average assets under management as a result of market appreciation, including strong investment performance, and third-party inflows. The increases were partially offset by lower other related revenues, net of related expenses, primarily driven by more favorable seed and co-investment results in the prior year from the impact of tightening credit spreads on fixed income investments, and lower performance-based incentive fees reflecting more favorable fees earned in the prior year, as well as higher compensation expenses associated with business growth and certain long-term employee compensation plans.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$1,439	$1,350	$1,283
Retail customers(1)	1,275	1,003	878
General account	588	557	521
Total asset management fees	3,302	2,910	2,682
Other related revenues by source:
Incentive fees	154	206	169
Transaction fees	27	26	22
Co- and seed investments	49	122	79
Commercial mortgage(2)	173	198	110
Total other related revenues	403	552	380
Service, distribution and other revenues(3)	788	691	527
Total revenues	$4,493	$4,153	$3,589
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

(3)Includes payments from Wells Fargo under an agreement dated as of July 30, 2004, implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wells Fargo. The agreement extended for ten years from the Wachovia Securities joint venture termination date of December 31, 2009 to December 31, 2019. The revenue from Wells Fargo under this agreement was $60 million for the year ended December 31, 2019.

2021 to 2020 Annual Comparison. Revenues increased $340 million. Asset management fees increased primarily reflecting higher average assets under management as a result of market appreciation, including strong investment performance, and third-party inflows. Service, distribution and other revenues increased primarily reflecting a gain from the sale of our Pramerica SGR joint venture in the current year, partially offset by more favorable revenues from certain consolidated funds in the prior year (which were fully offset by higher expenses related to noncontrolling interests in these funds). Other related revenues decreased primarily driven by more favorable seed and co-investment results in the prior year from the impact of tightening credit spreads, and lower performance-based incentive fees reflecting more favorable fees earned in the prior year.

Expenses decreased $41 million, primarily reflecting higher variable expenses in the prior year associated with higher revenues of certain consolidated funds, as discussed above. This decrease was partially offset by an increase in other variable expenses, primarily reflecting higher asset management fees, as well as higher compensation expenses primarily driven by business growth and certain long-term employee compensation plans tied to performance factors.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	December 31,
	2021	2020	2019
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$216.2	$202.4	$165.7
Public fixed income	980.7	1,004.5	885.9
Real estate	132.6	121.5	117.1
Private credit and other alternatives	108.7	106.5	97.5
Multi-asset	85.6	63.7	64.8
Total PGIM assets under management	$1,523.8	$1,498.6	$1,331.0

Assets under management within other reporting segments(2)	218.5	222.3	219.9
Total PFI assets under management	$1,742.3	$1,720.9	$1,550.9
__________
(1)“Public equity” represents stock ownership interest in a corporation or partnership (excluding hedge funds) or real estate investment trust. “Public fixed income” represents debt instruments that pay interest and usually have a maturity (excluding mortgages). “Real estate” includes direct real estate equity and real estate mortgages. “Private credit and other alternatives” includes private credit, private equity, hedge funds and other alternative strategies. “Multi-asset” includes funds or products that invest in more than one asset class, balancing equity and fixed income funds and target date funds.
(2)Primarily includes assets related to certain annuity, variable life, retirement and group life products in our U.S. Businesses and Corporate & Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

2021 to 2020 Annual Comparison. PGIM’s assets under management increased $25 billion in 2021, primarily reflecting market appreciation, including strong investment performance, and third-party inflows.

The following table sets forth assets under management by source as of the dates indicated:

	December 31,
	2021	2020	2019
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$629.4	$614.9	$552.8
Retail customers	401.4	372.0	305.6
General account	493.0	511.7	472.6
Total PGIM assets under management	$1,523.8	$1,498.6	$1,331.0

Assets under management within other reporting segments(2)	218.5	222.3	219.9
Total PFI assets under management	$1,742.3	$1,720.9	$1,550.9
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
(2)Primarily includes assets related to certain annuity, variable life, retirement and group life products in our U.S. Businesses and Corporate & Other operations, and certain general account assets in our International Businesses. These assets are not directly managed by PGIM, but rather are invested in non-proprietary funds or are managed by either the divisions themselves or by our Chief Investment Officer Organization.

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	December 31,
	2021	2020	2019
	(in billions)
Beginning assets under management	$1,498.6	$1,331.0	$1,181.5
Institutional third-party flows	10.9	3.0	(6.5)
Retail third-party flows	0.1	17.2	5.7
Total third-party flows	11.0	20.2	(0.8)
Affiliated flows(1)	(12.2)	(8.5)	(3.9)
Market appreciation (depreciation)(2)	35.4	146.7	148.6
Foreign exchange rate impact	(12.4)	6.8	0.5
Net money market activity and other increases (decreases)	3.4	2.4	5.1
Ending assets under management	$1,523.8	$1,498.6	$1,331.0
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

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of December 31, 2021, these assets increased approximately $11 billion compared to December 31, 2020, primarily reflecting private capital deployed, partially offset by capital returned to investors.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	December 31,
	2021	2020	2019
	(in billions)
Private capital deployed:
Real estate debt and equity	$34.7	$24.4	$26.1
Private credit and equity	14.5	12.6	13.2
Total private capital deployed	$49.2	$37.0	$39.3

Seed and Co-Investments

As of December 31, 2021 and December 31, 2020, PGIM had approximately $1,175 million and $1,205 million of seed investments and $517 million and $685 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Year ended December 31,
	2021	2020(1)	2019(1)
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement	$2,178	$1,385	$1,238
Group Insurance	(455)	(16)	285
Individual Annuities	1,901	1,470	1,843
Individual Life	393	(48)	87
Assurance IQ(2)	(142)	(88)	(9)
Total U.S. Businesses	3,875	2,703	3,444
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	1,839	(2,510)	(1,922)
Charges related to realized investment gains (losses), net	(296)	(121)	(58)
Market experience updates(3)	747	(591)	(408)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	7	4	2
Other adjustments(4)(5)	(1,099)	51	(47)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$5,073	$(464)	$1,011
________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information about this disposition.
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
(4)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration. See Note 22 to the Consolidated Financial Statements for additional information.
(5)In the fourth quarter of 2021, the Company recognized a goodwill impairment of $1,060 million related to Assurance IQ. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information.

2021 to 2020 Annual Comparison. Adjusted operating income for our U.S. Businesses increased by $1,172 million primarily due to:

•Higher net investment spread results driven by higher income on non-coupon investments;

•A favorable comparative net impact from our annual reviews and update of assumptions and other refinements; and

•Higher fee income, net of distribution expenses and other associated costs, primarily in our Individual Annuities business.

•Partially offsetting these increases were lower underwriting results primarily driven by higher COVID-19 related mortality claims in our Group Insurance business, and lower COVID-19 related mortality gains in our Retirement business.

Retirement

Business Update

•In July 2021, the Company entered into a definitive agreement to sell its Full Service Retirement business to Great-West Life & Annuity Insurance Company (“Great-West”). The transaction involves the sale of legal entities, reinsurance, and the transfer of contracts and brokerage accounts, and is expected to close in the first half of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. See Note 1 to the Consolidated Financial Statements for additional information.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of the Full Service Retirement business as “held-for-sale” and transferred the results of this business to Divested and Run-off Businesses within Corporate and Other operations. All prior period amounts have been restated to conform to current period presentation. As such, the following results are now solely reflective of Retirement’s Institutional Investment Products business. See “Business—Retirement” for additional information about the Institutional Investment Products business.

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Operating results:
Revenues	$15,298	$10,051	$13,003
Benefits and expenses	13,120	8,666	11,765
Adjusted operating income	2,178	1,385	1,238
Realized investment gains (losses), net, and related adjustments	206	(7)	291
Charges related to realized investment gains (losses), net	(17)	(1)	4
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	6	3	2
Income (loss) before income taxes and equity in earnings of operating joint ventures	$2,373	$1,380	$1,535

Adjusted Operating Income

2021 to 2020 Annual Comparison. Adjusted operating income increased $793 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 and 2020 included net charges of $14 million and $20 million, respectively, from these updates, primarily driven by an increase in expected benefit payments. Excluding this item, adjusted operating income increased $787 million, primarily driven by higher net investment spread results, reflecting higher income on non-coupon investments.

Revenues, Benefits and Expenses

2021 to 2020 Annual Comparison. Revenues increased $5,247 million. This increase primarily reflected higher pension risk transfer premiums due to new sales in the current year, with corresponding offsets in policyholders’ benefits, as discussed below, and higher net investment income and other income, primarily reflecting higher income on non-coupon investments.

Benefits and expenses increased $4,454 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $4,460 million driven primarily by an increase in policyholders’ benefits, including changes in reserves related to the higher pension risk transfer premiums discussed above.

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

	Year ended December 31,
	2021	2020	2019
	(in millions)
Beginning total account value	$243,387	$227,596	$200,759
Additions(1)	21,967	22,469	31,101
Withdrawals and benefits	(20,825)	(18,288)	(16,743)
Change in market value, interest credited and interest income	1,881	8,854	9,089
Other(2)	(690)	2,756	3,390
Ending total account value	$245,720	$243,387	$227,596
__________
(1)Additions primarily include: group annuities and funded pension reinsurance calculated based on premiums received; international longevity reinsurance contracts calculated as the present value of future projected benefits; investment-only stable value contracts calculated as the fair value of customers’ funds held in a client-owned trust; and funding agreements issued calculated based on premiums received.
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international longevity reinsurance business and changes in asset balances for externally-managed accounts. For the years ended December 31, 2021 and 2020, “Other” activity also includes $3,079 million in receipts offset by $3,224 million in payments and $6,989 million in receipts offset by $6,695 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

2021 to 2020 Annual Comparison. The increase in account values primarily reflected a favorable change in the market value of account assets, and net additions primarily driven by international longevity reinsurance activity, partially offset by investment-only stable value account withdrawals. These increases were partially offset by a decrease in other activity primarily driven by the negative impact of foreign exchange rate changes.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Operating results:
Revenues	$6,217	$5,786	$5,750
Benefits and expenses	6,672	5,802	5,465
Adjusted operating income	(455)	(16)	285
Realized investment gains (losses), net, and related adjustments	(16)	48	(20)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(471)	$32	$265
Benefits ratio(1)(4):
Group life(2)	102.7%	93.4%	87.4%
Group disability(2)	83.8%	78.4%	75.4%
Total Group Insurance(2)	98.3%	90.2%	84.7%
Administrative operating expense ratio(3)(4):
Group life	11.3%	12.4%	12.7%
Group disability	32.1%	26.1%	24.1%
Total Group Insurance	16.3%	15.4%	15.2%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefits ratios reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 102.7%, 83.8% and 98.3% for 2021, respectively, 93.6%, 78.8% and 90.4% for 2020, respectively, and 87.0%, 77.7% and 84.9% for 2019, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

2021 to 2020 Annual Comparison. Adjusted operating income decreased $439 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 and 2020 included net benefits from this update of $1 million and $11 million, respectively. Excluding this item, adjusted operating income decreased $429 million, primarily reflecting lower underwriting results in our group life business driven by unfavorable claim experience primarily due to COVID-19 impacts on non-experience-rated contracts, and lower underwriting results in our group disability business driven by less favorable claims experience on long-term disability contracts. These decreases were partially offset by higher net investment spread results driven by higher income on non-coupon investments.

Revenues, Benefits and Expenses

2021 to 2020 Annual Comparison. Revenues increased $431 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $453 million. The increase primarily reflected higher premiums and policy charges and fee income in our group life business primarily due to COVID-19 impacts on experience-rated contracts, with offsets in policyholders’ benefits and changes in reserves, as discussed below, as well as growth in our group disability business and higher net investment income from higher income on non-coupon investments.

Benefits and expenses increased $870 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $882 million. The increase primarily reflected higher policyholders’ benefits, including changes in reserves, in our group life business mostly due to COVID-19 impacts on both non-experience- and experience-rated contracts, and increases in our group disability business driven by growth, as discussed above, and a less favorable impact from claims experience on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Annualized new business premiums(1):
Group life	$265	$243	$254
Group disability	221	163	159
Total	$486	$406	$413
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2021 to 2020 Annual Comparison. Total annualized new business premiums increased $80 million, primarily driven by higher sales in both our group disability and group life businesses from both new and existing clients.

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

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of this block of business as “held-for-sale”; however, its results will continue to be reported within Individual Annuities’ operating results until the sale is completed. See Note 1 to the Consolidated Financial Statements for additional information.

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Operating results:
Revenues	$4,914	$4,440	$4,995
Benefits and expenses	3,013	2,970	3,152
Adjusted operating income	1,901	1,470	1,843
Realized investment gains (losses), net, and related adjustments	1,732	(2,911)	(2,551)
Charges related to realized investment gains (losses), net	(465)	4	59
Market experience updates(1)	657	(324)	(100)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$3,825	$(1,761)	$(749)
________
(1)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2021 to 2020 Annual Comparison. Adjusted operating income increased $431 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 included a $15 million net charge from these updates primarily reflecting the impact of unfavorable policyholder behavior updates. Results for 2020 included a $136 million net charge from these updates primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Excluding this item, adjusted operating income increased $310 million. The increase was primarily driven by higher fee income, net of distribution expenses and other associated costs, resulting from higher average separate account values due to favorable equity markets, partially offset by net outflows, and favorable impacts from our living benefit guarantees. Also contributing to the increase were higher net investment spread results, driven by higher income on non-coupon investments, and lower operating expenses.

Revenues, Benefits and Expenses

2021 to 2020 Annual Comparison. Revenues increased $474 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $344 million. The increase was primarily driven by higher policy charges and fee income, as well as higher asset management and service fees, reflecting higher average separate account values and favorable impacts from our living benefit guarantees. Also contributing to the increase was higher net investment income, primarily reflecting higher income on non-coupon investments.

Benefits and expenses increased $43 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $34 million primarily driven by higher general and administrative expenses, net of capitalization, driven by higher distribution and asset management expenses reflecting higher average separate account values, as discussed above, partially offset by lower operating expenses. This increase was partially offset by lower interest expense.

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

	Year ended December 31,
	2021	2020	2019
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$176,280	$169,681	$151,080
Sales	6,599	6,815	9,720
Full surrenders and death benefits	(10,401)	(7,845)	(9,374)
Sales, net of full surrenders and death benefits	(3,802)	(1,030)	346
Partial withdrawals and other benefit payments	(5,712)	(5,191)	(5,163)
Net flows	(9,514)	(6,221)	(4,817)
Change in market value, interest credited and other activity	19,188	16,360	27,072
Policy charges	(3,649)	(3,540)	(3,654)
Ending total account value(2)	$182,305	$176,280	$169,681
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $176.4 billion, $170.5 billion and $164.9 billion as of December 31, 2021, 2020 and 2019, respectively. Fixed annuity account values were $5.9 billion, $5.7 billion and $4.8 billion as of December 31, 2021, 2020 and 2019, respectively.
(2)Includes approximately $30 billion of account values that are classified as “held-for-sale” as of December 31, 2021 in relation to the planned PALAC sale, as discussed above.

2021 to 2020 Annual Comparison. The increase in account values during 2021 was primarily driven by favorable changes in the market value of contractholder funds, partially offset by net outflows and policy charges.

Sales for 2021 reflected our product pivot strategy and consisted largely of indexed variable annuities, as sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020. The decrease in sales, net of full surrenders and death benefits, largely reflects lower full surrenders in the prior year driven by general uncertainty around COVID-19.

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

Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of our indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides a certain level of protection from lapse in the case of rising interest rates.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge

Program, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. For information on our external reinsurance agreements, see “Business—Individual Annuities” and Note 14 to the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in the third quarter of 2021, we announced that we had entered into an agreement to sell a portion of our in-force traditional variable annuity block, as described above. See “Business—Individual Annuities” for more information about these products and Note 1 to the Consolidated Financial Statements for additional information regarding the disposition.

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

	December 31,
	2021	2020
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables	$13,028	$18,537
NPR adjustment, net of reinsurance recoverables	2,832	4,103
Subtotal	15,860	22,640
Adjustments including risk margins and valuation methodology differences	(3,444)	(5,080)
Economic liability managed through the ALM strategy	$12,416	$17,560

As of December 31, 2021, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

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

	Year ended December 31,
	2021	2020	2019
Results excluded from adjusted operating income	(in millions)(1)
Change in value of U.S. GAAP liability, pre-NPR(2)	$7,417	$(4,979)	$(1,510)
Change in the NPR adjustment	(1,272)	581	(1,103)
Change in fair value of hedge assets, excluding capital hedges(3)	(4,270)	2,251	695
Change in fair value of capital hedges(4)	(1,268)	(900)	(1,024)
Other	1,125	136	391
Realized investment gains (losses), net, and related adjustments	1,732	(2,911)	(2,551)
Market experience updates(5)	657	(324)	(100)
Charges related to realized investment gains (losses), net	(465)	4	59
Total results excluded from adjusted operating income(6)	$1,924	$(3,231)	$(2,592)
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
(6)Excludes amounts from the changes in fair value of fixed income instruments recorded in OCI (versus net income) of ($1,727) million, $1,384 million and $845 million as of December 31, 2021, 2020 and 2019, respectively.

For 2021, the gain of $1,924 million was driven by a favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) as well as favorable market experience updates largely due to favorable equity markets and rising interest rates. These impacts were partially offset by an unfavorable NPR adjustment, losses associated with our capital hedge program and charges related to the amortization of DAC and other costs.

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
The majority of our traditional variable annuity contracts with living benefit guarantees, and contracts sold with our highest daily living benefit features, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our ALM strategy. We may also utilize external reinsurance as a form of additional risk mitigation. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the automatic rebalancing feature are also managed through our ALM strategy. Certain legacy products with GMAB rider options include the automatic rebalancing feature but are not included in the ALM strategy. As discussed above, sales of traditional variable annuities with living benefit guarantees and automatic rebalancing features have been discontinued as of December 31, 2020, and in the third quarter of 2021, we announced that we had entered into an agreement to sell a portion of our in-force traditional variable annuity block. See “Business—Individual Annuities” for more information about these products and Note 1 to the Consolidated Financial Statements for additional information regarding the disposition.
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
The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated:

	December 31,
	2021		2020		2019
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$112,543	64%	$112,177	66%	$111,535	68%
ALM strategy only(3)	7,278	4%	7,410	4%	7,703	5%
Automatic rebalancing only	567	0%	634	1%	732	1%
External reinsurance(4)	3,303	2%	3,173	2%	3,150	2%
PDI	16,909	10%	18,540	11%	16,296	9%
Other products	2,444	1%	2,492	1%	2,457	1%
Total living benefit/GMDB features	$143,044		$144,426		$141,873
GMDB features and other(5)	33,395	19%	26,120	15%	23,055	14%
Total variable annuity account value(6)	$176,439		$170,546		$164,928
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
(6)Includes approximately $30 billion of account values that are classified as “held-for-sale” as of December 31, 2021 in relation to the planned PALAC sale, as discussed above.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Operating results:
Revenues	$6,897	$6,398	$6,115
Benefits and expenses	6,504	6,446	6,028
Adjusted operating income	393	(48)	87
Realized investment gains (losses), net, and related adjustments	(83)	359	358
Charges related to realized investment gains (losses), net	186	(124)	(121)
Market experience updates(1)	90	(267)	(308)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	1	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$587	$(79)	$16
________
(1)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.
Adjusted Operating Income

2021 to 2020 Annual Comparison. Adjusted operating income increased $441 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 included a $7 million net benefit from these updates, mainly driven by favorable impacts related to assumptions for investment returns, partially offset by updates to reinsurance premiums. Results for 2020 included a $92 million net charge from these updates, mainly driven by unfavorable impacts related to a decrease in long-term interest rate assumptions. Excluding this item, adjusted operating income increased $342 million, primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, and higher underwriting results. The increase in underwriting results was driven by the absence of an unfavorable impact from a change in business practice related to the level of premiums collected on certain policies that resulted in reserve refinements in the prior year, and business growth, partially offset by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims.

Revenues, Benefits and Expenses

2021 to 2020 Annual Comparison. Revenues increased $499 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $606 million. This increase was primarily driven by higher net investment income from higher income on non-coupon investments and higher average invested assets, partially offset by lower investment yields. The increase also reflected higher policy charges and fee income driven by lower ceded reinsurance, which were mostly offset by reserve changes in policyholders’ benefits, as discussed below, and business growth.

Benefits and expenses increased $58 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $264 million. This increase reflected higher policyholders’ benefits, including changes in reserves, primarily driven by an unfavorable impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims, as well as reserve changes from lower ceded reinsurance, partially offset by the absence of an unfavorable impact from a change in business practice related to the level of premiums collected on certain policies that resulted in reserve refinements in the prior year.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	2021			2020			2019
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Term Life	$20	$95	$115	$26	$122	$148	$27	$173	$200
Guaranteed Universal Life(1)	0	45	45	3	91	94	8	87	95
Other Universal Life(1)	8	49	57	17	74	91	38	117	155
Variable Life	121	417	538	100	349	449	78	200	278
Total	$149	$606	$755	$146	$636	$782	$151	$577	$728
__________
(1)Single pay life premiums and excess (unscheduled) premiums are included in annualized new business premiums based on a 10% credit and represented approximately 1%, 7% and 9% of Guaranteed Universal Life and 2%, 7% and 14% of Other Universal Life annualized new business premiums for the years ended December 31, 2021, 2020 and 2019, respectively.

2021 to 2020 Annual Comparison. Total annualized new business premiums decreased $27 million, primarily driven by lower sales of guaranteed universal life, other universal life and term life products due to pricing and product actions, partially offset by higher sales of variable universal life products.

Assurance IQ

Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated. Results for 2019 only reflect activity from October 10, 2019 (“acquisition date”) through December 31, 2019.

	2021	2020	2019(1)
	(in millions)
Operating results:
Revenues	$558	$391	$101
Expenses	700	479	110
Adjusted operating income	(142)	(88)	(9)
Realized investment gains (losses), net, and related adjustments	0	1	0
Other adjustments(2)(3)	(1,099)	51	(47)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,241)	$(36)	$(56)
  __________
(1)Represents activity from the acquisition date through December 31, 2019. See Note 1 to the Consolidated Financial Statements for additional information.
(2)All periods include certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. See Note 1 to the Consolidated Financial Statements for additional information.
(3)In the fourth quarter of 2021, the Company recognized a goodwill impairment of $1,060 million. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2021 to 2020 Annual Comparison. Adjusted operating income decreased $54 million, reflecting higher operating and variable expenses, including those supporting business growth, partially offset by increased revenues primarily related to growth in the Medicare and Personal Finance lines.

Revenues and Expenses

2021 to 2020 Annual Comparison. Revenues increased $167 million, primarily due to commissions and case referral revenues from the Medicare line, driven by business growth and from a strategic shift by the business to emphasize Medicare products, as well as from higher case referral sales of Personal Finance products. Expenses increased $221 million, driven by higher marketing and distribution costs primarily related to the Medicare and Personal Finance lines, and higher general and administrative operating expenses supporting business growth.

International Businesses

Business Updates

•In the second quarter of 2021, the Company completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. for cash consideration of approximately NT 5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $80 million as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information. Effective in the third quarter of 2020, the results of this business and the impact of its sale were reflected in Divested and Run-off Businesses that are included in Corporate and Other, and all prior period amounts have been updated to conform to the current period presentation. See “—Divested and Run-off Businesses.”

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Year ended December 31,
	2021	2020	2019

	(in millions)
Operating results:
Revenues:
Life Planner	$10,643	$10,122	$9,605
Gibraltar Life and Other	11,272	11,454	11,331
Total revenues	21,915	21,576	20,936
Benefits and expenses:
Life Planner	8,869	8,618	8,172
Gibraltar Life and Other	9,656	10,006	9,652
Total benefits and expenses	18,525	18,624	17,824
Adjusted operating income:
Life Planner	1,774	1,504	1,433
Gibraltar Life and Other	1,616	1,448	1,679
Total adjusted operating income	3,390	2,952	3,112
Realized investment gains (losses), net, and related adjustments	17	727	1,240
Charges related to realized investment gains (losses), net	(32)	(42)	(12)
Market experience updates(1)	0	(39)	(31)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(79)	(48)	(107)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$3,296	$3,550	$4,202
   __________
(1)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2021 to 2020 Annual Comparison. Adjusted operating income from our Life Planner operations increased $270 million including a net unfavorable impact of $7 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $2 million net benefit in 2021 compared to a $42 million net charge in 2020. The net charge in 2020 was primarily driven by unfavorable impacts related to a decrease in long-term interest rate assumptions.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations increased $233 million, primarily reflecting higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were more favorable underwriting results primarily due to the growth of business in force in our Japan and Brazil operations, partially offset by unfavorable impacts from mortality experience due to COVID-19 related claims, primarily in Brazil and Japan.

Adjusted operating income from our Gibraltar Life and Other operations increased $168 million including a net unfavorable impact of $21 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $16 million net charge in 2021 compared to a $52 million net charge in 2020. The net charge in 2021 reflected unfavorable impacts primarily related to lapse assumption updates. The net charge in 2020 was primarily driven by updates of reserves reflecting the impact of a decrease in long-term interest rate assumptions, as well as other refinements.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations increased

$153 million, primarily reflecting lower expenses, including the absence of certain costs associated with COVID-19 incurred in the prior year, and higher earnings from our joint venture investments. Also contributing to the increase were higher net investment spread results driven by higher income on non-coupon investments, partially offset by lower reinvestment yields.

Revenues, Benefits and Expenses

2021 to 2020 Annual Comparison. Revenues from our Life Planner operations increased $521 million including a net unfavorable impact of $150 million from currency fluctuations and a net charge of $34 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $705 million, primarily reflecting higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields. Also contributing to the increase were higher premiums and policy charges and fee income attributable to the growth of business in force.

Benefits and expenses from our Life Planner operations increased $251 million including a net favorable impact of $143 million from currency fluctuations and a net benefit of $78 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $472 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force.

Revenues from our Gibraltar Life and Other operations decreased $182 million, including a net unfavorable impact of $80 million from currency fluctuations and a net benefit of $9 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues decreased $111 million primarily reflecting lower premiums and policy charges and fee income. The decrease was partially offset by higher net investment income driven by higher income on non-coupon investments, partially offset by lower reinvestment yields.
Benefits and expenses from our Gibraltar Life and Other operations decreased $350 million including a net favorable impact of $59 million from currency fluctuations and a net benefit of $27 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses decreased $264 million, primarily driven by lower policyholders’ benefits, including changes in reserves, and lower expenses, including the absence of certain costs associated with COVID-19 incurred in the prior year.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Year ended December 31,
	2021	2020	2019

	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$940	$1,041	$1,097
Gibraltar Life and Other	1,000	1,149	1,213
Total	$1,940	$2,190	$2,310
On a constant exchange rate basis:
Life Planner	996	1,075	1,096
Gibraltar Life and Other	1,006	1,153	1,220
Total	$2,002	$2,228	$2,316

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

2021 to 2020 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Year Ended December 31, 2021					Year Ended December 31, 2020
	Life	Accident & Health	Retirement (1)	Annuity	Total	Life	Accident & Health	Retirement (1)	Annuity	Total

	(in millions)
Life Planner	$552	$72	$368	$4	$996	$567	$69	$439	$ 0	$1,075
Gibraltar Life and Other:
Life Consultants	261	27	39	161	488	341	33	59	62	495
Banks(2)	252	0	12	54	318	418	0	23	18	459
Independent Agency	73	22	97	8	200	100	5	89	5	199
Subtotal	586	49	148	223	1,006	859	38	171	85	1,153
Total	$1,138	$121	$516	$227	$2,002	$1,426	$107	$610	$85	$2,228
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 3% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2021, and 3% and 71%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the year ended December 31, 2020.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations decreased $79 million, reflecting the absence of higher sales of USD-denominated products ahead of pricing increases in the third quarter of 2020, as well as lower sales in the current year as a result of those pricing increases, partially offset by higher sales resulting from an easing of COVID-19 restrictions in the current year.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $147 million. Bank channel and Life Consultants sales decreased $141 million and $7 million, respectively, reflecting the absence of higher sales of USD-denominated products ahead of pricing increases in the third quarter of 2020, as well as lower sales in the current year as a result of those pricing increases. The decrease in Life Consultants sales was partially offset by an easing of COVID-19 restrictions in the current year, and higher sales of USD-denominated fixed annuity products driven by higher crediting rates reflecting rising interest rates. Independent Agency sales increased $1 million reflecting higher sales of accident and health products to a single large client in the current year, which were largely offset by the impacts of price increases on USD-denominated products described above.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Life Planners:
Japan	4,566	4,555	4,356
All other countries	1,458	1,511	1,833
Gibraltar Life Consultants	7,100	7,254	7,403
Total	13,124	13,320	13,592

2021 to 2020 Comparison. The number of Life Planners decreased by 42, driven by a decrease of 53 in other operations, primarily attributable to Argentina, and to a lesser degree Brazil. Life Planners in Japan increased by 11 as a result of recruiting efforts and fewer terminations. The number of Gibraltar Life Consultants decreased by 154, primarily reflecting recruiting challenges due to COVID-19.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2021	2020(1)	2019(1)

	(in millions)
Operating results:
Interest expense on debt	$(827)	$(894)	$(866)
Investment income	174	134	250
Pension and employee benefits	284	191	149
Other corporate activities	(1,238)	(1,398)	(1,432)
Adjusted operating income	(1,607)	(1,967)	(1,899)
Realized investment gains (losses), net, and related adjustments	94	(2,357)	(193)
Charges related to realized investment gains (losses), net	8	3	(53)
Market experience updates(2)	3	(10)	(10)
Divested and Run-off Businesses	716	(450)	992
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(38)	(25)	(6)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(824)	$(4,806)	$(1,169)
__________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information about these divestitures.
(2)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability, which are excluded from adjusted operating income beginning with the second quarter of 2019. See Note 22 to the Consolidated Financial Statements for additional information.

2021 to 2020 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $360 million. Net charges from other corporate activities decreased $160 million, primarily reflecting the absence of a significant charge to legal reserves incurred in the prior year, partially offset by increased costs related to the early extinguishment of debt in the current year. Also contributing to the decrease were favorable results of $93 million from pension and employee benefits, primarily driven by lower interest costs on our qualified pension plan obligation, $67 million of lower interest expense on debt, reflecting lower average debt balances and interest rates, and $40 million of higher investment income, primarily driven by favorable results on non-coupon investments.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2022, we increased the discount rate from 2.55% to 2.80% as of December 31, 2021. The expected rate of return on plan assets will increase from 5.75% in 2021 to 6.00% in 2022. The assumed rate of increase in compensation will remain unchanged at 4.50%. Giving effect to the foregoing changes and other factors, we expect income from our qualified pension plan in 2022 to be approximately $40 million to $50 million higher than 2021 levels. This increase is primarily driven by higher earnings from an increase in the expected rate of return and lower loss amortization, partially offset by higher interest costs on the plan obligation due to a higher discount rate.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2022, we increased the discount rate from 2.40% to 2.75% as of December 31, 2021. The expected rate of return on plan assets will increase from 6.75% in 2021 to 7.00% in 2022. In addition, the Company has amended certain provisions of its Retiree Medical Savings Account plan. Giving effect to the foregoing changes and other factors, we expect postretirement income in 2022 to be approximately $25 million to $35 million higher than 2021 levels. This increase is primarily driven by the changes to the Company’s Retiree Medical Savings Account plan and lower loss amortization.

In 2022, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, including the changes to the Company’s Retiree Medical Savings Account plan, see Note 18 to the Consolidated Financial Statements.

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

	Year ended December 31,
	2021	2020	2019
	(in millions)
Long-Term Care	$458	$351	$469
Other(1)	258	(801)	523
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$716	$(450)	$992
 __________
(1)Effective second quarter of 2020, the results of POK and the impact of its sale are excluded from the International Businesses and are included herein. Effective third quarter of 2020, the results of POT and the impact of its sale are excluded from the International Businesses and are included herein. Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included herein. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Consolidated Financial Statements for additional information about these divestitures.

Long-Term Care. Results for the year ended December 31, 2021 increased $107 million compared to 2020, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2021 included a $62 million net benefit from these updates, while results for 2020 included a $33 million net charge. Excluding this impact, results increased $12 million primarily reflecting a favorable impact from changes in the market value of equity securities, higher underwriting results driven by favorable comparative policy and claim experience, and higher investment results, including higher income on non-coupon investments. These increases were partially offset by an unfavorable impact from changes in the market value of derivatives used for duration management.

Other Divested and Run-off Businesses. Results for the year ended December 31, 2021 increased $1,059 million compared to 2020, primarily driven by the absence of losses incurred in 2020 related to the sales of POK and POT. See Note 1 to the Consolidated Financial Statements for additional information.

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

As of December 31, 2021, the excess of actual cumulative earnings over the expected cumulative earnings was $4,387 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current year, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $3,640 million at December 31, 2021, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in millions)
U.S. GAAP results:
Revenues	$5,947	$4,766	$5,642
Benefits and expenses	5,807	4,790	5,606
Income (loss) before income taxes and equity in earnings of operating joint ventures	$140	$(24)	$36

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2021 to 2020 Annual Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures increased $164 million. Net investment activity results increased primarily reflecting higher realized investment gains driven by favorable changes in the value of derivatives used in risk management activities, an increase in other income driven by favorable changes in the value of equity securities, and an increase in net investment income driven by higher income on non-coupon investments. Net insurance activity results reflected a favorable comparative change driven by a decrease in the 2021 dividend scale and run off of the business in force. As a result of the above and other variances, a $1,469 million increase in the policyholder dividend obligation was recorded in 2021, compared to a $117 million increase in 2020. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

2021 to 2020 Annual Comparison. Revenues increased $1,181 million primarily driven by an increase in net realized investment gains, other income and net investment income, partially offset by lower premiums due to runoff of policies in force, as discussed above.

Benefits and expenses increased $1,017 million primarily driven by an increase in dividends to policyholders, reflecting an increase in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Income Taxes

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2021, 2020 and 2019, and the reported income tax (benefit) expense are provided in the following table:

	Year Ended December 31,
	2021	2020(1)	2019

	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$1,970	$(68)	$1,068
Non-taxable investment income	(292)	(228)	(270)
Foreign taxes at other than U.S. rate	149	250	234
Low-income housing and other tax credits	(126)	(112)	(118)
Changes in tax law	10	(192)	(2)
Sale of subsidiary	(26)	277	4
Non-controlling interest	(14)	(48)	(11)
Non-deductible expenses	11	14	23
Change in valuation allowance	13	17	(1)
State taxes	18	10	1
Other	(39)	(1)	19
Reported income tax expense (benefit)	$1,674	$(81)	$947
Effective tax rate	17.8%	25.1%	18.6%
  __________
(1)Prior period amounts have been updated to conform to current period presentation.

Effective Tax Rate

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” Our effective tax rate for fiscal years 2021, 2020 and 2019 was 17.8%, 25.1%, and 18.6%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 16 to the Consolidated Financial Statements. The change in the effective tax rate from 25.1% in 2020 to 17.8% in 2021 was primarily driven by an increase in pre-tax net income, the sale of POK and the impact of the CARES Act in 2020. The increase in the effective tax rate from 18.6% in 2019 to 25.1% in 2020 was primarily driven by a decrease in pre-tax net income, the sale of POK and the impact of the CARES Act in 2020.

Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2021, 2020 and 2019 was $12 million, $17 million and $18 million, respectively. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

International Businesses. In our International Businesses, these investments are reflected on the Consolidated Statements of Financial Position as “Assets supporting experience-rated contractholder liabilities, at fair value.” Realized and unrealized gains (losses) for these investments are reported in “Other income (loss)” while interest and dividend income are reported in “Net investment income.” As these experience-rated products are fully participating, the entire return on the underlying investments is passed back to policyholders through a corresponding adjustment to the related liability, primarily classified in the Consolidated Statements of Financial Position as “Policyholders’ account balances.”

Adjusted operating income excludes net investment gains (losses) on assets supporting experience-rated contractholder liabilities. This is consistent with the exclusion of realized investment gains (losses) with respect to other investments supporting insurance liabilities managed on a consistent basis. In addition, to be consistent with the historical treatment of charges related to realized investment gains (losses) on investments, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes net fee revenue and interest spread we earn on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that we expect will ultimately accrue to the contractholders.

Full Service Retirement Business. Our divested Full Service Retirement business has two types of experience-rated products that are supported by assets supporting experience-rated contractholder liabilities and other related investments. Fully participating products are those for which the entire return on underlying investments is passed back to the policyholders. Partially participating products are those for which only a portion of the return on underlying investments is passed back to the policyholders over time through changes to the contractual crediting rates. The crediting rates are typically reset semiannually, often subject to a minimum crediting rate, and returns are required to be passed back within ten years.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of the Full Service Retirement business as “held-for-sale,” and transferred the results of this business from the Retirement segment to the Divested and Run-off Businesses within Corporate & Other operations, which are excluded from adjusted operating income. See Note 1 to the Consolidated Financial Statements for additional information.

As a result of this recent “held-for-sale” classification, the assets and liabilities associated with these products for the current reporting period are included in the Consolidated Statements of Financial Position as “Assets held-for-sale” and “Liabilities held-for-sale,” respectively; however, for prior periods, the assets and liabilities associated with these products are presented similar to how they are described in “International Businesses” above.

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Year ended December 31,
	2021	2020	2019
	(in millions)
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$369	$68	$267
Change in experience-rated contractholder liabilities due to asset value changes	(369)	(68)	(267)
Gains (losses), net, on experienced rated contracts	$0	$0	$0
Divested and Run-off Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(616)	$602	$699
Change in experience-rated contractholder liabilities due to asset value changes	657	(625)	(682)
Gains (losses), net, on experienced rated contracts(1)(2)	$41	$(23)	$17
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net(1)	$(247)	$670	$966
Change in experience-rated contractholder liabilities due to asset value changes	288	(693)	(949)
Gains (losses), net, on experienced rated contracts(1)(2)	$41	$(23)	$17
__________
(1)Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $3 million, $3 million and $7 million as of December 31, 2021, 2020 and 2019, respectively. We have recovered, and expect to recover in future periods, these declines in recorded asset values through subsequent increases in recorded asset values or reductions in crediting rates on contractholder liabilities.

(2)Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are increases of $12 million, $6 million and $57 million for the years ended December 31, 2021, 2020 and 2019, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

For our divested Retirement Full Service business, the net impact of changes in experience-rated contractholder liabilities and investment gains (losses) on assets supporting experience-rated contractholder liabilities and other related investments reflects timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. This includes certain assets that are designated as available-for-sale where mark-to-market adjustments are recorded as unrealized gains (losses) in “Other comprehensive income”, These impacts also reflect the difference between the fair value of underlying commercial mortgages and other loans and the amortized cost, less any valuation allowance, of these loans.

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

	As of December 31, 2021(1)				As of December 31, 2020
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)
	(in millions)
Fixed maturities, available-for-sale	$334,006	$5,810	$38,404	$1,510	$370,681	$5,005	$42,224	$1,038
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	1,057	0	0	0	21,414	615	0	0
Equity securities	2,271	0	0	0	2,043	0	0	0
All other(3)	20	0	0	0	619	20	0	0
Subtotal	3,348	0	0	0	24,076	635	0	0
Fixed maturities, trading	7,686	403	1,137	18	3,636	230	278	13
Equity securities	6,089	699	2,288	100	5,653	576	2,345	84
Commercial mortgage and other loans	1,263	0	0	0	1,092	0	0	0
Other invested assets(4)	3,749	489	7	4	2,268	366	3	0
Short-term investments	5,186	268	457	62	6,222	146	88	31
Cash equivalents	4,857	48	402	22	5,241	1	241	0
Other assets	164	164	0	0	268	268	0	0
Separate account assets	219,971	1,283	0	0	304,270	1,821	0	0
Total assets	$586,319	$9,164	$42,695	$1,716	$723,407	$9,048	$45,179	$1,166
Future policy benefits	$9,068	$9,068	$0	$0	$18,879	$18,879	$0	$0
Policyholders’ account balances	1,436	1,436	0	0	1,914	1,914	0	0
Other liabilities(4)	1,860	0	0	0	385	0	0	0
Total liabilities	$12,364	$10,504	$0	$0	$21,178	$20,793	$0	$0
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $129,579 million and “Liabilities held-for-sale” of $6,214 million. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 for additional information on the pending dispositions.
(2)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.6% and 4.0%, respectively, as of December 31, 2021 and 1.3% and 2.6%, respectively, as of December 31, 2020.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $2.2 billion of public fixed maturities as of December 31, 2021 with values primarily based on indicative broker quotes, and approximately $4.7 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2021, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division, including the impact of derivatives, was between 8 and 9 years. As of December 31, 2021, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, was between 12 and 13 years and represented a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	December 31, 2021
	PFI Excluding Closed Block Division(1)		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$276,868	65.0%	$28,167	$305,035
Public, held-to-maturity, at amortized cost, net of allowance	1,413	0.3	0	1,413
Private, available-for-sale, at fair value	56,660	13.3	10,237	66,897
Private, held-to-maturity, at amortized cost, net of allowance	101	0.1	0	101
Fixed maturities, trading, at fair value	7,473	1.8	1,137	8,610
Assets supporting experience-rated contractholder liabilities, at fair value	3,358	0.8	0	3,358
Equity securities, at fair value	5,587	1.3	2,288	7,875
Commercial mortgage and other loans, at book value, net of allowance	49,146	11.6	8,241	57,387
Policy loans, at outstanding balance	6,571	1.5	3,815	10,386
Other invested assets, net of allowance(2)	12,485	2.9	4,358	16,843
Short-term investments, net of allowance	6,043	1.4	557	6,600
Total general account investments	425,705	100.0%	58,800	484,505
Invested assets of other entities and operations(3)	7,694		0	7,694
Total investments	$433,399		$58,800	$492,199

	December 31, 2020
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$309,813	63.7%	$29,475	$339,288
Public, held-to-maturity, at amortized cost, net of allowance	1,719	0.4	0	1,719
Private, available-for-sale, at fair value	60,224	12.4	12,749	72,973
Private, held-to-maturity, at amortized cost, net of allowance	211	0.1	0	211
Fixed maturities, trading, at fair value	3,425	0.7	277	3,702
Assets supporting experience-rated contractholder liabilities, at fair value	24,115	5.0	0	24,115
Equity securities, at fair value	5,108	1.1	2,345	7,453
Commercial mortgage and other loans, at book value, net of allowance	55,892	11.5	8,421	64,313
Policy loans, at outstanding balance	7,207	1.5	4,064	11,271
Other invested assets, net of allowance (2)	10,716	2.1	3,610	14,326
Short-term investments, net of allowance	7,640	1.5	124	7,764
Total general account investments	486,070	100.0%	61,065	547,135
Invested assets of other entities and operations(3)	6,485		0	6,485
Total investments	$492,555		$61,065	$553,620
__________
(1)Excludes “Assets held-for-sale” of $40,669 million as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in 2021 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income and net business inflows. Also contributing to the decrease are balances that were reclassified to “Assets held-for-sale”. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Consolidated Financial Statements.

As of December 31, 2021 and 2020, 48% and 43%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	December 31,
	2021	2020
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$146,600	$154,261
Public, held-to-maturity, at amortized cost, net of allowance	1,413	1,719
Private, available-for-sale, at fair value	21,079	21,748
Private, held-to-maturity, at amortized cost, net of allowance	101	211
Fixed maturities, trading, at fair value	839	550
Assets supporting experience-rated contractholder liabilities, at fair value	3,328	3,149
Equity securities, at fair value	2,187	2,134
Commercial mortgage and other loans, at book value, net of allowance	19,969	19,915
Policy loans, at outstanding balance	2,726	3,078
Other invested assets(1)	4,203	3,045
Short-term investments, net of allowance	692	438
Total Japanese general account investments	$203,137	$210,248
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in 2021 was primarily attributable to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by portfolio growth as a result of net business inflows and the reinvestment of net investment income.

As of December 31, 2021, our Japanese insurance operations had $92.5 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $80.2 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2020, our Japanese insurance operations had $89.2 billion, at carrying value, of investments denominated in U.S. dollars, including $1.8 billion that were hedged to yen through third-party derivative contracts and $74.8 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $3.3 billion increase in the carrying value of U.S. dollar-denominated investments from December 31, 2020 was primarily attributable to the reinvestment of net investment income and portfolio growth as a result of net business inflows, partially offset by an increase in U.S. interest rates.

Our Japanese insurance operations had $8.0 billion and $10.2 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2021 and 2020, respectively. The $2.2 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2020 was primarily attributable to run-off of the portfolio and an increase in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Year Ended December 31, 2021
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.68%	$7,084	2.72%	$3,921	3.72%	$11,005	$1,461	$12,466
Assets supporting experience-rated contractholder liabilities	3.48	561	0.93	30	3.05	591	0	591
Equity securities	1.44	42	3.52	76	2.32	118	44	162
Commercial mortgage and other loans	4.16	1,401	3.92	768	4.07	2,169	367	2,536
Policy loans	5.09	196	4.05	114	4.65	310	222	532
Short-term investments and cash equivalents	0.48	55	0.48	4	0.48	59	3	62
Gross investment income	4.26	9,339	2.85	4,913	3.63	14,252	2,097	16,349
Investment expenses	(0.14)	(254)	(0.14)	(241)	(0.14)	(495)	(124)	(619)
Investment income after investment expenses	4.12%	9,085	2.71%	4,672	3.49%	13,757	1,973	15,730
Other invested assets(3)		1,413		457		1,870	527	2,397
Investment results of other entities and operations(4)		160		0		160	0	160
Total investment income		$10,658		$5,129		$15,787	$2,500	$18,287

	Year Ended December 31, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.59%	$7,416	2.78%	$3,875	3.75%	$11,291	$1,566	$12,857
Assets supporting experience-rated contractholder liabilities	3.22	637	1.88	52	3.06	689	0	689
Equity securities	2.01	48	3.62	72	2.74	120	42	162
Commercial mortgage and other loans	3.95	1,377	2.89	731	3.91	2,108	358	2,466
Policy loans	5.31	238	3.23	98	4.47	336	247	583
Short-term investments and cash equivalents	0.83	171	0.86	14	0.83	185	6	191
Gross investment income	4.06	9,887	2.89	4,842	3.58	14,729	2,219	16,948
Investment expenses	(0.12)	(272)	(0.14)	(245)	(0.13)	(517)	(136)	(653)
Investment income after investment expenses	3.94%	9,615	2.75%	4,597	3.45%	14,212	2,083	16,295
Other invested assets(3)		413		245		658	157	815
Investment results of other entities and operations(4)		300		0		300	0	300
Total investment income		$10,328		$4,842		$15,170	$2,240	$17,410

	Year Ended December 31, 2019
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.71%	$7,567	2.87%	$3,842	3.87%	$11,409	$1,713	$13,122
Assets supporting experience-rated contractholder liabilities	3.61	678	1.99	52	3.42	730	0	730
Equity securities	2.30	49	3.27	66	2.77	115	45	160
Commercial mortgage and other loans	4.21	1,406	4.29	767	4.24	2,173	388	2,561
Policy loans	5.36	256	3.92	107	4.84	363	255	618
Short-term investments and cash equivalents	2.58	373	3.40	27	2.62	400	32	432
Gross investment income	4.41	10,329	3.04	4,861	3.86	15,190	2,433	17,623
Investment expenses	(0.13)	(400)	(0.14)	(280)	(0.13)	(680)	(209)	(889)
Investment income after investment expenses	4.28%	9,929	2.90%	4,581	3.73%	14,510	2,224	16,734
Other invested assets(3)		378		184		562	99	661
Investment results of other entities and operations(4)		190		0		190	0	190
Total investment income		$10,497		$4,765		$15,262	$2,323	$17,585
__________
(1)The denominator in the yield percentage is based on quarterly average carrying values for all asset types except for fixed maturities which are based on amortized cost (2019) and amortized cost, net of allowance (2020 and 2021). Amounts for fixed maturities, short-term investments and cash equivalents are also netted for securities lending activity (i.e., income netted for rebate expenses and asset values netted for securities lending liabilities). A yield is not presented for other invested assets as it is not considered a meaningful measure of investment performance. Yields exclude investment income and assets related to other invested assets.
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
(5)The total yield was 3.57%, 3.54% and 3.81% for the years ended December 31, 2021, 2020 and 2019, respectively.
(6)The denominator in the yield percentage includes “Assets held-for-sale”. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for 2021 compared to 2020 was primarily the result of the absence of lower yielding fixed income securities previously held within businesses divested over the last twelve months.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for 2021 compared to 2020 was primarily the result of lower fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $60.5 billion and $54.2 billion, for the years ended December 31, 2021 and 2020, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $7.9 billion and $8.2 billion, for the years ended December 31, 2021 and 2020, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities(5)	$16	$(105)	$ N/A
Write-downs on fixed maturities(1)	(1)	(220)	(232)
Net gains (losses) on sales and maturities	1,445	777	867
Fixed maturity securities(2)	1,460	452	635
(Addition to) release of allowance for credit losses on loans	87	0	4
Net gains (losses) on sales and maturities	1	10	(10)
Commercial mortgage and other loans	88	10	(6)
Derivatives	1,463	(4,571)	(1,623)
OTTI losses on other invested assets recognized in earnings	(52)	(33)	(18)
(Addition to) release of allowance for credit losses on other invested assets(5)	0	(1)	N/A
Other net gains (losses)	162	17	70
Other	110	(17)	52
Subtotal	3,121	(4,126)	(942)
Investment results of other entities and operations(3)	96	57	(38)
Total — PFI excluding Closed Block Division	3,217	(4,069)	(980)
Related adjustments(4)	(1,270)	(71)	104
Realized investment gains (losses), net, and related adjustments	1,947	(4,140)	(876)
Charges related to realized investment gains (losses), net(4)	(320)	(160)	(123)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$1,627	$(4,300)	$(999)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities(5)	$8	$(27)	$ N/A
Write-downs on fixed maturities(1)	0	(84)	(83)
Net gains (losses) on sales and maturities	466	388	417
Fixed maturity securities(2)	474	277	334
(Addition to) release of allowance for credit losses on loans	11	3	3
Net gains (losses) on sales and maturities	0	(3)	0
Commercial mortgage and other loans	11	0	3
Derivatives	318	(87)	193
OTTI losses on other invested assets recognized in earnings	0	0	0
(Addition to) release of allowance for credit losses on other invested assets(5)	0	0	N/A
Other net gains (losses)	4	(8)	(9)
Other	4	(8)	(9)
Subtotal — Closed Block Division	807	182	521
Consolidated PFI realized investment gains (losses), net	$4,024	$(3,887)	$(459)
__________
(1)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale. In addition, for the years ended December 31, 2020 and 2019, amounts also include write-downs on securities approaching maturities related to foreign exchange movements.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.
(4)Prior period amounts have been updated to conform to current period presentation.
(5)Prior to January 1, 2020, write-offs of credit adverse securities were reported as OTTI.

2021 to 2020 Annual Comparison

Net gains on sales and maturities of fixed maturity securities were $1,445 million for the year ended December 31, 2021 primarily driven by sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments and the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $777 million for the year ended December 31, 2020 primarily driven by the impact of foreign currency exchange rate movements of U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments driven by interest rate declines during the investment holding period.

Net realized gains on derivative instruments of $1,463 million, for the year ended December 31, 2021, primarily included:

•$2,471 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$371 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro.

Partially offsetting these gains were:

•$1,248 million of losses on capital hedges due to increases in equity indices; and
•$318 million of losses on interest rate derivatives due to increases in swap and U.S. Treasury rates.

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
•$139 million of gains for fees earned on fee-based synthetic GICs; and
•$61 million of gains on foreign currency hedges due to Japanese yen strengthening against the U.S. dollar.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—Individual Annuities” above.

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Market experience updates” and “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 22 for additional details on adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the years ended December 31, 2021 and 2020 reflect net related adjustments of $(1,270) million and $(71) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives. Additionally, the results for 2020 included the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities, for which the majority of the foreign currency exposure is hedged and offset in “Realized investment gains (losses), net.”

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the years ended December 31, 2021 and 2020 reflect net charges of $320 million and $160 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves.

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

COVID-19

We believe our investment portfolio has been diligently constructed with a strong focus on ALM discipline, risk management, and capital preservation. Throughout the COVID-19 pandemic, our portfolio has remained resilient, bolstered by our portfolio construction, investment strategy and our experience in managing highly specialized asset classes throughout credit cycles. The economy continues to recover and remains on a path to re-opening. Credit migration and defaults were low in 2021 and are expected to remain limited in 2022. The sectors most impacted from COVID-19 have started to recover but could be influenced by periods of volatility due to variants emerging. We continue to monitor our portfolio for potential credit issues and opportunities as part of our overall portfolio and risk management process.

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

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity, as of the date indicated:

	December 31, 2021
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2022	$7,232	2.4%
Maturing in 2023	9,578	3.2
Maturing in 2024	11,175	3.7
Maturing in 2025	10,981	3.7
Maturing in 2026	12,508	4.2
Maturing in 2027	13,782	4.6
Maturing in 2028	11,923	4.0
Maturing in 2029	12,873	4.3
Maturing in 2030	10,695	3.6
Maturing in 2031	12,923	4.3
Maturing in 2032	7,505	2.5
Maturing in 2033 and beyond	158,530	52.9
Total corporate & government securities	279,705	93.4
Asset-backed securities	8,678	2.9
Commercial mortgage-backed securities	8,434	2.8
Residential mortgage-backed securities	2,642	0.9
Total fixed maturities(1)	$299,459	100.0%
__________
(1) Excludes “Assets held-for-sale” with amortized cost of $13,145 million. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	December 31, 2021					December 31, 2020
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$37,669	$3,362	$175	$1	$40,855	$37,577	$5,240	$70	$0	$42,747
Consumer non-cyclical	30,345	3,675	182	0	33,838	28,891	5,085	52	0	33,924
Utility	23,617	3,076	114	21	26,558	24,235	4,504	60	11	28,668
Capital goods	14,556	1,352	85	9	15,814	13,711	1,947	49	2	15,607
Consumer cyclical	10,504	1,049	52	0	11,501	11,196	1,536	52	13	12,667
Foreign agencies	5,204	603	21	0	5,786	5,323	903	11	0	6,215
Energy	11,487	1,336	60	0	12,763	12,257	1,583	118	58	13,664
Communications	6,524	1,041	53	39	7,473	6,013	1,343	35	22	7,299
Basic industry	6,385	662	41	1	7,005	5,895	914	17	0	6,792
Transportation	9,532	997	69	19	10,441	10,067	1,568	40	0	11,595
Technology	4,723	274	41	3	4,953	3,717	381	14	0	4,084
Industrial other	4,340	540	35	0	4,845	4,485	778	21	0	5,242
Total corporate securities	164,886	17,967	928	93	181,832	163,367	25,782	539	106	188,504
Foreign government(2)	82,752	11,741	521	1	93,971	93,521	16,229	236	0	109,514
Residential mortgage-backed(3)	2,451	117	13	0	2,555	2,572	198	0	0	2,770
Asset-backed	8,678	114	10	0	8,782	11,584	137	67	0	11,654
Commercial mortgage-backed	8,434	459	15	0	8,878	10,296	883	8	0	11,171
U.S. Government	20,747	5,133	21	0	25,859	25,959	8,348	15	0	34,292
State & Municipal	9,992	1,667	8	0	11,651	10,142	1,991	1	0	12,132
Total fixed maturities, available-for-sale(4)	$297,940	$37,198	$1,516	$94	$333,528	$317,441	$53,568	$866	$106	$370,037
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of December 31, 2021 and 2020, based on amortized cost, 89% and 86%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% of the balance, respectively.
(3)As of both December 31, 2021 and 2020, based on amortized cost, 97% were rated A or higher.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excludes “Assets held-for-sale” of $13,569 million (amortized cost of $13,145 million) as of December 31, 2021. Unrealized gains of $572 million, unrealized losses of $147 million and the allowance for credit losses of $1 million related to these held for sale assets are also excluded from the presentation. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

The decrease in net unrealized gains from December 31, 2020 to December 31, 2021 was primarily due to an increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	December 31, 2021					December 31, 2020
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$486	$49	$0	$535	$5	$651	$67	$0	$718	$9
Basic industry	9	0	0	9	0	87	2	0	89	0
Total corporate securities	495	49	0	544	5	738	69	0	807	9
Foreign government(2)	833	221	0	1,054	0	935	270	0	1,205	0
Residential mortgage-backed(3)	191	14	0	205	0	266	20	0	286	0
Total fixed maturities, held-to-maturity	$1,519	$284	$0	$1,803	$5	$1,939	$359	$0	$2,298	$9
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of December 31, 2021 and 2020, based on amortized cost, 97% and 98%, respectively, represent Japanese government bonds held by our Japanese insurance operations.
(3)As of both December 31, 2021 and 2020, based on amortized cost, all were rated A or higher.

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
The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2021					December 31, 2020
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$207,926	$28,904	$666	$0	$236,164	$229,951	$41,311	$381	$0	$270,881
2	70,437	7,283	408	0	77,312	68,458	10,683	180	0	78,961
Subtotal High or Highest Quality Securities(4)	278,363	36,187	1,074	0	313,476	298,409	51,994	561	0	349,842
3	12,279	716	235	0	12,760	11,913	1,192	95	0	13,010
4	5,475	194	140	9	5,520	5,119	211	119	23	5,188
5	1,389	68	47	27	1,383	1,629	123	67	16	1,669
6	434	33	20	58	389	371	48	24	67	328
Subtotal Other Securities(5)(6)	19,577	1,011	442	94	20,052	19,032	1,574	305	106	20,195
Total fixed maturities, available-for-sale(7)	$297,940	$37,198	$1,516	$94	$333,528	$317,441	$53,568	$866	$106	$370,037
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of December 31, 2021 and 2020, 617 securities with amortized cost of $4,547 million (fair value, $4,596 million) and 102 securities with amortized cost of $356 million (fair value, $382 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of December 31, 2021, includes gross unrealized losses of $295 million on public fixed maturities and $147 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2020, includes gross unrealized losses of $184 million on public fixed maturities and $121 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of December 31, 2021, includes $234,323 million of public fixed maturities and $44,040 million of private fixed maturities and, as of December 31, 2020, includes $253,387 million of public fixed maturities and $45,022 million of private fixed maturities.
(5)On an amortized cost basis, as of December 31, 2021, includes $9,824 million of public fixed maturities and $9,753 million of private fixed maturities and, as of December 31, 2020, includes $9,592 million of public fixed maturities and $9,440 million of private fixed maturities.
(6)On an amortized cost basis, as of December 31, 2021, securities considered below investment grade based on low issue composite ratings total $15,843 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
(7)Excludes “Assets held-for-sale” of $13,569 million at fair value as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2021					December 31, 2020
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,428	$276	$0	$1,704	$3	$1,839	$349	$0	$2,188	$7
2	91	8	0	99	2	100	10	0	110	2
Subtotal High or Highest Quality Securities(3)	1,519	284	0	1,803	5	1,939	359	0	2,298	9
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,519	$284	$0	$1,803	$5	$1,939	$359	$0	$2,298	$9
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both December 31, 2021 and 2020, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of December 31, 2021, includes $1,418 million of public fixed maturities and $101 million of private fixed maturities and, as of December 31, 2020, includes $1,728 million of public fixed maturities and $211 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	December 31, 2021				December 31, 2020
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,180	$7,225	$8,423	$8,867	$11,327	$11,323	$10,284	$11,159
AA	1,395	1,395	0	0	139	144	1	2
A	12	12	2	2	16	17	2	2
BBB	18	20	9	9	12	13	9	8
BB and below	73	130	0	0	90	157	0	0
Total(4)	$8,678	$8,782	$8,434	$8,878	$11,584	$11,654	$10,296	$11,171
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2021, including S&P, Moody’s, Fitch Ratings Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by home equity and other asset types.
(3)As of December 31, 2021 and 2020, based on amortized cost, more than 99% and 98%, respectively, were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading” as well as securities held outside the general account in other entities and operations. Also excludes “Assets held-for-sale” of $1,391 million and $1,024 million at fair value of asset-backed securities and commercial mortgage-backed securities, respectively, as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2021		December 31, 2020
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,361	$6,388	$9,554	$9,506
AA	1,295	1,292	2	2
A	10	10	1	1
BBB	10	10	1	1
BB and below	8	8	1	1
Total(2)(3)	$7,684	$7,708	$9,559	$9,511
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2021, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both December 31, 2021 and 2020.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading” as well as securities held outside the general account in other entities and operations. Also excludes “Assets held-for-sale” of $1,277 million at fair value as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2021	December 31, 2020
	(in millions)
Commercial mortgage and agricultural property loans	$48,550	$55,223
Uncollateralized loans	561	655
Residential property loans	67	101
Other collateralized loans	70	120
Total recorded investment gross of allowance(1)	49,248	56,099
Allowance for credit losses	(102)	(207)
Total net commercial mortgage and other loans(2)	$49,146	$55,892
__________
(1)As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of December 31, 2021 and 2020, respectively.
(2)Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded are “Assets held-for-sale” of $6,565 million net of allowance for credit losses of $15 million as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

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

Residential property loans primarily include Japanese recourse loans. To the extent there is a default on these recourse loans, we can make a claim against the personal assets of the property owner, in addition to the mortgaged property. These loans are also backed by third-party guarantors.

Other collateralized loans include consumer loans.

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	December 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,744	36.5%	$19,186	34.7%
South Atlantic	7,570	15.6	8,710	15.8
Middle Atlantic	5,179	10.7	6,500	11.8
East North Central	2,490	5.1	3,018	5.5
West South Central	4,965	10.2	5,426	9.8
Mountain	2,203	4.5	2,239	4.1
New England	1,409	2.9	1,664	3.0
West North Central	468	1.0	531	0.9
East South Central	1,099	2.3	836	1.5
Subtotal-U.S.	43,127	88.8	48,110	87.1
Europe	3,308	6.8	4,605	8.3
Asia	919	1.9	979	1.8
Other	1,196	2.5	1,529	2.8
Total commercial mortgage and agricultural property loans(2)	$48,550	100.0%	$55,223	100.0%
__________
(1)Regions as defined by the United States Census Bureau.
(2)Excludes “Assets held-for-sale” of $6,580 million as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

	December 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$11,773	24.3%	$13,819	25.0%
Retail	5,294	10.9	5,718	10.4
Office	8,454	17.4	10,719	19.4
Apartments/Multi-Family	13,734	28.3	15,316	27.7
Agricultural properties	4,375	9.0	3,273	5.9
Hospitality	1,601	3.3	2,056	3.7
Other	3,319	6.8	4,322	7.9
Total commercial mortgage and agricultural property loans(1)	$48,550	100.0%	$55,223	100.0%
________
(1)Excludes “Assets held-for-sale” of $6,580 million as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

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

As of December 31, 2021, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.43 times and a weighted-average loan-to-value ratio of 57%. As of December 31, 2021, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2021, the weighted-average debt service coverage ratio was 3.27 times, and the weighted-average loan-to-value ratio was 61%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.3 billion and $2.4 billion of such loans as of December 31, 2021 and 2020, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of December 31, 2021 and 2020, there were less than $1 million and $1 million, respectively, of allowances related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	December 31, 2021
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$22,444	$911	$1,264	$24,619
60%-69.99%	14,035	1,589	595	16,219
70%-79.99%	6,023	538	522	7,083
80% or greater	171	313	145	629
Total commercial mortgage and agricultural property loans(1)	$42,673	$3,351	$2,526	$48,550
__________
(1)Excludes “Assets held-for-sale” of $6,580 million. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	December 31, 2021
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2021	$6,872	14.2%
2020	3,987	8.2
2019	7,779	16.0
2018	7,434	15.3
2017	5,016	10.3
2016	4,713	9.7
2015	4,180	8.6
2014 & Prior	8,533	17.6
Revolving Loans	36	0.1
Total commercial mortgage and agricultural property loans(1)	$48,550	100.0%
__________
(1)Excludes “Assets held-for-sale” of $6,580 million. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity, as of the date indicated:

	December 31, 2021
	Gross Carrying Value	% of Total
Vintage	($ in millions)
Maturing in 2022	$1,676	3.4%
Maturing in 2023	2,512	5.1
Maturing in 2024	3,927	8.0
Maturing in 2025	6,047	12.2
Maturing in 2026	5,644	11.5
Maturing in 2027	4,700	9.5
Maturing in 2028	5,664	11.5
Maturing in 2029	4,693	9.5
Maturing in 2030	3,650	7.4
Maturing in 2031	2,638	5.4
Maturing in 2032	1,368	2.8
Maturing in 2033 and beyond	6,729	13.7
Total commercial mortgage and other loans(1)	$49,248	100.0%
__________
(1)Excludes “Assets held-for-sale” of $6,580 million. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2021	December 31, 2020
	(in millions)
Allowance, beginning of year	$207	$102
Cumulative effect of adoption of ASU 2016-13	0	101
Addition to (release of) allowance for credit losses	(87)	1
Reclassified as “Assets held-for-sale”(1)	(15)	0
Other	(3)	3
Allowance, end of period	$102	$207
__________
(1) See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

The allowance for credit losses as of December 31, 2021 decreased compared to December 31, 2020, primarily reflecting the improving credit environment.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2021				December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds(1)	$1,158	$699	$0	$1,857	$956	$404	$5	$1,355
Other Common Stocks(1)	2,553	1,073	34	3,592	2,726	1,019	62	3,683
Non-redeemable Preferred Stocks	97	49	8	138	54	22	6	70
Total equity securities, at fair value(2)	$3,808	$1,821	$42	$5,587	$3,736	$1,445	$73	$5,108
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.” Excludes “Assets held-for-sale” of $322 million at fair value as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, including “Assets held-for Sale” still held at period end, recorded within “Other income (loss),” was $406 million and $83 million during the year ended December 31, 2021 and 2020, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2021	December 31, 2020
	(in millions)
LPs/LLCs:
Equity method:
Private equity(1)	$5,163	$3,411
Hedge funds	2,044	1,770
Real estate-related(1)	1,487	1,214
Subtotal equity method	8,694	6,395
Fair value:
Private equity	1,124	1,063
Hedge funds	1,078	1,111
Real estate-related	34	41
Subtotal fair value	2,236	2,215
Total LPs/LLCs	10,930	8,610
Real estate held through direct ownership(2)	889	1,176
Derivative instruments	337	199
Other(3)	329	731
Total other invested assets(4)	$12,485	$10,716
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of December 31, 2021 and 2020, real estate held through direct ownership had mortgage debt of $274 million and $409 million, respectively.
(3)Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements.
(4)Excludes “Assets held-for-sale” of $104 million as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

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

	December 31, 2021	December 31, 2020
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$478	$644
Fixed maturities, trading, at fair value(1)	213	212
Equity securities, at fair value	699	682
Commercial mortgage and other loans, at book value(2)	1,279	1,112
Other invested assets	4,990	3,799
Short-term investments	35	36
Total investments	$7,694	$6,485
__________
(1)As of December 31, 2021 and 2020, balances include investments in CLOs with fair value of $329 million and $496 million, respectively.
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

From the beginning of 2021 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•Through actions in February 2021, May 2021, and July 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to an aggregate of $2.5 billion of its outstanding

Common Stock during the period from January 1, 2021 through December 31, 2021. We utilized the entirety of this $2.5 billion share repurchase authorization in 2021. In November 2021, the Board authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022.
•During 2021, we entered into agreements for a number of business dispositions, including for the sale of our Full Service Retirement business and a portion of our in-force traditional variable annuity block of business. For more information about these transactions, see Note 1 to our Consolidated Financial Statements contained herein.
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

We believe Prudential Financial’s capitalization and financial profile are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for S&P, Moody’s, and Fitch, and “a” for A.M. Best Company (“A.M. Best”). Our financial strength rating targets for our life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. Some entities may currently be rated below these targets, and not all of our insurance company subsidiaries are rated by each of these rating agencies. See “—Ratings” below for a description of the potential impacts of ratings downgrades.

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

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2021, the Company had $53.2 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2021	2020
	(in millions)
Equity(1)	$40,552	$36,687
Junior subordinated debt (including hybrid securities)	7,619	7,615
Other capital debt	5,073	5,856
Total capital	$53,244	$50,158
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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2020, the most recent statutory fiscal year-end for these subsidiaries for which RBC information has been filed.

Ratio
PICA(1)	394%
Prudential Annuities Life Assurance Corporation (“PALAC”)	465%
Composite Major U.S. Insurance Subsidiaries(2)	411%
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

Although not yet filed, we expect these RBC ratios as of December 31, 2021 to be above our “AA” financial strength target levels.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2021, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	826%
Gibraltar Life consolidated(2)	937%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% (3.5 times the regulatory required minimums) as of December 31, 2021.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

Through actions in February 2021, May 2021, and July 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to an aggregate of $2.5 billion of its outstanding Common Stock during the period from January 1, 2021 through December 31, 2021. We utilized the entirety of this $2.5 billion share repurchase authorization in 2021. In November 2021, the Board authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2021 and for the prior four years:

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2021	$1.15	$443	3.4	$375
September 30, 2021	$1.15	$451	8.4	$875
June 30, 2021	$1.15	$460	8.4	$875
March 31, 2021	$1.15	$467	4.3	$375

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2021	$4.60	$1,821	24.5	$2,500
December 31, 2020	$4.40	$1,769	6.7	$500
December 31, 2019	$4.00	$1,644	27.2	$2,500
December 31, 2018	$3.60	$1,525	14.9	$1,500
December 31, 2017	$3.00	$1,300	11.5	$1,250

In addition, on February 3, 2022, Prudential Financial’s Board of Directors declared a cash dividend of $1.20 per share of Common Stock, payable on March 11, 2022 to shareholders of record as of February 15, 2022.

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

As of December 31, 2021, Prudential Financial had highly liquid assets with a carrying value totaling $4,226 million, a decrease of $2,253 million from December 31, 2020. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,553 million as of December 31, 2021, a decrease of $2,007 million from December 31, 2020.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in millions)
Highly Liquid Assets, beginning of period	$5,560	$4,061
Dividends and/or returns of capital from subsidiaries(1)	3,339	3,698
Affiliated loans/(borrowings) - (capital activities)(2)	406	(1,017)
Capital contributions to subsidiaries(3)	(197)	(386)
Total Business Capital Activity	3,548	2,295
Share repurchases	(2,500)	(500)
Common stock dividends(4)	(1,814)	(1,766)
Acquisition/Disposition Activity(5)	648	1,627
Total Share Repurchases, Dividends and Acquisition/Disposition Activity	(3,666)	(639)
Proceeds from the issuance of debt	0	2,768
Repayments of debt	(1,308)	(2,467)
Total Debt Activity	(1,308)	301
Proceeds from stock-based compensation and exercise of stock options	343	293
Interest income from subsidiaries on intercompany agreements, net of interest paid	238	223
Swap terminations	(94)	(190)
Net income tax receipts & payments	330	482
Interest paid on external debt	(963)	(988)
Affiliated (borrowings)/loans - (operating activities)(6)	(331)	(283)
Other, net	(104)	5
Total Other Activity	(581)	(458)
Net increase (decrease) in highly liquid assets	(2,007)	1,499
Highly Liquid Assets, end of period	$3,553	$5,560
__________

(1)2021 includes $1,184 million from international insurance subsidiaries (including $994 million in the form of in-kind dividends). 2020 includes $1,905 million from international insurance subsidiaries (including $470 million in the form of in-kind dividends). See “Item 15—Schedule II—Notes to Condensed Financial Information of Registrant—Dividends and Returns of Capital” for dividends and returns of capital by subsidiary.
(2)Represents the investment and deployment of capital to and from our businesses in the form of loans. 2021 includes net lending of $406 million from international insurance subsidiaries including $994 million received by PFI in the form of the extinguishment of debt held by international subsidiaries (offset by the in-kind dividends referred to in footnote 1 above). 2020 includes net receipts of $1,017 million from international subsidiaries including $470 million received by PFI in the form of the extinguishment of debt held by international subsidiaries (offset by the in-kind dividends referred to in footnote 1 above).
(3)2021 primarily includes capital contributions of $181 million to international insurance subsidiaries, $9 million to PGIM, and $7 million to other corporate subsidiaries. 2020 includes capital contributions of $217 million to PGIM, and $170 million to international insurance subsidiaries.
(4)Includes cash payments made on dividends declared in prior periods.
(5)2021 represents the net proceeds from the sales of POT and PGIM’s joint venture in Italy that were distributed to PFI. 2020 represents the net proceeds from the sale of POK that were distributed to PFI.
(6)Represents loans to and from affiliated subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During 2021, Prudential Financial received dividends of $1,100 million from PICA and $453 million from Prudential Annuities Holding Company, of which $380 million was from PALAC.

International insurance subsidiaries. During 2021, Prudential Financial received dividends of $1,184 million from its international insurance subsidiaries, which includes $994 million of in-kind dividends in the form of the extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During 2021, Prudential Financial received dividends and returns of capital of $540 million from PGIM subsidiaries and dividends of $62 million from other subsidiaries.
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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay common stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2022, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

	December 31,
	2021	2020
	(in billions)
PICA	$227.1	$227.2
PLIC	49.6	50.9
Pruco Life	56.1	56.7
PRIAC	0.6	29.0
PALAC	0.0	27.7
Other(1)	(90.0)	(102.9)
Total future policy benefits and policyholders’ account balances(2)(3)	$243.4	$288.6
__________
(1)Includes the impact of intercompany eliminations.
(2)Amounts are reflected gross of affiliated reinsurance recoverables.
(3)Excludes “Liabilities held-for-sale” of $28.3 billion and $16.3 billion for PRIAC and PALAC, respectively, as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information on the pending dispositions.

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

Gross account withdrawals for our domestic insurance operations’ products in 2021 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2021	2020(1)
	(in billions)
Prudential of Japan(2)	$63.7	$63.3
Gibraltar Life(3)	110.5	114.6
Other international insurance subsidiaries, excluding Japan	2.8	6.4
Other(4)	(7.9)	(4.9)
Total future policy benefits and policyholders’ account balances(5)	$169.1	$179.4
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of December 31, 2021 and 2020, $21.0 billion and $18.3 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2021 and 2020, $1.9 billion and $1.4 billion, respectively, of the insurance-related liabilities for Prudential of Japan are primarily associated with yen- and U.S. dollar-denominated products that are coinsured to Gibraltar Re, our Bermuda-based reinsurance affiliate, and primarily supported by yen- and U.S. dollar-denominated assets.
(3)Includes PGFL. As of December 31, 2021 and 2020, $8.1 billion and $7.1 billion, respectively, of the insurance-related liabilities for PGFL are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2021 and 2020, $7.6 billion and $4.5 billion, respectively, of the insurance-related liabilities for Gibraltar Life are primarily associated with yen- and U.S. dollar-denominated products that are coinsured to Gibraltar Re and primarily supported by yen- and U.S. dollar-denominated assets.
(4)Reflects the impact of intercompany eliminations.
(5)Amounts are reflected gross of affiliated reinsurance recoverables.

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

Gibraltar Life sells fixed annuities, denominated in U.S. and Australian dollars, that may be subject to increased surrenders should the yen depreciate in relation to these currencies or if interest rates in Australia and the U.S. decline relative to Japan. A significant portion of the liabilities associated with these contracts include a market value adjustment feature, which mitigates the profitability impact from surrenders. As of December 31, 2021, products with a market value adjustment feature represented $25.3 billion of our Japan operations’ insurance-related liabilities, which included $22.3 billion attributable to non-yen denominated fixed annuities.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2021
	Prudential Insurance(1)	PLIC	PRIAC(2)	PALAC(2)	Pruco Life	Total	December 31, 2020
	(in billions)
Cash and short-term investments	$7.9	$1.0	$0.9	$3.1	$1.1	$14.0	$9.4
Fixed maturity investments(3):
High or highest quality	134.6	34.6	22.4	8.1	15.2	214.9	222.4
Other than high or highest quality	9.8	3.5	0.8	0.7	1.4	16.2	15.4
Subtotal	144.4	38.1	23.2	8.8	16.6	231.1	237.8
Public equity securities, at fair value	1.3	2.2	0.3	0.3	0.1	4.2	3.2
Total	$153.6	$41.3	$24.4	$12.2	$17.8	$249.3	$250.4
__________
(1)Represents a legal entity view and as such includes both domestic and international sleeves.
(2)During 2021, the Company entered into definitive sale agreements to sell its equity interests in both PRIAC and PALAC. See Note 1 to the Consolidated Financial Statements for more information about these pending dispositions.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2021
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2020
	(in billions)
Cash and short-term investments	$1.0	$2.3	$1.6	$4.9	$6.0
Fixed maturity investments(3):
High or highest quality(4)	41.0	87.0	10.0	138.0	147.7
Other than high or highest quality	0.8	2.2	2.0	5.0	4.8
Subtotal	41.8	89.2	12.0	143.0	152.5
Public equity securities	2.4	2.0	0.1	4.5	3.6
Total	$45.2	$93.5	$13.7	$152.4	$162.1
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of December 31, 2021, $103.6 billion, or 75%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of December 31, 2021, the derivatives comprising the hedging portion of our Individual Annuities’ ALM strategy and capital hedge program were in a net post position of $5.5 billion compared to a net receive position of $3.4 billion as of December 31, 2020. The change in collateral position was primarily driven by the impact of increasing interest rates and equity markets.

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

Income Hedges—We hedge a portion of our prospective yen-based earnings streams by entering into external forward currency derivative contracts that effectively fix the currency exchange rates for that portion of earnings, thereby reducing volatility from foreign currency exchange rate movements. As of December 31, 2021, we have hedged 100%, 72%, and 28%, of expected yen-based earnings for 2022, 2023 and 2024, respectively.

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

	Year ended December 31,
Cash Settlements: Received (Paid)	2021	2020
	(in millions)
Income Hedges (External)(1)	$33	$74
Equity Hedges:
Internal(2)	488	188
External(3)	(137)	230
Total Equity Hedges	351	418
Total Cash Settlements	$384	$492

	As of December 31,
Assets (Liabilities):	2021	2020
	(in millions)
Income Hedges (External)(4)	$47	$3
Equity Hedges:
Internal(2)	955	291
External(5)	(20)	(56)
Total Equity Hedges(6)	935	235
Total Assets (Liabilities)	$982	$238
__________
(1)Includes non-yen related cash settlements of $19 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso and $60 million, primarily denominated in Australian dollar, Korean won and Brazilian real for the year ended December 31, 2021 and 2020, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related cash settlements of $4 million and $23 million, denominated in Korean won for the year ended December 31, 2021 and December 31, 2020.
(4)Includes non-yen related assets of $28 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar and assets of $2 million, primarily denominated in Korean won, Australian dollar and Chilean peso, as of December 31, 2021 and 2020, respectively.
(5)Includes non-yen related assets of $1 million, denominated in Korean won, as of December 31, 2020.
(6)As of December 31, 2021, approximately $214 million, $453 million and $268 million of the net market values are scheduled to settle in 2022, 2023 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	December 31, 2021			December 31, 2020
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$7,393	$2,792	$10,185	$8,092	$2,802	$10,894
Cash collateral for loaned securities(1)	4,168	82	4,250	3,379	120	3,499
Securities sold but not yet purchased	3	0	3	2	0	2
Total(2)(3)	$11,564	$2,874	$14,438	$11,473	$2,922	$14,395
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$10,637	$2,874	$13,511	$10,463	$2,922	$13,385
Weighted average maturity, in days(4)	31	N/A		28	N/A
__________
(1)Excludes “Liabilities held-for-sale” of $5,680 as of December 31, 2021.
(2)The daily weighted average outstanding balance for the year ended December 31, 2021 and 2020 was $11,484 million and $11,464 million, respectively, for PFI excluding the Closed Block division, and $3,290 million and $3,034 million, respectively, for the Closed Block division.
(3)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(4)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of December 31, 2021, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $130.9 billion, of which $14.0 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2021, we believe approximately $15.3 billion of the remaining eligible assets are readily lendable, including approximately $10.3 billion relating to PFI excluding the Closed Block division, of which $2.5 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $5.0 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2021, total short-term and long-term debt of the Company on a consolidated basis was $19.3 billion, a decrease of $1.3 billion from December 31, 2020. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2021			December 31, 2020
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$395	$420	$25	$355	$380
Current portion of long-term debt	0	0	0	399	0	399
Other short-term debt	0	$98	98	0	0	0
Subtotal	25	493	518	424	355	779
General obligation long-term debt:
Senior debt	10,109	173	10,282	11,007	173	11,179
Junior subordinated debt	7,564	54	7,618	7,554	60	7,615
Surplus notes(1)	0	344	344	0	343	343
Subtotal	17,673	571	18,244	18,561	576	19,137
Total general obligations	17,698	1,064	18,762	18,985	931	19,916
Limited and non-recourse borrowings(2)
Short-term debt	0	7	7	0	18	18
Current portion of long-term debt	0	197	197	0	128	128
Long-term debt	0	378	378	0	581	581
Subtotal	0	582	582	0	727	727
Total borrowings	$17,698	$1,646	$19,344	$18,985	$1,658	$20,643
__________
(1)Amounts are net of assets under set-off arrangements of $10,691 million and $10,964 million as of December 31, 2021 and 2020, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $274 million and $409 million as of December 31, 2021 and 2020, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $300 million as of both December 31, 2021 and 2020.

As of December 31, 2021 and 2020, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information on our short- and long-term debt obligations, see Note 17 to the Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt and operating debt. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $12.7 billion and $13.5 billion as of December 31, 2021 and 2020, respectively. Operating debt of $6.1 billion and $6.4 billion as of December 31, 2021 and 2020, respectively, is utilized for business funding to meet specific purposes, which may include activities associated with our PGIM and Assurance IQ businesses. Operating debt also consists of debt issued to finance specific portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences.

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

Prudential Financial’s borrowings decreased $1.3 billion from December 31, 2020, primarily driven by $910 million in debt redemptions and $400 million in debt maturities. On August 30, 2021, the Company redeemed, at a make-whole redemption price, $700 million principal amount of its 3.500% medium-term notes due in 2024 and $210 million of the previously outstanding $600 million principal amount of its 3.878% medium-term notes due in 2028. For more information on long-term debt, see Note 17 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries decreased $12 million from December 31, 2020, due primarily to a $145 million decrease in limited and non-recourse borrowings, offset by increases of $98 million in other short-term debt and $40 million in commercial paper outstanding.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of December 31, 2021, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding, as compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding, as of December 31, 2020. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2021:

	Surplus Notes		Outstanding as of December 31, 2021
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2022-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2022-2034	2,130	(2)	2,150
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	775		1,200
Total Credit-Linked Note Structures			$12,721		$14,600
 __________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $500 million.
(2)The $2,130 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of December 31, 2021, we also had outstanding an aggregate of $2,975 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,125 million relates to Regulation XXX reserves and $1,850 million relates to Guideline AXXX reserves. In addition, as of December 31, 2021, for purposes of financing Guideline AXXX reserves, one of our captives had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2021. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	2022	2023-2024	2025-2026	2027 and thereafter	Total
	(in millions)
Short-term and long-term debt obligations(1)	$1,625	$2,315	$2,572	$32,657	$39,168
Operating lease obligations(2)	129	184	87	69	469
Purchase obligations:
Commitments to purchase or fund investments(3)	5,465	3,239	911	968	10,583
Commercial mortgage loan commitments(4)	2,211	89	0	0	2,300
Other liabilities:
Insurance liabilities(5)	49,100	72,814	69,656	1,017,841	1,209,411
Other(6)	14,496	112	65	114	14,787
Total	$73,026	$78,753	$73,291	$1,051,649	$1,276,718
__________
(1)The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 17 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in 2022. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 17 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 11 to the Consolidated Financial Statements.
(3)As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlements of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $236 million that we anticipate will ultimately be funded from our separate accounts.
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
(5)The estimated cash flows due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of premium receipts and reinsurance recoverables. Contractual obligations are contingent upon the receipt of premiums. These future estimated cash flows for current policies in force generally reflect our best estimate economic and actuarial assumptions. These cash flows are undiscounted with respect to interest. Therefore, the sum of the cash flows shown for all years in the table of $1,209 billion exceeds the corresponding liability amounts of approximately $673 billion included in the Consolidated Financial Statements as of December 31, 2021. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash flows related to the underlying policies and contracts. Due to the significance of the assumptions used and the contingent nature of contractual terms, actual cash flows and their timing will differ, possibly materially, from these estimates. Timing of cash flows in the “2027 and thereafter” category include long term liabilities that may extend beyond 100 years.
(6)The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $274 million of notes issued by consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2021.

Off-Balance Sheet Arrangements

See additional information on off-balance sheet arrangements in Note 17 and other commitments in Note 23 to the Consolidated Financial Statements.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)(5)
Last review date	12/2/2021	11/29/2021	11/22/2021	5/10/2021
Current outlook(6)	Stable	Stable	Stable	Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA-
Pruco Life Insurance Company	A+	AA-	Aa3	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	AA-
Prudential Annuities Life Assurance Corporation	A+	AA-	NR	A
Prudential Retirement Insurance and Annuity Company	A+	AA-	Aa3	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	A3	A-
Junior subordinated long-term debt	bbb	BBB+	Baa1	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A1	A+
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA-
__________
* “NR” indicates not rated.
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
(2)Standard & Poor’s Rating Services, which we refer to as S&P, financial strength ratings for insurance companies range from “AAA (extremely strong)” to “D (default)”. A rating of AA- is the fourth highest of twenty-two rating categories. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default)”. S&P short-term ratings range from “A-1 (extremely strong)” to “D (default)”.
(3)Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance financial strength ratings range from “Aaa (highest quality)” to “C (lowest)”. A rating of Aa3 is the fourth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s long-term credit ratings range from “Aaa (highest)” to “C (default)”. Moody’s short-term ratings range from “Prime-1 (P-1)”, which represents a superior ability for repayment of short-term debt obligations, to “Prime-3 (P-3)”, which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
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
(5)In response to the announced agreements to sell all equity interests in PRIAC as part of Retirement’s Full Service business sale to Great-West Life & Annuity Insurance Company and sell all equity interests in PALAC as part of the in-force variable annuities block sale to Fortitude Group Holdings, LLC, Fitch took PRIAC and PALAC to ratings committee in July 2021 and October 2021 respectively.
(6)A.M Best , Fitch, and S&P have all of Prudential’s ratings on Stable outlook with the exception of PRIAC and PALAC. As a result of the announced Full Service sale, Fitch and AM Best changed the ratings outlook of PRIAC to Credit Watch Positive from Stable, and S&P changed the ratings outlook of PRIAC to Credit Watch Negative from Stable. As a result of the announced variable annuity block sale, S&P, Fitch and AM Best changed the ratings outlook of PALAC to Credit Watch Negative from Stable.

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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. In 2021, Fitch, Moody’s and AM Best revised the Rating Outlook on the U.S. life insurance industry from Negative to Stable. S&P maintained their outlook for the U.S. life insurance sector at Stable.

For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. A.M. Best, Fitch, S&P and Moody’s have the Company’s ratings on Stable outlook with the exception of PRIAC and PALAC.

The following is a summary of the significant changes or actions in ratings and rating outlooks for our Company that have occurred from January 1, 2021, through the date of this filing:

On July 21, 2021 Prudential announced an agreement to sell Retirement’s Full Service business to Great-West Life &
Annuity Insurance Company, which would include the sale of all equity interests in PRIAC. As a result of this announcement, Fitch and AM Best changed the ratings outlook of PRIAC to Credit Watch Positive from Stable, and S&P changed the ratings outlook of PRIAC to Credit Watch Negative from Stable.

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

Board of Directors Oversight

Our Board oversees our risk profile and management’s processes for assessing and managing risk, through both the whole Board and its committees. The Board also reviews strategic risks and opportunities facing the Company and its businesses. Other important categories of risk are assigned to designated Board committees that report back to the full Board. In general, the committees oversee the following risks:

•Audit Committee: insurance risk and operational risk, including model risk, as well as risks related to financial controls, legal, regulatory, cyber security and compliance risk;
•Compensation Committee: the design and operation of the Company’s compensation programs so that they do not encourage unnecessary or excessive risk-taking;
•Corporate Governance and Business Ethics Committee: the Company’s overall ethical culture, political contributions, lobbying expenses and overall political strategy, as well as the Company’s environmental risk (which includes climate risk), sustainability and corporate social responsibility to minimize reputational risk and focus on future sustainability;
•Finance Committee: liquidity risk and risk involving our capital and liquidity management, the incurrence and repayment of borrowings, the capital structure of the Company, funding of benefit plans and statutory insurance reserves. The Finance Committee oversees our capital plan and receives regular updates on the sources and uses of capital relative to plan, as well as on our Risk Appetite Framework;
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

COVID-19

Our risk management framework incorporates severe to very severe stresses across equities, interest rates, credit migration and defaults, currencies and mortality. This framework includes a specific “pandemic and sell-off” scenario with a mortality calamity (1.5 extra deaths per 1,000 lives in the first year) based on a modern-day interpretation of the 1918 Spanish Flu experience that is aligned with most regulatory frameworks. The stress scenario assumes an even distribution of increased mortality across the population, which is more adversely impactful to the Company than our current understanding of COVID-19 mortality, which is skewed toward older ages. As the COVID-19 pandemic continues to unfold, we continue to update our analysis and take management actions in response to this specific event.

As of December 31, 2021, the COVID-19 pandemic has not reached the most severe levels of financial impacts included in the Company’s stress testing. In addition, the net mortality impact of COVID-19 has been moderated by the balance between our mortality exposure (such as in our Individual Life and Group Insurance businesses) and our offsetting longevity exposure (such as in our Retirement business). As the U.S. COVID-19 mortality skewed younger in the second half of 2021, the net mortality impact to the Company increased due to higher mortality exposure with less longevity offset. The future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations.

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

Market Risk Mitigation

Risk mitigation takes three primary forms:

•Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.
•Hedging: Using derivatives to offset risk exposures. For example, for our variable annuities business, potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments.
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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2021 and 2020. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values are inclusive of any assets or liabilities held-for-sale, but do not include separate account assets.

	As of December 31, 2021			As of December 31, 2020(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(2)		$415,769	$(43,547)		$440,531	$(47,271)
Commercial mortgage and other loans		67,998	(3,069)		68,676	(3,010)
Derivatives with interest rate risk:
Swaps	$269,823	(1,748)	(5,389)	$244,020	3,457	(6,039)
Futures	25,122	57	(1,327)	21,454	79	(1,191)
Options	97,101	(187)	(209)	52,093	1,384	(616)
Forwards	38,394	(159)	(73)	41,214	86	(49)
Synthetic GICs	81,984	1	0	86,264	0	0
Variable annuity and other living benefit feature embedded derivatives		(13,231)	5,807		(18,879)	7,720
Indexed universal life contracts		(1,436)	205		(1,334)	170
Indexed annuity contracts		(2,041)	(344)		(580)	(115)
Total embedded derivatives(3)		(16,708)	5,668		(20,793)	7,775
Financial liabilities with interest rate risk(4):
Short-term and long-term debt		22,648	4,231		24,408	4,873
Policyholders’ account balances—investment contracts		103,064	3,520		110,473	3,791
Net estimated potential loss			$(40,195)			$(41,737)
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $386 billion and $413 billion as of December 31, 2021 and 2020, respectively, of fixed maturities are classified as available-for-sale.
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(4)Excludes approximately $356 billion and $360 billion as of December 31, 2021 and 2020, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2021 and 2020. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we include assets and liabilities held-for-sale, but exclude separate account equity securities.

	As of December 31, 2021			As of December 31, 2020(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(2)		$11,296	$(1,130)		$10,041	$(1,004)
Equity-based derivatives(3)	$103,944	(1,095)	(934)	$64,407	(557)	1,800
Variable annuity and other living benefit feature embedded derivatives		(13,231)	(1,563)		(18,879)	(1,921)
Indexed universal life contracts		(1,436)	54		(1,334)	59
Indexed annuity contracts		(2,041)	680		(580)	186
Total embedded derivatives(3)(4)		(16,708)	(829)		(20,793)	(1,676)
Net estimated potential loss			$(2,893)			$(880)
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes equity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Equity securities, at fair value.”
(3)The notional and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above, and are not cumulative.
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

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2021 and 2020. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2021		As of December 31, 2020
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$3,375	$338	$3,490	$349

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2021, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 17, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Prudential Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Prudential Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial assets reported at amortized cost in 2020.
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

Valuation of Guaranteed Benefit Features Associated with Certain Life and Annuity Products Included in the Liability for Future Policy Benefits
As described in Notes 2, 6, 12 and 13 to the consolidated financial statements, the Company issues certain life and annuity contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as embedded derivatives and recorded at fair value, with changes in fair value recognized currently in earnings. As of December 31, 2021, the fair value of the obligations associated with these guarantees accounted for as embedded derivatives was $13,231 million, of which $4,163 million is included in liabilities classified as held-for-sale. As there is no observable active market for the transfer of these obligations, the valuations are calculated by management using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including mortality rates, lapse rates, benefit utilization rates and withdrawal rates. For certain life insurance and annuity products that include certain other contract features, including guaranteed minimum death benefits (“GMDB”) and no-lapse guarantees, additional policyholder liabilities are established when associated assessments are recognized. The liability for no-lapse guarantee features is grouped with GMDB features in Note 13. As of December 31, 2021, the additional liability for these contract features was $10,593 million and $216 million, recorded within the liability for future policy benefits and liabilities classified as held-for-sale, respectively. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, benefit utilization rates, withdrawal rates, and premium pattern rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits, including controls over the model for the benefit features accounted for as embedded derivatives and development of the assumptions used in the valuation of the liabilities for the guaranteed benefit features accounted for as embedded derivatives and additional policyholder liabilities. These procedures also included, among others, testing management’s process for determining the valuation of guaranteed benefit features associated with certain life and annuity products included in the liability for future policy benefits, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the aforementioned assumptions and testing that the aforementioned assumptions are accurately reflected in the models.

Valuation of the Deferred Acquisition Costs Related to Universal Life and Variable Life Products and Fixed and Variable Deferred Annuity Products
As described in Notes 2 and 7 to the consolidated financial statements, the Company defers acquisition costs that relate directly to the successful acquisition of new and renewal insurance and annuity business to the extent such costs are deemed recoverable from future profits. As of December 31, 2021, a portion of the $19,389 million of deferred policy acquisition costs (“DAC”), of which $1,197 million is included in assets classified as held-for-sale, are associated with certain universal and variable life products and fixed and variable deferred annuity products. DAC related to universal and variable life products and fixed and variable deferred annuity products is generally amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts. The DAC balance is regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC is subject to periodic recoverability testing.
The principal considerations for our determination that performing procedures relating to the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products is a critical audit matter are (i) the significant judgment by management to determine the assumptions used in the projection of gross profits used to amortize DAC related to mortality rates, lapse rates, benefit utilization rates, withdrawal rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the “significant assumptions”), (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products, including controls over the development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of DAC related to universal life and variable life products and fixed and variable deferred annuity products, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the assumptions and testing that the assumptions are accurately reflected in the models.
Valuation of Goodwill Impairment – Assurance IQ Reporting Unit
As described in Notes 1, 2 and 10 to the consolidated financial statements, management conducts its evaluation of goodwill impairment at the reporting unit level annually as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, goodwill is reduced and an impairment charge is recognized for the excess after adjusting for related tax effects. As of December 31, 2021, the goodwill balance associated with the Assurance IQ reporting unit was $1,080 million, net of the impairment charge discussed below. The fair value of Assurance IQ was estimated by weighting the results from discounted cash flow valuation techniques and market valuation techniques based on both sales and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) forward multiples. In determining the fair value of a reporting unit, management is required to make significant estimates including, but not limited to projected revenues and operating margins, applicable discount and growth rates, and comparative market multiples. As a result of this analysis, goodwill was reduced and a pre-tax impairment charge of $1,060 million was recognized.
The principal considerations for our determination that performing procedures relating to the valuation of the goodwill impairment of the Assurance IQ reporting unit is a critical audit matter are (i) the significant judgment by management to determine the fair value measurement of the Assurance IQ reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to projected revenues and operating margins, discount rates, and comparative market multiples (collectively, the “significant assumptions”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the goodwill impairment related to the Assurance IQ reporting unit, including controls over the significant assumptions. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate, (ii) evaluating the appropriateness of the valuation techniques, and (iii) evaluating the significant assumptions used by management by considering the consistency of the assumptions with the current and past performance of the reporting unit, external market and industry data, and evidence obtained in other areas of the audit, and (iv) testing the completeness and accuracy of underlying data used in the techniques. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the techniques and the reasonableness of the discount rates and comparative market multiples assumptions used to determine the estimated fair value of the Assurance IQ reporting unit.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 17, 2022

We have served as the Company’s auditor since 1996, which includes periods before the Company became subject to SEC reporting requirements.

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2021 and 2020 (in millions, except share amounts)

	2021	2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021-$114; 2020-$133) (amortized cost: 2021-$333,459; 2020-$354,470)(1)	$372,410	$412,905
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2021-$5; 2020-$9) (fair value: 2021-$1,803; 2020-$2,298)(1)	1,514	1,930
Fixed maturities, trading, at fair value (amortized cost: 2021-$8,741; 2020-$3,670)(1)	8,823	3,914
Assets supporting experience-rated contractholder liabilities, at fair value	3,358	24,115
Equity securities, at fair value (cost: 2021-$5,815; 2020-$5,968)(1)	8,574	8,135
Commercial mortgage and other loans (net of $119 and $235 allowance for credit losses; includes $1,263 and $1,092 of loans measured at fair value under the fair value option at December 31, 2021 and 2020, respectively)(1)	58,666	65,425
Policy loans	10,386	11,271
Other invested assets (net of $2 and $2 allowance for credit losses; includes $8,046 and $6,407 of assets measured at fair value at December 31, 2021 and 2020, respectively)(1)	21,833	18,125
Short-term investments (net of allowance for credit losses: 2021-$0; 2020-$1)	6,635	7,800
Total investments	492,199	553,620
Cash and cash equivalents(1)	12,888	13,701
Accrued investment income(1)	2,855	3,193
Deferred policy acquisition costs	18,192	19,027
Value of business acquired	771	1,103
Assets held-for-sale(2)	153,793	0
Other assets (net of allowance for credit losses: 2021-$19; 2020-$11)(1)	10,739	22,801
Separate account assets	246,145	327,277
TOTAL ASSETS	$937,582	$940,722
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$290,784	$306,343
Policyholders’ account balances	122,633	161,682
Policyholders’ dividends	8,731	9,524
Securities sold under agreements to repurchase	10,185	10,894
Cash collateral for loaned securities	4,251	3,499
Income taxes	9,513	12,022
Short-term debt	722	925
Long-term debt	18,622	19,718
Liabilities held-for-sale(2)	151,359	0
Other liabilities (including allowance for credit losses: 2021-$21; 2020-$20)(1)	11,755	20,323
Notes issued by consolidated variable interest entities(1)	274	305
Separate account liabilities	246,145	327,277
Total liabilities	874,974	872,512
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both December 31, 2021 and 2020)	6	6
Additional paid-in capital	25,732	25,584
Common Stock held in treasury, at cost (290,018,851 and 269,867,738 shares at December 31, 2021 and 2020, respectively)	(21,838)	(19,652)
Accumulated other comprehensive income (loss)	21,324	30,738
Retained earnings	36,652	30,749
Total Prudential Financial, Inc. equity	61,876	67,425
Noncontrolling interests	732	785
Total equity	62,608	68,210
TOTAL LIABILITIES AND EQUITY	$937,582	$940,722
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2021.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2021, 2020 and 2019 (in millions, except per share amounts)

	2021	2020	2019
REVENUES
Premiums	$34,827	$31,140	$34,202
Policy charges and fee income	5,944	6,029	5,978
Net investment income	18,287	17,410	17,585
Asset management and service fees	4,901	4,391	4,239
Other income (loss)	2,951	1,950	3,262
Realized investment gains (losses), net	4,024	(3,887)	(459)
Total revenues	70,934	57,033	64,807
BENEFITS AND EXPENSES
Policyholders’ benefits	38,458	35,059	36,820
Interest credited to policyholders’ account balances	3,482	4,538	4,880
Dividends to policyholders	2,874	1,625	2,274
Amortization of deferred policy acquisition costs	2,097	2,221	2,332
Goodwill impairment	1,060	0	0
General and administrative expenses	13,582	13,913	13,416
Total benefits and expenses	61,553	57,356	59,722
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	9,381	(323)	5,085
Total income tax expense (benefit)	1,674	(81)	947
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	7,707	(242)	4,138
Equity in earnings of operating joint ventures, net of taxes	87	96	100
NET INCOME (LOSS)	7,794	(146)	4,238
Less: Income (loss) attributable to noncontrolling interests	70	228	52
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$7,724	$(374)	$4,186
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$19.65	$(1.00)	$10.23
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$19.51	$(1.00)	$10.11
Dividends declared per share of Common Stock	$4.60	$4.40	$4.00

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019 (in millions)

	2021	2020	2019
NET INCOME (LOSS)	$7,794	$(146)	$4,238
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(1,138)	523	67
Net unrealized investment gains (losses)	(11,712)	7,229	17,195
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	1,107	210	(322)
Total	(11,743)	7,962	16,940
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(2,314)	1,252	3,811
Other comprehensive income (loss), net of taxes	(9,429)	6,710	13,129
Comprehensive income (loss)	(1,635)	6,564	17,367
Less: Comprehensive income (loss) attributable to noncontrolling interests	55	239	55
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(1,690)	$6,325	$17,312

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2021, 2020 and 2019 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$6	$24,828	$30,470	$(17,593)	$10,906	$48,617	$414	$49,031
Cumulative effect of adoption of accounting changes(1)			(21)		7	(14)		(14)
Common Stock acquired				(2,500)		(2,500)		(2,500)
Exchangeable Surplus Notes conversion		502				502		502
Assurance IQ acquisition		79		375		454		454
Contributions from noncontrolling interests							208	208
Distributions to noncontrolling interests							(82)	(82)
Consolidations/(deconsolidations) of noncontrolling interests							9	9
Stock-based compensation programs		123		265		388		388
Dividends declared on Common Stock			(1,644)			(1,644)		(1,644)
Comprehensive income:
Net income (loss)			4,186			4,186	52	4,238
Other comprehensive income (loss), net of tax					13,126	13,126	3	13,129
Total comprehensive income (loss)						17,312	55	17,367
Balance, December 31, 2019	6	25,532	32,991	(19,453)	24,039	63,115	604	63,719
Cumulative effect of adoption of accounting changes(2)			(99)			(99)		(99)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							100	100
Distributions to noncontrolling interests							(53)	(53)
Consolidations/(deconsolidations) of noncontrolling interests							(105)	(105)
Stock-based compensation programs		52		301		353		353
Dividends declared on Common Stock			(1,769)			(1,769)		(1,769)
Comprehensive income:
Net income (loss)			(374)			(374)	228	(146)
Other comprehensive income (loss), net of tax					6,699	6,699	11	6,710
Total comprehensive income (loss)						6,325	239	6,564
Balance, December 31, 2020	6	25,584	30,749	(19,652)	30,738	67,425	785	68,210
Common Stock acquired				(2,500)		(2,500)		(2,500)
Contributions from noncontrolling interests							85	85
Distributions to noncontrolling interests							(75)	(75)
Consolidations/(deconsolidations) of noncontrolling interests							(118)	(118)
Stock-based compensation programs		148		314		462		462
Dividends declared on Common Stock			(1,821)			(1,821)		(1,821)
Comprehensive income:
Net income (loss)			7,724			7,724	70	7,794
Other comprehensive income (loss), net of tax					(9,414)	(9,414)	(15)	(9,429)
Total comprehensive income (loss)						(1,690)	55	(1,635)
Balance, December 31, 2021	$6	$25,732	$36,652	$(21,838)	$21,324	$61,876	$732	$62,608
__________
(1)Includes the impact from the adoptions of ASU 2017-08 and 2017-12.
(2)Includes the impact from the adoption of ASU 2016-13. See Note 2.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019 (in millions)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,794	$(146)	$4,238
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(4,024)	3,887	459
Policy charges and fee income	(2,302)	(2,652)	(2,616)
Interest credited to policyholders’ account balances	3,482	4,538	4,880
Goodwill impairment	1,060	0	0
Depreciation and amortization	204	457	460
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	299	(743)	(971)
Change in:
Deferred policy acquisition costs	(451)	(542)	(634)
Future policy benefits and other insurance liabilities	7,762	10,817	10,992
Income taxes	(62)	(424)	(339)
Derivatives, net	(2,426)	(2,940)	1,485
Other, net	(1,524)	(3,884)	1,671
Cash flows from (used in) operating activities	9,812	8,368	19,625
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	64,759	44,106	52,306
Fixed maturities, held-to-maturity	239	88	100
Fixed maturities, trading	3,626	690	363
Assets supporting experience-rated contractholder liabilities	18,863	29,162	15,281
Equity securities	4,290	2,704	2,708
Commercial mortgage and other loans	9,367	5,447	6,525
Policy loans	2,019	2,528	2,279
Other invested assets	2,972	1,815	1,783
Short-term investments	32,696	47,339	38,095
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(65,174)	(56,523)	(64,570)
Fixed maturities, trading	(5,675)	(1,413)	(876)
Assets supporting experience-rated contractholder liabilities	(21,394)	(30,822)	(14,613)
Equity securities	(4,430)	(3,168)	(2,813)
Commercial mortgage and other loans	(9,434)	(6,107)	(10,677)
Policy loans	(1,216)	(1,956)	(1,931)
Other invested assets	(3,628)	(2,760)	(2,557)
Short-term investments	(32,329)	(49,802)	(37,286)
Acquisitions, net of cash acquired	0	0	(1,755)
Dispositions, net of cash disposed	132	1,454	0
Derivatives, net	(429)	1,286	1,047
Other, net	(596)	(278)	(437)
Cash flows from (used in) investing activities	(5,342)	(16,210)	(17,028)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	31,795	41,424	27,485
Policyholders’ account withdrawals	(29,227)	(34,701)	(26,662)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	42	499	16
Cash dividends paid on Common Stock	(1,814)	(1,766)	(1,641)
Net change in financing arrangements (maturities 90 days or less)	297	(21)	(181)
Common Stock acquired	(2,500)	(500)	(2,500)
Common Stock reissued for exercise of stock options	200	153	133
Proceeds from the issuance of debt (maturities longer than 90 days)	268	3,013	2,993
Repayments of debt (maturities longer than 90 days)	(1,708)	(2,743)	(1,429)
Proceeds from notes issued by consolidated VIEs	0	0	971
Repayments of notes issued by consolidated VIEs	0	(19)	(638)
Other, net	(364)	(456)	(181)
Cash flows from (used in) financing activities	(3,011)	4,883	(1,634)
Effect of foreign exchange rate changes on cash balances	(309)	340	16
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	1,150	(2,619)	979
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE	2,071	0	0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(921)	(2,619)	979
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	13,855	16,474	15,495
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$12,934	$13,855	$16,474

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019 (in millions)

	2021	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$1,668	$287	$1,348
Interest paid	$1,452	$1,531	$1,521
HELD-FOR-SALE CLASSIFICATION(1)
Assets classified as held-for-sale	$153,793	$0	$0
Liabilities classified as held-for-sale	151,359	0	0
Net assets classified as held-for-sale	$2,434	$0	$0

NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$138	$151	$197
Conversion of surplus notes into Common Stock	$0	$0	$502
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$5,377	$703	$3,166
Liabilities assumed	6,397	1,049	4,332
Net cash received	$1,020	$346	$1,166
Acquisitions:
Assets acquired, excluding cash and cash equivalents	$0	$0	$2,425
Liabilities assumed	0	0	216
Treasury Stock shares issued	0	0	454
Net cash paid on acquisition	$0	$0	$1,755
RECONCILIATION TO STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$12,888	$13,701	$16,327
Restricted cash and restricted cash equivalents (included in “Other assets”)	46	154	147
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$12,934	$13,855	$16,474
__________
(1)See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2021.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements

1.BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, retirement solutions, mutual funds and investment management.

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

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company’s results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company’s financial statements in the areas of, among others, i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.) and; ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Acquisitions

Assurance IQ

The Company completed its acquisition of Assurance IQ in October 2019. Assurance IQ is a wholly-owned subsidiary of the Company and the results of the Assurance IQ business are reported as a separate segment within the Company’s U.S. Businesses.

The total purchase consideration included $2,212 million paid at closing, and $100 million of contingent consideration (see Note 23 for additional information regarding the contingent liability). In addition to the purchase consideration, the Company also granted approximately $160 million of cash and equity awards to Assurance IQ employees which are recognized as compensation expense over their requisite service periods. See Note 21 for further details on the equity awards issued as part of the transaction. The contingent consideration as well as additional compensation awards are payable in 2023, contingent upon Assurance IQ’s achievement of certain profitability targets. The Company recognized a goodwill asset of $2,140 million in connection with the acquisition. Based on the goodwill impairment test performed as of December 31, 2021, the Company recorded a goodwill impairment charge of $1,060 million, which reduced the Assurance IQ goodwill asset to $1,080 million as of December 31, 2021. See Note 2 and Note 10 for additional information regarding goodwill.

Business Dispositions

Prudential Annuities Life Assurance Corporation, Representing a Portion of Individual Annuities’ Traditional Variable Annuity Block of Business

In September 2021, the Company entered into a definitive agreement to sell its equity interest in Prudential Annuities Life Assurance Corporation (“PALAC”), which represents a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC. The transaction has a total value of approximately $2.2 billion, comprising the sales price for PALAC, a pre-closing net capital release to the Company and the expected tax impact from the sale. The PALAC block primarily consists of non-New York traditional variable annuities with guaranteed living benefits that were issued prior to 2011, which constitute approximately $30 billion or 18% of Prudential’s total in-force individual annuity account values as of December 31, 2021. The Company will retain, through a reinsurance agreement, its interest in all FlexGuard products and all fixed annuities and fixed indexed annuities remaining in PALAC.

The Company expects to record a gain on the sale of the business upon the closing of the transaction, which is expected to occur in the first half of 2022, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of this block of business as “held-for-sale” with results continuing to be reported within the Individual Annuities segment.

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

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of the Full Service Retirement business as “held-for-sale” and has transferred the results of this business to Divested and Run-off Businesses within Corporate

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
and Other operations. All prior period amounts have been restated, which impacts both segment reporting and adjusted operating income, but does not impact results reported under GAAP. The Full Service Retirement business generated pre-tax income of $190 million, $179 million and $237 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts exclude the impacts of overhead costs, retained in the Company’s Corporate and Other operations, that will not be transferred to the buyer or eliminated with the sale.

The table below reflects the carrying amounts of assets and liabilities held-for-sale related to the pending dispositions described above:

	December 31, 2021
	Retirement Full Service	Individual Annuities PALAC	Total
	(in millions)
Assets held-for-sale(1):
Fixed maturities, available-for-sale, at fair value(2)	$4,798	$8,771	$13,569
Fixed maturities, trading, at fair value	374	27	401
Assets supporting experience-rated contractholder liabilities, at fair value	18,818	0	18,818
Equity securities	0	322	322
Commercial mortgage and other loans(2)	5,068	1,497	6,565
Policy loans	0	12	12
Other invested assets	10	94	104
Short-term investments	3	875	878
Cash and cash equivalents	56	2,015	2,071
Accrued investment income	160	61	221
Deferred policy acquisition costs	100	1,097	1,197
Value of business acquired	185	30	215
Other assets(3)	674	10,644	11,318
Separate account assets	65,835	32,267	98,102
Total assets held-for-sale	$96,081	$57,712	$153,793
Liabilities held-for-sale(1):
Future policy benefits	$157	$4,505	$4,662
Policyholders’ account balances	28,164	11,750	39,914
Other liabilities	374	8,307	8,681
Separate account liabilities	65,835	32,267	98,102
Total liabilities held-for-sale	$94,530	$56,829	$151,359
__________
(1)Under the terms of the sales agreements, certain of these assets and liabilities held-for-sale may be subject to capital transactions or substituted for other similar items prior to the closing of each transaction.
(2)“Fixed maturities, available-for-sale, at fair value” with an allowance for credit losses of $1 million and “Commercial mortgage and other loans” net of allowance for credit losses of $15 million, as of December 31, 2021, respectively.
(3)Includes $455 million of goodwill associated with Retirement Full Service as of December 31, 2021.

The Prudential Life Insurance Company of Taiwan Inc.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $80 million as of December 31, 2021. The fair value of the contingent consideration is tied to the level of yields for the 10-year Taiwanese Government bond for two years after the signing of the transaction and can result in a maximum payout of $100 million if yields increase by 40 basis points. In connection with the transaction, the Company recognized a liability with a fair value of approximately $34 million as of December 31, 2021, representing its financial guarantee of certain insurance obligations of POT.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The after-tax loss on the sale of POT was approximately $400 million, of which approximately $350 million was recorded during 2020, and approximately $50 million was recorded during 2021.

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

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. For mortgage-backed and asset-backed AFS debt securities, a credit impairment will be recognized in earnings as an allowance for credit losses and reported in “Realized investment gains (losses), net,” to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security.

For all other AFS debt securities, qualitative factors are first considered including, but not limited to, the extent of the decline and the reasons for the decline in value (e.g., credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer. If analysis of these qualitative factors results in the security needing to be impaired, a credit impairment will be recognized in earnings as an allowance for credit losses and reported in “Realized investment gains (losses), net,” to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security.

A credit impairment recorded cannot exceed the difference between the amortized cost and fair value of the respective security. The net present value used to measure a credit impairment is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. Once the Company has deemed all or a portion of the amortized cost uncollectible, the allowance is removed from the balance sheet by writing down the amortized cost basis of the AFS debt security. Any amount of an AFS debt security’s change in fair value not recorded as an allowance for credit losses will be recorded in Other Comprehensive Income (loss) (“OCI”).

When an AFS debt security’s fair value is below amortized cost and the Company has the intent to sell the AFS debt security, or it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery,

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The write-down is reported in “Realized investment gains (losses), net.”

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

For mortgage-backed and asset-backed AFS debt securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. These assumptions can significantly impact income recognition, unrealized gains and loss recorded in OCI, and the amount of impairment recognized in earnings. The payment priority of the respective security is also considered. For all other AFS debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

The associated unrealized gains and losses, net of tax, and the effect on DAC, VOBA, DSI, future policy benefits, policyholders’ account balances and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”). Each of these balances is discussed in greater detail below.

Fixed maturities, held-to-maturity, at amortized cost includes bonds that the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost, net of the current expected credit loss (“CECL”) allowance (“HTM debt securities”). Interest income for HTM debt securities is computed in the same manner as interest income for AFS debt securities.

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

Assets supporting experience-rated contractholder liabilities, at fair value includes invested assets that consist of fixed maturities, equity securities, short-term investments and cash equivalents, that support certain products which are experience-rated, meaning that the investment results associated with these products are expected to ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Other income (loss).” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, at fair value is comprised of common stock, mutual fund shares and non-redeemable preferred stock carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income (loss),” and dividend income is reported in “Net investment income” on the ex-dividend date.

Commercial mortgage and other loans consists of commercial mortgage loans, agricultural property loans, as well as certain other collateralized and uncollateralized loans. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance operations.

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

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, using a modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. Adoption of these ASUs requires an entity to estimate lifetime credit losses for certain financial assets carried at amortized cost and certain off-balance sheet exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of reported amounts. The most significant impact is that modifications made to the Company’s process for measuring credit losses for its commercial mortgage and other loans class classified as held for investment. The impact of the standard resulted in a decrease to “Total assets” of $122 million ($115 million of this decrease was recorded for commercial mortgage and other loans), a decrease to “Total liabilities” of $23 million, and a decreased to “Retained earnings” of $99 million upon adoption on January 1, 2020.

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

The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, and other collateralized and uncollateralized loans. For commercial mortgage and agricultural mortgage loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

Key inputs to the CECL model include unpaid principal balances, internal credit ratings, annual expected loss factors, average lives of the loans adjusted for prepayment considerations, current and historical interest rate assumptions, and other

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 indicates that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

Once the Company has deemed a portion of the amortized cost to be uncollectible, the uncollectible portion of allowance is removed from the balance sheet by writing down the amortized cost basis of the loan. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Policy loans represents funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

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

Short-term investments primarily consists of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased, other than those debt instruments meeting this definition that are included in “Assets supporting experience-rated contractholder liabilities, at fair value.” These investments are generally carried at fair value or

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government-sponsored entities and other highly liquid debt instruments.

Cash and cash equivalents includes cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Assets supporting experience-rated contractholder liabilities, at fair value,” and receivables related to securities purchased under agreements to resell (see also “Securities sold under agreements to repurchase” below). These assets are generally carried at fair value or amortized cost which approximates fair value.

Accrued investment income primarily includes accruals of interest and dividend income from investments that have been earned but not yet received.

Deferred policy acquisition costs represent costs directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

For traditional participating life insurance which are included in the Closed Block, DAC is amortized over the expected life of the contracts in proportion to gross margins based on historical and anticipated future experience. Any changes in estimated gross margins on unamortized DAC are reflected in the period such that estimated gross margins are revised on a retrospective basis. DAC related to non-participating traditional individual life insurance and longevity reinsurance contracts is amortized in proportion to gross premiums.

DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions; however, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized, and if the projected equity return is negative, the return is floored at 0%. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of certain universal life and annuity contracts and related hedging activities. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company’s projections of estimated future gross profits. Adjustments to DAC balances result from: (i) the annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods; (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period; and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company’s estimate of total gross profits to reflect actual fund performance and market conditions.

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

Value of business acquired represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products, accident and health products with fixed benefits, deferred annuity contracts, and defined contribution and defined benefit businesses. As of December 31, 2021, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, and AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”.) The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General and administrative expenses.” VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA.

Assets held-for-sale consists of assets associated with pending business dispositions. The Company classifies a business as held-for-sale when management has approved or received approval from the Board to sell the business, the sale is probable to be completed within a year and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of carrying value or estimated fair value, less costs to sell. If the carrying value of the business exceeds its estimated fair value, less costs to sell, a loss is recognized and reported in “Other income (loss)” when the criteria for the held-for-sale classification as described above are met. If the estimated fair value, less costs to sell, exceeds the carrying value of the business, the gain is recorded in “Other income (loss)” when the sale is completed. See Note 1 for additional information on the pending business dispositions classified as held-for-sale, including the composition of assets included as “Assets held-for-sale".

Other assets consists primarily of prepaid pension benefit costs (see Note 18), certain restricted assets (e.g., cash and cash equivalents), trade receivables, goodwill and other intangible assets, “right-of-use” lease assets (see “Other liabilities” below), DSI, the Company’s investments in operating joint ventures, property and equipment, reinsurance recoverables (see “Reinsurance” below), and receivables resulting from sales of securities that had not yet settled at the balance sheet date.

Trade receivables primarily relate to Assurance IQ and are reported net of the CECL allowance. The CECL allowance considers the credit quality of the counterparties and is generally determined based on probability of default and loss given default assumptions. Additions to or releases of the allowance are reported in “General and administrative expenses.”

Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years.

As a result of certain acquisitions, the Company recognizes an asset for goodwill representing the excess of cost over the net fair value of the assets acquired and liabilities assumed. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. A reporting unit is an operating segment, or a unit one level below the operating segment if discrete financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting guidance provides for an optional qualitative assessment for testing goodwill impairment that may allow companies to skip the quantitative test. As part of the annual goodwill impairment test, the Company estimates the fair value of the reporting units by applying the quantitative test, which involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
be impaired. If the carrying value exceeds fair value, goodwill is reduced and an impairment charge to income is recognized for the excess. The measurement of a goodwill impairment loss includes the related income tax effect from any tax deductible goodwill. The impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management is required to make significant estimates in determining the fair value of a reporting unit including, but not limited to: projected revenues and operating margins, applicable discount and growth rates, and comparative market multiples. See Note 10 for additional information on goodwill, including the recorded impairment charge in 2021.

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

Identifiable intangible assets primarily include customer relationships and mortgage servicing rights and are recorded net of accumulated amortization. The Company tests identifiable intangible assets for impairment on an annual basis as of December 31 of each year or whenever events or circumstances suggest that the carrying value of an identifiable intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If this condition exists and the carrying value of an identifiable intangible asset exceeds its fair value, the excess is recognized as an impairment and is recorded as a charge against net income. Measuring intangible assets requires the use of estimates. Significant estimates include the projected net cash flow attributable to the intangible asset and the rate at which future net cash flows are discounted for purposes of estimating fair value, as applicable. See Note 10 for additional information regarding identifiable intangible assets.

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

Separate account assets represents segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management and service fees.” Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrue to the Company and are included in the Company’s results of operations. See Note 13 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

LIABILITIES

Future policy benefits represents liabilities that primarily consist of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums (the portion of the gross premium required to provide for all expected future benefits and expenses). For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
participating life insurance, and annuity and disability products, expected mortality and morbidity are generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by recognizing a premium deficiency. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. If a premium deficiency is recognized, the assumptions without a provision for the risk of adverse deviation as of the premium deficiency test date are locked-in and used in subsequent valuations. The net reserves continue to be subject to premium deficiency testing. In determining if a premium deficiency related to short-duration contracts exists, the Company considers, among other factors, anticipated investment income. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. In certain instances, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Historically, PFL liabilities have been predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach, and accordingly, are updated each quarter, using current in-force and market data, and as part of the annual assumption update, such that the liability as of each measurement date represents the Company’s current estimate of the present value of the amount necessary to offset anticipated future losses. See Note 12 for additional information regarding future policy benefits.

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

Securities sold under agreements to repurchase represents liabilities associated with securities repurchase agreements that are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Cash collateral for loaned securities represents liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income.”

The Company also enters into securities lending transactions where non-cash collateral, typically U.S. government, Japanese government, or other sovereign bonds are received. The collateral received is not reported on the Company’s Consolidated Statements of Financial Position. In these transactions, the Company receives a fee and obtains collateral in an amount equal to 102% to 105% of the fair value of the loaned securities. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of these transactions are with large brokerage firms and large banks. Income is reported as “Net investment income.”

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Liabilities held-for-sale consists of liabilities associated with pending business dispositions. See “Assets held-for-sale" above for further description of the held-for-sale classification. See Note 1 for additional information on the pending business dispositions, including the composition of liabilities included as “Liabilities held-for-sale”.

Other liabilities consists primarily of trade payables, lease liabilities (see “Other assets” above), pension and other employee benefit liabilities (see Note 18), derivative liabilities (see “Derivative Financial Instruments” below), reinsurance payables (see “Reinsurance” below), and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

Notes issued by consolidated variable interest entities represents notes issued by certain asset-backed investment vehicles, primarily collateralized loan obligations (“CLOs”), which the Company is required to consolidate. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs. The Company has elected the fair value option for the majority of these notes, and has based the fair value on the corresponding bank loan collateral. Changes in fair value are reported in “Other income (loss).”

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Separate account liabilities primarily represents the contractholders’ account balances in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

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

REVENUES AND BENEFITS AND EXPENSES

Insurance Revenue and Expense Recognition

Premiums from individual life products (other than universal and variable life contracts), as well as health insurance and long-term care products are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium valuation methodology.

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

Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products where changes in the value of the embedded derivatives are recorded though “Realized investment gains (losses), net”. For additional information regarding the valuation of these embedded derivatives, see Note 6.

For group life (other than universal and variable group life contracts) and disability insurance, premiums are generally recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

Asset management and service fees principally includes asset-based asset management fees, which are recognized in the period in which the services are performed. In certain asset management fee arrangements, the Company is entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company may be required to return all, or part, of such performance-based incentive fees depending on future performance of these assets relative to performance benchmarks. The Company records performance-based incentive fee revenue when the contractual terms of the asset management fee arrangement have been satisfied and it is probable that a significant reversal in the amount of the fee will not occur. Under this principle the Company records a deferred performance-

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
based incentive fee liability to the extent it receives cash related to the performance-based incentive fee prior to meeting the revenue recognition criteria delineated above.

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

Realized investment gains (losses), net includes realized gains or losses from sales and maturities of investments, changes to the allowance for credit losses, other impairments, fair value changes on mortgage loans where the fair value option has been elected, and derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations and changes in fair value of the derivative instruments, including embedded derivatives, and other hedging instruments. Realized investment gains (losses) from the sales of securities are generally calculated using the specific identification method, with the exception of some of the Company’s International Businesses portfolios where the average cost method is used.

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

Earnings Per Share

Earnings per share of Common Stock for 2021, 2020 and 2019 reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 20 for additional information.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-functional currency earnings and net investments in foreign operations resulting from changes in currency exchange rates. Additionally, derivatives may be used to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below, and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges and hedges of net investments in foreign operations. The Company may also enter into intercompany derivatives, the results of which ultimately eliminate in consolidation over the term of the instrument; however, where applicable, derivative results are included in business gross profits which may impact the pattern by which DAC and other assets are amortized. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
denominated forecasted transaction). When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value is accounted for in the same manner as a translation adjustment (i.e., reported in the cumulative translation adjustment account within AOCI).

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” In this scenario, the hedged asset or liability under a fair value hedge will no longer be adjusted for changes in fair value associated with the hedged risk and the existing basis adjustment is amortized to the Consolidated Statements of Operations line associated with the asset or liability. The component of AOCI related to discontinued cash flow hedges is reclassified to the Consolidated Statements of Operations line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of December 31, 2021— ASU 2018-12

ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted, and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

The Company has an established governance framework to manage the implementation of the standard. The Company’s implementation efforts continue to progress including, but not limited to, implementing refinements to key accounting policy decisions, modifications to actuarial valuation models, updates to data sourcing capabilities, automation of key financial reporting and analytical processes and updates to internal controls over financial reporting.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. While the magnitude of impacts is still being assessed, the Company expects the standard to result in a significant decrease to “Total equity” upon adoption, primarily from remeasuring in-force contract liabilities using current upper-medium grade fixed income instrument yields through “Accumulated other comprehensive income (loss)”. The standard also requires significantly enhanced disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

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

The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. As a result of the modified retrospective transition method, the Company expects the vast majority of the impact of updating cash flow assumptions as of the transition date to be reflected in the pattern of earnings in subsequent periods. The Company also expects some decrease to “Retained earnings” upon adoption from cash flow assumption updates isolated to the impact on certain issue year cohorts.

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

As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Upon adoption, the Company expects a decrease to AOCI as a result of remeasuring in-force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates.

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

The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company does not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.

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

The Company will adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects a decrease to “Retained earnings” and offsetting increase to AOCI from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. There will also be an impact to “Retained earnings” for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities).

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a TDR has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of December 31, 2021, any such modifications did not have a material impact on the Company's results of operations.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
3.INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,231	$5,958	$31	$0	$32,158
Obligations of U.S. states and their political subdivisions	10,445	1,781	8	0	12,218
Foreign government bonds	83,363	11,842	529	7	94,669
U.S. public corporate securities	98,836	13,721	390	12	112,155
U.S. private corporate securities(2)	35,019	2,583	162	58	37,382
Foreign public corporate securities	24,877	2,571	118	21	27,309
Foreign private corporate securities	28,047	1,448	442	16	29,037
Asset-backed securities(3)	11,402	137	14	0	11,525
Commercial mortgage-backed securities	12,490	631	22	0	13,099
Residential mortgage-backed securities(4)	2,749	123	14	0	2,858
Total fixed maturities, available-for-sale(1)(2)	$333,459	$40,795	$1,730	$114	$372,410

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$833	$221	$0	$1,054	$0	$833
Foreign public corporate securities	486	49	0	535	5	481
Foreign private corporate securities	9	0	0	9	0	9
Residential mortgage-backed securities(4)	191	14	0	205	0	191
Total fixed maturities, held-to-maturity(5)	$1,519	$284	$0	$1,803	$5	$1,514
__________
(1)Excludes “Assets held-for-sale” with amortized cost of $13,145 million, fair value of $13,569 million, unrealized gains of $572 million, unrealized losses of $147 million and allowance for credit losses of $1 million. See Note 1 for additional information on the pending dispositions.
(2)Excludes notes with amortized cost of $5,941 million (fair value, $5,995 million), which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized loan obligations, education loans, auto loans, credit cards and other asset types.
(4)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(5)Excludes notes with amortized cost of $4,750 million (fair value, $5,394 million), which have been offset with the associated debt under a netting agreement.

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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,521	$15	$269	$16	$1,790	$31
Obligations of U.S. states and their political subdivisions	289	5	71	3	360	8
Foreign government bonds	4,534	244	6,945	282	11,479	526
U.S. public corporate securities	12,403	219	2,947	152	15,350	371
U.S. private corporate securities	4,362	84	848	78	5,210	162
Foreign public corporate securities	3,652	76	802	42	4,454	118
Foreign private corporate securities	6,350	270	1,604	169	7,954	439
Asset-backed securities	6,568	13	170	1	6,738	14
Commercial mortgage-backed securities	921	11	263	11	1,184	22
Residential mortgage-backed securities	751	13	18	1	769	14
Total fixed maturities, available-for-sale(1)	$41,351	$950	$13,937	$755	$55,288	$1,705
__________
(1)Excludes “Assets held-for-sale” with fair value of $4,644 million and gross unrealized losses of $147 million. See Note 1 for additional information on the pending dispositions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
As of December 31, 2021 and 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $1,242 million and $636 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $463 million and $313 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2021, the $755 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility and finance sectors within corporate securities. As of December 31, 2020, the $463 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility and finance sectors within corporate securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of December 31, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2021
	Available-for-Sale(1)		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$8,049	$8,454	$0	$0
Due after one year through five years	47,965	50,818	482	535
Due after five years through ten years	69,291	75,508	30	32
Due after ten years(2)	181,513	210,148	811	1,031
Asset-backed securities	11,402	11,525	0	0
Commercial mortgage-backed securities	12,490	13,099	0	0
Residential mortgage-backed securities	2,749	2,858	191	205
Total	$333,459	$372,410	$1,514	$1,803
 __________
(1)Excludes “Assets held-for-sale” with amortized cost of $13,145 million and fair value of $13,569 million. See Note 1 for additional information on the pending dispositions.
(2)Excludes available-for-sale notes with amortized cost of $5,941 million (fair value, $5,995 million) and held-to-maturity notes with amortized cost of $4,750 million (fair value, $5,394 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$36,333	$21,013	$32,283
Proceeds from maturities/prepayments	27,976	23,563	20,036
Gross investment gains from sales and maturities	2,565	1,690	1,715
Gross investment losses from sales and maturities	(648)	(524)	(434)
OTTI recognized in earnings(2)	N/A	N/A	(315)
Write-downs recognized in earnings(3)	(1)	(304)	N/A
(Addition to) release of allowance for credit losses(4)	19	(133)	N/A
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(5)	$239	$88	$99
(Addition to) release of allowance for credit losses(4)	4	0	N/A
 __________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $450 million, $(470) million and $(13) million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)For the year ended December 31, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(3)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale. In addition, for the years ended December 31, 2020 and 2019, amounts also include write-downs on securities approaching maturities related to foreign exchange movements.
(4)Effective January 1, 2020, credit losses on available-for-sale and held-to-maturity fixed maturity securities are recorded within the “allowance for credit losses”.
(5)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $(1) million, less than $(1) million and less than $1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	7	89	0	0	0	96
Reductions for securities sold during the period	0	0	(48)	0	(9)	0	(57)
Additions (reductions) on securities with previous allowance	0	0	(56)	0	(1)	0	(57)
Reclassified to “Assets held-for sale”(1)	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$7	$107	$0	$0	$0	$114
__________
(1) See Note 1 for additional information on the pending dispositions.

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	39	255	0	1	0	295
Reductions for securities sold during the period	0	(39)	(126)	0	0	0	(165)
Additions (reductions) on securities with previous allowance	0	0	5	0	9	0	14
Write-downs charged against the allowance	0	0	(11)	0	0	0	(11)
Balance, end of period	$0	$0	$123	$0	$10	$0	$133

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current period provision for expected losses	0	0	(3)	0	0	0	(3)
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$5	$0	$0	$0	$5

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13.	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the year ended December 31, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the overall improving credit environment in the energy and consumer cyclical sectors within corporate securities, partially offset by net additions in the transportation, communications and utility sectors within corporate securities due to adverse projected cash flows. For the year ended December 31, 2020, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to securities within the energy, communications and consumer cyclical sectors within corporate securities due to adverse projected cash flows, partially offset by a release on restructured securities in the energy sector within corporate securities and foreign government securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both December 31, 2021 and 2020.
Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021				December 31, 2020
			Assets Held-for-Sale(1)
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$30	$30	$786	$786	$658	$658
Fixed maturities:
Corporate securities	101	103	12,112	12,463	14,442	15,472
Commercial mortgage-backed securities	0	0	1,799	1,830	1,743	1,839
Residential mortgage-backed securities(2)	0	0	658	683	964	1,018
Asset-backed securities(3)	0	0	2,079	2,093	1,665	1,697
Foreign government bonds	761	761	240	237	934	945
U.S. government authorities and agencies and obligations of U.S. states	182	193	344	400	371	443
Total fixed maturities(4)	1,044	1,057	17,232	17,706	20,119	21,414
Equity securities	1,787	2,271	328	326	1,661	2,043
Total assets supporting experience-rated contractholder liabilities(5)	$2,861	$3,358	$18,346	$18,818	$22,438	$24,115
 __________
(1)See Note 1 for additional information on the pending dispositions.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value, including “Assets held-for-sale” were $1,607 million and $1,102 million as of December 31, 2021 and 2020, respectively, all of which were rated AA or above.
(4)As a percentage of amortized cost, 97% and 94% of the portfolio including “Assets held-for-sale” was considered high or highest quality based on NAIC or equivalent ratings, as of December 31, 2021 and 2020, respectively.
(5)As a percentage of amortized cost, 95% and 79% of the portfolio including “Assets held-for-sale” consisted of public securities as of December 31, 2021 and 2020, respectively.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities including “Assets held-for-sale” still held at period end, recorded within “Other income (loss),” was $(708) million, $726 million and $996 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, including “Assets held-for-sale” recorded within “Other income (loss),” was $591 million, $205 million and $943 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$73,681	$83,382	$80,273	$92,764
Fixed maturities, held-to-maturity	812	1,026	912	1,173
Fixed maturities, trading	23	23	25	25
Assets supporting experience-rated contractholder liabilities	983	977	849	855
Total	$75,499	$85,408	$82,059	$94,817

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2021		December 31, 2020
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$10,225	17.6%	$12,750	19.7%
Retail	6,779	11.7	7,326	11.3
Apartments/Multi-Family	16,742	28.8	18,330	28.3
Industrial	13,009	22.4	14,954	23.1
Hospitality	1,876	3.2	2,395	3.7
Other	3,936	6.8	4,981	7.7
Total commercial mortgage loans	52,567	90.5	60,736	93.8
Agricultural property loans	5,520	9.5	4,048	6.2
Total commercial mortgage and agricultural property loans	58,087	100.0%	64,784	100.0%
Allowance for credit losses	(115)		(227)
Total net commercial mortgage and agricultural property loans	57,972		64,557
Other loans:
Uncollateralized loans	561		655
Residential property loans	67		101
Other collateralized loans	70		120
Total other loans	698		876
Allowance for credit losses	(4)		(8)
Total net other loans	694		868
Total net commercial mortgage and other loans(1)(2)	$58,666		$65,425
 __________
(1)Excludes “Assets held-for-sale” of $6,565 million net of allowance for credit losses of $15 million as of December 31, 2021. See Note 1 for additional information on the pending dispositions.
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of December 31, 2021 and 2020, the net carrying value of these loans was $1,263 million and $1,092 million, respectively.

As of December 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in California (29%), Texas (7%) and New York (7%)) and included loans secured by properties in Europe (6%), Asia (2%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2018	$120	$3	$0	$0	$5	$128
Addition to (release of) allowance for credit losses	(5)	0	0	0	(1)	(6)
Charge-offs, net of recoveries	(1)	0	0	0	0	(1)
Balance at December 31, 2019	114	3	0	0	4	121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	1	1	0	0	1	3
Write-downs charged against allowance	(7)	0	0	0	0	(7)
Other	0	0	0	3	0	3
Balance at December 31, 2020	218	9	0	3	5	235
Addition to (release of) allowance for expected losses	(92)	(5)	0	0	(1)	(98)
Reclassified to “Asset held-for-sale”(1)	(15)	0	0	0	0	(15)
Other	0	0	0	(3)	0	(3)
Balance at December 31, 2021	$111	$4	$0	$0	$4	$119
__________
(1) See Note 1 for additional information on the pending dispositions.

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the year ended December 31, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the year ended December 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total(1)
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$1,287	$467	$2,459	$3,211	$3,072	$14,011	$0	$24,507
60%-69.99%	3,101	1,941	4,124	3,631	1,356	4,161	0	18,314
70%-79.99%	2,497	1,207	1,327	1,059	631	2,108	0	8,829
80% or greater	184	39	7	62	50	575	0	917
Total	$7,069	$3,654	$7,917	$7,963	$5,109	$20,855	$0	$52,567
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$6,803	$3,356	$6,828	$7,384	$4,445	$16,864	$0	$45,680
1.0 - 1.2x	266	154	662	478	234	2,069	0	3,863
Less than 1.0x	0	144	427	101	430	1,922	0	3,024
Total	$7,069	$3,654	$7,917	$7,963	$5,109	$20,855	$0	$52,567
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$1,958	$887	$494	$334	$370	$1,226	$80	$5,349
60%-69.99%	92	5	29	37	0	0	0	163
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	3	5	0	0	0	0	8
Total	$2,050	$895	$528	$371	$370	$1,226	$80	$5,520
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$2,007	$870	$517	$364	$312	$1,121	$80	$5,271
1.0 - 1.2x	43	25	10	1	58	41	0	178
Less than 1.0x	0	0	1	6	0	64	0	71
Total	$2050	$895	$528	$371	$370	$1,226	$80	$5,520
__________
(1) Excludes “Assets held-for-sale” of $6,580 million. See Note 1 for additional information on the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$52,565	$0	$0	$2	$2	$52,567	$2
Agricultural property loans	5,520	0	0	0	0	5,520	19
Residential property loans	66	0	0	1	1	67	1
Other collateralized loans	70	0	0	0	0	70	0
Uncollateralized loans	561	0	0	0	0	561	0
Total(3)	$58,782	$0	$0	$3	$3	$58,785	$22
__________
(1)As of December 31, 2021, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2.
(3)Excludes “Assets held-for-sale” of $6,580 million. See Note 1 for additional information on the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Loans on non-accrual status recognized interest income of $5 million and $2 million for the year ended December 31, 2021 and 2020, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $20 million and $15 million as of December 31, 2021 and 2020, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration, as of both December 31, 2021 and 2020.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2021	2020
	(in millions)
LPs/LLCs:
Equity method:
Private equity(1)	$6,509	$4,311
Hedge funds	2,797	2,451
Real estate-related(1)	2,370	1,985
Subtotal equity method	11,676	8,747
Fair value:
Private equity	1,852	1,786
Hedge funds	2,119	2,036
Real estate-related	319	314
Subtotal fair value	4,290	4,136
Total LPs/LLCs	15,966	12,883
Real estate held through direct ownership(2)	1,789	2,027
Derivative instruments	3,280	1,915
Other(3)	798	1,300
Total other invested assets(4)	$21,833	$18,125
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)As of December 31, 2021 and 2020, real estate held through direct ownership had mortgage debt of $274 million and $409 million, respectively.
(3)Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York, see Note 17.
(4)Excludes “Assets held-for-sale” of $104 million as of December 31, 2021. See Note 1 for additional information on the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
In certain investment structures, the Company’s investment management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other invested assets,” with any unaffiliated investors’ non-controlling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $654 million and $459 million as of December 31, 2021 and 2020, respectively. There was $467 million and $201 million of unaffiliated interest in the consolidated feeder funds as of December 31, 2021 and 2020, respectively, and the master funds had gross assets of $76,600 million and $54,123 million, respectively, and gross liabilities of $73,882 million and $50,706 million, respectively, which are not included on the Company’s balance sheet.

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

	December 31,
	2021	2020
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$689,767	$424,712
Total liabilities(2)	$111,189	$35,705
Partners’ capital	578,578	389,007
Total liabilities and partners’ capital	$689,767	$424,712
Total liabilities and partners’ capital included above	$12,141	$9,475
Equity in LP/LLC interests not included above	852	666
Carrying value(3)	$12,993	$10,141
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
(3)Excludes “Assets held-for-sale” of $81 million. See Note 1 for additional information on the pending dispositions.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$128,429	$42,964	$11,430
Total expenses(2)	(21,235)	(8,887)	(5,800)
Net earnings (losses)	$107,194	$34,077	$5,630
Equity in net earnings (losses) included above	$2,085	$744	$525
Equity in net earnings (losses) of LP/LLC interests not included above	161	28	11
Total equity in net earnings (losses)	$2,246	$772	$536
__________
(1)Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in real estate, investments in securities and other income.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
(2)Amount represents gross expenses of each fund where the Company has a significant investment. These expenses consist primarily of interest expense, investment management fees, salary expenses and other expenses.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2021	2020
	(in millions)
Fixed maturities	$2,398	$2,676
Equity securities	5	7
Commercial mortgage and other loans	175	205
Policy loans	253	274
Other invested assets	22	27
Short-term investments and cash equivalents	2	4
Total accrued investment income(1)	$2,855	$3,193
__________
(1) Excludes “Assets held-for-sale” of $221 million as of December 31, 2021. See Note 1 for additional information on the pending dispositions.

Write-downs on accrued investment income were less than $1 million for both the years ended December 31, 2021 and 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities, available-for-sale(1)	$11,999	$12,339	$12,644
Fixed maturities, held-to-maturity(1)	226	235	232
Fixed maturities, trading	193	126	149
Assets supporting experience-rated contractholder liabilities	601	700	731
Equity securities	162	162	160
Commercial mortgage and other loans	2,552	2,485	2,584
Policy loans	533	584	619
Other invested assets	2,617	1,318	1,005
Short-term investments and cash equivalents	63	197	453
Gross investment income	18,946	18,146	18,577
Less: investment expenses	(659)	(736)	(992)
Net investment income	$18,287	$17,410	$17,585
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

The carrying value of non-income producing assets included $437 million in available-for-sale fixed maturities, $72 million in trading fixed maturities and less than $1 million in other invested assets as of December 31, 2021. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2021.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Fixed maturities(1)	$1,939	$729	$966
Commercial mortgage and other loans	173	103	44
Investment real estate	108	(16)	78
LPs/LLCs	(14)	2	(38)
Derivatives	1,796	(4,715)	(1,513)
Other	22	10	4
Realized investment gains (losses), net	$4,024	$(3,887)	$(459)
 __________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2021	2020	2019
	(in millions)
Fixed maturity securities, available-for-sale—with OTTI(1)	$ N/A	$ N/A	$243
Fixed maturity securities, available-for-sale—all other(1)	N/A	N/A	44,279
Fixed maturity securities, available-for-sale with an allowance(2)	23	(25)	N/A
Fixed maturity securities, available-for-sale without an allowance(2)	39,467	58,593	N/A
Derivatives designated as cash flow hedges(3)	1,019	(168)	832
Derivatives designated as fair value hedges(3)	(35)	10	0
Other investments(4)	(7)	7	(15)
Net unrealized gains (losses) on investments	$40,467	$58,417	$45,339
 __________
(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”
(2)Includes net unrealized gains of $425 million on “Assets held-for-sale” as of December 31, 2021.
(3)For additional information on cash flow and fair value hedges, see Note 5.
(4)As of December 31, 2021, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021				December 31, 2020
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,044	$0	$438	$9,482	$9,548	$546	$0	$10,094
Commercial mortgage-backed securities	486	0	0	486	463	0	0	463
Residential mortgage-backed securities	217	0	0	217	337	0	0	337
Total securities sold under agreements to repurchase	$9,747	$0	$438	$10,185	$10,348	$546	$0	$10,894

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$0	$0	$0
Obligations of U.S. states and their political subdivisions	84	0	84	108	0	108
Foreign government bonds	205	0	205	426	0	426
U.S. public corporate securities	2,834	0	2,834	2,360	0	2,360
Foreign public corporate securities	643	0	643	567	0	567
Equity securities	484	0	484	38	0	38
Total cash collateral for loaned securities(1)	$4,251	$0	$4,251	$3,499	$0	$3,499
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

Securities Pledged

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2021	2020
	(in millions)
Fixed maturities(1)	$16,411	$19,608
Fixed maturities, trading	0	67
Assets supporting experience-rated contractholder liabilities	34	29
Separate account assets	2,673	3,191
Equity securities	868	416
Other	319	450
Total securities pledged	$20,305	$23,761
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

The following table sets forth the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2021	2020
	(in millions)
Securities sold under agreements to repurchase	$10,185	$10,894
Cash collateral for loaned securities	4,251	3,499
Separate account liabilities	2,737	3,249
Total liabilities supported by the pledged collateral	$17,173	$17,642

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and postings of collateral from OTC derivative counterparties. The fair value of this collateral was approximately $4,967 million as of December 31, 2021 (the largest components of which included $334 million of securities and $4,633 million of cash from OTC derivative counterparties) and $8,872 million as of December 31, 2020 (the largest components of which included $252 million of securities and $8,620 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets on Deposit, Held in Trust, and Restricted as to Sale

The following table provides assets on deposit, assets held in trust, and securities restricted as to sale, as of the dates indicated:

	December 31,
	2021	2020
	(in millions)
Assets on deposit with governmental authorities or trustees	$33	$31
Assets held in voluntary trusts(1)	484	539
Assets held in trust related to reinsurance and other agreements(2)	16,235	16,614
Securities restricted as to sale(3)	86	153
Total assets on deposit, assets held in trust and securities restricted as to sale(4)	$16,838	$17,337
 __________
(1)Represents assets held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits.
(2)Represents assets held in trust related to reinsurance agreements excluding reinsurance agreements between wholly-owned subsidiaries. Assets valued at $28.4 billion and $34.0 billion were held in trust related to reinsurance agreements between wholly-owned subsidiaries as of December 31, 2021 and 2020, respectively.
(3)Includes member and activity stock associated with memberships in the Federal Home Loan Banks of New York and Boston.
(4)Includes $553 million “Assets held-for-sale” related to the pending sales of PALAC and Full Service Retirement Business as of December 31, 2021.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	December 31,		December 31,
	2021	2020	2021	2020

	(in millions)
Fixed maturities, available-for-sale	$200	$110	$262	$296
Fixed maturities, held-to-maturity	9	87	790	882
Fixed maturities, trading	178	160	0	0
Assets supporting experience-rated contractholder liabilities	0	0	0	0
Equity securities	79	42	0	0
Commercial mortgage and other loans	915	975	0	0
Other invested assets	2,846	2,221	138	127
Cash and cash equivalents	128	101	0	0
Accrued investment income	1	2	3	4
Other assets	499	594	785	768
Total assets of consolidated VIEs	$4,855	$4,292	$1,978	$2,077
Other liabilities	$505	$256	$2	$2
Notes issued by consolidated VIEs(2)	274	305	0	0
Total liabilities of consolidated VIEs	$779	$561	$2	$2
 __________
(1)Total assets of consolidated VIEs reflect $2,885 million and $2,538 million as of December 31, 2021 and 2020, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of December 31, 2021, the maturity of this obligation was within 3 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $997 million and $935 million at December 31, 2021 and 2020, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in LPs/LLCs which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of these entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities, excluding “Assets held for sale,” was $15,966 million and $12,883 million as of December 31, 2021 and 2020, respectively.

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

Under currency forwards, the Company agrees with counterparties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the impact of changes in currency exchange rates on U.S. dollar-equivalent earnings generated by certain of its non-U.S. businesses, primarily its international insurance and investment operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these currency forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated.

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

Under foreign currency denominated debts, the Company uses a portion of its foreign currency denominated debt (same functional currency of its foreign subsidiaries) to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. These debt obligations reduce the Company’s foreign currency exposure from equity investment and act as hedge of the investment.

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
Primary Risks Managed by Derivatives

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $3,266 million and $1,906 million as of December 31, 2021 and 2020, respectively, and total derivative liabilities of $2,278 million and $792 million as of December 31, 2021 and 2020, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2021			December 31, 2020
Primary Underlying Risk/ Instrument Type	Gross	Fair Value		Gross	Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,591	$805	$(69)	$3,065	$978	$(90)
Interest Rate Forwards	248	15	(2)	249	0	(8)
Foreign Currency
Foreign Currency Forwards	4,789	62	(107)	2,577	68	(116)
Currency/Interest Rate
Foreign Currency Swaps	21,272	1,151	(193)	22,642	878	(1,037)
Total Derivatives Designated as Hedge Accounting Instruments	$29,900	$2,033	$(371)	$28,533	$1,924	$(1,251)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$196,124	$10,515	$(14,430)	$178,803	$17,174	$(13,172)
Interest Rate Futures	17,429	76	(9)	15,778	99	(5)
Interest Rate Options	15,353	710	(265)	14,593	914	(233)
Interest Rate Forwards	4,709	41	(11)	2,910	25	0
Foreign Currency
Foreign Currency Forwards	28,235	1,046	(1,209)	35,478	764	(647)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	12,683	751	(216)	13,661	537	(601)
Credit
Credit Default Swaps	3,489	128	(1)	3,360	63	(28)
Equity
Equity Futures	6,178	1	(10)	5,668	10	(25)
Equity Options	60,057	2,065	(2,640)	36,250	1,731	(1,028)
Total Return Swaps	13,850	49	(430)	22,489	32	(1,277)
Other
Other(1)	1,255	0	0	1,262	0	0
Synthetic GICs	81,984	1	0	86,264	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$441,346	$15,383	$(19,221)	$416,516	$21,349	$(17,016)
Total Derivatives(2)(3)(4)	$471,246	$17,416	$(19,592)	$445,049	$23,273	$(18,267)
 __________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $10,245 million and $20,119 million as of December 31, 2021, and 2020, respectively, primarily included in “Future policy benefits.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position.
(4)Excludes “Assets held-for-sale” with fair value of $1,643 million and “Liabilities held-for-sale” with fair value of $1,503 million with outstanding gross notional amounts of $41,179 million as of December 31, 2021. See Note 1 for additional information on the pending dispositions.

As of December 31, 2021, the following amounts were recorded on the Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2021		December 31, 2020
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$641	$63	$402	$79
Commercial mortgage and other loans	$17	$1	$20	$2
Policyholders’ account balances	$(1,552)	$(170)	$(1,627)	$(303)
Future policy benefits	$(3,001)	$(279)	$(1,585)	$(372)
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

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:(2)
Derivatives	$17,272	$(14,150)	$3,122	$(802)	$2,320
Securities purchased under agreement to resell	704	0	704	(704)	0
Total Assets	$17,976	$(14,150)	$3,826	$(1,506)	$2,320
Offsetting of Financial Liabilities:(2)
Derivatives	$19,587	$(17,314)	$2,273	$(797)	$1,476
Securities sold under agreement to repurchase	10,185	0	10,185	(9,699)	486
Total Liabilities	$29,772	$(17,314)	$12,458	$(10,496)	$1,962

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$23,144	$(21,367)	$1,777	$(806)	$971
Securities purchased under agreement to resell	252	0	252	(252)	0
Total Assets	$23,396	$(21,367)	$2,029	$(1,058)	$971
Offsetting of Financial Liabilities:
Derivatives	$18,265	$(17,475)	$790	$(790)	$0
Securities sold under agreement to repurchase	10,894	0	10,894	(10,432)	462
Total Liabilities	$29,159	$(17,475)	$11,684	$(11,222)	$462
 __________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.
(2)Excludes “Assets held-for-sale” with fair value of $1,643 million and “Liabilities held-for-sale” with fair value of $1,503 million. See Note 1 for additional information on the pending dispositions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited To Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$20	$(9)	$0	$0	$(98)	$(73)	$0
Currency	(8)	0	0	0	0	6	0
Total gains (losses) on derivatives designated as hedge instruments	12	(9)	0	0	(98)	(67)	0
Gains (losses) on the hedged item:
Interest Rate	(24)	16	0	0	133	96	0
Currency	7	2	0	0	0	(6)	0
Total gains (losses) on hedged item	(17)	18	0	0	133	90	0
Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness
Currency	0	0	0	0	0	(6)	(46)
Total Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness	0	0	0	0	0	(6)	(46)
Total gains (losses) on fair value hedges net of hedged item	(5)	9	0	0	35	17	(46)
Cash flow hedges
Interest Rate	(2)	2	0	0	0	0	(13)
Currency	(4)	0	0	0	0	0	48
Currency/Interest Rate	105	271	181	0	0	0	1,152
Total gains (losses) on cash flow hedges	99	273	181	0	0	0	1,187
Net investment hedges
Currency	0	0	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	(9)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,875)	0	0	0	0	0	0
Currency	(364)	0	(3)	0	0	0	0
Currency/Interest Rate	802	0	5	0	0	0	0
Credit	61	0	0	0	0	0	0
Equity	(2,600)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	5,674	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	1,699	0	2	0	0	0	0
Total	$1,793	$282	$183	$0	$35	$17	$1,132

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited To Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(17)	$(8)	$0	$0	$236	$186	$0
Currency	0	0	0	0	0	46	0
Total gains (losses) on derivatives designated as hedge instruments	(17)	(8)	0	0	236	232	0
Gains (losses) on the hedged item:
Interest Rate	16	18	0	0	(196)	(155)	0
Currency	0	1	0	0	0	(46)	0
Total gains (losses) on hedged item	16	19	0	0	(196)	(201)	0
Amortization for Gain (Loss) Excluded from Assessment of the Effectiveness
Currency .............................................	0	0	0	0	0	(1)	10
Total Amortization for Gain (loss) Excluded from Assessment of the Effectiveness ......................................	0	0	0	0	0	(1)	10
Total gains (losses) on fair value hedges net of hedged item	(1)	11	0	0	40	30	10
Cash flow hedges
Interest Rate	40	1	0	(1)	0	0	7
Currency	5	0	0	0	0	0	(69)
Currency/Interest Rate	99	314	(303)	0	0	0	(938)
Total gains (losses) on cash flow hedges	144	315	(303)	(1)	0	0	(1,000)
Net investment hedges
Currency	(7)	0	126	0	0	0	(128)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	(7)	0	126	0	0	0	(128)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	5,800	0	0	0	0	0	0
Currency	100	0	(1)	0	0	0	0
Currency/Interest Rate	(188)	0	(4)	0	0	0	0
Credit	(56)	0	0	0	0	0	0
Equity	(5,623)	0	0	0	0	0	0
Other	2	0	0	0	0	0	0
Embedded Derivatives	(4,882)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(4,847)	0	(5)	0	0	0	0
Total	$(4,711)	$326	$(182)	$(1)	$40	$30	$(1,118)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited To Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excluding changes related to net investment hedges using non-derivative instruments of $25 million for year ended December 31, 2021, $(21) million for year ended December 31, 2020, and $0 million for year ended December 31, 2019.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2018	$811
Cumulative effect adjustment from the adoption of ASU 2017-12	9
Amount recorded in AOCI
Interest Rate	33
Currency	(56)
Currency/Interest Rate	414
Total amount recorded in AOCI	391
Amount reclassified from AOCI to income
Interest Rate	(58)
Currency	(6)
Currency/Interest Rate	(315)
Total amount reclassified from AOCI to income	(379)
Balance, December 31, 2019	$832
Amount recorded in AOCI
Interest Rate	47
Currency	(64)
Currency/Interest Rate	(828)
Total amount recorded in AOCI	(845)
Amount reclassified from AOCI to income
Interest Rate	(40)
Currency	(5)
Currency/Interest Rate	(110)
Total amount reclassified from AOCI to income	(155)
Balance, December 31, 2020	$(168)
Amount recorded in AOCI
Interest Rate	(13)
Currency	44
Currency/Interest Rate	1,709
Total amount recorded in AOCI	1,740
Amount reclassified from AOCI to income
Interest Rate	0
Currency	4
Currency/Interest Rate	(557)
Total amount reclassified from AOCI to income	(553)
Balance, December 31, 2021	$1,019

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2021 values, it is estimated that a pre-tax gain of approximately $289 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2022.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of future cash flows from forecasted transactions denominated in foreign currencies, the purchases of invested assets, and the receipt or payment of variable interest on existing financial instruments. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 30 years.

There were no material amounts reclassified from AOCI into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $16 million for the year ended December 31, 2021, $(149) million for the year ended December 31, 2020, and $4 million for the year ended December 31 2019.

Credit Derivatives

The following table provides a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 26 years for index references.

	December 31, 2021
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total(3)
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	2,397	41	0	0	0	0	928	87	3,374	128
Total	$49	$0	$0	$0	$2,397	$41	$0	$0	$0	$0	$928	$87	$3,374	$128

	December 31, 2020
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	50	0	0	0	3,003	63	0	0	0	0	0	0	3,053	63
Total	$50	$0	$0	$0	$3,003	$63	$0	$0	$0	$0	$0	$0	$3,053	$63
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
(3)Excludes “Assets held-for-sale” with fair value of $54 million and “Liabilities held-for-sale” with fair value of $0 million. See Note 1 for additional information on the pending dispositions.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2021 and 2020, the Company had $115 million and $307 million of outstanding notional amounts, reported at fair value as a liability of $1 million and $28 million, respectively.

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

As of December 31, 2021, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2021(1)
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$32,158	$0	$	$32,158
Obligations of U.S. states and their political subdivisions	0	12,210	8		12,218
Foreign government bonds	0	94,659	10		94,669
U.S. corporate public securities	0	112,073	82		112,155
U.S. corporate private securities(3)	0	35,344	2,038		37,382
Foreign corporate public securities	0	27,184	125		27,309
Foreign corporate private securities	0	25,966	3,071		29,037
Asset-backed securities(4)	0	11,200	325		11,525
Commercial mortgage-backed securities	0	11,763	1,336		13,099
Residential mortgage-backed securities	0	2,533	325		2,858
Subtotal	0	365,090	7,320		372,410
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	193	0		193
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	761	0		761
Corporate securities	0	103	0		103
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	862	1,409	0		2,271
All other(5)	2	18	0		20
Subtotal	864	2,484	0		3,348
Fixed maturities, trading	0	8,402	421		8,823
Equity securities	7,386	192	799		8,377
Commercial mortgage and other loans	0	1,263	0		1,263
Other invested assets(6)	409	17,004	493	(14,150)	3,756
Short-term investments	1,199	4,114	330		5,643
Cash equivalents	753	4,436	70		5,259
Other assets	0	0	164		164
Separate account assets(7)(8)	12,305	206,383	1,283		219,971
Total assets	$22,916	$609,368	$10,880	$(14,150)	$629,014
Future policy benefits(9)	$0	$0	$9,068	$	$9,068
Policyholders’ account balances	0	0	1,436		1,436
Other liabilities	33	19,141	0	(17,314)	1,860
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$33	$19,141	$10,504	$(17,314)	$12,364

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$40,298	$150	$	$40,448
Obligations of U.S. states and their political subdivisions	0	12,807	4		12,811
Foreign government bonds	0	110,233	11		110,244
U.S. corporate public securities	0	113,486	69		113,555
U.S. corporate private securities(3)	0	38,689	2,248		40,937
Foreign corporate public securities	0	29,384	153		29,537
Foreign corporate private securities	0	28,727	2,865		31,592
Asset-backed securities(4)	0	14,068	523		14,591
Commercial mortgage-backed securities	0	16,294	9		16,303
Residential mortgage-backed securities	0	2,876	11		2,887
Subtotal	0	406,862	6,043		412,905
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	212	0		212
Obligations of U.S. states and their political subdivisions	0	231	0		231
Foreign government bonds	0	926	19		945
Corporate securities	0	14,990	482		15,472
Asset-backed securities(4)	0	1,583	114		1,697
Commercial mortgage-backed securities	0	1,839	0		1,839
Residential mortgage-backed securities	0	1,018	0		1,018
Equity securities	1,784	259	0		2,043
All other(5)	50	549	20		619
Subtotal	1,834	21,607	635		24,076
Fixed maturities, trading	0	3,671	243		3,914
Equity securities	6,207	1,131	660		7,998
Commercial mortgage and other loans	0	1,092	0		1,092
Other invested assets(6)	227	23,045	366	(21,367)	2,271
Short-term investments	405	5,728	177		6,310
Cash equivalents	1,476	4,005	1		5,482
Other assets	0	0	268		268
Separate account assets(7)(8)	51,826	250,623	1,821		304,270
Total assets	$61,975	$717,764	$10,214	$(21,367)	$768,586
Future policy benefits(9)	$0	$0	$18,879	$	$18,879
Policyholders’ account balances	0	0	1,914		1,914
Other liabilities	32	17,828	0	(17,475)	385
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$32	$17,828	$20,793	$(17,475)	$21,178
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale of $129,579 million and “Liabilities held-for-sale” of $6,214 million. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 for additional information on the pending dispositions.
(2)“Netting” amounts represent cash collateral of $(3,164) million and $3,892 million as of December 31, 2021 and 2020, respectively.
(3)Excludes notes with fair value of $5,995 million (carrying amount of $5,941 million) and $6,100 million (carrying amount of $5,966 million) as of December 31, 2021 and 2020, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(5)All other represents cash equivalents and short-term investments.
(6)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2021 and 2020, the fair values of such investments were $4,290 million and $4,136 million respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
(7)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. At December 31, 2021 and 2020, the fair value of such investments were $26,174 million and $23,007 million, respectively.
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
(9)As of December 31, 2021, the net embedded derivative liability position of $9,069 million includes $611 million of embedded derivatives in an asset position and $9,680 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $18,879 million includes $520 million of embedded derivatives in an asset position and $19,399 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2021 and 2020, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Derivative Instruments—Derivatives are recorded at fair value either as assets, within “Other invested assets” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, NPR, liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity and other specific attributes of the underlying derivative position.

The Company’s exchange-traded futures and options include Treasury futures, Eurodollar futures, commodity futures, Eurodollar options and commodity options. Exchange-traded futures and options are valued using quoted prices in active markets and are classified within Level 1 in the fair value hierarchy.

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts, commodity forward contracts, credit default swaps, loan commitments held for sale and TBA forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

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

The majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities after netting of collateral.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,800	Discounted cash flow(5)	Discount rate	0.31%	20%	5.00%	Decrease
		Market comparables	EBITDA multiples(4)	4.1X	19.2X	8.9X	Increase
		Liquidation	Liquidation value	11.31%	62.58%	55.57%	Increase
Equity securities	$277	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$1	$1,498	$594	Increase
Separate account assets-commercial mortgage loans(6)	$150	Discounted cash flow	Spread	1.05%	1.98%	1.18%	Decrease
Liabilities:
Future policy benefits(7)	$9,068	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(8)	$1,436	Discounted cash flow	Lapse rate(9)	1%	6%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	12%	27%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,697	Discounted cash flow(5)	Discount rate	0.40%	25%	4.28%	Decrease
		Market comparables	EBITDA multiples(4)	7.0X	15.0X	9.0X	Increase
		Liquidation	Liquidation value	12.13%	15.00%	13.02%	Increase
Equity securities	$195	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	8.8X	3.3X	Increase
		Net Asset Value	Share price	$1	$1,414	$495	Increase
Separate account assets-commercial mortgage loans(6)	$775	Discounted cash flow	Spread	1.60%	2.98%	1.80%	Decrease
Liabilities:
Future policy benefits(7)	$18,879	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$1,914	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.06%	1.17%		Decrease
			Mortality rate(13)	0%	24%		Decrease
			Equity volatility curve	6%	42%		Increase
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
(10)The spread over the LIBOR swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2021 and 2020, the minimum withdrawal rate assumption is 76% and maximum withdrawal rate assumption may be greater than 100%.The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$(150)	$0	$0	$0	$0	$0	$0	$0
U.S. states	4	0	0	0	0	0	4	0	0	8	0
Foreign government	11	0	0	0	0	(1)	0	0	0	10	0
Corporate securities(4)	5,335	(204)	1,560	(47)	114	(1,278)	(8)	386	(542)	5,316	(258)
Structured securities(5)	543	90	1,546	(3)	0	(248)	10	1,779	(1,731)	1,986	62
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	(14)	0	(5)	0	0	0	0	0
Corporate securities(4)	482	6	17	0	0	(113)	(157)	71	(306)	0	0
Structured securities(5)	114	(5)	221	(8)	0	(38)	0	2	(286)	0	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	1	(1)	0	(20)	0	0	0	0	0
Other assets:
Fixed maturities, trading	243	36	50	(55)	0	(21)	161	52	(45)	421	34
Equity securities	660	117	171	(98)	0	(24)	(31)	76	(72)	799	145
Other invested assets	366	39	193	(55)	0	(50)	0	0	0	493	40
Short-term investments	177	1	783	0	0	(597)	(26)	5	(13)	330	(1)
Cash equivalents	1	(1)	82	0	0	0	(4)	0	(8)	70	(1)
Other assets	268	(74)	55	0	0	(9)	0	0	(76)	164	(44)
Separate account assets(6)	1,821	326	298	(81)	0	(30)	(615)	67	(503)	1,283	199
Liabilities:
Future policy benefits	(18,879)	6,959	0	0	(1,322)	0	12	0	4,162	(9,068)	4,654
Policyholders’ account balances(7)	(1,914)	(1,174)	0	0	(389)	0	0	1	2,040	(1,436)	(10)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Year Ended December 31, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(8)
	(in millions)
Fixed maturities, available-for-sale	$45	$0	$0	$(163)	$4	$(43)	$0	$0	$(153)
Assets supporting experience-rated contractholder liabilities	0	(6)	0	0	7	0	0	0	0
Other assets:
Fixed maturities, trading	0	36	0	0	0	0	34	0	0
Equity securities	0	117	0	0	0	0	145	0	0
Other invested assets	7	32	0	0	0	6	34	0	0
Short-term investments	0	0	0	0	1	(1)	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Other assets	(113)	0	0	39	0	(44)	0	0	0
Separate account assets(6)	0	0	326	0	0	0	0	199	0
Liabilities:
Future policy benefits	6,959	0	0	0	0	4,654	0	0	0
Policyholders’ account balances	(1,174)	0	0	0	0	(10)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$105	$0	$45	$0	$0	$0	$0	$0	$0	$150	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	22	0	0	0	0	0	0	1	(12)	11	0
Corporate securities(4)	3,236	274	1,144	(127)	0	(1,021)	(16)	2,178	(333)	5,335	203
Structured securities(5)	948	(8)	685	(18)	0	(547)	156	178	(851)	543	(11)
Assets supporting experience-rated contractholder liabilities:
Foreign government	24	0	0	0	0	(5)	0	0	0	19	0
Corporate securities(4)	637	(17)	6	(9)	0	(182)	(19)	99	(33)	482	(25)
Structured securities(5)	69	(1)	191	0	0	(33)	0	1	(113)	114	3
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	134	0	0	(5)	(2)	0	(107)	20	0
Other assets:
Fixed maturities, trading	287	(24)	33	(33)	0	0	9	19	(48)	243	(24)
Equity securities	633	14	59	(50)	0	(6)	11	0	(1)	660	11
Other invested assets	567	7	209	0	4	(5)	(415)	8	(9)	366	7
Short-term investments	155	1	327	0	0	(115)	(48)	0	(143)	177	(1)
Cash equivalents	131	0	0	0	0	0	(130)	0	0	1	0
Other assets	113	87	69	0	0	(1)	0	0	0	268	88
Separate account assets(6)	1,717	143	242	(71)	0	(84)	0	43	(169)	1,821	157
Liabilities:
Future policy benefits	(12,831)	(4,837)	0	0	(1,304)	0	93	0	0	(18,879)	(5,263)
Policyholders’ account balances(7)	(1,316)	(228)	0	0	(370)	0	0	0	0	(1,914)	(155)
Other liabilities	(105)	105	0	0	0	0	0	0	0	0	105
Notes issued by consolidated VIEs	(800)	25	0	0	0	0	775	0	0	0	25

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(8)
	(in millions)
Fixed maturities, available-for-sale	$(111)	$0	$0	$368	$9	$(139)	$0	$0	$331
Assets supporting experience-rated contractholder liabilities	0	(22)	0	0	4	0	(22)	0	0
Other assets:
Fixed maturities, trading	0	(25)	0	0	1	0	(24)	0	0
Equity securities	0	14	0	0	0	0	11	0	0
Other invested assets	0	7	0	0	0	0	7	0	0
Short-term investments	1	0	0	0	0	(1)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	87	0	0	0	0	88	0	0	0
Separate account assets(6)	0	0	143	0	0	0	0	157	0
Liabilities:
Future policy benefits	(4,837)	0	0	0	0	(5,263)	0	0	0
Policyholders’ account balances	(228)	0	0	0	0	(155)	0	0	0
Other liabilities	0	105	0	0	0	0	105	0	0
Notes issued by consolidated VIEs	0	25	0	0	0	0	25	0	0

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2019:

	Year Ended December 31, 2019
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances
	(in millions)
Fixed maturities, available-for-sale	$(67)	$0	$0	$86	$18	$(98)	$0	$0
Assets supporting experience-rated contractholder liabilities	0	(4)	0	0	9	0	(5)	0
Other assets:
Fixed maturities, trading	0	(27)	0	0	1	0	(27)	0
Equity securities	0	42	0	0	0	0	34	0
Other invested assets	(1)	12	0	0	0	(1)	0	0
Short-term investments	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0
Other assets	44	0	0	0	0	44	0	0
Separate account assets(6)	0	0	180	0	4	0	0	170
Liabilities:
Future policy benefits	(2,685)	0	0	0	0	(2,999)	0	0
Policyholders’ account balances	(933)	0	0	0	0	(917)	0	0
Other liabilities	0	(5)	0	0	0	0	(5)	0
Notes issued by consolidated VIEs	15	0	0	0	0	15	0	0
__________
(1)“Other,” for the periods ended December 31, 2021 and 2020, primarily represent deconsolidation of VIE, reclassifications of certain assets between reporting categories and foreign currency translation.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
(2)Transfers out of level 3 for the period ended December 31, 2021, included $218 million of corporate securities and $79 million of structured securities reclassified from Fixed maturities, available for sale to “Assets held-for-sale”, and $4,162 million of Future Policy Benefits and $2,040 million of Policyholders’ account balances reclassified to "Liabilities held-for-sale". See Note 1 for additional information on the pending dispositions.
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
(8)Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	As of December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:(2)
Interest Rate	$76	$12,086	$1	$	$12,163
Currency	0	1,108	0		1,108
Credit	0	128	0		128
Currency/Interest Rate	0	1,902	0		1,902
Equity	242	1,872	1		2,115
Commodity	0	0	0		0
Netting(1)				(14,150)	(14,150)
Total derivative assets	$318	$17,096	$2	$(14,150)	$3,266
Derivative liabilities:(2)
Interest Rate	$9	$14,777	$0	$	$14,786
Currency	0	1,316	0		1,316
Credit	0	1	0		1
Currency/Interest Rate	0	409	0		409
Equity	11	3,069	0		3,080
Commodity	0	0	0		0
Netting(1)				(17,314)	(17,314)
Total derivative liabilities	$20	$19,572	$0	$(17,314)	$2,278

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative assets:
Interest Rate	$99	$19,091	$0	$	$19,190
Currency	0	832	0		832
Credit	0	63	0		63
Currency/Interest Rate	0	1,415	0		1,415
Equity	128	1,645	0		1,773
Commodity	0	0	0		0
Netting(1)				(21,367)	(21,367)
Total derivative assets	$227	$23,046	$0	$(21,367)	$1,906
Derivative liabilities:
Interest Rate	$5	$13,503	$0	$	$13,508
Currency	0	763	0		763
Credit	0	28	0		28
Currency/Interest Rate	0	1,638	0		1,638
Equity	25	2,305	0		2,330
Commodity	0	0	0		0
Netting(1)				(17,475)	(17,475)
Total derivative liabilities	$30	$18,237	$0	$(17,475)	$792
 __________
(1)“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.
(2)Excludes “Assets held-for-sale” with fair value of $1,643 million and “Liabilities held-for-sale” with fair value of $1,503 million. See Note 1 for additional information on the pending dispositions.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$1	$1	$0	$0	$(1)	$0	$0	$0	$1	$1
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	(1)	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (4)	Purchases	Sales	Issuances	Settlements	Other(3)	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (4)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	2	(1)	0	0	0	0	0	0	0	1	(2)
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

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Realized gains (losses) net:
Commercial mortgage loans(1)	$0	$0	$2
Mortgage servicing rights(2)	$6	$(25)	$11
Investment real estate	$(15)	$(24)	$0
Goodwill Impairment(3)	$(1,060)	$0	$0

	Year Ended December 31,
	2021	2020
	(in millions)
Carrying value after measurement as of period end
Commercial mortgage loans(1):	$0	$0
Mortgage servicing rights(2):	$75	$307
Investment real estate	$326	$31
Goodwill(3)	$1,080	$0
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
(3)Based on the goodwill impairment test performed as of December 31, 2021, the Company recognized a goodwill impairment charge for Assurance IQ. The fair value was determined using weighting of both market approach valuation techniques, based on both sales and EBITDA forward multiples, and discounted cash flow approach valuation techniques. The valuation included unobservable inputs such as forward market multiples of comparable peer companies and an implied control premium under the market approaches, as well as forecasted cash flows, discount rate applied, expected synergies and growth rate assumptions under the discounted cash flow approaches. The inputs and assumptions applied are consistent with how a market participant would value Assurance IQ and the related goodwill. See Note 10 for more information on the valuation of Assurance IQ and the resulting impairment charge.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

The following tables present information regarding assets and liabilities where the fair value option has been elected:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$(25)	$(15)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Commercial mortgage and other loans:
Interest income	$15	$17	$20
Notes issued by consolidated VIEs:
Interest expense	$0	$32	$45

	Year Ended December 31,
	2021	2020
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$1,263	$1,092
Aggregate contractual principal as of period end	$1,253	$1,073
Other assets:
Fair value as of period end	$59	$10
Notes issued by consolidated VIEs:
Fair value as of period end	$0	$0
Aggregate contractual principal as of period end	$0	$0
__________
(1)As of December 31, 2021, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,794	$9	$1,803	$1,514
Assets supporting experience-rated contractholder liabilities	3	7	0	10	10
Commercial mortgage and other loans	0	64	59,937	60,001	57,403
Policy loans	0	0	10,386	10,386	10,386
Other invested assets	0	81	0	81	81
Short-term investments	972	20	0	992	992
Cash and cash equivalents	7,108	521	0	7,629	7,629
Accrued investment income	0	2,855	0	2,855	2,855
Other assets	47	2,677	39	2,763	2,762
Total assets	$8,130	$8,019	$70,371	$86,520	$83,632
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,550	$38,831	$72,381	$71,290
Securities sold under agreements to repurchase	0	10,185	0	10,185	10,185
Cash collateral for loaned securities	0	4,251	0	4,251	4,251
Short-term debt	0	518	204	722	722
Long-term debt(4)	613	20,414	899	21,926	18,622
Notes issued by consolidated VIEs	0	0	274	274	274
Other liabilities	0	7,053	53	7,106	7,106
Separate account liabilities—investment contracts	0	28,567	24,847	53,414	53,414
Total liabilities	$613	$104,538	$65,108	$170,259	$165,864

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$2,209	$89	$2,298	$1,930
Assets supporting experience-rated contractholder liabilities	39	0	0	39	39
Commercial mortgage and other loans	0	107	67,477	67,584	64,333
Policy loans	0	0	11,271	11,271	11,271
Other invested assets	0	153	0	153	153
Short-term investments	1,464	26	0	1,490	1,490
Cash and cash equivalents	7,951	268	0	8,219	8,219
Accrued investment income	0	3,193	0	3,193	3,193
Other assets	154	2,917	449	3,520	3,517
Total assets	$9,608	$8,873	$79,286	$97,767	$94,145
Liabilities:
Policyholders’ account balances—investment contracts	$0	$36,820	$73,653	$110,473	$107,526
Securities sold under agreements to repurchase	0	10,894	0	10,894	10,894
Cash collateral for loaned securities	0	3,499	0	3,499	3,499
Short-term debt	0	794	146	940	925
Long-term debt(4)	644	21,685	1,139	23,468	19,718
Notes issued by consolidated VIEs	0	0	305	305	305
Other liabilities	0	7,626	48	7,674	7,674
Separate account liabilities—investment contracts	0	86,046	23,631	109,677	109,677
Total liabilities	$644	$167,364	$98,922	$266,930	$260,218
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $6,936 million or “Liabilities held-for-sale” of $101,992 million. See Note 1 for additional information on the pending dispositions.
(2)Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(3)Excludes notes with fair value of $5,394 million (carrying amount of $4,750 million) and $5,821 million (carrying amount of $4,998 million) as of December 31, 2021 and 2020, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes notes with fair value of $11,389 million (carrying amount of $10,691 million) and $11,921 million (carrying amount of $10,964 million) as of December 31, 2021 and 2020, respectively, which have been offset with the associated receivables under a netting agreement.

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

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
an appropriate credit spread for loans of similar quality, average life and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the relative strength of the underlying collateral, the principal exit strategies for the loans, prevailing interest rates and credit risk.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

7.DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2021	2020	2019
	(in millions)
Balance, beginning of period	$19,027	$19,912	$20,058
Capitalization of commissions, sales and issue expenses	2,548	2,763	2,966
Amortization—Impact of assumption and experience unlocking and true-ups	35	(36)	(164)
Amortization—All other	(2,132)	(2,185)	(2,168)
Change due to unrealized investment gains and losses	717	(379)	(713)
Foreign currency translation	(457)	142	(8)
Reclassified to “Assets held-for-sale”(1)	(1,197)	0	0
Other(2)	(349)	(1,190)	(59)
Balance, end of period	$18,192	$19,027	$19,912
__________
(1)See Note 1 for additional information on the pending dispositions.
(2)“Other” for 2021 represents the sale of The Prudential Life Insurance Company of Taiwan Inc. “Other” for 2020 primarily represents the impact related to the sale of The Prudential Life Insurance Company of Korea, Ltd. of $(1,193) million. “Other” for 2019 primarily represents the impact related to the sale of the Company’s Pramerica of Italy subsidiary of $(46) million and DAC ceded to a third-party reinsurer of $(14) million.

8.VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2021	2020	2019
	(in millions)
Balance, beginning of period	$1,103	$1,110	$1,850
Amortization—Impact of assumption and experience unlocking and true-ups	5	(317)	(139)
Amortization—All other	(124)	(212)	(235)
Change due to unrealized investment gains and losses	67	418	(478)
Interest	25	56	64
Foreign currency translation	(90)	48	10
Reclassified to “Assets held-for-sale”(1)	(215)	0	0
Other	0	0	38
Balance, end of period	$771	$1,103	$1,110
__________
(1)See Note 1 for additional information on the pending dispositions.

The following table provides VOBA balances for the year ended December 31, 2021:

VOBA Balance
(in millions)
CIGNA	$29
Gibraltar Life	740
Gibraltar BSN Life Berhad	2
Total(1)	$771
__________
(1)Excludes “Assets held-for-sale” of $215 million as of December 31, 2021. See Note 1 for additional information on the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following table provides estimated future amortization, net of interest, for the periods indicated:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Estimated future VOBA amortization(1)	$73	$66	$61	$56	$52	$463	$771
__________
(1)VOBA classified as “Assets held-for-sale” of $215 million as of December 31, 2021 is excluded from the estimated future amortization amounts. See Note 1 for additional information on the pending dispositions.

9.INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are primarily accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are primarily included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 3.

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2021(1)	2020	2019
	(in millions)
Investment in operating joint ventures	$1,317	$1,394	$1,309
Dividends received from operating joint ventures	$116	$60	$70
After-tax equity in earnings of operating joint ventures	$87	$96	$100
__________
(1)In March of 2021, the Company sold its 35% ownership stake in Pramerica SGR, an asset management joint venture within PGIM. See Note 1 for additional information on the disposition.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $11 million, $30 million and $29 million, respectively, of asset management fee income for services the Company provided to these operating joint ventures.

10.GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reportable segment are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	PGIM	Assurance IQ	International Businesses	Corporate and Other(1)	Other(1)	Total
	(in millions)
Goodwill balance, December 31, 2018:	$233	$0	$164	$456	$10	$863
Acquisitions	22	2,128	0	0	0	2,150
Foreign currency translation	(1)	0	1	0	0	0
Goodwill balance, December 31, 2019:	254	2,128	165	456	10	3,013
Foreign currency translation and other(2)	4	12	(21)	27	0	22
Goodwill balance, December 31, 2020:	258	2,140	144	483	10	3,035
Acquisitions(3)	304	0	0	0	0	304
Impairments	0	(1,060)	0	0	0	(1,060)
Foreign currency translation	(4)	0	(14)	(2)	0	(20)
Reclassified to “Assets held-for-sale”(4)	0	0	0	(455)	0	(455)
Goodwill balance, December 31, 2021:	$558	$1,080	$130	$26	$10	$1,804
__________
(1)Prior period amounts have been reclassified to conform to current period presentation.
(2)The goodwill associated with Assurance IQ includes a measurement period adjustment made during 2020. The goodwill reclassification between International Businesses and Corporate and Other relates to an operation that became classified as a divested business and transferred to Corporate and Other during 2020.
(3)During 2021, PGIM completed the acquisitions of Montana Capital Partners, a European-based private equity secondaries asset manager, and Green Harvest Asset Management LLC, a separately managed account platform providing customized solutions for the high net worth market.
(4)The Full Service Retirement business has been classified as divested business and transferred to Corporate and Other, and its assets, including goodwill, are reclassified to “Assets held-for-sale” as of December 31, 2021. See Note 1 for more information on this pending disposition.

The Company tests goodwill for impairment annually, as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed the annual goodwill impairment test using the quantitative approach for all reporting units at December 31, 2021. While the estimated fair value of PGIM and Gibraltar and Other, within the International Businesses segment, significantly exceeded their carrying value as of December 31, 2021, the test resulted in a $1,060 million pre-tax ($837 million after-tax) non-cash impairment charge, related to the goodwill assigned to Assurance IQ. The annual quantitative goodwill impairment test for Assurance IQ estimated the fair value of the businesses by weighting the results from discounted cash flow valuation techniques and market valuation techniques based on both sales and EBITDA forward multiples. The decline in the estimated fair value of Assurance IQ below its carrying value as of December 31, 2021 was driven by a combination of factors as discussed below.

The estimated fair value of Assurance IQ as of December 31, 2021 was significantly impacted by the decline in the value of comparable publicly traded companies, particularly during the last three months of the year, as the market multiples are utilized in both the market approaches and in estimating the terminal value under the discounted cash flow approaches. The deterioration in the peer valuations was mainly driven by sector-wide concerns attributed to margin compression and increased customer attrition, among other factors. In addition, revisions to the business long-term forecasts following the annual Medicare enrollment period in the fourth quarter of 2021, reflected lower growth rates in Medicare sales driven by slower agent growth, and increased operating expenses, along with other changes in business plans, including shifts in the product mix. The long-term forecasts also incorporated changes in the expected synergies to be realized and were reflective of the current and expected industry and market conditions and trends. These revisions led to declines in the cash flow projections, used as part of the discounted cash flow approaches, consistent with how a market participant would assess the outlook of the business. The combination of the decline in peer valuations with the revisions to the business forecast, caused the estimated fair value of Assurance IQ to decline below its carrying value as of December 31, 2021 and resulted in a non-cash goodwill impairment charge of $1,060 million pre-tax, or $837 million after-tax.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. For all reporting units tested, unanticipated changes in business performance or regulatory environment, market declines or other events impacting the fair value of these businesses, including changes in market multiples, discount rates,

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
interest rates and growth rates assumptions or increases in the level of equity required to support these businesses, could cause additional goodwill impairment charges in future periods.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$864	$(543)	$321	$819	$(512)	$307
Customer relationships	308	(194)	114	247	(175)	72
Software and other	200	(84)	116	192	(60)	132
Not subject to amortization	68	N/A	68	69	N/A	69
Total(1)			$619			$580
__________
(1)Includes “Assets held-for-sale” of $39 million as of December 31, 2021. See Note 1 for more information on the pending dispositions.

The fair values of net mortgage servicing rights were $324 million and $309 million at December 31, 2021 and 2020, respectively. Amortization expense for other intangibles was $110 million, $102 million and $65 million for the years ending December 31, 2021, 2020 and 2019, respectively. The amortization expense amounts for 2021, 2020 and 2019 do not include impairments recorded for mortgage servicing rights or other intangibles. See the nonrecurring fair value measurements section of Note 6 for more information regarding these impairments.

The following table provides estimated future amortization for the periods indicated:

	2022	2023	2024	2025	2026
	(in millions)
Estimated future amortization expense of other intangibles	$104	$88	$81	$70	$46

11.LEASES

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 27 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 4 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

The Company does not have residual guarantees associated with its lessee arrangements, nor are there any restrictions or covenants associated with its lease arrangements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Lessee

Supplemental balance sheet information related to leases where the Company is the lessee is included below. Right-of-use assets and lease liabilities are included within “Other assets” and “Other liabilities” respectively.

	December 31,
	2021	2020
	($ in millions)
Operating Leases:

Right-of-use assets	$395	$466
Lease liabilities	$432	$511

Weighted average remaining lease term	6 years	6 years
Weighted average discount rate	2.25%	2.22%

Maturities of operating lease liabilities are as follows:

December 31, 2021
(in millions)
2022	$129
2023	100
2024	84
2025	59
2026	28
Thereafter	69
Total lease payments	469
Less imputed interest	(37)
Total	$432

As of December 31, 2021, the Company has an additional $192 million of payments on operating leases that have not yet commenced, primarily for properties to be used by various domestic operations. These operating leases will commence between 2022 and 2023 with lease terms from 5 years to 15 years.

Lease expense is included in “General and administrative expenses,” which consisted of operating lease and short-term costs. Operating lease costs were $153 million, $156 million, and $138 million for the years ended December 31, 2021, 2020, and 2019, respectively. Short-term lease costs were $96 million, $104 million, and $101 million for the years ended December 31, 2021, 2020, and 2019, respectively. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Lessor

The Company directly owns real estate properties within its investment portfolio. Such real estate is leased to third-parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying the practical expedient discussed in Note 2. Lease income included in “Net investment income” were $115 million, $161 million, and $182 million for the years ended December 31, 2021, 2020, and 2019, respectively.

12.POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 for the years indicated are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2021	2020
	(in millions)
Life insurance	$188,777	$195,245
Individual and group annuities and supplementary contracts	77,779	77,254
Other contract liabilities	25,695	30,873
Included in “Liabilities held-for-sale”(1)	(4,662)	0
Subtotal future policy benefits excluding unpaid claims and claim settlement expenses	287,589	303,372
Unpaid claims and claim settlement expenses	3,195	2,971
Total future policy benefits	$290,784	$306,343
__________
(1)See Note 1 for additional information on the pending dispositions

Life insurance liabilities include reserves for death, endowment, and other policy benefits. Individual and group annuities and supplementary contracts liabilities include reserves for life contingent individual immediate annuities and life contingent group annuities. Other contract liabilities include liabilities for variable annuity living benefit guarantees and certain other reserves for long-term care, group, annuities and individual life and health products.

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 2% and 3% of direct individual life insurance in force as of December 31, 2021 and 2020, respectively, and 10%, 10%, and 11% of direct individual life insurance premiums for 2021, 2020, and 2019, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group life polices, group and individual long-term care policies and individual health insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from (0.1)% to 7.8%.

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

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.6% to 6.5%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The Company’s liability for future policy benefits is also inclusive of liabilities for claims reserves and unpaid claims and claim settlement expenses. Unpaid claims and claim settlement expenses primarily reflect the Company’s present value of future disability claim payments and expenses as well as estimates of claims incurred but not yet reported as of the balance sheet date related to group disability products. Unpaid claim liabilities that are discounted use interest rates ranging from 1.8% to 6.4%. Claims reserves for claims reported but not yet paid and claims incurred but not yet reported are primarily reflected with the underlying contract in the table above.

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the years indicated are as follows:

	2021	2020
	(in millions)
Individual annuities	$52,230	$47,663
Group annuities	30,400	30,700
Guaranteed investment contracts and guaranteed interest accounts	13,717	14,071
Funding agreements	6,023	6,938
Interest-sensitive life contracts	41,283	41,711
Dividend accumulation and other deposit type funds	18,894	20,599
Included in “Liabilities held-for-sale”(1)	(39,914)	$0
Total policyholders’ account balances	$122,633	$161,682
__________
(1)See Note 1 for additional information on the pending dispositions.

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities and certain unearned revenues. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. See Note 6 for additional information on the fair value of these embedded derivative instruments. Included in “Funding agreements” at December 31, 2021 and 2020 are $4,959 million and $4,402 million, respectively, related to the Company’s Funding Agreement Notes Issuance Program (“FANIP”). Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $3 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 3.5% and original maturities ranging from one month to five years. Included in the amounts at December 31, 2021 and 2020 are funding agreements which secure the medium-term note liability, which are carried at amortized cost, of $3,117 million and $2,414 million, respectively, and short-term note liability of $1,847 million and $1,991 million, respectively.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) at December 31, 2021 and 2020 totaling $1,050 million and $2,522 million, respectively. These obligations, which are carried at amortized cost, have fixed interest rates that range from 0.620% to 1.925% and original maturities ranging from nine months to seven years. For additional details on the FHLBNY program, see Note 17.

Interest crediting rates range from 0% to 6.3% for interest-sensitive life contracts and from 0% to 13.3% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

13.CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES

The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts and single

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
premium life contracts with market value adjusted investment options (“MVAs”). Annuity contracts and single premium life contracts with MVAs provide for a return of principal plus a fixed rate of return if held-to-maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred, fixed index, and immediate annuity contracts that have a guaranteed credited rate, annuity benefit, and withdrawal benefit. The Company also issues indexed variable annuity contracts for which the return is tied to the return of specific indices where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death. In certain of these indexed variable annuity contracts, the Company also contractually guarantees to the contractholder withdrawal benefits payable during specific periods.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2021 and 2020, the Company had the following guarantees associated with these contracts, by product and guarantee type:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021		December 31, 2020
	In the Event of Death	At Annuitization / Accumulation(1)	In the Event of Death	At Annuitization / Accumulation(1)
	($ in millions)
Annuity Contracts
Return of net deposits
Account value	$132,811	$16	$133,726	$17
Net amount at risk	$200	$0	$214	$0
Average attained age of contractholders	69 years	76 years	68 years	75 years
Minimum return or contract value
Account value	$30,527	$147,924	$31,157	$148,841
Net amount at risk	$2,055	$3,509	$2,327	$4,203
Average attained age of contractholders	71 years	69 years	70 years	68 years
Average period remaining until earliest expected annuitization	N/A	0.20 years	N/A	0.20 years
__________
(1)Includes income and withdrawal benefits.

	December 31,
	2021	2020
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$9,844	$8,939
General account value	$19,789	$19,279
Net amount at risk	$223,587	$222,703
Average attained age of contractholders	57 years	55 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2021	2020
	(in millions)
Equity funds	$95,594	$94,270
Bond funds	59,241	62,549
Money market funds	4,812	3,156
Total	$159,647	$159,975

In addition to the amounts invested in separate account investment options above, $7,159 million at December 31, 2021, and $7,729 million at December 31, 2020, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2021, 2020 and 2019, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
the Company externally reinsures the guaranteed benefit features associated with certain contracts. See Note 14 for further information regarding the external reinsurance arrangement.

	GMDB		GMIB	GMAB/GMWB/GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2018	$5,418	$713	$378	$8,927
Incurred guarantee benefits(1)	1,492	82	(8)	3,905
Paid guarantee benefits	(111)	(69)	(4)	0
Change in unrealized investment gains and losses	805	27	(15)	0
Other(2)	(2)	0	4	(1)
Balance at December 31, 2019	7,602	753	355	12,831
Incurred guarantee benefits(1)	1,389	162	12	6,103
Paid guarantee benefits	(126)	(89)	(4)	0
Change in unrealized investment gains and losses	721	38	(8)	0
Other(2)(3)	(77)	(1)	13	(53)
Balance at December 31, 2020	9,509	863	368	18,881
Incurred guarantee benefits(1)	1,076	10	(24)	(5,638)
Paid guarantee benefits	(189)	(70)	0	0
Change in unrealized investment gains and losses	(326)	(55)	(17)	0
Reclassified to “Liabilities held-for-sale”(4)	0	(216)	(5)	(4,163)
Other(2)(5)	(9)	0	(89)	(12)
Balance at December 31, 2021	$10,061	$532	$233	$9,068
__________
(1)Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)Other primarily represents foreign currency translation.
(3)Includes the impact from the sale of POK.
(4)See Note 1 for additional information on the pending dispositions.
(5)Includes the impact from the sale of POT.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Sales Inducements
(in millions)
Balance at December 31, 2018	$1,024
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	108
Amortization—All other	(163)
Change in unrealized investment gains and losses	(35)
Balance at December 31, 2019	935
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	104
Amortization—All other	(166)
Change in unrealized investment gains and losses	(54)
Balance at December 31, 2020	820
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	40
Amortization—All other	(166)
Change in unrealized investment gains and losses	76
Reclassified to “Assets held-for-sale”(1)	(295)
Other(2)	(2)
Balance at December 31, 2021	$474
__________
(1)See Note 1 for additional information on the pending dispositions.
(2)Represents the impact from the sale of POT.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

In January 2013, the Company acquired the Hartford Life Business through reinsurance transactions with three subsidiaries of Hartford Financial Services Group, Inc. (“Hartford Financial”). Under the related agreements, the Company provided reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. The Company acquired the general account business through a coinsurance arrangement and, for certain types of general account policies, a modified coinsurance arrangement. The Company acquired the separate account business through a modified coinsurance arrangement. In May 2018, Hartford Financial sold a group of operating subsidiaries, which included two of the Company’s counterparties to these reinsurance arrangements, to Talcott Resolution Life Insurance Company (“Talcott Resolution”). Talcott Resolution was acquired by Sixth Street in July 2021. There was no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of these changes in control of such counterparties.

Since 2011, the Company has entered into a number of reinsurance agreements to assume pension liabilities in the United Kingdom. Under these arrangements, the Company assumes the longevity risk, and in some arrangements, also the investment risk associated with the pension benefits of certain specified beneficiaries.

In 2006, the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The reinsurance payable, which represents the Company’s obligation under the modified coinsurance arrangement, is netted with the reinsurance receivable in the Consolidated Statements of Financial Position. During the fourth quarter of 2021, Allstate sold the two counterparties to the aforementioned variable annuity reinsurance transaction to third parties. The Company anticipates there will be no impact to the terms, rights or obligations of the Company, or operation of these reinsurance arrangements, as a result of this change in control of such counterparties.

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income, and policyholders’ benefits for the years ended December 31, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2021	2020	2019
	(in millions)
Direct premiums	$31,623	$29,091	$33,260
Reinsurance assumed	5,581	4,336	3,022
Reinsurance ceded	(2,377)	(2,287)	(2,080)
Premiums	$34,827	$31,140	$34,202

Direct policy charges and fee income	$5,261	$5,341	$5,252
Reinsurance assumed	1,204	1,192	1,181
Reinsurance ceded	(521)	(504)	(455)
Policy charges and fee income	$5,944	$6,029	$5,978

Direct policyholders’ benefits	$34,861	$32,514	$35,601
Reinsurance assumed	7,024	5,659	4,304
Reinsurance ceded	(3,427)	(3,114)	(3,085)
Policyholders’ benefits	$38,458	$35,059	$36,820

Reinsurance recoverables at December 31, are as follows:

	2021	2020
	(in millions)
Individual and group annuities(1)	$185	$273
Life insurance(2)	6,770	6,649
Other reinsurance	396	432
Total reinsurance recoverables(3)(4)	$7,351	$7,354
__________
(1)Primarily represents reinsurance recoverables established under the reinsurance agreement with Union Hamilton related to the ceding of certain embedded derivative liabilities associated with the Company’s guaranteed benefits of $110 million and $204 million as of December 31, 2021 and 2020, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $2,178 million and $2,245 million as of December 31, 2021 and 2020, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,341 million and $1,362 million as of December 31, 2021 and 2020, respectively.
(3)Net of $(10) million and $(5) million of loss allowance as of December 31, 2021 and 2020, respectively.
(4)Excludes reinsurance recoverables of $30 million related to “Asset held-for-sale” operations as of December 31, 2021. See Note 1 for additional information on the pending dispositions.

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 61% of the reinsurance recoverables as of December 31, 2021. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

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

As of December 31, 2021 and 2020, the Company recognized a policyholder dividend obligation of $4,387 million and $2,920 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,640 million and $5,867 million at December 31, 2021 and 2020, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

In December 2019, PICA’s Board of Directors acted to decrease the dividend scale on Closed Block policies. In December 2020, PICA’s Board of Directors acted to decrease the dividend scale on Closed Block policies. In December 2021, PICA’s Board of Directors approved a continuation of the dividend scale on Closed Block policies. The actions taken by PICA’s Board of Directors resulted in decreases of approximately $79 million, $147 million and $68 million for the years ended December 31, 2019, 2020 and 2021, respectively, in the liability for policyholders’ dividends recognized.

Closed Block liabilities and assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2021	2020
	(in millions)
Closed Block liabilities
Future policy benefits	$45,596	$46,762
Policyholders’ dividends payable	616	635
Policyholders’ dividend obligation	8,027	8,787
Policyholders’ account balances	4,737	4,874
Other Closed Block liabilities	3,107	3,141
Total Closed Block liabilities	62,083	64,199
Closed Block assets
Fixed maturities, available-for-sale, at fair value	38,160	41,959
Fixed maturities, trading, at fair value	1,137	277
Equity securities, at fair value	2,288	2,345
Commercial mortgage and other loans	8,241	8,421
Policy loans	3,815	4,064
Other invested assets	4,358	3,610
Short-term investments	557	124
Total investments	58,556	60,800
Cash and cash equivalents	451	269
Accrued investment income	392	431
Other Closed Block assets	137	92
Total Closed Block assets	59,536	61,592
Excess of reported Closed Block liabilities over Closed Block assets	2,547	2,607
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3,535	5,810
Allocated to policyholder dividend obligation	(3,640)	(5,867)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,442	$2,550

Information regarding the policyholder dividend obligation is as follows:

	2021	2020
	(in millions)
Balance, January 1	$8,787	$6,149
Cumulative effect adjustment from the adoption of ASU 2016-13(1)	0	(13)
Impact from earnings allocable to policyholder dividend obligation	1,468	117
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(2,228)	2,534
Balance, December 31	$8,027	$8,787
__________
(1)See Note 2 for more information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

	2021	2020	2019
	(in millions)
Revenues
Premiums	$1,789	$1,981	$2,207
Net investment income	2,514	2,255	2,332
Realized investment gains (losses), net	807	182	521
Other income (loss)	880	362	589
Total Closed Block revenues	5,990	4,780	5,649
Benefits and Expenses
Policyholders’ benefits	2,557	2,758	2,906
Interest credited to policyholders’ account balances	124	127	130
Dividends to policyholders	2,794	1,549	2,187
General and administrative expenses	312	327	351
Total Closed Block benefits and expenses	5,787	4,761	5,574
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	203	19	75
Income tax expense (benefit)	123	(43)	10
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$80	$62	$65

16.INCOME TAXES

The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2021	2020	2019

	(in millions)
Current tax expense (benefit):
U.S.	$1,094	$(571)	$86
State and local	24	11	2
Foreign	770	848	879
Total current tax expense (benefit)	1,888	288	967
Deferred tax expense (benefit):
U.S.	16	(362)	57
State and local	(1)	1	(1)
Foreign	(229)	(8)	(76)
Total deferred tax expense (benefit)	(214)	(369)	(20)
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	1,674	(81)	947
Income tax expense (benefit) on equity in earnings of operating joint ventures	33	47	43
Income tax expense (benefit) on discontinued operations	0	0	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(2,314)	1,252	3,811
Total income taxes	$(607)	$1,218	$4,801

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2021, 2020 and 2019, and the reported income tax expense (benefit) are summarized as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2021	2020(1)	2019

	(in millions)
Expected federal income tax expense (benefit)	$1,970	$(68)	$1,068
Non-taxable investment income	(292)	(228)	(270)
Foreign taxes at other than U.S. rate	149	250	234
Low-income housing and other tax credits	(126)	(112)	(118)
Changes in tax law	10	(192)	(2)
Sale of subsidiary	(26)	277	4
Non-controlling interest	(14)	(48)	(11)
Non-deductible expenses	11	14	23
Change in valuation allowance	13	17	(1)
State taxes	18	10	1
Other	(39)	(1)	19
Reported income tax expense (benefit)	$1,674	$(81)	$947
Effective tax rate	17.8%	25.1%	18.6%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” The Company’s effective tax rate for fiscal years 2021, 2020 and 2019 was 17.8%, 25.1% and 18.6%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2021, 2020 and 2019, and the Company’s effective tax rate during the periods presented:

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $115 million of the total $292 million of 2021 non-taxable investment income, $109 million of the total $228 million of 2020 non-taxable investment income, and $122 million of the total $270 million of 2019 non-taxable investment income. The DRD for the current period was estimated using information from 2020, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Foreign Taxes at Other Than U.S. Rates. The statutory income tax rate in the Company’s largest non-U.S. tax jurisdiction is approximately 28% in Japan as compared to the U.S. federal income tax rate of 21% applicable for 2021, 2020 and 2019.

The 952 Election. The Company made a tax election, effective for the 2017 and later tax years, to subject earnings from its insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. This election has the effect of reducing the rate at which the Company will incur taxes on these earnings from the approximately 40% tax rate in Brazil to the 21% tax rate in the U.S. In conjunction with this election, the Company remeasured its related deferred tax assets from the previous 45% rate in Brazil to the new rate of 21% in the U.S., which resulted in additional income tax expense at the time of election. The net effect of the lower tax rate was a net increase (decrease) in income tax expense of $(3) million in 2019, $19 million in 2020, and $(18) million in 2021. In October 2019, the IRS issued a legal memorandum, applicable to all taxpayers, in which the IRS argues that the election became inoperable in 1998. The Company disagrees with the IRS’s position and intends to defend its position. This matter has been assigned to the IRS Independent Office of Appeals, an independent dispute resolution function within the IRS. The Appeals process is intended to reach resolution without litigation, while the Company preserves all available legal remedies, including litigation, if it does not agree with the outcome at Appeals. If the Company is ultimately not successful, it will not be able to claim a U.S. tax credit for the Brazil taxes in excess of the U.S. tax rate, and thus will have a higher tax expense over time.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Low-Income Housing and Other Tax Credits. These amounts include incentives within the U.S. tax code for the development of affordable housing aiming at low-income Americans. The Company routinely makes such investments that generate a tax credit which reduces the Company’s effective tax rate.

Changes in Tax Law. The following is a notable change in tax law that impacted the Company’s effective tax rate for the periods presented:

The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2020, 2019 or 2018 to carry back those losses for up to five years. For 2020, the Company recorded an income tax benefit of $149 million and $51 million from carrying the estimated 2020 NOL and 2018 NOL back to tax years that have a 35% tax rate.

Sale of Subsidiary. This line item is primarily related to the difference between tax basis and GAAP basis for subsidiaries sold. See Note 1 for additional information on the sale of subsidiary-related items.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which we operate, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, our Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company made the high-tax exception election for the 2020 tax year and anticipates to make the high-tax exception election for the 2021 tax year and recorded a lower GILTI cost included in “Total income tax expense” for 2020 and 2021.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2021	2020(1)
	(in millions)
Deferred tax assets:
Insurance reserves	$296	$1,693
Policyholders’ dividends	1,741	1,901
Net operating and capital loss carryforwards	260	205
Employee benefits	617	929
Investments	398	0
Goodwill and other intangibles	149	0
Other	0	404
Deferred tax assets before valuation allowance	3,461	5,132
Valuation allowance	(147)	(143)
Deferred tax assets after valuation allowance	3,314	4,989
Deferred tax liabilities:
Net unrealized investment gains	9,456	13,841
Deferred policy acquisition costs	3,307	3,430
Investments	0	43
Value of business acquired	261	270
Goodwill and other intangibles	0	29
Other	116	0
Deferred tax liabilities	13,140	17,613
Net deferred tax liability	$(9,826)	$(12,624)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Federal	State	Foreign Operations	Total
	(in millions)
Balance at January 1, 2019	$0	$106	$11	$117
Charged to costs and expenses	3	34	(5)	32
Other adjustments	0	(13)	0	(13)
Balance at December 31, 2019	3	127	6	136
Charged to costs and expenses	12	5	5	22
Other adjustments	0	(16)	1	(15)
Balance at December 31, 2020	15	116	12	143
Charged to costs and expenses	5	(8)	9	6
Other adjustments	0	(1)	(1)	(2)
Balance at December 31, 2021	$20	$107	$20	$147

The following table sets forth the amount and expiration dates of federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, as of the periods indicated:

	As of December 31,
	2021	2020
	(in millions)
Federal net operating and capital loss carryforwards(1)	$327	$231
State net operating and capital loss carryforwards(2)	$1,895	$1,880
Foreign net operating and capital loss carryforwards(3)	$268	$136
Federal foreign tax credit carryforwards(4)	$12	$9
General business credits	$0	$82
__________
(1)Unlimited carryforward.
(2)Certain state net operating loss carryforwards expire between 2022 and 2041, whereas others have an unlimited carryforward.
(3)$52 million expires between 2022 and 2036 and $195 million has an unlimited carryforward.
(4)Expires between 2028 and 2031. These relate to foreign non-general basket tax credits.

Consistent with the Tax Act of 2017, the Company provides applicable U.S. income tax for all unremitted earnings of the Company’s foreign affiliates. For certain foreign affiliates organized in withholding tax jurisdictions, the Company considers the unremitted foreign earnings of those affiliates to be indefinitely reinvested, and therefore does not provide for the withholding tax when calculating its current and deferred tax obligations. For certain other foreign affiliates organized in withholding tax jurisdictions, the Company does not consider unremitted earnings indefinitely reinvested, and therefore provides for foreign withholding tax when calculating its current and deferred tax obligations. The following table summarizes the Company’s indefinite reinvestment assertions for jurisdictions in which the Company operates that impose a withholding tax on dividends that is not eliminated by a tax treaty or may be subject to other foreign country tax upon a remittance:

Unremitted earnings are indefinitely reinvested	Unremitted earnings are not indefinitely reinvested
Insurance operations in Chile and China and non-insurance operations in Korea and certain operations in Luxembourg	Insurance operations in Argentina, India, Indonesia, Ghana and Kenya, and non-insurance operations in China, India and Taiwan

The Company made no changes with respect to its repatriation assumptions in 2019. During the second and third quarters of 2020, respectively, the Company determined that the earnings of its Korean and Taiwan insurance operations would be repatriated to the United States; accordingly, these earnings were not considered indefinitely reinvested, and the Company recognized an income tax expense of $132 million in “Income (loss) before equity in earnings of operating joint ventures” during 2020. During the second quarter of 2020, the Company changed the permanent investment assertion for Europrisa Management Company S.A (Luxembourg) due to a plan to liquidate the company, which gave rise to an immaterial amount of income tax expense during 2020. The Company made no changes with respect to its repatriation assumptions in 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which, in 2021, 2020, and 2019, U.S. deferred taxes have not been provided, and for which foreign deferred withholding taxes have not been provided. The net tax liability that may arise if the 2021 earnings were remitted which includes any foreign exchange impacts, is immaterial.

	At December 31,
	2021	2020	2019
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment for U.S. tax purposes)(1)	N/A	N/A	N/A
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment only for Withholding or other non-U.S. Taxes)	$209	$176	$2,764
 __________
(1)Consistent with the Tax Act of 2017, the Company provides U.S. income tax for all unremitted earnings of the Company’s foreign affiliates as of December 31, 2017.

The Company’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” includes income (loss) from domestic operations of $7,575 million, $(3,226) million and $1,985 million, and income (loss) from foreign operations of $1,806 million, $2,903 million and $3,101 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated:

	2021	2020	2019
	(in millions)
Balance at January 1,	$17	$18	$20
Increases in unrecognized tax benefits—prior years	4	0	0
(Decreases) in unrecognized tax benefits—prior years	(9)	(1)	(2)
Increases in unrecognized tax benefits—current year	0	0	0
(Decreases) in unrecognized tax benefits—current year	0	0	0
Settlements with taxing authorities	0	0	0
Balance at December 31,	$12	$17	$18
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$12	$0	$0

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

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2021	2020	2019
	(in millions)
Interest and penalties recognized in the Consolidated Statements of Operations	$4	$1	$1

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2021	2020
	(in millions)
Interest and penalties recognized in liabilities in the Consolidated Statements of Financial Position	$7	$3

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2021:

Major Tax Jurisdiction	Open Tax Years
United States	2014-2021
Japan	Fiscal years ended March 31, 2017-2021
Korea	2016-2021

The Company participates in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner.

Some of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. The Japanese National Tax Service conducted tax audits of some non-insurance companies during the reporting period, which had no material impact on the Company’s 2021, 2020 or 2019 results.

In August 2020, the Company sold an affiliate in South Korea that filed a separate tax return and was subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2020, the Korean tax authority completed a routine tax audit of Prudential of Korea for 2017, 2016, and 2015 tax years. While these activities had no material impact on the Company’s 2021, 2020 or 2019 results, the tax authority raised questions about the treatment of foreign tax credits. The Company is responsible via an indemnity for taxes and other costs that may arise from the dispute.

17.SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

	2021	2020
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	395	355
Subtotal commercial paper	420	380
Current portion of long-term debt:
Senior Notes	0	399
Mortgage Debt	197	128
Surplus Notes subject to set-off arrangements(1)	500	500
Subtotal Current portion of long-term debt	697	1,027
Other(2)	105	18
Subtotal	1,222	1,425
Less: Assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$722	$925
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$150	$75
Daily average commercial paper outstanding for the quarter ended	$1,414	$1,602
Weighted average maturity of outstanding commercial paper, in days	16	18
Weighted average interest rate on outstanding commercial paper	0.08%	0.11%
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
(2)Includes a $98 million bridge loan and $7 million drawn on a revolving line of credit held by a subsidiary at December 31, 2021.
(3)Includes Prudential Financial debt of $25 million and $424 million at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Company was in compliance with all covenants related to the above debt.

Commercial Paper

Prudential Financial has a commercial paper program with an authorized capacity of $3.0 billion. Prudential Financial’s commercial paper borrowings have generally been used to fund the working capital needs of its subsidiaries and provide short-term liquidity at Prudential Financial.

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

Federal Home Loan Bank of New York

PICA is a member of the FHLBNY. Membership allows PICA access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of PICA. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires PICA to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of PICA’s financial strength ratings decline below A-/A3/A- Negative by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding PICA’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by PICA is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $80.5 million and $147.4 million as of December 31, 2021 and 2020, respectively.

NJDOBI permits PICA to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on PICA’s statutory net admitted assets as of December 31, 2020, the 5% limitation equates to a maximum amount of eligible assets of $7.7 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $6.9 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at PICA.

In the first quarter of 2020, PICA issued $3.6 billion in funding agreements under the FHLBNY facility. As of December 31, 2021, $1.0 billion of funding agreements remain outstanding under this facility maturing in February 2027 with a rate of 1.925%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the foregoing table.

Federal Home Loan Bank of Boston

PRIAC is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows PRIAC access to collateralized advances which will be classified in “Short-term debt” or “Long-term debt,” depending on the maturity date of the obligation. PRIAC’s membership in FHLBB requires the ownership of member stock and borrowings from FHLBB require the purchase of activity-based stock in an amount between 3.0% and 4.5% of outstanding borrowings, depending on the maturity date of the obligation. All FHLBB stock purchased by PRIAC is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $6 million as of both December 31, 2021 and 2020. As of December 31, 2021, PRIAC had no advances outstanding under the FHLBB facility.

Under Connecticut state insurance law, without the prior consent of the Connecticut Insurance Department, the amount of assets insurers may pledge to secure debt obligations is limited to the lesser of 5% of prior-year statutory admitted assets or 25% of prior-year statutory surplus, resulting in a maximum borrowing capacity for PRIAC under the FHLBB facility of approximately $264 million as of December 31, 2021. As a result of the Company’s agreement to sell its Full Service

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Retirement business to Great-West, which includes the sale of all of its outstanding equity interests in PRIAC, we expect that the Company will no longer be a member of the FHLBB as of the closing of the sale.

Credit Facilities

As of December 31, 2021, the Company maintained syndicated, unsecured committed credit facilities as described below.

Borrower	Original Term	Expiration Date	Capacity	Amount Outstanding
			(in millions)
Prudential Financial and Prudential Funding	5 years	Jul 2026	$4,000	$0
Prudential Holdings of Japan, Inc.	5 years	Sep 2024	¥100,000	¥0

In July 2021, the Company amended and restated its $4.0 billion five-year credit facility that has both Prudential Financial and Prudential Funding as borrowers and a syndicate of financial institutions as lenders, extending the term of the facility to July 2026. The credit facility contains customary representations and warranties, covenants and events of default and borrowings are not contingent on the borrowers’ credit ratings nor subject to material adverse change clauses. Borrowings under this facility are conditioned on the continued satisfaction of customary conditions, including Prudential Financial’s maintenance of consolidated net worth of at least $23.5 billion, which is calculated as U.S. GAAP equity, excluding AOCI, equity of noncontrolling interests and equity attributable to the Closed Block. The Company expects that it may borrow under the facility from time to time to fund its working capital needs. In addition, amounts under this credit facility may be drawn in the form of standby letters of credit that can be used to meet the Company’s operating needs. The amended and restated facility also includes certain sustainability-linked pricing adjustments, by which the applicable interest rate margins and commitment fee may be decreased or increased if the Company achieves, or fails to achieve, certain specified targets relating to its reduction of domestic greenhouse gas emissions and its increase in diversity among its senior leaders.

The ¥100 billion five-year facility was entered into by Prudential Holdings of Japan, Inc. (“PHJ”) in September 2019. This facility also contains customary representations and warranties, covenants, and events of default and borrowings are not contingent on the borrower’s credit ratings nor subject to material adverse change clauses.

Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2021, the Company was in compliance with the covenants under each of these credit facilities.

In addition to the above credit facilities, the Company had access to $205 million of certain other lines of credit at December 31, 2021, of which $175 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2021, $55 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

	Maturity Dates	Rate(1)	December 31,
			2021	2020
			($ in millions)
Fixed-rate notes:
Surplus notes	2025	8.3%	$344	$343
Surplus notes subject to set-off arrangements	2023-2038	2.23%-5.26%	7,861	8,134
Senior notes	2023-2051	1.5%-6.75%	10,282	11,179
Mortgage debt	2027	3.85%	24	24
Floating-rate notes:
Line of Credit	2024	1.33%-1.41%	300	300
Surplus notes subject to set-off arrangements	2024-2037	1.49%-1.64%	2,330	2,330
Mortgage debt(2)	2023-2024	1.57%-1.86%	54	257
Junior subordinated notes(3)	2042-2060	1.55%-5.88%	7,618	7,615
Subtotal			28,813	30,182
Less: assets under set-off arrangements(4)			10,191	10,464
Total long-term debt(5)			$18,622	$19,718
 __________
(1)Ranges of interest rates are for the year ended December 31, 2021.
(2)Includes $29 million of debt denominated in foreign currency at both December 31, 2021 and 2020.
(3)Includes Prudential Financial debt of $7,564 million and subsidiary debt of $54 million denominated in foreign currency at December 31, 2021.
(4)Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are reported at fair value.
(5)Includes Prudential Financial debt of $17,673 million and $18,561 million at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2021:

	Calendar Year
	2023	2024	2025	2026	2027 and thereafter	Total
	(in millions)
Long-term debt	$203	$324	$345	$500	$17,250	$18,622

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Senior Notes

Under its shelf registration statement, the Company has issued Medium-Term Notes and InterNotes® Retail Notes. In addition, the Company completed a debt exchange offer in 2017, pursuant to which it issued two series of Senior Notes.

The table below presents the Company’s balances related to these issuances, as well as its mortgage debt balance, as of December 31 for the years indicated as follows:

Facility Name	Maturity Date Range	2021 Amount Outstanding	2020 Amount Outstanding
		($ in millions)
Medium-Term Notes	2023-2051	$8,544	$9,847
Senior Notes	2047-2049	1,469	1,462
InterNotes® Retail Notes	2029-2045	269	270
Mortgage Debt(1)	2022-2027	274	409
Total		$10,556	$11,988
__________
(1)Includes $197 million of notes from current portion of long-term debt as of December 31, 2021.

Medium-Term Notes Program. The outstanding balance of this program decreased by $1.3 billion from December 31, 2020, primarily driven by $910 million in debt redemptions and $400 million in debt maturities. On August 30, 2021, the Company redeemed, at a make-whole redemption price, $700 million principal amount of its 3.500% medium-term notes due in 2024 and $210 million of the previously outstanding $600 million principal amount of its 3.878% medium-term notes due in 2028. In addition to the total principal redemption of $910 million, the Company made a make-whole payment of $91 million, which is reflected in “General and administrative expenses”.

The weighted average interest rate on outstanding Senior Notes, Medium-Term Notes, and InterNotes® Retail Notes, including the effect of interest rate hedging activity, was 4.39% and 4.45% for the years ended December 31, 2021 and 2020, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Mortgage Debt. Mortgage debt decreased by $135 million from December 31, 2020, due to maturities and prepayments. This mortgage debt is issued by the Company’s subsidiaries and has recourse only to real estate property held for investment by those subsidiaries.

Funding Agreement Notes Issuance Program (“FANIP”). The Company maintains a FANIP in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by PICA. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 12 for further discussion of these obligations.

Surplus Notes

As of December 31, 2021, PICA had $344 million of fixed-rate surplus notes outstanding. These notes are subordinated to other PICA borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2021 and 2020, the Company met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Surplus Notes with Set-Off Arrangements

Agreement Start Date	Maturity Years	Maximum Borrowing Capacity	2021 Amount Outstanding	2020 Amount Outstanding
		($ in millions)
Regulation XXX
2012-2021(1)(2)	2022-2036	$1,750	$1,600	$1,750
2014-2017	2024-2037	2,400	2,330	2,330
2018	2038	1,600	920	1,070
Guideline AXXX
2013(3)	2033	3,500	3,500	3,248
2017	2037	2,000	1,466	1,466
2020	2032	1,200	775	700
Other Notes
2019	2029	4,000	100	400
Total		$16,450	$10,691	$10,964
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

For each of the above transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the related credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. The surplus notes for the captive reinsurance subsidiaries described above are subordinated to policyholder obligations, and the repayment of principal may only be made with prior approval of the Arizona Department of Insurance and Financial Institutions, the domiciliary insurance regulator of the captives. The payment of interest on the surplus notes has been approved by the Arizona Department of Insurance and Financial Institutions, subject to its ability to withdraw that approval.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. These notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date	Interest Rate Subsequent to Optional Redemption Date	Maturity Date
	($ in millions)
Aug-12	$1,000	5.88%	Institutional	9/15/2022	LIBOR + 4.18%	9/15/2042
Nov-12	$1,500	5.63%	Institutional	6/15/2023	LIBOR + 3.92%	6/15/2043
Mar-13	$500	5.20%	Institutional	3/15/2024	LIBOR + 3.04%	3/15/2044
May-15	$1,000	5.38%	Institutional	5/15/2025	LIBOR + 3.03%	5/15/2045
Sep-17	$750	4.50%	Institutional	9/15/2027	LIBOR + 2.38%	9/15/2047
Aug-18	$565	5.63%	Retail	8/15/2023	5.63%	8/13/2058
Sep-18	$1,000	5.70%	Institutional	9/15/2028	LIBOR + 2.67%	9/15/2048
Aug-20	$500	4.13%	Retail	9/1/2025	4.13%	9/1/2060
Aug-20	$800	3.70%	Institutional	10/1/2030	US Treasury + 3.04%	10/1/2050

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

Limited Recourse Notes

In 2014, the Company entered into financing transactions pursuant to which it issued $500 million of limited recourse notes and, in return, obtained $500 million of asset-backed notes issued by a designated series of a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. The asset-backed notes mature from 2022 through 2027, with a portion of these notes having the option to extend through 2028, subject to conditions.

The master trust’s payment obligations under each of the asset-backed notes are secured by corresponding payment obligations of a third-party financial institution and a portfolio of specified assets that have an aggregate value at least equal to the principal amount of the applicable asset-backed note. The principal amount of each asset-backed note is payable to PRIAC in cash at any time upon demand by PRIAC or, if not repaid earlier, at maturity. Each of the limited recourse notes obligates Prudential Financial to reimburse the applicable third-party financial institution for any principal payments received on the corresponding asset-backed note, but there is no obligation to reimburse any portion of a principal payment that is needed by PRIAC to pay then current claims to its policyholders. Each limited recourse note bears interest at a rate equal to the rate on the corresponding asset-backed note, plus an amount representing fees payable to the applicable third-party financial institution. As of December 31, 2021, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited recourse notes. Accordingly, the notes are not reflected in the Consolidated Financial Statements as of December 31, 2021. As a result of the Company’s agreement to sell its Full Service Retirement business to Great-West, which includes the sale of all of its outstanding equity interests in PRIAC, we expect the $500 million of limited-recourse notes will be canceled as of the closing of the sale.

Interest Expense

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments is not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting, interest expense was $2 million, $2 million, and less than $1 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 5 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,474 million, $1,575 million and $1,563 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
18.EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans (“Pension Benefits”), which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service (the “traditional formula”), while benefits for other employees are based on an account balance that takes into consideration age, length of service and earnings during their career (the “cash balance formula”). At December 31, 2021, approximately 78% of the Company’s Pension Benefits relate to its domestic qualified pension plan, which initially determined benefits based on the traditional formula. Effective January 1, 2001, active domestic employees covered under this plan were given the option to convert from the traditional formula to the cash balance formula, and all new domestic employees began accruing benefits under the cash balance formula. As of December 31, 2021, approximately 67% and 33% of the benefit obligation under this plan relates to participants under the traditional formula and cash balance formula, respectively. At December 31, 2021, the vast majority of active employees under this plan are accruing benefits under the cash balance formula.

The Company provides certain health care and life insurance benefits for its retired employees, their beneficiaries and covered dependents (“Other Postretirement Benefits”). The health care plan is contributory; the life insurance plan is non-contributory. Substantially all of the Company’s U.S. employees are eligible to receive Other Postretirement Benefits if they retire after age 55 with at least 10 years of service or under certain circumstances after age 50 with at least 20 years of continuous service.

On November 30, 2021, the Company announced that it will modify the Retiree Medical Savings Account (“RMSA”) plan, one of the components of Other Postretirement Benefits. The RMSA plan will no longer be offered to new employees effective January 1, 2022, while active employees will no longer receive service credits and retirees will no longer receive interest credits at some point after June 30, 2022. In addition, the Company added a 20-year time limit for retirees to utilize the RMSA plan (previously there was no time limit).

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2021 and 2020 is summarized below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(15,483)	$(14,637)	$(2,040)	$(1,993)
Service cost	(328)	(321)	(27)	(24)
Interest cost	(364)	(429)	(49)	(64)
Plan participants’ contributions	0	0	(23)	(22)
Medicare Part D subsidy receipts	0	0	(5)	(7)
Amendments	0	0	121	0
Curtailments	0	16	0	0
Actuarial gains (losses), net(1)(2)	310	(978)	55	(101)
Settlements	24	43	0	0
Special termination benefits	(1)	(7)	0	0
Benefits paid	868	878	173	171
Acquisition/Divestiture	13	46	0	0
Foreign currency changes and other	174	(94)	2	0
Benefit obligation at end of period	$(14,787)	$(15,483)	$(1,793)	$(2,040)
Change in plan assets
Plan assets at beginning of period	$14,897	$13,906	$1,589	$1,557
Actual return on plan assets	1,059	1,740	174	171
Employer contributions	205	200	8	10
Plan participants’ contributions	0	0	23	22
Disbursement for settlements	(24)	(43)	0	0
Benefits paid	(868)	(878)	(173)	(171)
Acquisition/Divestiture	(5)	(51)	0	0
Foreign currency changes and other	(22)	23	0	0
Plan assets at end of period	$15,242	$14,897	$1,621	$1,589
Funded status at end of period	$455	$(586)	$(172)	$(451)
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,272	$2,426	$0	$0
Accrued benefit liability	(2,817)	(3,012)	(172)	(451)
Net amount recognized	$455	$(586)	$(172)	$(451)
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Prior service cost	$(5)	$(10)	$(69)	$59
Net actuarial loss	3,131	3,972	211	354
Net amount not recognized	$3,126	$3,962	$142	$413
Accumulated benefit obligation	$(13,969)	$(14,690)	$(1,793)	$(2,040)
__________
(1)For 2021, actuarial gains for pension and other postretirement benefits were primarily driven by an increase in the discount rate.
(2)For 2020, actuarial losses for pension and other postretirement benefits were primarily driven by a decrease in the discount rate.

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($1,327 million and $1,360 million benefit obligation at December 31, 2021 and 2020, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pre-tax basis to participants in the plans. The Company did not make any discretionary payments to the trust in 2021 and 2020. As of December 31, 2021 and 2020, the assets in the trust had a carrying value of $1,109 million and $1,044 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($73 million and $77 million benefit obligation at December 31, 2021 and 2020, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2021 and 2020, the assets in the trust had a carrying value of $102 million and $111 million, respectively.

Pension benefits for foreign plans comprised 12% and 13% of the ending benefit obligation for both 2021 and 2020, respectively. Foreign pension plans comprised 4% of the ending fair value of plan assets for both 2021 and 2020, respectively. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2021	2020

	(in millions)
Projected benefit obligation	$2,817	$3,012
Fair value of plan assets	$0	$0

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2021	2020

	(in millions)
Accumulated benefit obligation	$2,620	$2,834
Fair value of plan assets	$0	$0

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

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
	(in millions)
Service cost	$328	$321	$291	$27	$24	$22
Interest cost	364	429	489	49	64	78
Expected return on plan assets	(824)	(804)	(816)	(102)	(100)	(95)
Amortization of prior service cost	(3)	(4)	(4)	6	6	4
Amortization of actuarial (gain) loss, net	245	262	217	16	16	24
Settlements	5	9	59	0	0	0
Curtailments	1	0	0	0	0	0
Special termination benefits(1)(2)(3)	1	7	26	0	0	1
Net periodic (benefit) cost	$117	$220	$262	$(4)	$10	$34
__________
(1)For 2021, 2020 and 2019, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.
(2)For 2021 and 2020, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits		Other Postretirement Benefits
	Prior Service Cost	Net Actuarial (Gain) Loss	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2018	$(15)	$3,829	$41	$408
Amortization for the period	4	(217)	(4)	(24)
Deferrals for the period(1)	0	634	27	(45)
Impact of foreign currency changes and other	(1)	(55)	1	2
Balance, December 31, 2019	(12)	4,191	65	341
Amortization for the period	4	(262)	(6)	(16)
Deferrals for the period(2)	0	42	0	30
Impact of foreign currency changes and other	(2)	1	0	(1)
Balance, December 31, 2020	(10)	3,972	59	354
Amortization for the period	3	(245)	(6)	(16)
Deferrals for the period(3)	0	(545)	(121)	(127)
Impact of foreign currency changes and other	2	(51)	(1)	0
Balance, December 31, 2021	$(5)	$3,131	$(69)	$211
 __________
(1)For 2019, deferred losses for pension were driven by a decrease in discount rate partially offset by favorable asset performance. Deferred gains for other postretirement benefits were driven by favorable asset performance partially offset by a decrease in discount rate.
(2)For 2020, deferred losses for pension and other postretirement benefits were driven by a decrease in discount rate partially offset by favorable asset performance.
(3)For 2021, deferred gains for pension and other postretirement benefits were driven by an increase in discount rate and favorable asset performance.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted average assumptions
Discount rate (beginning of period)	2.55%	3.30%	4.30%	2.40%	3.25%	4.30%
Discount rate (end of period)	2.85%	2.55%	3.30%	2.75%	2.40%	3.25%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	5.75%	6.00%	6.50%	6.75%	6.75%	7.00%
Interest crediting rate (beginning of period)	4.25%	4.30%	4.30%	N/A	N/A	N/A
Interest crediting rate (end of period)	4.25%	4.25%	4.30%	N/A	N/A	N/A
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	6.25%	6.25%	6.00%
Health care cost trend rates (end of period)	N/A	N/A	N/A	6.00%	6.25%	6.25%
For 2021, 2020 and 2019, the ultimate health care cost trend rate after gradual decrease until: 2028, 2028, 2024, (beginning of period)	N/A	N/A	N/A	4.50%	4.50%	5.00%
For 2021, 2020 and 2019, the ultimate health care cost trend rate after gradual decrease until: 2028, 2028, 2028 (end of period)	N/A	N/A	N/A	4.50%	4.50%	4.50%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2021 and December 31, 2020 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2021 portfolio is selected from a compilation of approximately 420 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2021 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2020. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, expenses, the effect of active management and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2022. The expected rate of return for 2022 is 6.00% and 7.00% for pension and postretirement, respectively.

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2021 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	2%	6%	34%	74%
International Equities	3%	8%	2%	25%
Fixed Maturities	50%	65%	10%	43%
Short-term Investments	0%	13%	0%	26%
Real Estate	2%	16%	0%	0%
Other	5%	32%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of December 31, 2021 and December 31, 2020 for either the pension or postretirement plans.

The authoritative guidance around fair value established a framework for measuring fair value. Fair value is disclosed using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, as described in Note 6.

The following describes the valuation methodologies used for pension and postretirement plans assets measured at fair value.

Insurance Company Pooled Separate Accounts, Common/Collective Trusts, and United Kingdom Insurance Pooled Funds—Insurance company pooled separate accounts are invested via group annuity contracts issued by PICA. Assets are represented by a “unit of account.” The redemption value of those units is based on a per unit value whose value is the result of the accumulated values of underlying investments. The unit of account value is used as a practical expedient to estimate fair value.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2021				As of December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed Maturities:
U.S. government securities (federal):
Mortgage-backed	$0	$0	$0	$0	$0	$1	$0	$1
Other U.S. government securities	0	1,081	0	1,081	0	985	0	985
U.S. government securities (state & other)	0	518	0	518	0	588	0	588
Non-U.S. government securities	0	114	0	114	0	103	0	103
Corporate Debt:
Corporate bonds	0	3,809	0	3,809	0	4,290	0	4,290
Asset-backed	0	23	0	23	0	25	0	25
Collateralized mortgage obligations	0	570	0	570	0	614	0	614
Collateralized loan obligations	0	502	0	502	0	441	0	441
Interest rate swaps(1)	0	(1)	0	(1)	0	0	0	0
Registered investment companies	85	0	0	85	96	0	0	96
Other(2)	11	4	42	57	33	2	35	70
Subtotal fixed maturities	96	6,620	42	6,758	129	7,049	35	7,213
Real Estate:
Partnerships	0	0	998	998	0	0	838	838
Other:
Partnerships	0	0	1,800	1,800	0	0	1,234	1,234
Hedge funds	0	0	1,304	1,304	0	0	1,327	1,327
Subtotal other	0	0	3,104	3,104	0	0	2,561	2,561
Net assets in the fair value hierarchy	$96	$6,620	$4,144	$10,860	$129	$7,049	$3,434	$10,612

Investments Measured at Net Asset Value, as a Practical Expedient(3):
Pooled separate accounts				$2,554				$2,659
Common/collective trusts				1,643				1,440
United Kingdom insurance pooled funds				185				186
Net assets at fair value				$15,242				$14,897
_______________
(1)Interest rate swaps notional amount is $433 million and $13 million for the years ended December 31, 2021 and 2020, respectively.
(2)This category primarily consists of cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).
(3)The pension plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Changes in Fair Value of Level 3 Pension Assets

	Fixed Maturities	Real Estate	Other
	Other	Partnerships	Partnerships	Hedge Fund
	(in millions)
Fair Value, January 1, 2020	$44	$688	$973	$1,312
Actual Return on Assets:
Relating to assets still held at the reporting date	0	11	161	116
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	(9)	139	100	(101)
Transfers in and/or out of Level 3	0	0	0	0
Fair Value, December 31, 2020	$35	$838	$1,234	$1,327
Actual Return on Assets:
Relating to assets still held at the reporting date	0	128	639	98
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	7	32	(73)	(121)
Transfers in and/or out of Level 3	0	0	0	0
Fair Value, December 31, 2021	$42	$998	$1,800	$1,304

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2021				As of December 31, 2020
	Level 1	Level 2	Level 3(3)	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equities:
U.S. equities(1)	$0	$40	$0	$40	$0	$36	$0	$36
International equities	0	10	0	10	0	9	0	9
Subtotal equities	0	50	0	50	0	45	0	45
Fixed Maturities:
U.S. government securities (federal):
Other U.S. government securities	0	0	0	0	0	9	0	9
Non-U.S. government securities	0	0	0	0	0	1	0	1
Corporate Debt:
Corporate bonds	0	0	0	0	0	7	0	7
Asset-backed	0	0	0	0	0	2	0	2
Collateralized mortgage obligations	0	0	0	0	0	3	0	3
Collateralized loan obligations	0	0	0	0	0	4	0	4
Registered investment companies	0	0	0	0	19	0	0	19
Subtotal fixed maturities	0	0	0	0	19	26	0	45
Short-term Investments:
Registered investment companies	114	0	0	114	165	0	0	165
Net assets in the fair value hierarchy	$114	$50	$0	$164	$184	$71	$0	$255

Investments Measured at Net Asset Value, as a Practical Expedient(2):
Common/collective trusts				$294				$279
Net assets at fair value				458				534
Variable Life Insurance Policies at contract value				1,163				1,055
Total net assets				$1,621				$1,589
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)The postretirement plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value.
(3)There were no changes in the fair value of Level 3 postretirement assets from December 31, 2020 through December 31, 2021.

   The expected benefit payments for the Company’s pension and postretirement plans, as well as the expected Medicare Part D subsidy receipts related to the Company’s postretirement plan, for the years indicated are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefit Payments	Other Postretirement Benefit Payments	Other Postretirement Benefits– Medicare Part D Subsidy Receipts
	(in millions)
2022	$823	$160	$6
2023	852	161	6
2024	859	160	6
2025	890	155	6
2026	898	150	6
2027-2031	4,683	583	26
Total	$9,005	$1,369	$56

The Company anticipates that it will make cash contributions in 2022 of approximately $190 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2021 and 2020 was $34 million and $15 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $80 million, $82 million and $84 million for the years ended December 31, 2021, 2020 and 2019, respectively.

19.EQUITY

Preferred Stock

As of December 31, 2021, 2020 and 2019, the Company had 10,000,000 shares of preferred stock authorized but none issued or outstanding.

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

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2018	660.1	249.4	410.7
Common Stock issued(2)(3)	6.2	(5.5)	11.7
Common Stock acquired	0.0	27.2	(27.2)
Stock-based compensation programs(1)	0.0	(3.6)	3.6
Balance, December 31, 2019	666.3	267.5	398.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.7	(6.7)
Stock-based compensation programs(1)	0.0	(4.3)	4.3
Balance, December 31, 2020	666.3	269.9	396.4
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	24.5	(24.5)
Stock-based compensation programs(1)	0.0	(4.4)	4.4
Balance, December 31, 2021	666.3	290.0	376.3
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
(3)In October 2019, the Company issued approximately 5.5 million shares of Common Stock as part of consideration paid for the Assurance IQ acquisition. For additional information about the acquisition, see Note 1.

Additional paid-in capital

“Additional paid-in capital” is primarily comprised of the cumulative excess between: (a) the total cash received by the Company in conjunction with past issuances of Common Stock shares or Common Stock shares reissued from treasury in conjunction with the Company’s stock-based compensation program and (b) the total par value associated with those shares ($.01 per share).

Common stock held in treasury

Common Stock held in treasury represents the Company’s previously issued shares of stock which have been repurchased by the Company but not retired. These shares are accounted for at the cost at which they were acquired. Common Stock held in treasury is typically impacted by repurchases of shares under the Board of Directors approved share repurchase program and by reissuances of shares associated with our stock-based compensation programs, or for other purposes, which are accounted for at average cost upon reissuance. Gains resulting from the reissuance of Common Stock held in treasury are credited to “Additional paid-in capital”. Losses resulting from the reissuance of Common Stock held in treasury are charged first to “Additional paid-in capital” to the extent the Company has previously recorded gains on treasury share transactions, then to “Retained earnings”.

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

The following table summarizes share repurchases for each of the past three years as well as the share repurchase authorization for 2022, which was approved by the Board of Directors in November 2021:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	January 1, 2022 - December 31, 2022	January 1, 2021 - December 31, 2021	January 1, 2020 - December 31, 2020(1)	January 1, 2019 - December 31, 2019
Total Board authorized share repurchase amount ($ in billions)	$1.5	$2.5	$2.0	$2.5
Total number of shares repurchased under this authorization as of the period end (in millions)	N/A*	24.5	6.7	27.2
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

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2018	$(564)	$14,745	$(3,275)	$10,906
Change in OCI before reclassifications	37	18,540	(563)	18,014
Amounts reclassified from AOCI	27	(1,345)	241	(1,077)
Income tax benefit (expense)	(36)	(3,835)	60	(3,811)
Cumulative effect of adoption of ASU 2017-12	0	7	0	7
Balance, December 31, 2019	(536)	28,112	(3,537)	24,039
Change in OCI before reclassifications	455	8,112	(70)	8,497
Amounts reclassified from AOCI	57	(883)	280	(546)
Income tax benefit (expense)	76	(1,276)	(52)	(1,252)
Balance, December 31, 2020	52	34,065	(3,379)	30,738
Change in OCI before reclassifications	(1,058)	(9,226)	843	(9,441)
Amounts reclassified from AOCI	(65)	(2,486)	264	(2,287)
Income tax benefit (expense)	(79)	2,634	(241)	2,314
Balance, December 31, 2021	$(1,150)	$24,987	$(2,513)	$21,324
__________
(1)Includes cash flow hedges of $1,019 million, $(168) million and $832 million as of December 31, 2021, 2020, and 2019, respectively, and fair value hedges of $(35) million, $10 million, and $0 million as of December 31, 2021, 2020, and 2019, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2021	2020	2019
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$2	$1	$(27)	Realized investment gains (losses), net
Foreign currency translation adjustment	63	(58)	0	Other income (loss)
Total foreign currency translation adjustment	65	(57)	(27)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	0	40	58	(3)
Cash flow hedges—Currency	(4)	5	6	(3)
Cash flow hedges—Currency/Interest rate	557	110	315	(3)
Fair value hedges—Currency	(6)	(1)	0	(3)
Net unrealized investment gains (losses) on available-for-sale securities	1,939	729	966	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	2,486	883	1,345	(4)
Amortization of defined benefit items:
Prior service cost	(3)	(2)	0	(5)
Actuarial gain (loss)	(261)	(278)	(241)	(5)
Total amortization of defined benefit items	(264)	(280)	(241)
Total reclassifications for the period	$2,287	$546	$1,077
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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income (loss)” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an OTTI loss had been previously recognized, an allowance for credit losses has been recorded, and all other net unrealized investment gains (losses), are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI Loss has been Recognized	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2018	$189	$0	$22,531	$(739)	$(787)	$(917)	$(5,532)	$14,745
Net investment gains (losses) on investments arising during the period	129		23,826				(5,311)	18,644
Reclassification adjustment for (gains) losses included in net income	(96)		(1,249)				298	(1,047)
Reclassification adjustment for OTTI losses excluded from net income	21		(21)				0	0
Impact of net unrealized investment (gains) losses				(846)	(2,122)	(2,449)	1,180	(4,237)
Cumulative effect of adoption of ASU 2017-12			9				(2)	7
Balance, December 31, 2019	243	0	45,096	(1,585)	(2,909)	(3,366)	(9,367)	28,112
Reclassification to all other due to implementation of ASU 2016-13(2)	(243)		243				0	0
Net investment gains (losses) on investments arising during the period		47	13,914				(2,665)	11,296
Reclassification adjustment for (gains) losses included in net income		25	(908)				168	(715)
Reclassification due to allowance for credit losses recorded during the period		(97)	97				0	0
Impact of net unrealized investment (gains) losses				356	(3,679)	(2,526)	1,221	(4,628)
Balance, December 31, 2020	0	(25)	58,442	(1,229)	(6,588)	(5,892)	(10,643)	34,065
Net investment gains (losses) on investments arising during the period		41	(15,505)				3,435	(12,029)
Reclassification adjustment for (gains) losses included in net income		10	(2,496)				552	(1,934)
Reclassification due to allowance for credit losses recorded during the period		(3)	3				0	0
Impact of net unrealized investment (gains) losses				686	3,317	2,235	(1,353)	4,885
Balance, December 31, 2021	$0	$23	$40,444	$(543)	$(3,271)	$(3,657)	$(8,009)	$24,987
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

Other than the above limitations, the Company’s Retained earnings balance is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, loans from its subsidiaries, repayments of operating loans from its subsidiaries, and cash and other highly liquid assets. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2021, Prudential Financial had highly liquid assets (excluding amounts held in an intercompany liquidity account) of $3,553 million predominantly including cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds.

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

U.S. Insurance Subsidiaries—Statutory Financial Information

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

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of PICA and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurers that have less statutory capital than required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The Company expects to report RBC ratios as of December 31, 2021 above the regulatory required minimums that would require corrective action and above our “AA” financial strength target levels for both PICA and PALAC.

The following table summarizes certain statutory financial information for the Company’s two largest U.S. insurance subsidiaries for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	PICA			PALAC
In millions and presented as of or for the year ended	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2021	December 31, 2020	December 31, 2019
Statutory net income (loss)(1)	$966	$1,770	$(169)	$2,045	$(768)	$(2,052)
Statutory capital and surplus(1)	$19,123	$11,597	$11,483	$1,014	$6,131	$4,748
__________
(1)Prior year amounts have been updated to conform to finalized statutory filing where applicable.

U.S. Insurance Subsidiaries—Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

With respect to PICA, a New Jersey domiciled insurance subsidiary which is also the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by PICA may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2021, PICA’s unassigned surplus less applicable adjustments for cumulative unrealized investment gains was $8,934 million. PICA must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, PICA is permitted to pay an ordinary dividend of up to $1,912 million in 2022, without prior approval of the NJDOBI. Of the $1,912 million, $812 million is permitted to be paid prior to December 13, 2022, and the remaining $1,100 million is permitted to be paid after December 13, 2022.

The laws regulating dividends of the states where the Company’s other domestic insurance subsidiaries are domiciled are similar, but not identical, to New Jersey. With respect to PALAC, an Arizona domiciled insurance subsidiary of the Company, Arizona insurance law provides that if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires prior approval of the Arizona Department of Insurance. Under Arizona law, PALAC has no ordinary dividend capacity during 2022. All dividends will be considered extraordinary and will require prior approval from the Arizona Department of Insurance.

International Insurance Subsidiaries—Statutory Financial Information

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

The Japan Financial Services Agency (“FSA”) utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2021, the Company expects The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2021 and 2020, respectively, or for the years ended December 31, 2021, 2020 and 2019, respectively.

International Insurance Subsidiaries—Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

The Company’s international insurance operations are subject to dividend restrictions from the regulatory authorities in the jurisdictions in which they operate. With respect to Prudential of Japan and Gibraltar Life, the Company’s most significant international insurance subsidiaries, both of which are domiciled in Japan, Japan insurance law provides that common stock

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

For the year ended December 31, 2021, Prudential Financial received $1,184 million from its international insurance subsidiaries, which includes $994 million of in-kind dividends in the form of extinguishment of debt held by international insurance subsidiaries. In addition to paying Common Stock dividends, the Company’s international insurance operations may return capital to Prudential Financial through, or facilitated by, other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. The Company’s Japan insurance operations have entered into reinsurance agreements with Gibraltar Re, the Company’s Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. The Company expects these transactions will allow it to more efficiently manage its capital and risk profile. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2022, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

20.EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2021			2020			2019
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$7,794			$(146)			$4,238
Less: Income (loss) attributable to noncontrolling interests	70			228			52
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	115			21			46
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$7,609	387.2	$19.65	$(395)	395.8	$(1.00)	$4,140	404.8	$10.23
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$115			$21			$46
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	115			21			45
Stock options		0.7			0.0			1.1
Deferred and long-term compensation programs		2.2			0.0			1.4
Exchangeable Surplus Notes	0	0.0		0	0.0		12	3.6
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$7,609	390.1	$19.51	$(395)	395.8	$(1.00)	$4,153	410.9	$10.11
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

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2021, 2020 and 2019, as applicable, were based on 5.8 million, 4.9 million and 4.6 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2021		2020		2019
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	1.0	$102.54	3.3	$82.06	1.2	$102.84
Antidilutive stock options due to net loss available to holders of Common Stock	0.0		0.4		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	0.0		1.6		0.0
Total antidilutive stock options and shares	1.0		5.5		1.2

In September 2009, the Company issued $500 million of surplus notes with an interest rate of 5.36% per annum which were exchangeable at the option of the note holders for shares of Common Stock. In August 2019, as a result of the note holders’ exercise of the exchange option, the Company issued approximately 6.2 million shares of Common Stock at an exchange rate equal to 12.3877 shares of Common Stock per each $1,000 principal amount of surplus notes. The Company’s obligations under the surplus notes are now satisfied. In calculating diluted earnings per share under the if-converted method, for the year ended December 31, 2019, the potential shares that would be issued assuming a hypothetical exchange, weighted for the period the notes were outstanding, are added to the denominator, and the related interest expense, net of tax, is excluded from the numerator, if the overall effect is dilutive.

21.SHARE-BASED PAYMENTS

Omnibus Incentive Plan

Prudential Financial, Inc.’s Omnibus Incentive Plan provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the performance shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 12,362,031 authorized shares available for grant under the Omnibus Incentive Plan as of December 31, 2021.

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

Compensation cost for employee stock options is based on the fair values estimated on the grant date. Under the Omnibus Incentive Plan, the fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. For the awards related to the Assurance IQ acquisition, the fair value of each stock option award is based on its intrinsic value on the date of grant.

The weighted average grant date assumptions used in the binomial option valuation model are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2020	2019
Expected volatility	33.99%	34.63%
Expected dividend yield	4.59%	4.26%
Expected term	5.60 years	5.54 years
Risk-free interest rate	1.42%	2.50%

There were no stock options granted in 2021.

Expected volatility is based on historical volatility of Prudential Financial’s Common Stock and implied volatility from traded options on Prudential Financial’s Common Stock. The Company uses historical data and expectations of future exercise patterns to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods associated with the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2021		2020		2019
Omnibus Incentive Plan:	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit
	(in millions)
Employee stock options	$2	$0	$11	$3	$11	$3
Employee restricted stock units	178	$41	162	38	149	35
Employee performance shares and performance units	88	$20	53	12	71	17
Total	$268	$61	$226	$53	$231	$55
__________
(1) Compensation costs related to retirement eligible participants are recorded on the grant date (typically in the first quarter of every year).

	2021		2020
Assurance IQ Acquisition:	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$14	$3	$14	$4
Employee restricted stock units	2	0	2	1
Employee performance shares	0	0	0	0
Total	$16	$3	$16	$5

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2021, 2020 and 2019 were de minimis.

Stock Options

Each stock option granted under the Omnibus Incentive Plan has an exercise price at the fair market value of Prudential Financial’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years. Options granted related to the Assurance IQ acquisition have an exercise price based on the original strike price of the Assurance IQ options that they replaced and have a maximum term of 10 years from the date the Assurance IQ options were originally granted. Options granted related to the Assurance IQ acquisition generally vest quarterly over three years.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	4,563,852	$81.21	394,266	$1.60
Granted	0	0.00	0	0.00
Exercised	(1,505,572)	68.33	(155,818)	0.93
Forfeited	(8,057)	95.11	(26,927)	1.38
Expired	(16,120)	85.31	(59)	0.81
Outstanding at December 31, 2021	3,034,103	$87.54	211,462	$2.12
Exercisable at December 31, 2021	2,445,731	$85.72	54,618	$4.91

The weighted average grant date fair value of employee stock options granted under the Omnibus Incentive Plan during the years ended December 31, 2020 and 2019 was $18.00 and $20.02, respectively. For the Assurance IQ acquisition related awards, the weighted average grant date fair value of employee stock options granted during the year ended December 31, 2019 was $86.31. No Assurance IQ acquisition related options were granted in 2020 or 2021.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $48 million, $13 million, and $21 million, respectively. For the Assurance IQ acquisition related awards, the total intrinsic value of employee stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $15 million, $10 million and $3 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2021 is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	4.32	$64	6.61	$22
Exercisable	3.69	$56	7.05	$6

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

A summary of the Company’s restricted stock units, performance shares and performance unit awards under the Omnibus Incentive Plan is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2020(2)	4,758,239	$96.87	1,905,640	$92.07
Granted(2)	2,601,617	81.82	867,578	81.43
Forfeited	(278,416)	88.41	(41,356)	97.42
Performance adjustment(3)	0	0.00	17,692	89.70
Released	(1,278,051)	105.52	(590,064)	89.84
Restricted at December 31, 2021(2)	5,803,389	$88.62	2,159,490	$88.46
__________
(1)Performance share and performance unit awards reflect the target units awarded, reduced for forfeitures and releases to date. The actual number of units to be awarded at the end of each performance period will range between 0% and 150% of the target number of units granted, based upon a measure of the reported performance for the Company relative to stated goals. Performance awards granted to senior management in 2021 include a stated goal related to diversity & inclusion that can modify the performance result by +/- 10%.
(2)Effective October 1, 2019, the Company modified existing performance share and performance unit awards to remove features of the grants that prevent having a mutual understanding of the key terms and conditions of the award between the employee and employer until the grants vested. Consequently, the weighted average grant date fair value as of December 31, 2021 is the closing stock price of Prudential Financial’s common stock as of September 30, 2019 for performance shares that were outstanding on September 30, 2019. The weighted average grant date fair value for performance shares granted after September 30, 2019 is the closing stock price of Prudential Financial’s common stock on the date the awards were granted.
(3)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

A summary of the Company’s restricted stock units and performance share awards related to the Assurance IQ acquisition is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2020	72,697	$87.67	2,065,995	$88.43
Granted	0	0.00	0	0.00
Forfeited	(6,415)	87.67	(738,059)	88.22
Performance adjustment(2)	0	0.00	0	0.00
Released	(29,470)	87.67	0	0.00
Restricted at December 31, 2021	36,812	$87.67	1,327,936	$88.50
__________
(1)Performance share awards related to the Assurance IQ acquisition reflect the maximum number of units that have been awarded under the terms of the acquisition. The actual number of units that will be awarded at the end of the performance period will range between 0% and 100% of the number of units granted, based upon a predetermined formula for achieving certain targets for gross revenues, net of associated selling expenses, between $900 million and $1,300 million.
(2)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company.

The fair market value of restricted stock units, performance shares and performance units released under the Omnibus Incentive Plan for the years ended December 31, 2021, 2020 and 2019 was $155 million, $191 million and $255 million, respectively. The fair market value of restricted stock units for the Assurance IQ acquisition related awards under the Omnibus Incentive Plan for the year ended December 31, 2021 and 2020 was $3 million and $2 million.

The weighted average grant date fair value for restricted stock units granted under the Omnibus Incentive Plan during the years ended December 31, 2021, 2020 and 2019 was $81.82, $93.88 and $93.35, respectively. The weighted average grant date fair value for performance shares and performance units granted under the Omnibus Incentive Plan during the years ended December 31, 2021, 2020 and 2019 was $81.43, $95.42 and $90.68, respectively. The weighted average grant date fair value for restricted stock units granted for the Assurance IQ acquisition during the year ended December 31, 2019 was $87.67. No restricted units were granted in 2020 or 2021. The weighted average grant date fair value for performance shares granted for the Assurance IQ acquisition during the years ended December 31, 2020 and 2019 was $63.30 and $89.91 respectively .

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options under the Omnibus Incentive Plan as of December 31, 2021 was $1 million with a weighted average recognition period of 1.06 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units under the Omnibus Incentive Plan as of December 31, 2021 was $170 million with a weighted average recognition period of 1.76 years. Unrecognized compensation cost for stock options related to the Assurance

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
IQ acquisition as of December 31, 2021 was $13 million with a weighted average recognition period of 1.24 years. Unrecognized compensation cost for restricted stock units and performance shares related to the Assurance IQ acquisition as of December 31, 2021 was $3.98 million with a weighted average recognition period of 2.17 years.

Tax Benefits Realized

The Company’s tax benefit realized for exercises of stock options under the Omnibus Incentive Plan during the years ended December 31, 2021, 2020 and 2019 was $12 million, $3 million and $5 million, respectively. The tax benefit realized for exercises of stock options related to the Assurance IQ acquisition during the years ended December 31, 2021, 2020 and 2019 were $4 million, $3 million and $2 million, respectively.

The Company’s tax benefit realized upon vesting of restricted stock units, performance shares and performance units under the Omnibus Incentive Plan for the years ended December 31, 2021, 2020 and 2019 was $30 million, $44 million and $52 million, respectively. The tax benefit realized upon vesting of restricted stock units and performance shares related to the Assurance IQ acquisition during the year ended December 31, 2021 and 2020 were $1 million and $1 million, respectively. There were no vested restricted stock units or performance shares related to the Assurance IQ acquisition for the year ended December 31, 2019.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December 31, 2021, 2020 and 2019 was $1 million, $2 million and $32 million, respectively.

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

The U.S. Businesses offer a broad range of products and solutions that cover protection, retirement, savings, income and investment needs. The U.S. Businesses are organized into five segments:

•The Retirement segment provides a broad range of retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors.

•The Group Insurance segment provides a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans.

•The Individual Annuities segment develops and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent and affluent markets.

•The Individual Life segment develops and distributes individual variable life, term life and universal life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets.

•The Assurance IQ segment leverages data science and technology to primarily distribute third-party products (such as Medicare, life, health, and property and casualty products) and a proprietary term life product directly to retail shoppers, primarily through its digital and agent channels. Additionally, Assurance IQ may help customers fulfill financial wellness needs by matching them with other product providers or intermediaries.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The International Businesses develops and distributes life insurance, retirement products and certain accident and health products with fixed benefits to mass affluent and affluent customers through our Life Planner operations in Japan, Brazil, Argentina and Mexico. Our Gibraltar Life and Other operations also provide similar products to broad middle income and mass affluent customers across Japan, and through our joint ventures in Chile, China, India and Indonesia, and our strategic investments in Ghana and Kenya through multiple distribution channels (including banks, independent agencies and Life Consultants).

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

Corporate and Other Operations consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, and tax credit and other tax-enhanced investments financed by business segments; (3) capital debt, including any related interest expense and financing costs, that is used or will be used to meet the capital requirements of the Company; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

For information related to significant acquisitions and dispositions, see Note 1. For information related to the adoption of new accounting pronouncements, see Note 2. The segments’ results in prior years have been revised for these items, as applicable, to conform to the current year presentation.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2021	2020(1)	2019(1)
	(in millions)
Net gains (losses) from(2):
Terminated hedges of foreign currency earnings	$33	$72	$64
Current period yield adjustments	$526	$293	$277
Principal source of earnings	$96	$57	$(37)
 __________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)In addition to the items in the table above, “Realized investment gains (losses), net, and related charges and adjustments” also includes an adjustment to reflect “Realized investment gains (losses), net” related to Divested and Run-off Businesses. See “Divested and Run-off Businesses” discussed below.

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

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains (losses) on certain derivative contracts that were terminated or offset before their

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
final maturity of $66 million, $45 million and $44 million for the years ended 2021, 2020 and 2019, respectively. As of December 31, 2021, there was a $1,099 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily within the Individual Annuities segment and International Businesses. Also included in the amounts shown in the table above are fees related to synthetic GICs of $111 million, $113 million and $125 million for the years ended 2021, 2020 and 2019, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information on synthetic GICs.

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

Adjustments related to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2021	2020(1)	2019(1)
	(in millions)
Net gains (losses) from(2):
Investments carried at fair value through net income	$(123)	$149	$488
Foreign currency exchange movements	$22	$(14)	$30
Other activities	$(33)	$(39)	$(30)
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

Other adjustments

Other adjustments represent all other adjustments that are excluded from adjusted operating income. These primarily include losses related to the impairment of goodwill, as well as certain components of the consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, and changes in the fair value of contingent consideration. See Note 1 and Note 2 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income before income taxes and equity in earnings of operating joint ventures:

	Year ended December 31,
	2021	2020(1)	2019(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$1,643	$1,262	$998
U.S. Businesses:
Retirement	2,178	1,385	1,238
Group Insurance	(455)	(16)	285
Individual Annuities(2)	1,901	1,470	1,843
Individual Life	393	(48)	87
Assurance IQ(3)	(142)	(88)	(9)
Total U.S. Businesses	3,875	2,703	3,444
International Businesses	3,390	2,952	3,112
Corporate and Other	(1,607)	(1,967)	(1,899)
Total segment adjusted operating income before income taxes	7,301	4,950	5,655
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	1,947	(4,140)	(876)
Charges related to realized investment gains (losses), net	(320)	(160)	(123)
Market experience updates	750	(640)	(449)
Divested and Run-off Businesses:
Closed Block division	140	(24)	36
Other Divested and Run-off Businesses	716	(450)	992
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(41)	90	(103)
Other adjustments(4)	(1,112)	51	(47)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$9,381	$(323)	$5,085
  __________
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
(3)Assurance IQ was acquired by the Company in October 2019. See Note 1 for additional information.
(4)In the fourth quarter of 2021, the Company recognized a goodwill impairment of $1,060 million related to Assurance IQ. See Note 2 and Note 10 for additional information.

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

	As of December 31,
	2021	2020
	(in millions)
Assets by segment:
PGIM	$53,566	$48,680
U.S. Businesses:
Retirement(1)	114,016	115,237
Group Insurance	43,286	45,601
Individual Annuities(2)	201,273	200,718
Individual Life	118,237	110,953
Assurance IQ	1,788	2,703
Total U.S. Businesses	478,600	475,212
International Businesses	222,736	231,128
Corporate and Other(1)(2)	122,701	123,613
Closed Block division	59,979	62,089
Total assets per Consolidated Statements of Financial Position	$937,582	$940,722
  __________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information about these dispositions.
(2)Certain assets are classified as “held-for-sale” as of December 31, 2021. See Note 1 for additional information about the pending dispositions.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$4,493	$157	$2,850	$0	$0	$0	$25	$6
U.S. Businesses:
Retirement	15,298	3,921	13,120	12,525	348	0	14	22
Group Insurance	6,217	538	6,672	5,482	171	0	3	5
Individual Annuities	4,914	925	3,013	281	359	0	18	559
Individual Life	6,897	2,550	6,504	3,219	871	35	752	395
Assurance IQ	558	2	700	0	0	0	11	0
Total U.S. Businesses	33,884	7,936	30,009	21,507	1,749	35	798	981
International Businesses	21,915	5,403	18,525	13,804	799	46	6	1,148
Corporate and Other	(511)	664	1,096	(24)	135	0	645	(55)
Total revenues, and benefits and expenses on an adjusted operating income basis	59,781	14,160	52,480	35,287	2,683	81	1,474	2,080
Reconciling items:
Realized investment gains (losses), net, and related adjustments	2,313	(40)	366	0	366	0	0	0
Charges related to realized investment gains (losses), net	(248)	0	72	(165)	84	0	0	153
Market experience updates	335	0	(415)	(200)	(45)	0	0	(163)
Divested and Run-off Businesses:
Closed Block division	5,947	2,500	5,807	2,557	124	2,794	0	21
Other Divested and Run-off Businesses	2,903	1,667	2,187	979	270	(1)	4	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(97)	0	(56)	0	0	0	0	0
Other adjustments	0	0	1,112	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$70,934	$18,287	$61,553	$38,458	$3,482	$2,874	$1,478	$2,097

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020(1)
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$4,153	$304	$2,891	$0	$0	$0	$19	$8
U.S. Businesses:
Retirement	10,051	3,446	8,666	8,009	410	0	20	16
Group Insurance	5,786	526	5,802	4,664	206	0	3	8
Individual Annuities	4,440	898	2,970	337	337	0	59	524
Individual Life	6,398	2,314	6,446	3,170	848	36	769	367
Assurance IQ	391	2	479	0	0	0	5	0
Total U.S. Businesses	27,066	7,186	24,363	16,180	1,801	36	856	915
International Businesses	21,576	4,982	18,624	13,714	851	40	8	1,204
Corporate and Other	(513)	660	1,454	30	129	0	668	(49)
Total revenues, and benefits and expenses on an adjusted operating income basis	52,282	13,132	47,332	29,924	2,781	76	1,551	2,078
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(4,072)	(39)	68	0	68	0	0	0
Charges related to realized investment gains (losses), net	(134)	0	26	0	(58)	0	0	(115)
Market experience updates	(196)	0	444	261	21	0	0	132
Divested and Run-off Businesses:
Closed Block division	4,766	2,240	4,790	2,757	127	1,549	1	26
Other Divested and Run-off Businesses	4,420	2,077	4,870	2,117	1,599	0	8	100
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(138)	0	(228)	0	0	0	0	0
Other adjustments	105	0	54	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$57,033	$17,410	$57,356	$35,059	$4,538	$1,625	$1,560	$2,221

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2019(1)
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,589	$200	$2,591	$0	$0	$0	$49	$6
U.S. Businesses:
Retirement	13,003	3,401	11,765	11,060	416	0	40	28
Group Insurance	5,750	624	5,465	4,257	286	0	2	7
Individual Annuities	4,995	856	3,152	435	334	0	122	513
Individual Life	6,115	2,247	6,028	2,778	830	38	774	577
Assurance IQ(2)	101	0	110	0	0	0	1	0
Total U.S. Businesses	29,964	7,128	26,520	18,530	1,866	38	939	1,125
International Businesses	20,936	4,944	17,824	12,925	876	46	25	1,116
Corporate and Other	(557)	701	1,342	36	125	0	518	(46)
Total revenues, and benefits and expenses on an adjusted operating income basis	53,932	12,973	48,277	31,491	2,867	84	1,531	2,201
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(609)	(34)	267	0	267	0	0	0
Charges related to realized investment gains (losses), net	(252)	0	(129)	(136)	(94)	0	0	(182)
Market experience updates	(79)	0	370	191	4	0	0	139
Divested and Run-off Businesses:
Closed Block division	5,642	2,323	5,606	2,907	130	2,187	7	29
Other Divested and Run-off Businesses	6,324	2,323	5,332	2,367	1,706	3	13	145
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(146)	0	(43)	0	0	0	0	0
Other adjustments	(5)	0	42	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$64,807	$17,585	$59,722	$36,820	$4,880	$2,274	$1,551	$2,332
  __________
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

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following by geographic location that are 10 percent or more of the Company’s total consolidated revenue:

	2021	2020(1)	2019(1)
	(in millions)
United States	$45,286	$30,803	$38,043
Japan	18,852	20,028	19,771
Other countries	6,796	6,202	6,993
Total PFI consolidated revenue	$70,934	$57,033	$64,807
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

	2021	2020	2019
	(in millions)
PGIM segment intersegment revenues	$939	$866	$777

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	2021	2020	2019
	(in millions)
Asset-based management fees	$4,111	$3,615	$3,489
Performance-based incentive fees	147	193	169
Other fees	643	583	581
Total asset management and service fees	$4,901	$4,391	$4,239

23.COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	December 31,
	2021	2020
	(in millions)
Total outstanding mortgage loan commitments(1)	$2,300	$2,357
Portion of commitment where prearrangement to sell to investor exists	$1,102	$882
__________
(1)Includes commitments of $21 million related to held-for-sale operations as of December 31, 2021. See Note 1 for additional information on the pending dispositions.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company pre-arranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million and $0 million as of December 31, 2021 and 2020, respectively. The change in allowance is $0 million and a reduction of $2 million for the years ended December 31, 2021 and 2020, respectively.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2021	2020
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$10,347	$9,567
Expected to be funded from separate accounts	$236	$336
__________
(1)Includes commitments of $118 million related to held-for-sale operations as of December 31, 2021. See Note 1 for additional information on the pending dispositions.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the years ended December 31, 2021 or 2020.

Indemnification of Securities Lending and Securities Repurchase Transactions

	December 31,
	2021	2020
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$6,499	$7,108
Fair value of related collateral associated with above indemnifications(2)	$6,635	$7,254
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $30 million and $34 million related to securities repurchase transactions as of December 31, 2021 and 2020, respectively.
(2)Includes $29 million and $34 million related to securities repurchase transactions as of December 31, 2021 and 2020, respectively.

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

Guarantees of Asset Values

	December 31,
	2021	2020
	(in millions)
Guaranteed value of third parties’ assets	$81,984	$86,264
Fair value of collateral supporting these assets	$83,609	$90,612
Asset associated with guarantee, carried at fair value	$1	$0

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	December 31,
	2021	2020
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,930	$2,684
First-loss exposure portion of above	$854	$784
Accrued liability associated with guarantees(1)	$41	$41
__________
(1)As of both December 31, 2021 and 2020, the accrued liability associated with guarantees includes an allowance for credit losses of $20 million. The change in allowance is $0 million and $1 million as of December 31, 2021 and 2020, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $22,963 million and $21,465 million of mortgages subject to these loss-sharing arrangements as of December 31, 2021 and 2020, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2021, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 63%. As of December 31, 2020, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 63%. The Company had $2 million of losses related to indemnifications that were settled for the year ended December 31, 2021, and no losses for the years ended December 31, 2020 and 2019.

Other Guarantees

	December 31,
	2021	2020
	(in millions)
Other guarantees where amount can be determined	$47	$52
Accrued liability for other guarantees and indemnifications	$34	$0

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. As of December 31, 2021 and 2020, there are $0 million and $9 million, respectively, of yield maintenance guarantees related to certain investments the Company sold. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2021	2020
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$40	$44
Premium tax offset currently available for paid assessments	2	3
Total	$42	$47
Other liabilities:
Insolvency assessments	$35	$36

Assurance IQ Contingent Consideration Liability

In October 2019, the Company completed its acquisition of Assurance IQ. See Note 1 for additional information regarding the transaction, including the establishment of $100 million of contingent consideration.

The contingent consideration liability is reported at fair value, which is determined based on the present value of expected payments under the arrangement, using an internally-developed option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of December 31, 2021 and December 31, 2020.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

City of Warren v. PFI, et al.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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
Other Matters

Cho v. PICA, et al.

In November 2019, a putative class action complaint entitled Cho v. The Prudential Insurance Company of America, et. al., was filed in the United States District Court for the District of New Jersey. The Complaint purports to be brought on behalf of participants in the Prudential Employee Savings Plan (the “Plan”) and (i) alleges that defendants failed to fulfill their fiduciary obligations under the Employee Retirement Income Security Act of 1974, in the administration, management and operation of the Plan, including engaging in prohibited transactions; and (ii) seeks declaratory, injunctive and equitable relief, and unspecified damages including interest, attorneys’ fees and costs. In January 2020, defendants filed a motion to dismiss the complaint. In September 2020, plaintiff filed an amended complaint and added as individual defendants certain PFI officers and

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
current and former members of the Company’s Administrative Committee and Investment Oversight Committee. In December 2020, defendants filed a motion to dismiss the amended complaint. In September 2021, the court granted defendants’ motion to dismiss the amended complaint without prejudice. In October 2021, plaintiff filed a second amended complaint asserting claims against defendants under the Employee Retirement Income Security Act of 1974 for breach of fiduciary duty, prohibited transactions and failure to monitor fiduciaries. The second amended complaint seeks declaratory, injunctive and equitable relief, unspecified damages, attorneys’ fees and costs. In December 2021, defendants filed a motion to dismiss the second amended complaint.

Doyle C. Stone v. PFI, et al.

In February 2021, a putative class action complaint entitled Doyle C. Stone v. Prudential Financial, Inc., Pruco Life Insurance Company, was filed in the United States District Court for the District of New Jersey. The complaint asserts claims against Prudential Financial, Inc. and Pruco Life Insurance Company for violation of the New Jersey Consumer Fraud Act, breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, misrepresentation and unjust enrichment, based on: (i) the Company’s alleged deficient identification, notification and payment practices for retirement plan participants in transferred group retirement, annuity and insurance plans (“Plan Participants”); and (ii) improper transfer of Plan Participant funds to its own accounts. The putative class includes all Plan Participants from January 2015 to the present. In April 2021, defendants filed a motion to dismiss the complaint. In June 2021, plaintiff filed a notice of voluntary dismissal of the complaint, without prejudice. In August 2021, plaintiff filed a new putative class action complaint in the United States District Court for the District of New Jersey (the “Second Complaint”), asserting claims against Prudential Financial, Inc. and Pruco Life Insurance Company for violation of the New Jersey Consumer Fraud Act, breach of fiduciary duty, unjust enrichment and common law fraud. The putative class includes all Plan Participants from January 2015 until the present. In September 2021, defendants filed a motion to dismiss the Second Complaint. In November 2021, the court issued an order granting defendants’ motion and dismissed plaintiff’s: (i) fraud claims without prejudice; and (ii) breach of fiduciary duty and unjust enrichment claims with prejudice. In January 2022, plaintiff filed a Notice of Voluntary Dismissal With Prejudice that was approved by the Court. This matter is now closed.

LIBOR Litigation

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In May 2014, Prudential Investment Portfolios 2, on behalf of the Prudential Core Short-Term Bond Fund and the Prudential Core Taxable Money Market Fund (the “Funds”), filed an action against ten banks in the United States District Court for the District of New Jersey asserting that the banks participated in the setting of LIBOR, a major benchmark interest rate. The complaint alleges that the defendant banks manipulated LIBOR, and asserts, among other things, claims for common law fraud, negligent misrepresentation, breach of contract, intentional interference with contract and with prospective economic relations, unjust enrichment, breaches of the New Jersey Civil RICO (“Racketeer Influenced and Corrupt Organizations Act”) statute, and violations of the Sherman Act. In June 2014, the United States Judicial Panel on Multidistrict Litigation transferred the action to the United States District Court for the Southern District of New York, where it has been consolidated for pre-trial purposes with other pending LIBOR-related actions. In October 2014, the Funds filed an amended complaint. In November 2014, the defendants filed a motion to dismiss the amended complaint. In August 2015, the court issued a decision granting in part, and denying in part, defendants' motions to dismiss. The court dismissed certain of the Funds' claims, including those alleging fraud based on offering material statements; New Jersey RICO; and express breach of contract. The court upheld certain of the Funds' claims, including those alleging fraud based on false LIBOR submissions to the British Bankers’ Association; negligent misrepresentation; unjust enrichment; and breach of the implied covenant of good faith and fair dealing. Following the August 2015 decision, granting in part defendants' motions to dismiss, in September 2015, Prudential filed the following LIBOR complaints: (i) in the Southern District of New York, captioned Prudential Investment Portfolios 2 et al. v. Barclays Bank PLC, et al. (the “New York Complaint”), naming as defendants Barclays Bank PLC, Barclays Capital Inc., Barclays PLC, Citibank, N.A., Citigroup Funding Inc., Credit Suisse AG, Credit Suisse Group AG, Credit Suisse (USA) Inc., Deutsche Bank AG, HSBC Bank plc, HSBC Holdings PLC, JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., Royal Bank of Canada, and The Royal Bank of Scotland PLC. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The New York complaint reasserts the causes of action brought in the original LIBOR action; and (ii) in the Western district of North Carolina, captioned Prudential Investment Portfolios 2 et al. v. Bank of America Corporation et al. (the “North Carolina Complaint”), naming as defendants Bank of America Corporation and Bank of America, N.A. These defendants were dismissed from the original LIBOR action on jurisdictional grounds. The North Carolina Complaint reasserts the causes of action brought in the original LIBOR action. Both the New York Complaint and the North Carolina Complaint

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
have been transferred for pre-trial purposes to the LIBOR multi-district litigation presided over by Judge Buchwald in the U.S. District Court for the Southern District of New York. In May 2016, the Second Circuit Court of Appeals vacated the district court’s dismissal of the LIBOR plaintiffs’ antitrust claims and remanded to the district court the question of whether plaintiffs possess standing as “efficient enforcers” of applicable antitrust laws. In July 2016, defendants filed a joint motion to dismiss all antitrust claims based on lack of standing and lack of personal jurisdiction. In December 2016, the motion was granted in part and denied in part. In January 2017, the United States Supreme Court denied defendants’ petition for certiorari. In February 2017, the court clarified its December 2016 order, holding that antitrust claims only exist against panel banks, not their affiliates. This clarification resulted in the Funds’ New Jersey antitrust claims being dismissed for lack of personal jurisdiction. The Funds antitrust claims in the New York and North Carolina actions remain pending. In July 2017, the Funds obtained an entry of judgment on the New Jersey antitrust claims dismissed on personal jurisdiction grounds. In July 2017, the Funds filed with the Second Circuit Court an appeal from the dismissal of their New Jersey anti-trust claims. In June 2019, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Citigroup Inc., Citibank, N.A., Citigroup Funding Inc., and Citigroup Global Markets Inc. In December 2019, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against HSBC Holdings PLC, HSBC Bank PLC, HSBC Finance Corp., HSBC Securities (USA) Inc., and HSBC USA Inc. In May 2020, the court issued two orders approving stipulations dismissing with prejudice Prudential’s claims against Barclays Bank PLC, Barclays Capital Inc., and Barclays PLC. In August 2020, the court issued two orders approving stipulations dismissing with prejudice, Prudential’s claims against Deutsche Bank AG. In October 2020, the court issued orders approving stipulations dismissing with prejudice, Prudential’s claims against JPMorgan Chase & Co., JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC, f/k/a/ J.P. Morgan Securities Inc., Bank of America Corporation, Bank of America, N.A., and Merrill Lynch, Pierce, Fenner & Smith Inc., f/k/a Banc of America Securities LLC. In December 2021, the Second Circuit Court of Appeals affirmed the district court’s order dismissing federal and state antitrust claims based on lack of privity with a defendant bank and reversed the district court’s personal jurisdiction based dismissal of the non-U.S. incorporated defendants. In February 2022, the court issued orders approving stipulations dismissing with prejudice Prudential’s claims against Credit Suisse Group AG, Credit Suisse AG, Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC.

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including subpoenas from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

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

24.SUBSEQUENT EVENTS

Common Stock Dividend Declaration

On February 3, 2022, Prudential Financial’s Board of Directors declared a cash dividend of $1.20 per share of Common Stock, payable on March 11, 2022 to shareholders of record as of February 15, 2022.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2021 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2022, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2021 (the “Proxy Statement”).

ITEM 11.       EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2021, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to Prudential Financial’s Common Stock. For additional information about our equity compensation plans, see Note 21 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	13,431,899	(1)	$81.97	(2)	12,362,031
Equity compensation plans approved by security holders—Director Plan	184,116				0
Equity compensation plans approved by security holders—PSPP(3)	0				7,297,153
Total equity compensation plans approved by security holders	13,616,015				19,659,184
Equity compensation plans not approved by security holders	0				0
Grand Total	13,616,015				19,659,184
__________
(1)Represents 3,245,565 outstanding Options, 5,840,201 outstanding Restricted Units and 4,346,133 outstanding Performance Shares as of December 31, 2021 under our Omnibus Plan, including those granted as part of the Assurance IQ acquisition. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2021.The number of performance shares shown in the table represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2021. The number of performance shares outstanding as of December 31, 2021 at target (100%) performance factor was 3,475,845. The actual number of performance shares the Compensation Committee will award at the end of each performance period will range between 0% and 165% (between 0% and 100% for the performance shares related to the Assurance IQ acquisition) of the target number of performance shares granted, based upon the achievement of Company financial performance goals selected by the Compensation Committee at the start of the performance period. Performance shares granted to senior management in 2021 also include a performance goal related to diversity and inclusion.
(2)Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 4.47 years.
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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2021
(in millions)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,231	$32,158	$32,158
Obligations of U.S. states and their political subdivisions	10,445	12,218	12,218
Foreign governments	83,363	94,669	94,669
Asset-backed securities	11,402	11,525	11,525
Residential mortgage-backed securities	2,749	2,858	2,858
Commercial mortgage-backed securities	12,490	13,099	13,099
Public utilities	26,993	30,436	30,436
All other corporate bonds	159,363	174,973	174,973
Redeemable preferred stock	423	474	474
Total fixed maturities, available-for-sale	$333,459	$372,410	$372,410
Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$833	$1,054	$833
Residential mortgage-backed securities	191	205	191
All other corporate bonds	495	544	490
Total fixed maturities, held-to-maturity	$1,519	$1,803	$1,514
Equity securities:
Common stocks:
Other common stocks	$3,909	$5,850	$5,850
Mutual funds	1,635	2,366	2,366
Nonredeemable preferred stocks	105	146	146
Perpetual preferred stocks	166	212	212
Total equity securities, at fair value	$5,815	$8,574	$8,574
Fixed maturities, trading	$8,741	$8,823	$8,823
Assets supporting experience-rated contractholder liabilities	2,861		3,358
Commercial mortgage and other loans(2)	58,666		58,666
Policy loans	10,386		10,386
Short-term investments	6,635		6,635
Other invested assets	21,833		21,833
Total investments(3)	$449,915		$492,199
 __________
(1)See Note 3 to the Consolidated Financial Statements for the composition of the Company’s “Assets supporting experience-rated contractholder liabilities, at fair value.”
(2)Includes collateralized commercial mortgage and other loans of $58,109 million and uncollateralized loans of $557 million.
(3)Excludes “Assets held-for-sale” of $40,669 million as of December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2021 and 2020
(in millions)

	2021	2020
ASSETS
Investment contracts from subsidiaries	$1	$1
Fixed maturities, available for sale, at fair value (amortized cost: 2021- $1,052; 2020- $1,529)	1,072	1,648
Equity securities, at fair value (cost: 2021- $25; 2020- $25)	25	25
Other invested assets	1,958	3,876
Total investments	3,056	5,550
Cash and cash equivalents	1,251	1,062
Due from subsidiaries	3,458	2,023
Loans receivable from subsidiaries	7,876	8,027
Investment in subsidiaries	73,097	78,345
Property, plant and equipment	428	446
Income taxes receivable	178	467
Other assets	112	116
TOTAL ASSETS	$89,456	$96,036
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$3,899	$3,290
Loans payable to subsidiaries	5,396	5,526
Short-term debt	25	424
Long-term debt	17,673	18,561
Other liabilities	587	810
Total liabilities	27,580	28,611
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of December 31, 2021 and December 31, 2020)	6	6
Additional paid-in capital	25,732	25,584
Common Stock held in treasury, at cost (290,018,851 and 269,867,738 shares as of December 31, 2021 and 2020, respectively)	(21,838)	(19,652)
Accumulated other comprehensive income (loss)	21,324	30,738
Retained earnings	36,652	30,749
Total equity	61,876	67,425
TOTAL LIABILITIES AND EQUITY	$89,456	$96,036

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	2021	2020	2019
REVENUES
Net investment income	$62	$97	$203
Realized investment gains (losses), net	90	(262)	(250)
Affiliated interest revenue	358	345	362
Other income (loss)	18	110	21
Total revenues	528	290	336
EXPENSES
General and administrative expenses	166	273	92
Interest expense	1,088	1,157	1,161
Total expenses	1,254	1,430	1,253
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(726)	(1,140)	(917)
Total income tax expense (benefit)	(130)	(357)	(223)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(596)	(783)	(694)
Equity in earnings of subsidiaries	8,320	409	4,880
NET INCOME (LOSS)	$7,724	$(374)	$4,186
Other Comprehensive Income (loss)	(9,414)	6,699	13,126
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,690)	$6,325	$17,312

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,724	$(374)	$4,186
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(8,320)	(409)	(4,880)
Realized investment (gains) losses, net	(90)	262	250
Dividends received from subsidiaries	3,239	4,042	2,269
Property, plant and equipment	(4)	(1)	0
Change in:
Due to/from subsidiaries, net	(513)	649	669
Other, operating	63	359	(229)
Cash flows from (used in) operating activities	2,099	4,528	2,265
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	969	412	371
Short-term investments	15,718	18,489	21,700
Payments for the purchase of:
Fixed maturities, available for sale	(500)	(298)	(660)
Short-term investments	(13,795)	(20,039)	(20,486)
Capital contributions to subsidiaries	(874)	(386)	(593)
Returns of capital contributions from subsidiaries	430	813	1,013
Acquisition of Assurance IQ	0	0	(1,758)
Loans to subsidiaries, net of maturities	151	(876)	(108)
Other, investing	7	0	0
Cash flows from (used in) investing activities	2,106	(1,885)	(521)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,814)	(1,766)	(1,641)
Common Stock acquired	(2,500)	(500)	(2,500)
Common Stock reissued for exercise of stock options	200	153	133
Proceeds from the issuance of debt (maturities longer than 90 days)	0	2,768	2,465
Repayments of debt (maturities longer than 90 days)	(1,308)	(2,467)	(1,114)
Repayments of loans from subsidiaries	151	(1,023)	(7)
Proceeds from loans payable to subsidiaries	1,411	166	818
Net change in financing arrangements (maturities of 90 days or less)	0	0	9
Other, financing	(156)	(74)	(72)
Cash flows from (used in) financing activities	(4,016)	(2,743)	(1,909)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189	(100)	(165)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,062	1,162	1,327
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,251	$1,062	$1,162

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,050	$1,088	$1,084
Cash paid (refunds received) during the period for taxes	$(330)	$(482)	$(103)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(3,607)	$(1)	$(596)
Non-cash dividends/returns of capital from subsidiaries	$4,582	$470	$1
Treasury Stock shares issued for stock-based compensation programs	$0	$0	$197

Acquisitions:
Assets Acquired	$0	$0	$2,428
Liabilities assumed	0	0	216
Treasury Stock shares issued	0	0	454
Net cash paid on acquisition	$0	$0	$1,758

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

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $80 million as of December 31, 2021.

In March 2021, Prudential International Insurance Holding, Ltd. (“PIIH”), a subsidiary of Prudential Financial, successfully completed the sale of Pramerica SGR (Italy Investment JV), to UBI Banca for cash consideration of approximately €427 million, equal to approximately $503 million.

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

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2021 and 2020 consisted primarily of highly liquid debt investments and intercompany enterprise liquidity account funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2021	2020
			($ in millions)
Short-term debt:
Commercial paper(2)			$25	$25
Current portion of long-term debt			0	399
Total short-term debt			$25	$424
Long-term debt:
Fixed rate senior notes	2023-2051	1.50%-6.63%	$10,109	$11,007
Junior subordinated notes	2042-2060	3.70%-5.88%	7,564	7,554
Total long-term debt			$17,673	$18,561
 __________
(1)Ranges of interest rates are for the year ended December 31, 2021.
(2)The weighted average interest rate on outstanding commercial paper was 0.12% at both December 31, 2021 and 2020.

Long-term Debt

In order to manage exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments is not reflected in the rates presented in the table above. For those derivatives that qualify for hedge accounting treatment, interest expense was $0.0 million, $0.4 million, and $0.3 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2021:

	Calendar Year
	2023	2024	2025	2026	2027 and thereafter	Total
	(in millions)
Long-term debt	$0	$0	$0	$500	$17,173	$17,673

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following subsidiaries:

	2021	2020	2019
	(in millions)
Prudential Annuities Holding Company	$73	$120	$163
International Insurance and Investments Holding Companies(1)(2)	838	3,061	1,065
The Prudential Insurance Company of America	1,100	500	600
PGIM Holding Company(2)	540	399	462
Prudential Annuities Life Assurance Corporation	1,057	760	978
Other Holding Companies	62	14	14
Total	$3,670	$4,854	$3,282
 __________
(1)2020 includes $1,627 million of net proceeds from the sale of POK that were distributed to PFI.
(2)2021 includes $450 million of net proceeds from the sale of Pramerica SGR (Italy Investment JV) and $198 million of net proceeds from the sale of POT that were distributed to PFI.

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2021, there was $395 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on intercompany loans between affiliates. As of December 31, 2021, Prudential Financial had issued guarantees of outstanding loans totaling $4.0 billion between international insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct the Prudential Tower home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of business guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its ongoing operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2021, Prudential Financial has no accrued liabilities associated with other financial guarantees or indemnity arrangements.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2021
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$157	$0	$6	$2,772
U.S Businesses:
Retirement	43	70,105	0	16,601	10,830	3,946	12,899	14	219
Group Insurance	146	5,532	254	6,306	5,580	513	5,654	5	1,013
Individual Annuities(1)	3,627	11,040	0	7,028	2,489	929	561	600	1,811
Individual Life	6,898	21,508	0	30,056	3,255	2,533	3,863	352	1,979
Assurance IQ	0	0	0	0	0	2	0	0	1,799
Total U.S. Businesses	10,714	108,185	254	59,991	22,154	7,923	22,977	971	6,821
International Businesses	7,658	127,574	87	49,545	15,980	5,400	15,014	1,149	2,725
Corporate and Other(2)	(368)	9,087	1	8,448	848	2,307	1,348	(50)	2,013
Total PFI excluding Closed Block division	18,004	244,846	342	117,984	38,982	15,787	39,339	2,076	14,331
Closed Block division	188	45,596	0	13,380	1,789	2,500	5,475	21	311
Total	$18,192	$290,442	$342	$131,364	$40,771	$18,287	$44,814	$2,097	$14,642

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2020
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$304	$0	$8	$2,637
U.S Businesses:
Retirement(3)	39	68,764	0	18,806	6,297	3,470	8,429	8	228
Group Insurance	149	5,176	246	7,470	5,171	516	4,870	8	924
Individual Annuities	4,689	21,325	0	12,383	2,399	898	664	481	1,771
Individual Life	6,196	21,062	0	29,099	3,347	2,279	4,261	406	2,259
Assurance IQ	0	0	0	0	0	2	0	0	533
Total U.S. Businesses	11,073	116,327	246	67,758	17,214	7,165	18,224	903	5,715
International Businesses	7,668	128,682	94	51,476	16,155	4,973	14,676	1,239	2,809
Corporate and Other(3)	77	14,231	1	37,677	1,818	2,728	3,889	45	2,421
Total PFI excluding Closed Block division	18,818	259,240	341	156,911	35,187	15,170	36,789	2,195	13,582
Closed Block division	209	46,762	0	14,295	1,982	2,240	4,433	26	331
Total	$19,027	$306,002	$341	$171,206	$37,169	$17,410	$41,222	$2,221	$13,913

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2019
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$200	$0	$6	$2,520
U.S. Businesses:
Retirement(3)	35	67,693	0	15,842	9,256	3,385	11,481	19	259
Group Insurance	156	4,865	242	8,587	5,024	623	4,544	7	915
Individual Annuities	4,973	15,151	0	9,529	2,748	854	680	321	1,869
Individual Life	5,836	17,417	0	28,146	3,083	2,268	3,678	699	2,080
Assurance IQ	0	0	0	0	0	0	0	0	151
Total U.S. Businesses	11,000	105,126	242	62,104	20,111	7,130	20,383	1,046	5,274
International Businesses(4)	7,442	117,298	86	49,599	15,604	4,916	14,122	1,144	2,861
Corporate and Other(3)(4)	1,235	23,161	0	35,556	2,258	3,016	4,246	107	2,408
Total PFI excluding Closed Block division	19,677	245,585	328	147,259	37,973	15,262	38,751	2,303	13,063
Closed Block division	235	47,614	0	11,839	2,207	2,323	5,223	29	353
Total	$19,912	$293,199	$328	$159,098	$40,180	$17,585	$43,974	$2,332	$13,416
__________
(1)Includes reclassification of “Assets held-for sale” for Deferred Policy Acquisition Costs of $(1,097) million and “Liabilities held-for-sale” for Future Policy Benefits, Losses, Claims, Expenses of $(4,505) million, and Other Policy Claims and Benefits Payable of $(11,750) million. See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2021.
(2)Includes reclassification of “Assets held-for sale” for Deferred Policy Acquisition Costs of $(100) million and “Liabilities held-for-sale” for Future Policy Benefits, Losses, Claims, Expenses of $(157) million, and Other Policy Claims and Benefits Payable of $(28,164) million. See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2021.
(3)Effective third quarter of 2021, the company is reporting the assets and liabilities of the Full Service Retirement business as "held-for-sale" and has transferred the results of this business to divested and Run-off Businesses within Corporate and Other operations. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.
(4)Effective second quarter of 2020, the carrying amount of assets of POK are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Effective third quarter of 2020, the carrying amount of assets of POT are excluded from the International Businesses and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
As of and For the Years Ended December 31, 2021, 2020 and 2019
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2021
Life Insurance Face Amount In Force	$4,067,801	$835,774	$177,089	$3,409,116	5.2%
Premiums:
Life Insurance	$28,637	$2,289	$5,581	$31,929	17.5%
Accident and Health Insurance	2,986	88	0	2,898	0.0
Total Premiums	$31,623	$2,377	$5,581	$34,827	16.0%
2020
Life Insurance Face Amount In Force	$4,015,943	$887,028	$180,343	$3,309,258	5.4%
Premiums:
Life Insurance	$26,197	$2,199	$4,336	$28,334	15.3%
Accident and Health Insurance	2,894	88	0	2,806	0.0
Total Premiums	$29,091	$2,287	$4,336	$31,140	13.9%
2019
Life Insurance Face Amount In Force	$4,123,019	$862,460	$188,576	$3,449,135	5.5%
Premiums:
Life Insurance	$30,333	$1,990	$3,022	$31,365	9.6%
Accident and Health Insurance	2,927	90	0	2,837	0.0
Total Premiums	$33,260	$2,080	$3,022	$34,202	8.8%

ITEM 16.    FORM 10-K SUMMARY

None.

GLOSSARY

    Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POK	The Prudential Life Insurance Company of Korea, Ltd.
Company	Prudential Financial, Inc. and its subsidiaries	POT	Prudential Life Insurance Company of Taiwan Inc.
PALAC	Prudential Annuities Life Assurance Corporation	PRIAC	Prudential Retirement Insurance and Annuity Company
PFI	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential	Prudential Financial, Inc. and its subsidiaries
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Financial	Prudential Financial, Inc.
PHJ	Prudential Holdings of Japan, Inc.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
POB	Prudential of Brazil

Defined Terms

AFS Debt Securities	Fixed maturities, available for sale, at fair value	Hartford Financial	Hartford Financial Services Group, Inc.
AIG	American International Group	Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial
Allstate	The Allstate Corporation	Holistic Framework	Holistic Framework for Systemic Risk in the Insurance Sector
A.M. Best	A.M. Best Company	HTM Debt Securities	Fixed maturities, held-to-maturity, at amortized cost
Board	Prudential Financial's Board of Directors	IB	Dynamic Income Benefit
CIO Organization	Chief Investment Officer Organization	ICS	The IAIS’s Risk-based Global Insurance Capital Standard
Closed Block	Certain in-force traditional domestic participating insurance and annuity products and corresponding assets that are used for the payment of benefits and policyholders' dividends on these products	LPP	The Prudential Premier® Retirement Variable Annuity with Legacy Protection Plus
ComFrame	The common framework for the supervision of Internationally Active Insurance Groups	Moody's	Moody's Investor Service, Inc.
Council	Financial Stability Oversight Council	Morningstar	Morningstar, Inc.
DAI	The Prudential Fixed Annuity with Daily Advantage Income Benefit®	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Designated Financial Companies	Non-bank financial companies that are subject to stricter standards and supervision	PBR	Principle-based reserving approach for life insurance products
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
FRB	Board of Governors of the Federal Reserve System	S&P	Standard & Poor's Rating Services
GDPR	The European Union’s General Data Protection Regulation	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
Great-West	Great-West Life & Annuity Insurance Company	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
Generator	Economic Scenario Generator	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Accounting principles generally accepted in the United States of America

Acronyms

ABA	Activities-Based Approach	IAIS	International Association of Insurance Supervisors
ACL	Allowance for Credit Losses	IRA	Individual Retirement Account
AG 43	Actuarial Guideline No. 43	IRS	Internal Revenue Service
ALM	Asset Liability Management	LIBOR	London Inter-Bank Offered Rate
AOCI	Accumulated Other Comprehensive Income	LPP	Legacy Protection Plus
ASC	Accounting Standards Codification	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ASU	Accounting Standards Updates	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AUD	Australian Dollar	MEC	Modified Edowment Contract
BEAT	Base Erosion and Anti-Abuse Tax	MVA	Market Value Adjusted Investment Options
bps	Basis Points	MRB	Market Risk Benefit
CAA	The Consolidated Appropriations Act of 2021	NAIC	National Association of Insurance Commissioners
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CECL	Current Expected Credit Loss	NFA	National Futures Association
CFC	Capital and Finance Committee	NJDOBI	New Jersey Department of Banking and Insurance
CFTC	Commodity Futures Trading Commission	NOLs	Net Operating Losses
CLO	Collateralized Loan Obligation	NPR	Non-Performance Risk
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NY DFS	New York State Department of Financial Services
COVID-19	2019 Novel Coronavirus	OCI	Other Comprehensive Income (Loss)
DAC	Deferred Policy Acquisition Costs	OECD	Organization of Economic Cooperation and Development
DOL	U.S. Department of Labor	OTC	Over-The-Counter
DRD	Dividend Received Deduction	OTTI	Other-Than-Temporary Impairments
DSI	Deferred Sales Inducements	PCAOB	Public Company Accounting Oversight Board
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PDI	Prudential Defined IncomeSM
ERC	Enterprise Risk Committee	PFL	Profits Followed by Losses
ERISA	Employee Retirement Income Security Act	PIIA	The Prudential Immediate Income Annuity
ERM	Enterprise Risk Management	PPACA	The Patient Protection and Affordable Care Act
ESG	Environmental, Social and Governance	PPC	Japan Policyholders Protection Corporation
ETFs	Exchange-traded Funds	PPI	Prudential Premier® Investment Variable Annuity
E.U.	The European Union	QPAMs	Qualified Professional Asset Managers
FANIP	Funding Agreement Notes Issuance Program	RAF	Risk Appetite Framework
FASB	Financial Accounting Standards Board	RBC	Risk-Based Capital
FHLBB	Federal Home Loan Bank of Boston	RICO	Racketeer Influenced and Corrupt Organizations Act
FHLBNY	Federal Home Loan Bank of New York	RILA	Registered Index Linked Annuities
FINRA	Financial Industry Regulatory Authority	ROP	Return of Purchase Payment
FIO	Federal Insurance Office	SEC	Securities and Exchange Commission
FSA	Financial Services Agency	SECURE	Setting Every Community up for Retirement Enhancement Act
FSB	Financial Stability Board	SMR	Solvency Margin Ratio framework
GICs	Guaranteed Investment Contracts	SOFR	Secured Overnight Funding Rate
GILTI	Global Intangible Low-Taxed Income	SVO	Securities Valuation Office
GMAB	Guaranteed Minimum Accumulation Benefits	TBA	To Be Announced
GMDB	Guaranteed Minimum Death Benefits	TDR	Troubled Debt Restructuring
GMIB	Guaranteed Minimum Income Benefits	UCITS	Undertakings for the Collective Investment in Transferable Securities
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	U.K.	The United Kingdom
GMWB	Guaranteed Minimum Withdrawal Benefits	URR	Unearned Revenue Reserve
GSE	Government Sponsored Entities	U.S.	The United States of America
G-SII	Global Systemically Important Insurer	USD	United States Dollar
HDI	Highest Daily Lifetime Income	VIEs	Variable Interest Entities
IMO	Independent Marketing Organizations	VOBA	Value of Business Acquired
IAIG	Internationally Active Insurance Groups

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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 10, 2020 Current Report on Form 8-K.

4.1	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.2	Description of Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s December 31, 2020 Annual Report on Form 10-K.

4.3	Description of 4.125% Junior Subordinated Notes. Incorporated by reference to Exhibit 4.3 to the Registrant's December 31, 2020 Annual Report on Form 10-K.

4.4	Description of 5.625% Junior Subordinated Notes. Incorporated by reference to Exhibit 4.4 to the Registrant's December 31, 2020 Annual Report on Form 10-K.

10.1
Third Amended and Restated Credit Agreement dated as of July 28, 2021, among Prudential Financial, Inc., Prudential Funding, LLC, as Borrowers, The Prudential Insurance Company of America, JPMorgan Chase Bank, N.A., as Administrative Agent and Several L/C Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s July 29, 2021 Current Report on Form 8-K.

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

10.9	Prudential Financial, Inc. 2016 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Registrants December 31, 2017 Annual Report on Form 10-K.*

10.10	Prudential Financial, Inc. 2021 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s August 5, 2021 Quarterly Report on Form 10-Q.*

10.11
Revised Form of Terms and Conditions relating to awards in 2012 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2012 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.12
Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.13
Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.14
Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.15
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.16
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.17
Form of Terms and Conditions relating to awards to executive officers in 2018 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.18
Form of Terms and Conditions relating to awards to executive officers in 2019 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2019 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2019 Current Report on Form 8-K.*

10.19
Form of Terms and Conditions relating to awards to executive officers in 2020 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2020 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2020 Current Report on Form 8-K.*

10.20
Form of Terms and Conditions relating to awards to executive officers in 2021 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2021 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 10, 2021 Current Report on Form 8-K.*

10.21
Form of Terms and Conditions relating to awards to executive officers in 2022 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2022 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 8, 2022 Current Report on Form 8-K.*

10.22
Form of Consent to the addition of the Diversity and Inclusion Goal and the Diversity and Inclusion Performance Modifier to performance shares and performance units awarded to executive officers in 2018. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2018 Quarterly Report on Form 10-Q.*

10.23	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.24
Annual Incentive Payment Criteria for Executive Officers effective for awards in 2022 in respect of 2021. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 8, 2022 Current Report on Form 8-K.*

10.25
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.26
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.27	First Amendment to The Prudential Supplemental Retirement Plan, effective June 30, 2012. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2012 Quarterly Report on Form 10-Q.*

10.28
Second Amendment to The Prudential Supplemental Retirement Plan, effective December 6, 2013. Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2013 Annual Report on Form 10-K.*

10.29	Third Amendment to The Prudential Supplemental Retirement Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.28 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.30
Fourth Amendment to The Prudential Supplemental Retirement Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2018 Quarterly Report on Form 10-Q.*

10.31
Fifth Amendment to The Prudential Supplemental Retirement Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.30 to the Registrant's December 31, 2020 Annual Report on Form 10-K.*

10.32	Sixth Amendment to the Prudential Supplemental Retirement Plan, effective as of May 1, 2021.*

10.33
Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.34
First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.35
Second Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.36
Third Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.37
Fourth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of April 1, 2018. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2018 Quarterly Report on Form 10-Q.*

10.38
Fifth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of February 1, 2020. Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2020 Quarterly Report on Form 10-Q.*

10.39
Sixth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of November 1, 2020. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Quarterly Report on Form 10-Q.*

10.40
Seventh Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.38 to the Registrant's December 31, 2020 Annual Report on Form 10-K*

10.41	Eighth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of May 1, 2021.*

10.42
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

10.48
Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2015 Quarterly Report on Form 10-Q.*

10.49	Prudential Financial, Inc. 2016 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.40 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.50
Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.51
PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.52
First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.53
Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.54	The Prudential Severance Plan (amended and restated as of October 10, 2019). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q.*

10.55
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 2022.

Prudential Financial, Inc.

By:	/S/ Kenneth Y. Tanji
Name:	Kenneth Y. Tanji
Title:	Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2022:

Name	Title
/S/ CHARLES F. LOWREY	Chief Executive Officer, President and Director
Charles F. Lowrey	(Principal Executive Officer)

/S/ KENNETH Y. TANJI	Executive Vice President and Chief Financial Officer
Kenneth Y. Tanji	(Principal Financial Officer)

/S/ ROBERT D. AXEL	Senior Vice President and Controller
Robert D. Axel	(Principal Accounting Officer)

THOMAS J. BALTIMORE, JR.*	Director
Thomas J. Baltimore, Jr.

GILBERT F. CASELLAS*	Director
Gilbert F. Casellas

ROBERT M. FALZON*	Director
Robert M. Falzon

MARTINA HUND-MEJEAN*	Director
Martina Hund-Mejean

WENDY E. JONES*	Director
Wendy E. Jones

KARL J. KRAPEK*	Director
Karl J. Krapek

PETER R. LIGHTE*	Director
Peter R. Lighte

GEORGE PAZ*	Director
George Paz

SANDRA PIANALTO*	Director
Sandra Pianalto

CHRISTINE A. POON*	Director
Christine A. Poon

DOUGLAS A. SCOVANNER*	Director
Douglas A. Scovanner

MICHAEL A. TODMAN*	Director
Michael A. Todman

By:*	/S/ KENNETH Y. TANJI
Attorney-in-fact