Form 10-Q
period 2022-03-31
PRUDENTIAL FINANCIAL INC
filed 2022-05-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
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

As of April 30, 2022, 375 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

Forward-Looking Statements

Certain of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (11) ratings downgrades; (12) market conditions that may adversely affect the sales or persistency of our products; (13) competition; (14) reputational damage; (15) the costs, effects, timing, or success of our plans to execute our strategy; and (16) the integration of Assurance IQ, LLC into our strategy. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of certain risks relating to our businesses and investment in our securities.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2022 and December 31, 2021 (in millions, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2022-$192; 2021-$114) (amortized cost: 2022-$332,640; 2021-$333,459)(1)	$344,957	$372,410
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2022-$4; 2021-$5) (fair value: 2022-$1,679; 2021-$1,803)(1)	1,432	1,514
Fixed maturities, trading, at fair value (amortized cost: 2022-$8,262; 2021-$8,741)(1)	7,724	8,823
Assets supporting experience-rated contractholder liabilities, at fair value	3,184	3,358
Equity securities, at fair value (cost: 2022-$4,872; 2021-$5,815)(1)	7,397	8,574
Commercial mortgage and other loans (net of $121 and $119 allowance for credit losses; includes $241 and $1,263 of loans measured at fair value under the fair value option at March 31, 2022 and December 31, 2021, respectively)(1)	59,304	58,666
Policy loans	10,207	10,386
Other invested assets (net of $2 and $2 allowance for credit losses; includes $7,209 and $8,046 of assets measured at fair value at March 31, 2022 and December 31, 2021, respectively)(1)	21,540	21,833
Short-term investments (net of allowance for credit losses: 2022-$0; 2021-$0)	4,592	6,635
Total investments	460,337	492,199
Cash and cash equivalents(1)	14,086	12,888
Accrued investment income(1)	2,838	2,855
Deferred policy acquisition costs	18,479	18,192
Value of business acquired	714	771
Assets held-for-sale(2)	142,139	153,793
Other assets (net of allowance for credit losses: 2022-$20; 2021-$19)(1)	9,852	10,739
Separate account assets	229,621	246,145
TOTAL ASSETS	$878,066	$937,582
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$284,380	$290,784
Policyholders’ account balances	122,465	122,633
Policyholders’ dividends	5,585	8,731
Securities sold under agreements to repurchase	9,085	10,185
Cash collateral for loaned securities	4,771	4,251
Income taxes	4,501	9,513
Short-term debt	544	722
Long-term debt	19,689	18,622
Liabilities held-for-sale(2)	142,257	151,359
Other liabilities (including allowance for credit losses: 2022-$19; 2021-$21 )(1)	10,230	11,755
Notes issued by consolidated variable interest entities(1)	260	274
Separate account liabilities	229,621	246,145
Total liabilities	833,388	874,974
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both March 31, 2022 and December 31, 2021)	6	6
Additional paid-in capital	25,659	25,732
Common Stock held in treasury, at cost (290,607,225 and 290,018,851 shares at March 31, 2022 and December 31, 2021, respectively)	(22,051)	(21,838)
Accumulated other comprehensive income (loss)	4,205	21,324
Retained earnings	36,159	36,652
Total Prudential Financial, Inc. equity	43,978	61,876
Noncontrolling interests	700	732
Total equity	44,678	62,608
TOTAL LIABILITIES AND EQUITY	$878,066	$937,582
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 1 for details of the assets and liabilities classified as “held-for-sale”.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three Months Ended March 31, 2022 and 2021 (in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUES
Premiums	$7,952	$7,543
Policy charges and fee income	1,459	1,490
Net investment income	4,358	4,382
Asset management and service fees	1,133	1,176
Other income (loss)	(1,371)	282
Realized investment gains (losses), net	(316)	2,079
Total revenues	13,215	16,952
BENEFITS AND EXPENSES
Policyholders’ benefits	8,868	8,110
Interest credited to policyholders’ account balances	169	768
Dividends to policyholders	235	604
Amortization of deferred policy acquisition costs	847	741
General and administrative expenses	3,211	3,315
Total benefits and expenses	13,330	13,538
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(115)	3,414
Total income tax expense (benefit)	(69)	636
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(46)	2,778
Equity in earnings of operating joint ventures, net of taxes	2	26
NET INCOME (LOSS)	(44)	2,804
Less: Income (loss) attributable to noncontrolling interests	(13)	(24)
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(31)	$2,828
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.10)	$7.02
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.10)	$6.98

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2022 and 2021 (in millions)

	Three Months Ended March 31,
	2022	2021
NET INCOME (LOSS)	$(44)	$2,804
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(352)	(681)
Net unrealized investment gains (losses)	(21,770)	(14,128)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	65	96
Total	(22,057)	(14,713)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(4,937)	(3,176)
Other comprehensive income (loss), net of taxes	(17,120)	(11,537)
Comprehensive income (loss)	(17,164)	(8,733)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(14)	(42)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(17,150)	$(8,691)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2022, and 2021 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$6	$25,732	$36,652	$(21,838)	$21,324	$61,876	$732	$62,608
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(21)	(21)
Stock-based compensation programs		(73)		162		89		89
Dividends declared on Common Stock			(462)			(462)		(462)
Comprehensive income:
Net income (loss)			(31)			(31)	(13)	(44)
Other comprehensive income (loss), net of tax					(17,119)	(17,119)	(1)	(17,120)
Total comprehensive income (loss)						(17,150)	(14)	(17,164)
Balance, March 31, 2022	$6	$25,659	$36,159	$(22,051)	$4,205	$43,978	$700	$44,678

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$6	$25,584	$30,749	$(19,652)	$30,738	$67,425	$785	$68,210
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(6)	(6)
Stock-based compensation programs		(5)		149		144		144
Dividends declared on Common Stock			(467)			(467)		(467)
Comprehensive income:
Net income (loss)			2,828			2,828	(24)	2,804
Other comprehensive income (loss), net of tax					(11,519)	(11,519)	(18)	(11,537)
Total comprehensive income (loss)						(8,691)	(42)	(8,733)
Balance, March 31, 2021	$6	$25,579	$33,110	$(19,878)	$19,219	$58,036	$740	$58,776

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (in millions)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(44)	$2,804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	316	(2,079)
Policy charges and fee income	(634)	(589)
Interest credited to policyholders’ account balances	169	768
Depreciation and amortization	18	30
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	972	261
Change in:
Deferred policy acquisition costs	266	48
Future policy benefits and other insurance liabilities	1,404	1,662
Income taxes	(83)	582
Derivatives, net	(3,000)	(5,222)
Other, net	617	(1,562)
Cash flows from (used in) operating activities	1	(3,297)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,240	21,470
Fixed maturities, held-to-maturity	9	11
Fixed maturities, trading	530	2,092
Assets supporting experience-rated contractholder liabilities	9,493	4,859
Equity securities	1,544	938
Commercial mortgage and other loans	1,337	1,834
Policy loans	470	637
Other invested assets	481	684
Short-term investments	10,486	9,504
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(17,000)	(13,166)
Fixed maturities, trading	(59)	(5,220)
Assets supporting experience-rated contractholder liabilities	(9,844)	(5,104)
Equity securities	(563)	(867)
Commercial mortgage and other loans	(1,472)	(1,717)
Policy loans	(285)	(403)
Other invested assets	(703)	(731)
Short-term investments	(7,658)	(7,040)
Derivatives, net	(540)	(1,235)
Other, net	29	(70)
Cash flows from (used in) investing activities	495	6,476
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	7,980	7,836
Policyholders’ account withdrawals	(7,249)	(7,782)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(374)	(337)
Cash dividends paid on Common Stock	(466)	(471)
Net change in financing arrangements (maturities 90 days or less)	5	61
Common Stock acquired	(364)	(359)
Common Stock reissued for exercise of stock options	69	59
Proceeds from the issuance of debt (maturities longer than 90 days)	1,024	64
Repayments of debt (maturities longer than 90 days)	(60)	(117)
Other, net	(139)	376
Cash flows from (used in) financing activities	426	(670)
Effect of foreign exchange rate changes on cash balances	(86)	(213)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	836	2,296
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(1)	(366)	0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	1,202	2,296
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	12,934	13,855
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$14,136	$16,151

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (in millions)

	Three Months Ended March 31,
	2022	2021
HELD-FOR-SALE CLASSIFICATION(1)
Change in assets classified as held-for-sale	$(11,654)	$0
Change in liabilities classified as held-for-sale	(9,102)	0
Change in net assets classified as held-for-sale	$(2,552)	$0

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$222	$127
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$502	$0
Liabilities assumed	505	0
Net cash received	$3	$0

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$14,086	$16,099
Restricted cash and restricted cash equivalents (included in “Other assets”)	50	52
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$14,136	$16,151
__________
(1)See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of March 31, 2022 and December 31, 2021.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Business Dispositions

Prudential Annuities Life Assurance Corporation, Representing a Portion of Individual Annuities’ Traditional Variable Annuity Block of Business

In September 2021, the Company entered into a definitive agreement to sell its equity interest in Prudential Annuities Life Assurance Corporation (“PALAC”), which represents a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC (“Fortitude”). The PALAC block primarily consists of non-New York traditional variable annuities with guaranteed living benefits that were issued prior to 2011, which constitute approximately $30 billion or 18% of Prudential’s total in-force individual annuity account values as of March 31, 2022.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of this block of business as “held-for-sale” while continuing to report its results within the Individual Annuities segment.

On April 1, 2022, the Company completed the sale and generated a transaction value of approximately $2.6 billion, subject to customary post-closing adjustments, which included cash consideration received, net capital released and a tax benefit. The expected gain on sale will be recognized in the second quarter of 2022 as part of adjusted operating income within the Individual Annuities segment.

Full Service Retirement Business

In July 2021, the Company entered into a definitive agreement with Great-West Life & Annuity Insurance Company (“Great-West”) pursuant to which the Company agreed to sell to Great-West the Company’s Full Service Retirement business, primarily through a combination of (i) the sale of all of the outstanding equity interests of certain legal entities, including Prudential Retirement Insurance and Annuity Company (“PRIAC”); (ii) the ceding of certain insurance policies through reinsurance; and (iii) the sale, transfer and/or novation of certain in-scope contracts and brokerage accounts.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of the Full Service Retirement business as “held-for-sale” and has transferred the results of this business to Divested and Run-off Businesses within Corporate and Other operations. All prior period amounts have been restated, which impacts both segment reporting and adjusted operating income, but does not impact results reported under GAAP. The Full Service Retirement business generated a pre-tax loss of $206 million and pre-tax income of $15 million for the three months ended March 31, 2022 and March 31, 2021, respectively. These amounts exclude the impact of overhead costs, retained in the Company’s Corporate and Other operations, that will not be transferred to the buyer or eliminated with the sale.

On April 1, 2022, the Company completed the sale and generated a transaction value of approximately $2.8 billion, subject to customary post-closing adjustments, which included cash consideration received for the sale of PRIAC, ceding commission for the reinsured business and capital available to be released from PICA. Separately, the Company expects to incur approximately $400 million of taxes and transaction related costs. The expected gain on sale will be recognized in the second quarter of 2022 as part of Corporate & Other operations within Divested Businesses and excluded from adjusted operating income.

The tables below reflect the carrying amounts of assets and liabilities held-for-sale related to the dispositions described above, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	Retirement Full Service	Individual Annuities PALAC	Total
	(in millions)
Assets held-for-sale(1):
Fixed maturities, available-for-sale, at fair value(2)(3)	$4,478	$8,283	$12,761
Fixed maturities, trading, at fair value	339	26	365
Assets supporting experience-rated contractholder liabilities, at fair value	18,196	0	18,196
Equity securities	0	201	201
Commercial mortgage and other loans(2)(3)	4,871	0	4,871
Policy loans	0	11	11
Other invested assets	6	116	122
Short-term investments	0	174	174
Cash and cash equivalents	129	1,576	1,705
Accrued investment income	173	60	233
Deferred policy acquisition costs	98	990	1,088
Value of business acquired	183	27	210
Other assets(4)	618	10,904	11,522
Separate account assets	61,254	29,426	90,680
Total assets held-for-sale	$90,345	$51,794	$142,139
Liabilities held-for-sale(1):
Future policy benefits	$111	$3,844	$3,955
Policyholders’ account balances	27,632	11,663	39,295
Cash collateral for loaned securities	0	205	205
Other liabilities	297	7,825	8,122
Separate account liabilities	61,254	29,426	90,680
Total liabilities held-for-sale	$89,294	$52,963	$142,257
__________
(1)Under the terms of the sales agreements, certain of these assets and liabilities held-for-sale may be subject to capital transactions or substituted for other similar items prior to the closing of each transaction.
(2)Approximately $1.7 billion of commercial mortgage and other loans and fixed maturities, available-for-sale, held by PALAC are not classified as held-for-sale as of March 31, 2022. The economics of these assets have been transferred on April 1, 2022 to Fortitude via participation agreements, but the Company has retained legal ownership and control over the participated assets, and Fortitude cannot freely pledge or exchange them. As a result, these assets will continue to be reported on the Company’s Consolidated Statements of Financial Position along with the recognition of an offsetting secured borrowing liability on April 1, 2022.
(3)Includes “Fixed maturities, available-for-sale, at fair value” with an allowance for credit losses of $1 million and “Commercial mortgage and other loans” net of allowance for credit losses of $10 million as of March 31, 2022, respectively.
(4)Includes $455 million of goodwill associated with the Retirement Full Service business as of March 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
(2)Includes “Fixed maturities, available-for-sale, at fair value” with an allowance for credit losses of $1 million and “Commercial mortgage and other loans” net of allowance for credit losses of $15 million as of December 31, 2021, respectively.
(3)Includes $455 million of goodwill associated with the Retirement Full Service business as of December 31, 2021.

The Prudential Life Insurance Company of Taiwan Inc.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $100 million as of March 31, 2022. The fair value of the contingent consideration is tied to the level of yields for the 10-year Taiwanese Government bond for two years after the signing of the transaction and can result in a maximum payout of $100 million if yields increase by 40 basis points. In connection with the transaction, the Company recognized a liability with a fair value of approximately $34 million as of March 31, 2022, representing its financial guarantee of certain insurance obligations of POT.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of March 31, 2022 — ASU 2018-12

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

The Company has an established governance framework to manage the implementation of the standard. The Company’s implementation efforts continue to progress including, but not limited to, implementing refinements to key accounting policy decisions, modifications to actuarial valuation models, updates to data sourcing capabilities, automation of key financial reporting and analytical processes and updates to internal control over financial reporting.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. While the magnitude of impacts is still being assessed, the Company expects the standard to result in a significant decrease to “Total equity”, primarily from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date through “Accumulated other comprehensive income (loss)”. The standard also requires a significant increase in disclosures. In addition to the significant impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

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

As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. The Company expects a decrease to AOCI as a result of remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates as of the adoption date.

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
Other ASU issued but not yet adopted as of March 31, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure
This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20.
This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.

January 1, 2023 using the prospective method with an option to apply a modified retrospective transition method for the recognition and measurement of TDRs which will include a cumulative effect adjustment on the balance sheet in the period of adoption. Early adoption is permitted beginning January 1, 2022, including adoption in an interim period provided guidance is applied as of the beginning of the year.
The Company does not expect the adoption of the ASU to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,801	$3,332	$654	$0	$28,479
Obligations of U.S. states and their political subdivisions	10,680	847	158	0	11,369
Foreign government bonds	80,210	8,708	1,342	12	87,564
U.S. public corporate securities	100,110	5,551	3,333	11	102,317
U.S. private corporate securities(2)	35,590	1,053	945	81	35,617
Foreign public corporate securities	24,701	1,284	626	16	25,343
Foreign private corporate securities	29,066	428	1,541	72	27,881
Asset-backed securities(3)	11,403	127	94	0	11,436
Commercial mortgage-backed securities	12,376	103	230	0	12,249
Residential mortgage-backed securities(4)	2,703	59	60	0	2,702
Total fixed maturities, available-for-sale(1)(2)	$332,640	$21,492	$8,983	$192	$344,957

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$789	$191	$0	$980	$0	$789
Foreign public corporate securities	464	41	0	505	4	460
Foreign private corporate securities	8	0	0	8	0	8
Residential mortgage-backed securities(4)	175	11	0	186	0	175
Total fixed maturities, held-to-maturity(5)	$1,436	$243	$0	$1,679	$4	$1,432
__________
(1)Excludes “Assets held-for-sale” with amortized cost of $13,142 million, fair value of $12,761 million, unrealized gains of $143 million, unrealized losses of $523 million and allowance for credit losses of $1 million. See Note 1 for additional information.
(2)Excludes notes with amortized cost of $6,041 million (fair value, $6,041 million), which have been offset with the associated debt under a netting agreement.
(3)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans, home equity loans and other asset types.
(4)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(5)Excludes notes with amortized cost of $4,750 million (fair value, $4,882 million), which have been offset with the associated debt under a netting agreement.

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
__________
(1)Excludes “Assets held-for-sale” with amortized cost of $13,145 million, fair value of $13,569 million, unrealized gains of $572 million, unrealized losses of $147 million and allowance for credit losses of $1 million . See Note 1 for additional information.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$8,898	$635	$94	$19	$8,992	$654
Obligations of U.S. states and their political subdivisions	1,545	143	73	15	1,618	158
Foreign government bonds	15,209	692	5,897	649	21,106	1,341
U.S. public corporate securities	34,698	2,808	2,891	503	37,589	3,311
U.S. private corporate securities	16,293	773	1,408	172	17,701	945
Foreign public corporate securities	7,395	486	1,121	132	8,516	618
Foreign private corporate securities	17,158	1,255	1,777	286	18,935	1,541
Asset-backed securities	9,084	90	536	4	9,620	94
Commercial mortgage-backed securities	6,854	197	314	33	7,168	230
Residential mortgage-backed securities	1,073	16	423	43	1,496	59
Total fixed maturities, available-for-sale(1)	$118,207	$7,095	$14,534	$1,856	$132,741	$8,951
__________
(1)Excludes “Assets held-for-sale” with fair value of $8,613 million and gross unrealized losses of $523 million. See Note 1 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of March 31, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $7,948 million and $1,242 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1,003 million and $463 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2022, the $1,856 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities and foreign government securities. As of December 31, 2021, the $755 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, utility and finance sectors within corporate securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2022
	Available-for-Sale(1)		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$12,377	$12,666	$0	$0
Due after one year through five years	51,863	53,279	460	504
Due after five years through ten years	63,715	65,633	27	29
Due after ten years(2)	178,203	186,992	770	960
Asset-backed securities	11,403	11,436	0	0
Commercial mortgage-backed securities	12,376	12,249	0	0
Residential mortgage-backed securities	2,703	2,702	175	186
Total	$332,640	$344,957	$1,432	$1,679
__________
(1)Excludes “Assets held-for-sale” with amortized cost of $13,142 million and fair value of $12,761 million. See Note 1 for additional information.
(2)Excludes available-for-sale notes with amortized cost of $6,041 million (fair value, $6,041 million) and held-to-maturity notes with amortized cost of $4,750 million (fair value, $4,882 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2022	2021
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$9,083	$14,690
Proceeds from maturities/prepayments	5,305	6,894
Gross investment gains from sales and maturities	242	1,603
Gross investment losses from sales and maturities	(570)	(389)
Write-downs recognized in earnings(2)	(6)	0
(Addition to) release of allowance for credit losses	(77)	2
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$9	$12
(Addition to) release of allowance for credit losses	0	2
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(148) million and $(114) million for the three months ended March 31, 2022 and 2021, respectively.
(2)Amounts represent write-downs on credit adverse securities, write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $1 million and less than $(1) million for the three months ended March 31, 2022 and 2021, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$7	$107	$0	$0	$0	$114
Additions to allowance for credit losses not previously recorded	0	10	62	0	0	0	72
Reductions for securities sold during the period	0	(2)	(28)	0	0	0	(30)
Reductions for securities with intent to sell	0	(4)	0	0	0	0	(4)
Additions (reductions) on securities with previous allowance	0	1	38	0	0	0	39
Reclassified to “Assets held-for sale"(1)	0	0	1	0	0	0	1
Balance, end of period	$0	$12	$180	$0	$0	$0	$192
__________
(1)See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	0	31	0	0	0	31
Reductions for securities sold during the period	0	0	(26)	0	0	0	(26)
Additions (reductions) on securities with previous allowance	0	0	(6)	0	(1)	0	(7)
Balance, end of period	$0	$0	$122	$0	$9	$0	$131

	Three Months Ended March 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$5	$0	$0	$0	$5
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$4	$0	$0	$0	$4

	Three Months Ended March 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current-period allowance for expected credit losses	0	0	(2)	0	0	0	(2)
Balance, end of period	$0	$0	$7	$0	$0	$0	$7

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

For the three months ended March 31, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the communications, utility and foreign agency sectors within corporate

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
securities due to adverse projected cash flows. For the three months ended March 31, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to public corporate securities within the energy sector, partially offset by an addition to the allowance for private corporate securities within the energy, utility and consumer cyclical sectors.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of March 31, 2022 or December 31, 2021.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	March 31, 2022				December 31, 2021
			Assets Held-for-Sale(1)				Assets Held-for-Sale(1)
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$142	$142	$30	$30	$786	$786
Fixed maturities:
Corporate securities	101	101	12,877	12,528	101	103	12,112	12,463
Commercial mortgage-backed securities	0	0	2,045	1,997	0	0	1,799	1,830
Residential mortgage-backed securities(2)	0	0	618	612	0	0	658	683
Asset-backed securities(3)	0	0	2,148	2,125	0	0	2,079	2,093
Foreign government bonds	749	737	213	200	761	761	240	237
U.S. government authorities and agencies and obligations of U.S. states	181	192	262	295	182	193	344	400
Total fixed maturities(4)	1,031	1,030	18,163	17,757	1,044	1,057	17,232	17,706
Equity securities	1,719	2,154	328	297	1,787	2,271	328	326
Total assets supporting experience-rated contractholder liabilities(5)	$2,750	$3,184	$18,633	$18,196	$2,861	$3,358	$18,346	$18,818
__________
(1)See Note 1 for additional information.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value, including “Assets held-for-sale” were $1,669 million and $1,607 million as of March 31, 2022 and December 31, 2021, respectively, all of which were rated AA or higher.
(4)As a percentage of amortized cost, 97% of the portfolio including “Assets held-for-sale” was considered high or highest quality based on NAIC or equivalent ratings, as of both March 31, 2022 and December 31, 2021, respectively.
(5)As a percentage of amortized cost, 95% of the portfolio including “Assets held-for-sale” consisted of public securities as of both March 31, 2022 and December 31, 2021.
The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities including “Assets held-for-sale” still held at period end, recorded within “Other income (loss),” was $(972) million and $(459) million during the three months ended March 31, 2022 and 2021, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, including “Assets held-for-sale” recorded within “Other income (loss),” was $(257) million and $352 million during the three months ended March 31, 2022 and 2021, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$69,811	$76,758	$73,681	$83,382
Fixed maturities, held-to-maturity	769	954	812	1,026
Fixed maturities, trading	22	22	23	23
Assets supporting experience-rated contractholder liabilities	1,071	1,030	983	977
Total	$71,673	$78,764	$75,499	$85,408

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2022		December 31, 2021
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$10,388	17.7%	$10,225	17.6%
Retail	6,427	10.9	6,779	11.7
Apartments/Multi-Family	16,198	27.5	16,742	28.8
Industrial	13,775	23.5	13,009	22.4
Hospitality	1,817	3.1	1,876	3.2
Other	4,091	7.0	3,936	6.8
Total commercial mortgage loans	52,696	89.7	52,567	90.5
Agricultural property loans	6,020	10.3	5,520	9.5
Total commercial mortgage and agricultural property loans	58,716	100.0%	58,087	100.0%
Allowance for credit losses	(117)		(115)
Total net commercial mortgage and agricultural property loans	58,599		57,972
Other loans:
Uncollateralized loans	533		561
Residential property loans	59		67
Other collateralized loans	117		70
Total other loans	709		698
Allowance for credit losses	(4)		(4)
Total net other loans	705		694
Total net commercial mortgage and other loans(1)(2)	$59,304		$58,666
__________
(1)Excludes “Assets held-for-sale” of $4,871 million net of allowance for credit losses of $10 million and $6,565 million net of allowance for credit losses of $15 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of March 31, 2022 and December 31, 2021, the net carrying value of these loans were $241 million and $1,263 million, respectively.

As of March 31, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (30%), Texas (8%) and New York (6%) and included loans secured by properties in Europe (7%), Asia (2%) and Australia (1%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$111	$4	$0	$0	$4	$119
Addition to (release of) allowance for expected losses	(4)	0	0	0	0	(4)
Reclassified (to) from “Assets held-for-sale”(1)	6	0	0	0	0	6
Allowance, end of period	$113	$4	$0	$0	$4	$121
_________
(1)See Note 1 for additional information.

	Three Months Ended March 31, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$218	$9	$0	$3	$5	$235
Addition to (release of) allowance for expected losses	(9)	(1)	0	0	0	(10)
Other	0	0	0	(1)	0	(1)
Allowance, end of period	$209	$8	$0	$2	$5	$224

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

For the three months ended March 31, 2022, the allowance for credit losses on commercial mortgage and other loans was relatively unchanged. For the three months ended March 31, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total(1)
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$38	$1,187	$466	$2,474	$3,317	$16,753	$0	$24,235
60%-69.99%	389	3,474	2,012	4,309	3,574	5,375	0	19,133
70%-79.99%	523	1,934	1,293	1,151	996	2,728	0	8,625
80% or greater	2	29	39	7	61	565	0	703
Total	$952	$6,624	$3,810	$7,941	$7,948	$25,421	$0	$52,696
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$952	$6,407	$3,515	$6,852	$7,363	$20,885	$0	$45,974
1.0 - 1.2x	0	217	153	665	485	2,249	0	3,769
Less than 1.0x	0	0	142	424	100	2,287	0	2,953
Total	$952	$6,624	$3,810	$7,941	$7,948	$25,421	$0	$52,696
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$574	$2,040	$884	$491	$322	$1,490	$79	$5,880
60%-69.99%	8	50	8	33	37	0	0	136
70%-79.99%	4	0	0	0	0	0	0	4
80% or greater	0	0	0	0	0	0	0	0
Total	$586	$2,090	$892	$524	$359	$1,490	$79	$6,020
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$586	$2,047	$867	$513	$352	$1,370	$79	$5,814
1.0 - 1.2x	0	43	25	10	1	63	0	142
Less than 1.0x	0	0	0	1	6	57	0	64
Total	$586	$2,090	$892	$524	$359	$1,490	$79	$6,020
__________
(1)Excludes “Assets held-for-sale” of $4,881 million. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total(1)
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$1,287	$467	$2,459	$3,211	$3,072	$14,011	$0	$24,507
60%-69.99%	3,101	1,941	4,124	3,631	1,356	4,161	0	18,314
70%-79.99%	2,497	1,207	1,327	1,059	631	2,108	0	8,829
80% or greater	184	39	7	62	50	575	0	917
Total	$7,069	$3,654	$7,917	$7,963	$5,109	$20,855	$0	$52,567
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$6,803	$3,356	$6,828	$7,384	$4,445	$16,864	$0	$45,680
1.0 - 1.2x	266	154	662	478	234	2,069	0	3,863
Less than 1.0x	0	144	427	101	430	1,922	0	3,024
Total	$7,069	$3,654	$7,917	$7,963	$5,109	$20,855	$0	$52,567
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$1,958	$887	$494	$334	$370	$1,226	$80	$5,349
60%-69.99%	92	5	29	37	0	0	0	163
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	3	5	0	0	0	0	8
Total	$2,050	$895	$528	$371	$370	$1,226	$80	$5,520
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$2,007	$870	$517	$364	$312	$1,121	$80	$5,271
1.0 - 1.2x	43	25	10	1	58	41	0	178
Less than 1.0x	0	0	1	6	0	64	0	71
Total	$2,050	$895	$528	$371	$370	$1,226	$80	$5,520
__________
(1)Excludes “Assets held-for-sale” of $6,580 million. See Note 1 for additional information.

For additional information about the Company’s commercial mortgage and other loans credit quality monitoring process, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$52,685	$9	$0	$2	$11	$52,696	$2
Agricultural property loans	6,011	7	2	0	9	6,020	15
Residential property loans	58	1	0	0	1	59	0
Other collateralized loans	117	0	0	0	0	117	0
Uncollateralized loans	533	0	0	0	0	533	0
Total(3)	$59,404	$17	$2	$2	$21	$59,425	$17

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

__________
(1)As of March 31, 2022, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(3)Excludes “Assets held-for-sale” of $4,881 million. See Note 1 for additional information.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(3)Excludes “Assets held-for-sale” of $6,580 million. See Note 1 for additional information.

Loans on non-accrual status recognized interest income of less than $1 million for both the three months ended March 31, 2022 and 2021. Loans on non-accrual status that did not have a related allowance for credit losses were $15 million as of both March 31, 2022 and December 31, 2021.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2022 and December 31, 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$6,970	$6,509
Hedge funds	2,843	2,797
Real estate-related	2,527	2,370
Subtotal equity method	12,340	11,676
Fair value:
Private equity	1,773	1,852
Hedge funds	1,992	2,119
Real estate-related	331	319
Subtotal fair value	4,096	4,290
Total LPs/LLCs	16,436	15,966
Real estate held through direct ownership(1)	1,816	1,789
Derivative instruments	2,622	3,280
Other(2)	666	798
Total other invested assets(3)	$21,540	$21,833
_________
(1)As of March 31, 2022 and December 31, 2021, real estate held through direct ownership had mortgage debt of $303 million and $274 million, respectively.
(2)Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding the Company’s holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(3)Excludes “Assets held-for-sale” of $122 million and $104 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
Fixed maturities	$2,371	$2,398
Equity securities	10	5
Commercial mortgage and other loans	183	175
Policy loans	248	253
Other invested assets	21	22
Short-term investments and cash equivalents	5	2
Total accrued investment income(1)	$2,838	$2,855
__________
(1)Excludes “Assets held-for-sale” of $233 million and $221 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

Write-downs on accrued investment income were $1 million and less than $1 million for the three months ended March 31, 2022 and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Fixed maturities, available-for-sale(1)	$2,969	$2,999
Fixed maturities, held-to-maturity(1)	54	58
Fixed maturities, trading	62	24
Assets supporting experience-rated contractholder liabilities	135	159
Equity securities	26	23
Commercial mortgage and other loans	588	617
Policy loans	125	145
Other invested assets	555	516
Short-term investments and cash equivalents	17	10
Gross investment income	4,531	4,551
Less: investment expenses	(173)	(169)
Net investment income	$4,358	$4,382
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Fixed maturities(1)	$(411)	$1,216
Commercial mortgage and other loans	15	30
Investment real estate	6	52
LPs/LLCs	(12)	0
Derivatives	90	775
Other	(4)	6
Realized investment gains (losses), net	$(316)	$2,079
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
Fixed maturity securities, available-for-sale with an allowance(1)	$8	$23
Fixed maturity securities, available-for-sale without an allowance(1)	12,121	39,467
Derivatives designated as cash flow hedges(2)	1,155	1,019
Derivatives designated as fair value hedges(2)	(24)	(35)
Other investments(3)	(13)	(7)
Net unrealized gains (losses) on investments	$13,247	$40,467
__________
(1)Includes net unrealized gains (losses) of $(380) million and $425 million on “Assets held-for-sale” as of March 31, 2022 and December 31, 2021, respectively.
(2)For additional information on cash flow and fair value hedges, see Note 5.
(3)As of March 31, 2022 there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	March 31, 2022				December 31, 2021
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,863	$672	$250	$8,785	$9,044	$0	$438	$9,482
Commercial mortgage-backed securities	104	0	0	104	486	0	0	486
Residential mortgage-backed securities	196	0	0	196	217	0	0	217
Total securities sold under agreements to repurchase	$8,163	$672	$250	$9,085	$9,747	$0	$438	$10,185
.
The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022			December 31, 2021
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	76	0	76	84	0	84
Foreign government bonds	365	0	365	205	0	205
U.S. public corporate securities	3,373	0	3,373	2,834	0	2,834
Foreign public corporate securities	853	0	853	643	0	643
Equity securities	103	0	103	484	0	484
Total cash collateral for loaned securities(1)(2)	$4,771	$0	$4,771	$4,251	$0	$4,251
__________
(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.
(2)Excludes "Liabilities held-for-sale" of $205 million and $0 million as of March 31, 2022 and December 31, 2021, respectively.

4. VARIABLE INTEREST ENTITIES

In the normal course of its activities, the Company enters into relationships with various special-purpose entities and other entities that are deemed to be variable interest entities (“VIEs”). For additional information, see Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Consolidated Variable Interest Entities

The table below reflects the carrying amount and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise obligations under debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the VIEs.

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Fixed maturities, available-for-sale	$189	$200	$246	$262
Fixed maturities, held-to-maturity	8	9	750	790
Fixed maturities, trading	156	178	0	0
Equity securities	103	79	0	0
Commercial mortgage and other loans	891	915	0	0
Other invested assets	2,947	2,846	124	138
Cash and cash equivalents	97	128	0	0
Accrued investment income	1	1	3	3
Other assets	433	499	782	785
Total assets of consolidated VIEs	$4,825	$4,855	$1,905	$1,978
Other liabilities	$425	$505	$0	$2
Notes issued by consolidated VIEs(2)	260	274	0	0
Total liabilities of consolidated VIEs	$685	$779	$0	$2
 __________
(1)Total assets of consolidated VIEs reflect $2,952 million and $2,885 million as of March 31, 2022 and December 31, 2021, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of March 31, 2022, the maturity of this obligation was within 3 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $931 million and $997 million at March 31, 2022 and December 31, 2021, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities, excluding “Assets held-for-sale,” was $16,436 million and $15,966 million as of March 31, 2022 and December 31, 2021, respectively.

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

For detailed information on these contracts and the related strategies, see Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $2,612 million and $3,266 million as of March 31, 2022 and December 31, 2021, respectively, and total derivative liabilities of $1,417 million and $2,278 million as of March 31, 2022 and December 31, 2021, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	March 31, 2022			December 31, 2021
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,769	$493	$(81)	$3,591	$805	$(69)
Interest Rate Forwards	397	0	(14)	248	15	(2)
Foreign Currency
Foreign Currency Forwards	4,975	63	(161)	4,789	62	(107)
Currency/Interest Rate
Foreign Currency Swaps	24,436	1,489	(297)	21,272	1,151	(193)
Total Derivatives Designated as Hedge Accounting Instruments	$33,577	$2,045	$(553)	$29,900	$2,033	$(371)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$193,041	$7,357	$(13,292)	$196,124	$10,515	$(14,430)
Interest Rate Futures	17,206	58	(16)	17,429	76	(9)
Interest Rate Options	16,728	608	(301)	15,353	710	(265)
Interest Rate Forwards	3,775	19	(74)	4,709	41	(11)
Foreign Currency
Foreign Currency Forwards	31,456	1,296	(1,602)	28,235	1,046	(1,209)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	12,058	859	(246)	12,683	751	(216)
Credit
Credit Default Swaps	7,167	103	(6)	3,489	128	(1)
Equity
Equity Futures	4,884	3	(69)	6,178	1	(10)
Equity Options	25,070	244	(312)	60,057	2,065	(2,640)
Total Return Swaps	12,746	127	(202)	13,850	49	(430)
Other
Other(1)	1,252	0	0	1,255	0	0
Synthetic GICs	82,719	1	0	81,984	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$408,102	$10,675	$(16,120)	$441,346	$15,383	$(19,221)
Total Derivatives(2)(3)(4)	$441,679	$12,720	$(16,673)	$471,246	$17,416	$(19,592)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $9,857 million and $10,245 million as of March 31, 2022 and December 31, 2021, respectively, primarily included in “Future policy benefits.”
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.
(4)Excludes “Assets held-for-sale” with fair value of $950 million and $1,643 million as of March 31, 2022 and December 31, 2021, respectively, and “Liabilities held-for-sale” with fair value of $1,423 million and $1,503 million as of March 31, 2022 and December 31, 2021, respectively, with outstanding gross notional amounts of $37,989 million and $41,179 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of March 31, 2022, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	March 31, 2022		December 31, 2021
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$586	$72	$641	$63
Commercial mortgage and other loans	$7	$0	$17	$1
Policyholders’ account balances	$(1,420)	$(24)	$(1,552)	$(170)
Future policy benefits	$(2,784)	$(64)	$(3,001)	$(279)
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

	March 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:(2)
Derivatives	$12,589	$(10,108)	$2,481	$(432)	$2,049
Securities purchased under agreement to resell	317	0	317	(317)	0
Total assets	$12,906	$(10,108)	$2,798	$(749)	$2,049
Offsetting of Financial Liabilities:(2)
Derivatives	$16,672	$(15,256)	$1,416	$(1,317)	$99
Securities sold under agreement to repurchase	9,085	0	9,085	(8,981)	104
Total liabilities	$25,757	$(15,256)	$10,501	$(10,298)	$203

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:(2)
Derivatives	$17,272	$(14,150)	$3,122	$(802)	$2,320
Securities purchased under agreement to resell	704	0	704	(704)	0
Total assets	$17,976	$(14,150)	$3,826	$(1,506)	$2,320
Offsetting of Financial Liabilities:(2)
Derivatives	$19,587	$(17,314)	$2,273	$(797)	$1,476
Securities sold under agreement to repurchase	10,185	0	10,185	(9,699)	486
Total liabilities	$29,772	$(17,314)	$12,458	$(10,496)	$1,962
__________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.
(2)Excludes “Assets held-for-sale” with fair value of $950 million and $1,643 million as of March 31, 2022 and December 31, 2021, respectively, and “Liabilities held-for-sale” with fair value of $1,423 million and $1,503 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended March 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$15	$(2)	$0	$0	$(141)	$(158)	$0
Currency	(25)	0	0	0	0	(56)	0
Total gains (losses) on derivatives designated as hedge instruments	(10)	(2)	0	0	(141)	(214)	0
Gains (losses) on the hedged item:
Interest Rate	(15)	4	0	0	147	160	0
Currency	25	3	0	0	0	53	0
Total gains (losses) on hedged item	10	7	0	0	147	213	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(2)	11
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	(2)	11
Total gains (losses) on fair value hedges net of hedged item	0	5	0	0	6	(3)	11
Cash flow hedges
Interest Rate	(5)	1	0	0	0	0	(58)
Currency	1	0	0	0	0	0	30
Currency/Interest Rate	6	69	79	0	0	0	164
Total gains (losses) on cash flow hedges	2	70	79	0	0	0	136
Net investment hedges
Currency	0	0	0	0	0	0	(12)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	(12)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,605)	0	0	0	0	0	0
Currency	(209)	0	(1)	0	0	0	0
Currency/Interest Rate	140	0	1	0	0	0	0
Credit	(37)	0	0	0	0	0	0
Equity	476	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	3,325	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	91	0	0	0	0	0	0
Total	$93	$75	$79	$0	$6	$(3)	$135

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
__________
(1)Excluding changes related to net investment hedges using non-derivative instruments of $30 million for the three months ended March 31, 2022, and $11 million for the three months ended March 31, 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2021	$1,019
Amount recorded in AOCI:
Interest Rate	(62)
Currency	31
Currency/Interest Rate	318
Total amount recorded in AOCI	287
Amount reclassified from AOCI to income:
Interest Rate	4
Currency	(1)
Currency/Interest Rate	(154)
Total amount reclassified from AOCI to income	(151)
Balance, March 31, 2022	$1,155

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2022 values, it is estimated that a pre-tax gain of approximately $275 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2023.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of future cash flows from forecasted transactions denominated in foreign currencies, the purchases of invested assets, and the receipt or payment of variable interest on existing financial instruments. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is 29 years.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $18 million for the three months ended March 31, 2022 and $11 million for the three months ended March 31, 2021.

Credit Derivatives

The following table provides a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 25 years for Index Reference.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total(3)
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	5,810	72	0	0	0	0	415	27	6,274	99
Total	$49	$0	$0	$0	$5,810	$72	$0	$0	$0	$0	$415	$27	$6,274	$99

	December 31, 2021
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total(3)
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	2,397	41	0	0	0	0	928	87	3,374	128
Total	$49	$0	$0	$0	$2,397	$41	$0	$0	$0	$0	$928	$87	$3,374	$128
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
(3)Excludes “Assets held-for-sale” with fair value of $4 million as of March 31, 2022 and $54 million as of December 31, 2021 and “Liabilities held-for-sale” with fair value of $0 million for both March 31, 2022 and December 31, 2021, respectively, with outstanding notional amounts of $75 million and $1,971 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2022 and December 31, 2021, the Company had $893 million and $115 million of outstanding notional amounts and reported at fair value as a liability of $2 million and $1 million, respectively.

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

As of March 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

For a discussion of Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2022(1)
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$28,479	$0	$	$28,479
Obligations of U.S. states and their political subdivisions	0	11,361	8		11,369
Foreign government bonds	0	87,554	10		87,564
U.S. corporate public securities	0	102,245	72		102,317
U.S. corporate private securities(3)	0	33,624	1,993		35,617
Foreign corporate public securities	0	25,240	103		25,343
Foreign corporate private securities	0	25,044	2,837		27,881
Asset-backed securities(4)	0	11,185	251		11,436
Commercial mortgage-backed securities	0	11,057	1,192		12,249
Residential mortgage-backed securities	0	2,393	309		2,702
Subtotal	0	338,182	6,775		344,957
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	192	0		192
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	737	0		737
Corporate securities	0	101	0		101
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	845	1,309	0		2,154
All other(5)	0	0	0		0
Subtotal	845	2,339	0		3,184
Fixed maturities, trading	0	7,346	378		7,724
Equity securities	5,031	1,390	772		7,193
Commercial mortgage and other loans	0	241	0		241
Other invested assets(6)	250	12,467	504	(10,108)	3,113
Short-term investments	73	3,265	213		3,551
Cash equivalents	407	5,858	2		6,267
Other assets	0	0	207		207
Separate account assets(7)(8)	11,779	190,253	1,254		203,286
Total assets	$18,385	$561,341	$10,105	$(10,108)	$579,723
Future policy benefits(9)	$0	$0	$6,982	$	$6,982
Policyholders’ account balances	0	0	1,402		1,402
Other liabilities	132	16,167	0	(15,256)	1,043
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$132	$16,167	$8,384	$(15,256)	$9,427

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021(1)
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$32,158	$0	$	$32,158
Obligations of U.S. states and their political subdivisions	0	12,210	8		12,218
Foreign government bonds	0	94,659	10		94,669
U.S. corporate public securities	0	112,073	82		112,155
U.S. corporate private securities(3)	0	35,344	2,038		37,382
Foreign corporate public securities	0	27,184	125		27,309
Foreign corporate private securities	0	25,966	3,071		29,037
Asset-backed securities(4)	0	11,200	325		11,525
Commercial mortgage-backed securities	0	11,763	1,336		13,099
Residential mortgage-backed securities	0	2,533	325		2,858
Subtotal	0	365,090	7,320		372,410
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	193	0		193
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	761	0		761
Corporate securities	0	103	0		103
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	862	1,409	0		2,271
All other(5)	2	18	0		20
Subtotal	864	2,484	0		3,348
Fixed maturities, trading	0	8,402	421		8,823
Equity securities	7,386	192	799		8,377
Commercial mortgage and other loans	0	1,263	0		1,263
Other invested assets(6)	409	17,004	493	(14,150)	3,756
Short-term investments	1,199	4,114	330		5,643
Cash equivalents	753	4,436	70		5,259
Other assets	0	0	164		164
Separate account assets(7)(8)	12,305	206,383	1,283		219,971
Total assets	$22,916	$609,368	$10,880	$(14,150)	$629,014
Future policy benefits(9)	$0	$0	$9,068	$	$9,068
Policyholders’ account balances	0	0	1,436		1,436
Other liabilities	33	19,141	0	(17,314)	1,860
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$33	$19,141	$10,504	$(17,314)	$12,364
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $118,458 million and $129,579 million, “Liabilities held-for-sale” of $5,381 million and $6,214 million as of March 31, 2022 and December 31, 2021, respectively. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 for additional information.
(2)“Netting” amounts represent cash collateral of $(5,148) million and $(3,164) million as of March 31, 2022 and December 31, 2021, respectively.
(3)Excludes notes with fair value of $6,041 million (carrying amount of $6,041 million) and $5,995 million (carrying amount of $5,941 million) as of March 31, 2022 and December 31, 2021, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(5)All other represents cash equivalents and short-term investments.
(6)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of March 31, 2022 and December 31, 2021, the fair values of such investments were $4,096 million and $4,290 million respectively.
(7)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of March 31, 2022 and December 31, 2021, the fair value of such investments was $26,335 million and $26,174 million, respectively.
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
(9)As of March 31, 2022, the net embedded derivative liability position of $6,984 million includes $634 million of embedded derivatives in an asset position and $7,618 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $9,069 million includes $611 million of embedded derivatives in an asset position and $9,680 million of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,526	Discounted cash flow	Discount rate	0.31%	20%	5.82%	Decrease
		Market comparables	EBITDA multiples(4)	2.2X	15.0X	9.0X	Increase
		Liquidation	Liquidation value	11.86%	66.06%	56.97%	Increase
Equity securities	$333	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	7.5X	3.9X	Increase
		Net Asset Value	Share price	$1	$1	$0	Increase
Separate account assets-commercial mortgage loans(6)	$141	Discounted cash flow	Spread	1.15%	1.95%	1.31%	Decrease
Liabilities:
Future policy benefits(7)	$6,982	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.20%	1.52%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$1,402	Discounted cash flow	Lapse rate(9)	1%	6%		Decrease
			Spread over LIBOR(10)	0.20%	1.52%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	14%	29%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,800	Discounted cash flow	Discount rate	0.31%	20%	5.00%	Decrease
		Market comparables	EBITDA multiples(4)	4.1X	19.2X	8.9X	Increase
		Liquidation	Liquidation value	11.31%	62.58%	55.57%	Increase
Equity securities	$277	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$1	$1,498	$594	Increase
Separate account assets-commercial mortgage loans(6)	$150	Discounted cash flow	Spread	1.05%	1.98%	1.18%	Decrease
Liabilities:
Future policy benefits(7)	$9,068	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(8)	$1,436	Discounted cash flow	Lapse rate(9)	1%	6%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	12%	27%		Increase
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
U.S. states	8	0	0	0	0	0	0	0	0	8	0
Foreign government	10	0	0	0	0	0	0	0	0	10	0
Corporate securities(3)	5,316	(382)	244	(24)	0	(147)	(10)	8	0	5,005	(373)
Structured securities(4)	1,986	(145)	85	(17)	0	(20)	(3)	6	(140)	1,752	(146)
Assets supporting experience-rated contractholder liabilities:
Foreign government	0	0	0	0	0	0	0	0	0	0	0
Corporate securities(3)	0	0	0	0	0	0	0	0	0	0	0
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	421	(12)	10	(29)	0	(16)	4	0	0	378	(12)
Equity securities	799	22	11	(122)	0	(2)	(9)	73	0	772	(1)
Other invested assets	493	7	21	(17)	0	0	0	0	0	504	7
Short-term investments	330	0	1	0	0	(118)	0	0	0	213	0
Cash equivalents	70	(2)	7	0	0	(73)	0	0	0	2	(2)
Other assets	164	(44)	13	0	0	(2)	76	0	0	207	(45)
Separate account assets(5)	1,283	(46)	32	(11)	0	(3)	(1)	0	0	1,254	(48)
Liabilities:
Future policy benefits	(9,068)	2,350	0	0	(263)	0	0	0	(1)	(6,982)	1,575
Policyholders’ account balances(6)	(1,436)	167	0	0	(133)	0	0	0	0	(1,402)	493
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(76)	$0	$0	$(453)	$2	$(79)	$0	$0	$(440)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	0	(12)	0	0	0	0	(12)	0	0
Equity securities	0	22	0	0	0	0	(1)	0	0
Other invested assets	(3)	10	0	0	0	(3)	10	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	(2)	0	0	0	0	(2)	0	0	0
Other assets	(44)	0	0	0	0	(45)	0	0	0
Separate account assets(5)	0	0	(47)	0	1	0	0	(48)	0
Liabilities:
Future policy benefits	2,350	0	0	0	0	1,575	0	0	0
Policyholders’ account balances	167	0	0	0	0	493	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$0	$150	$0
U.S. states	4	0	0	0	0	0	0	0	0	4	0
Foreign government	11	0	0	0	0	0	0	0	0	11	0
Corporate securities(3)	5,335	(345)	243	0	0	(177)	2	219	0	5,277	(361)
Structured securities(4)	543	19	219	0	0	(74)	12	311	(200)	830	19
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	0	0	0	0	0	0	19	0
Corporate securities(3)	482	(7)	14	0	0	(19)	0	68	0	538	(14)
Structured securities(4)	114	(3)	137	0	0	(11)	0	0	(18)	219	(3)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	0	0	0	0	0	0	0	20	0
Other assets:
Fixed maturities, trading	243	0	1	(2)	0	0	0	0	0	242	0
Equity securities	660	38	58	(3)	0	(3)	(22)	0	0	728	35
Other invested assets	366	12	0	0	0	0	0	0	0	378	13
Short-term investments	177	(1)	256	0	0	(10)	(26)	0	0	396	(1)
Cash equivalents	1	0	3	0	0	0	0	0	0	4	0
Other assets	268	(133)	12	0	0	(3)	0	0	0	144	(133)
Separate account assets(5)	1,821	43	68	(13)	0	(6)	(615)	22	(14)	1,306	36
Liabilities:
Future policy benefits	(18,879)	7,896	0	0	(331)	0	0	0	0	(11,314)	7,681
Policyholders’ account balances(6)	(1,914)	(135)	0	0	(122)	0	0	0	0	(2,171)	(99)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended March 31, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(28)	$0	$0	$(300)	$2	$(41)	$0	$0	$(301)
Assets supporting experience-rated contractholder liabilities	0	(12)	0	0	2	0	(17)	0	0
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0
Equity securities	0	38	0	0	0	0	35	0	0
Other invested assets	11	1	0	0	0	12	1	0	0
Short-term investments	(1)	0	0	0	0	(1)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(133)	0	0	0	0	(133)	0	0	0
Separate account assets(5)	0	0	43	0	0	0	0	36	0
Liabilities:
Future policy benefits	7,896	0	0	0	0	7,681	0	0	0
Policyholders’ account balances	(135)	0	0	0	0	(99)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)“Other,” for the periods ended March 31, 2022 and March 31, 2021, primarily represents the deconsolidation of VIEs, reclassifications of certain assets between reporting categories and foreign currency translation.
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

	As of March 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:(2)
Interest Rate	$58	$8,477	$1	$	$8,536
Currency	0	1,359	0		1,359
Credit	0	103	0		103
Currency/Interest Rate	0	2,348	0		2,348
Equity	47	325	2		374
Other	0	0	0		0
Netting(1)				(10,108)	(10,108)
Total derivative assets	$105	$12,612	$3	$(10,108)	$2,612
Derivative Liabilities:(2)
Interest Rate	$16	$13,762	$0	$	$13,778
Currency	0	1,763	0		1,763
Credit	0	6	0		6
Currency/Interest Rate	0	543	0		543
Equity	69	514	0		583
Other	0	0	0		0
Netting(1)				(15,256)	(15,256)
Total derivative liabilities	$85	$16,588	$0	$(15,256)	$1,417

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$76	$12,086	$1	$	$12,163
Currency	0	1,108	0		1,108
Credit	0	128	0		128
Currency/Interest Rate	0	1,902	0		1,902
Equity	242	1,872	1		2,115
Other	0	0	0		0
Netting(1)				(14,150)	(14,150)
Total derivative assets	$318	$17,096	$2	$(14,150)	$3,266
Derivative Liabilities:
Interest Rate	$9	$14,777	$0	$	$14,786
Currency	0	1,316	0		1,316
Credit	0	1	0		1
Currency/Interest Rate	0	409	0		409
Equity	11	3,069	0		3,080
Other	0	0	0		0
Netting(1)				(17,314)	(17,314)
Total derivative liabilities	$20	$19,572	$0	$(17,314)	$2,278
__________
(1)“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.
(2)Excludes “Assets held-for-sale” with fair value of $950 million and $1,643 million as of March 31, 2022 and December 31, 2021, respectively, and “Liabilities held-for-sale” with fair value of $1,423 million and $1,503 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended March 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$1	$1	$0	$0	$0	$0	$0	$0	$0	$2	$1
Net Derivative - Interest Rate	1	0	0	0	0	0	0	0	0	1	0

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0
______
(1)Total realized and unrealized gains (losses) as well as unrealized gains (losses) for assets still held at the end of the period are recorded in “Realized investment gains (losses), net”.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Realized investment gains (losses) net:
Mortgage servicing rights(1)	$3	$(5)
Investment real estate	$0	$(9)

	March 31, 2022	December 31, 2021
	(in millions)
Carrying value after measurement as of period end:
Mortgage servicing rights(1)	$78	$75
Investment real estate	$1	$326
Goodwill(2)	$0	$1,080
__________
(1)Mortgage servicing rights are valued using a discounted cash flow model. The model incorporates assumptions for servicing revenues, which are adjusted for expected prepayments, delinquency rates, escrow deposit income and estimated loan servicing expenses. The discount rates incorporated into the model are determined based on the estimated returns a market participant would require for this business including a liquidity and risk premium. This estimate includes available relevant data from any active market sales of mortgage servicing rights.
(2)Based on the goodwill impairment test performed as of December 31, 2021, the Company recognized a goodwill impairment charge for Assurance IQ. See Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the valuation of Assurance IQ and the resulting impairment charge.

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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Commercial mortgage and other loans:
Interest income	$4	$3

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2022	December 31, 2021
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$241	$1,263
Aggregate contractual principal as of period end	$236	$1,253
Other assets:
Fair value as of period end	$59	$59
__________
(1)As of March 31, 2022, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

	March 31, 2022(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,671	$8	$1,679	$1,432
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	58	58,480	58,538	59,063
Policy loans	4	0	10,203	10,207	10,207
Other invested assets	0	86	0	86	86
Short-term investments	1,021	20	0	1,041	1,041
Cash and cash equivalents	7,498	321	0	7,819	7,819
Accrued investment income	0	2,838	0	2,838	2,838
Other assets	50	2,661	463	3,174	3,173
Total assets	$8,573	$7,655	$69,154	$85,382	$85,659
Liabilities:
Policyholders’ account balances—investment contracts	$0	$32,422	$36,473	$68,895	$70,180
Securities sold under agreements to repurchase	0	9,085	0	9,085	9,085
Cash collateral for loaned securities	0	4,771	0	4,771	4,771
Short-term debt	0	390	154	544	544
Long-term debt(4)	588	19,422	933	20,943	19,689
Notes issued by consolidated VIEs	0	0	260	260	260
Other liabilities	0	6,707	53	6,760	6,760
Separate account liabilities—investment contracts	0	30,460	25,049	55,509	55,509
Total liabilities	$588	$103,257	$62,922	$166,767	$166,798

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,794	$9	$1,803	$1,514
Assets supporting experience-rated contractholder liabilities	3	7	0	10	10
Commercial mortgage and other loans	0	64	59,937	60,001	57,403
Policy loans	0	0	10,386	10,386	10,386
Other invested assets	0	81	0	81	81
Short-term investments	972	20	0	992	992
Cash and cash equivalents	7,108	521	0	7,629	7,629
Accrued investment income	0	2,855	0	2,855	2,855
Other assets	47	2,677	39	2,763	2,762
Total assets	$8,130	$8,019	$70,371	$86,520	$83,632
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,550	$38,831	$72,381	$71,290
Securities sold under agreements to repurchase	0	10,185	0	10,185	10,185
Cash collateral for loaned securities	0	4,251	0	4,251	4,251
Short-term debt	0	518	204	722	722
Long-term debt(4)	613	20,414	899	21,926	18,622
Notes issued by consolidated VIEs	0	0	274	274	274
Other liabilities	0	7,053	53	7,106	7,106
Separate account liabilities—investment contracts	0	28,567	24,847	53,414	53,414
Total liabilities	$613	$104,538	$65,108	$170,259	$165,864
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $4,940 million and $6,936 million,“Liabilities held-for-sale” of $63,630 million and $101,992 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.
(2)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(3)Excludes notes with fair value of $4,882 million (carrying amount of $4,750 million) and $5,394 million (carrying amount of $4,750 million) as of March 31, 2022 and December 31, 2021, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes notes with fair value of $10,923 million (carrying amount of $10,791 million) and $11,389 million (carrying amount of $10,691 million) as of March 31, 2022 and December 31, 2021, respectively, which have been offset with the associated receivables under a netting agreement.

7. CLOSED BLOCK

On December 18, 2001, the date of demutualization, The Prudential Insurance Company of America (“PICA”) established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. For additional information on the Closed Block, see Note 15 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company recognized a policyholder dividend obligation of $4,283 million and $4,387 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $582 million and $3,640 million at March 31, 2022 and December 31, 2021, respectively, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Closed Block liabilities
Future policy benefits	$45,191	$45,596
Policyholders’ dividends payable	623	616
Policyholders’ dividend obligation	4,865	8,027
Policyholders’ account balances	4,697	4,737
Other Closed Block liabilities	3,362	3,107
Total Closed Block liabilities	58,738	62,083
Closed Block assets
Fixed maturities, available-for-sale, at fair value	35,262	38,160
Fixed maturities, trading, at fair value	1,012	1,137
Equity securities, at fair value	2,173	2,288
Commercial mortgage and other loans	8,147	8,241
Policy loans	3,736	3,815
Other invested assets	4,423	4,358
Short-term investments	293	557
Total investments	55,046	58,556
Cash and cash equivalents	639	451
Accrued investment income	418	392
Other Closed Block assets	102	137
Total Closed Block assets	56,205	59,536
Excess of reported Closed Block liabilities over Closed Block assets	2,533	2,547
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	461	3,535
Allocated to policyholder dividend obligation	(582)	(3,640)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,412	$2,442

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2022
(in millions)
Balance, December 31, 2021	$8,027
Impact from earnings allocable to policyholder dividend obligation	(104)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(3,058)
Balance, March 31, 2022	$4,865

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues
Premiums	$409	$431
Net investment income	556	590
Realized investment gains (losses), net	100	72
Other income (loss)	(98)	276
Total Closed Block revenues	967	1,369
Benefits and Expenses
Policyholders’ benefits	627	634
Interest credited to policyholders’ account balances	30	31
Dividends to policyholders	211	581
General and administrative expenses	73	79
Total Closed Block benefits and expenses	941	1,325
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	26	44
Income tax expense (benefit)	1	29
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$25	$15

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax benefit of $(69) million, or 60.0% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first three months of 2022, compared to an income tax expense of $636 million, or 18.6%, in the first three months of 2021. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations create uncertainty as to whether a U.S. foreign tax credit may be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacts the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. Based on the Company’s analysis and current interpretation of the Final Regulations, a $26 million tax benefit is reflected as part of the Company’s results for the first quarter of 2022. The Final Regulations are complex and have broad application that may also impact the creditability of taxes paid to other foreign jurisdictions, and their full impact to the Company is still being evaluated.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company anticipates making the high-tax

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
exception election for the 2021 and 2022 tax years and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first three months of 2021 and 2022.

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	March 31, 2022	December 31, 2021
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	364	395
Subtotal commercial paper	389	420
Current portion of long-term debt:
Mortgage Debt	150	197
Surplus notes subject to set-off arrangements(1)	500	500
Subtotal current portion of long-term debt	650	697
Other(2)	5	105
Subtotal	1,044	1,222
Less: assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$544	$722
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$100	$150
Daily average commercial paper outstanding for the quarter ended	$1,117	$1,414
Weighted average maturity of outstanding commercial paper, in days	12	16
Weighted average interest rate on outstanding commercial paper	0.31%	0.08%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes $5 million and $7 million drawn on a revolving line of credit held by a subsidiary, and a $0 million and $98 million bridge loan at March 31, 2022 and December 31, 2021, respectively.
(3)Includes Prudential Financial debt of $25 million at both March 31, 2022 and December 31, 2021.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Banks, commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At March 31, 2022, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
Fixed-rate obligations:
Surplus notes	$344	$344
Surplus notes subject to set-off arrangements(1)	7,961	7,861
Senior notes	10,285	10,282
Mortgage debt	25	24
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	128	54
Junior subordinated notes(3)	8,607	7,618
Subtotal	29,980	28,813
Less: assets under set-off arrangements(1)	10,291	10,191
Total long-term debt(4)	$19,689	$18,622
 __________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $32 million and $29 million of debt denominated in foreign currency at March 31, 2022 and December 31, 2021, respectively.
(3)Includes Prudential Financial debt of $8,556 million and $7,564 million at March 31, 2022 and December 31, 2021, respectively. Also includes subsidiary debt of $51 million and $54 million denominated in foreign currency at March 31, 2022 and December 31, 2021, respectively.
(4)Includes Prudential Financial debt of $18,668 million and $17,673 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Junior Subordinated Notes

In February 2022, the Company issued $1 billion in aggregate principal amount of 5.125% junior subordinated notes due in March 2052.

Mortgage Debt

In January 2022, a new yen-denominated non-recourse mortgage loan program was established by the Company’s Gibraltar Life Insurance Company Ltd. subsidiary. The loan program has an authorized capacity of ¥20 billion that can be increased to ¥46.7 billion and a term of 10 years that can be extended. As of March 31, 2022, $33 million (¥4 billion) in mortgage debt was outstanding under the loan program.

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

The Company provides certain health care and life insurance benefits for its retired employees, their beneficiaries and covered dependents (“Other Postretirement Benefits”). The health care plan is contributory; the life insurance plan is non-contributory. Substantially all of the Company’s U.S. employees may become eligible to receive certain other postretirement benefits if they retire after age 55 with at least 10 years of service or under certain circumstances after age 50 with at least 20 years of continuous service.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$80	$83	$4	$6
Interest cost	97	90	12	12
Expected return on plan assets	(213)	(205)	(27)	(25)
Amortization of prior service cost	0	(1)	(2)	2
Amortization of actuarial (gain) loss, net	51	62	1	4
Settlements	1	1	0	0
Special termination benefits(1)	1	1	0	0
Net periodic (benefit) cost	$17	$31	$(12)	$(1)
__________
(1)For 2022 and 2021, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2021	666.3	290.0	376.3
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	3.3	(3.3)
Stock-based compensation programs(1)	0.0	(2.7)	2.7
Balance, March 31, 2022	666.3	290.6	375.7
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In November 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022. As of March 31, 2022, 3.3 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $375 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Dividends declared per share of Common Stock	$1.20	$1.15

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2022 and 2021, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021	$(1,150)	$24,987	$(2,513)	$21,324
Change in OCI before reclassifications	(361)	(22,032)	15	(22,378)
Amounts reclassified from AOCI	10	262	50	322
Income tax benefit (expense)	(34)	4,987	(16)	4,937
Balance, March 31, 2022	$(1,535)	$8,204	$(2,464)	$4,205

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$52	$34,065	$(3,379)	$30,738
Change in OCI before reclassifications	(660)	(12,762)	29	(13,393)
Amounts reclassified from AOCI	(3)	(1,366)	67	(1,302)
Income tax benefit (expense)	(54)	3,254	(24)	3,176
Balance, March 31, 2021	$(665)	$23,191	$(3,307)	$19,219

__________
(1)Includes cash flow hedges of $1,155 million and $1,019 million as of March 31, 2022 and December 31, 2021, respectively, and $(159) million and $(168) million as of March 31, 2021 and December 31, 2020, respectively, and fair value hedges of $(24) million and $(35) million as of March 31, 2022 and December 31, 2021, respectively, and $12 million and $10 million as of March 31, 2021 and December 31, 2020, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Affected line item in Consolidated Statements of Operations
	2022	2021
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(10)	$0	Realized investment gains (losses), net
Foreign currency translation adjustments	0	3	Other income (loss)
Total foreign currency translation adjustment	(10)	3
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(4)	5	(3)
Cash flow hedges—Currency	1	(1)	(3)
Cash flow hedges—Currency/Interest rate	154	148	(3)
Fair value hedges—Currency	(2)	(2)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(411)	1,216	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(262)	1,366	(4)
Amortization of defined benefit items:
Prior service cost	2	(1)	(5)
Actuarial gain (loss)	(52)	(66)	(5)
Total amortization of defined benefit items	(50)	(67)
Total reclassifications for the period	$(322)	$1,302
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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income (loss)” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an allowance for credit losses has been recorded, and all other net unrealized investment gains (losses), are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2021	$23	$40,444	$(543)	$(3,271)	$(3,657)	$(8,009)	$24,987
Net investment gains (losses) on investments arising during the period	(18)	(27,464)				6,220	(21,262)
Reclassification adjustment for (gains) losses included in net income	3	259				(59)	203
Reclassification due to allowance for credit losses recorded during the period	0	0				0	0
Impact of net unrealized investment (gains) losses			127	2,264	3,059	(1,174)	4,276
Balance, March 31, 2022	$8	$13,239	$(416)	$(1,007)	$(598)	$(3,022)	$8,204
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended March 31,
	2022			2021
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(44)			$2,804
Less: Income (loss) attributable to noncontrolling interests	(13)			(24)
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	7			44
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(38)	376.1	$(0.10)	$2,784	396.3	$7.02
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$7			$44
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	7			44
Stock options		0.0			0.6
Deferred and long-term compensation programs		0.0			1.9
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(38)	376.1	$(0.10)	$2,784	398.8	$6.98
__________
(1)For the three months ended March 31, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended March 31, 2022, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended March 31, 2022 and 2021, as applicable, were based on 5.1 million and 6.0 million of such awards, respectively, weighted for the period they were outstanding.

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

	Three Months Ended March 31,
	2022		2021
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.0	$0.00	2.1	$97.46
Antidilutive stock options due to net loss available to holders of Common Stock	0.7		0.0
Antidilutive shares based on application of the treasury stock method	0.1		0.0
Antidilutive shares due to net loss available to holders of Common Stock	2.3		0.0
Total antidilutive stock options and shares	3.1		2.1

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
•Market experience updates;
•Divested and Run-off Businesses;
•Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests; and
•Other adjustments.

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. The Company, however, believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of its businesses. For additional information on these reconciling items, see Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended March 31,
	2022	2021(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$188	$651
U.S. Businesses:
Retirement	568	614
Group Insurance	(111)	(132)
Individual Annuities(2)	472	444
Individual Life	51	(44)
Assurance IQ	(37)	(39)
Total U.S. Businesses	943	843
International Businesses	801	871
Corporate and Other	(366)	(322)
Total segment adjusted operating income before income taxes	1,566	2,043
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,021)	1,294
Charges related to realized investment gains (losses), net	(339)	(239)
Market experience updates	(6)	304
Divested and Run-off Businesses:
Closed Block division	23	34
Other Divested and Run-off Businesses	(299)	45
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(22)	(54)
Other adjustments(3)	(17)	(13)
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$(115)	$3,414
________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information regarding this disposition.
(2)Individual Annuities segment results reflect DAC as if the Individual Annuities business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(3)Includes components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of select financial information

The tables below present certain financial information for the Company’s segments and its Corporate and Other operations, including assets by segment and revenues by segment on an adjusted operating income basis, and the reconciliation of the segment totals to amounts reported in the Unaudited Interim Consolidated Financial Statements.

	March 31, 2022	December 31, 2021
	(in millions)
Assets by segment:
PGIM	$49,488	$53,566
U.S. Businesses:
Retirement(1)	107,510	114,016
Group Insurance	41,954	43,286
Individual Annuities(2)	185,082	201,273
Individual Life	110,958	118,237
Assurance IQ	1,767	1,788
Total U.S. Businesses	447,271	478,600
International Businesses	210,361	222,736
Corporate and Other(1)(2)	114,322	122,701
Closed Block division	56,624	59,979
Total assets per Unaudited Interim Consolidated Financial Statements	$878,066	$937,582
________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in the Divested and Run-off Businesses in Corporate and Other. See Note 1 for additional information.
(2)Certain assets are classified as “held-for-sale”. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2022	2021(1)
	(in millions)
Revenues on an adjusted operating income basis:
PGIM	$926	$1,314
U.S. Businesses:
Retirement	2,643	2,102
Group Insurance	1,544	1,556
Individual Annuities	1,207	1,199
Individual Life	1,757	1,635
Assurance IQ	107	108
Total U.S. Businesses	7,258	6,600
International Businesses	5,726	5,931
Corporate and Other	(253)	(89)
Total revenues on an adjusted operating income basis	13,657	13,756
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,061)	1,472
Charges related to realized investment gains (losses), net	(78)	(76)
Market experience updates	76	101
Divested and Run-off Businesses:
Closed Block division	965	1,365
Other Divested and Run-off Businesses	(334)	362
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(10)	(28)
Total revenues per Unaudited Interim Consolidated Financial Statements	$13,215	$16,952
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

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
PGIM segment intersegment revenues	$232	$223

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Asset-based management fees	$981	$994
Performance-based incentive fees	4	27
Other fees	148	155
Total asset management and service fees	$1,133	$1,176

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	March 31, 2022	December 31, 2021
	(in millions)
Total outstanding mortgage loan commitments(1)	$2,330	$2,300
Portion of commitment where prearrangement to sell to investor exists	$995	$1,102
__________
(1)Includes commitments of $16 million and $21 million related to held-for-sale operations as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both March 31, 2022 and December 31, 2021. The change in allowance is $0 million and an increase of $1 million for the three months ended March 31, 2022 and 2021, respectively.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	March 31, 2022	December 31, 2021
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$10,450	$10,347
Expected to be funded from separate accounts	$444	$236
__________
(1)Includes commitments of $90 million and $118 million related to held-for-sale operations as of March 31, 2022 and December 31, 2021, respectively. See Note 1 for additional information.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2022 or 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
 Indemnification of Securities Lending and Securities Repurchase Transactions

	March 31, 2022	December 31, 2021
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$7,114	$6,499
Fair value of related collateral associated with above indemnifications(2)	$7,275	$6,635
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $28 million and $30 million related to securities repurchase transactions as of March 31, 2022 and December 31, 2021, respectively
(2)Includes $28 million and $29 million related to securities repurchase transactions as of March 31, 2022 and December 31, 2021, respectively.

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

Guarantees of Asset Values

	March 31, 2022	December 31, 2021
	(in millions)
Guaranteed value of third-parties’ assets	$82,719	$81,984
Fair value of collateral supporting these assets	$82,372	$83,609
Asset (liability) associated with guarantee, carried at fair value	$1	$1

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

Indemnification of Serviced Mortgage Loans

	March 31, 2022	December 31, 2021
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,917	$2,930
First-loss exposure portion of above	$848	$854
Accrued liability associated with guarantees(1)	$36	$41
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $18 million and $20 million as of March 31, 2022 and December 31, 2021, respectively. The change in allowance is a reduction of $3 million and $1 million for the three months ended March 31, 2022, and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $22,887 million and $22,963 million of mortgages subject to these loss-sharing arrangements as of March 31, 2022 and December 31, 2021, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of March 31, 2022, these mortgages had a weighted-average debt service coverage ratio of 1.97 times and a weighted-average loan-to-value ratio of 63%. As of December 31, 2021, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 63%. The Company had no losses related to indemnifications that were settled for either the three months ended March 31, 2022 or 2021.

Other Guarantees

	March 31, 2022	December 31, 2021
	(in millions)
Other guarantees where amount can be determined	$69	$47
Accrued liability for other guarantees and indemnifications	$34	$34

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

Assurance IQ Contingent Consideration Liability

In October 2019, the Company completed its acquisition of Assurance IQ. For additional information regarding the transaction, including the contingent consideration liability, see Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The contingent consideration liability is reported at fair value, which is determined based on the present value of expected payments under the arrangement, using an internally-developed option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of March 31, 2022 and December 31, 2021.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 23 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Assurance IQ, LLC

William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC

In March 2022, the court issued an order granting Assurance IQ, LLC’s motion to dismiss the claims for declaratory and injunctive relief and denying the motion to dismiss as to the remaining claims.

LIBOR Litigation

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In March 2022, defendants petitioned the United States Supreme Court for a writ of certiorari to review the Second Circuit Court of Appeals judgment that personal jurisdiction extends to foreign defendants.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial statements.

15.SUBSEQUENT EVENTS

On April 1, 2022, the Company closed the sale of its equity interest in PALAC, which represents a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC.

Separately, on April 1, 2022, the Company closed the sale of its Full Service Retirement business to Great-West.

See Note 1 for more information regarding these dispositions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of March 31, 2022, compared with December 31, 2021, and its consolidated results of operations for the three months ended March 31, 2022 and 2021. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.620 trillion of assets under management as of March 31, 2022, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement-related services, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

In October 2021, we announced the creation of Retirement Strategies, a new U.S. business that will serve the retirement needs of both individual and institutional customers. This business will bring the financial solutions and capabilities of our Individual Annuities business together with the institutional investment and pension solutions offered through our Retirement business. The new leadership team continues to make decisions around the business’s operating structure. When this new structure is finalized and operational, the presentation of our segment results may be modified to conform to this new structure.

Management expects that results will continue to benefit from our differentiated mix of market-leading businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of individual customers, workplace clients, and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels, including the ability to sell solutions across a broad socio-economic spectrum through Assurance IQ’s digital platform. We aim to expand our addressable market, build deeper and longer-lasting relationships with customers and clients, and meaningfully improve their financial wellness. While challenges have existed in the form of a sustained low interest rate environment, interest rates have begun to rise from historically low levels. In the short term, rising interest rates will cause a decrease in our assets under management and associated fee income in our fee-based businesses, while over the longer term, rising interest rates will drive an increase in investment income from higher portfolio reinvestment rates.

In order to further increase our competitive advantage, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will also help us realize improved margins. In 2019, we launched programs in pursuit of these objectives that have resulted and will continue to result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges. For the three months ended March 31, 2022, we incurred approximately $25 million of costs in connection with these programs. We expect these programs will generate significant expense efficiencies over several years that will mitigate the impact from increases in other expenses due to inflation and business growth initiatives. For the three months ended March 31, 2022, the Company estimates that these programs generated cost savings of approximately $170 million and, as of March 31, 2022, we remain on track to accumulate approximately $750 million of annual run-rate cost savings by the end of 2023.

Annually during the second quarter of each year, we perform a comprehensive review of actuarial assumptions. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data. For additional information, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates” below as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19

Since the first quarter of 2020, the COVID-19 pandemic has caused extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity for the global population. The COVID-19 pandemic impacted our results of operations in the current period and is expected to impact our results of operations in future periods.

The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•Outlook.

U.S. Businesses:

The United States has experienced multiple waves of COVID-19, with the severity of each wave depending on such factors as seasonality, varying levels of population immunity, and the evolution of the virus itself into different variants. Throughout the course of the pandemic, deaths from COVID-19 in the United States have ranged from a few hundred to several thousand per day. In December 2021, the Omicron variant emerged in the U.S. and quickly became the dominant strain, causing many more infections but with a smaller percentage of infections resulting in hospitalizations and deaths compared to prior waves, though still causing deaths to spike during the first quarter of 2022. Vaccines and other therapeutics, such as antiviral treatments, are now widely available and non-pharmaceutical interventions, such as mandatory social distancing and mask wearing, are being relaxed in most communities; however, the future evolution of the virus, among other factors, could cause the actual course of the pandemic and its impact on our business to differ from our current expectations.

Specific outlook considerations for certain of our U.S. businesses include the following:

Retirement. As many of the products in our Institutional Investment Products business assume longevity risk, elevated levels of mortality resulting from COVID-19 may continue to contribute to higher levels of underwriting gains.

Group Insurance. We anticipate that COVID-19 will continue to contribute in the near-term to elevated levels of mortality resulting in increased life insurance claims. In addition, we are continuing to monitor the potential impact of the pandemic on our disability business, overall sales volumes, and the utilization of our workplace benefit offerings.

Individual Life. We expect COVID-19 to continue to contribute in the near-term to elevated levels of mortality, resulting in increased life insurance claims.

International Businesses:

Our Japanese operations experienced an elevated level of COVID-19 claims due to the spread of the Omicron variant in the first quarter of 2022. In response to this spread, Japanese authorities enacted control measures, which disrupted sales and agent recruiting while these measures were in place; however, these restrictions were subsequently lifted towards the end of the quarter. Although we have seen signs of improvement across all key markets, the situation remains fluid and COVID-19 might impact future claims and sales depending on the state of the pandemic in the geographic markets in which we operate. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses.

•Results of Operations. See “—Results of Operations” and “—Results of Operations by Segment” for a discussion of results for the first quarter of 2022.

•Investment Portfolio. The economy continues to recover and remains on a path to re-opening. Credit migration and defaults were low in 2021 and have remained limited in 2022. The sectors most impacted from COVID-19 have started to recover but could be influenced by periods of volatility due to the possibility of additional variants emerging.

•Sales and Flows. See “—Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•Underwriting Results. Through the first three months of 2022, we estimate that COVID-19 had a significant net negative impact on our underwriting results reflecting unfavorable mortality impacts in our Group Insurance, Individual Life and International businesses, partially offset by favorable mortality impacts in our Retirement business. For the second quarter of 2022, the Company expects underwriting results to be adversely impacted by approximately $40 million in our U.S. Businesses, predominantly in our Group Insurance business, and approximately $25 million in our International Businesses; however, the ultimate impact on our underwriting results will depend on various factors including: an insured’s age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential for further mutation; and the ongoing acceptance and efficacy of the vaccines and other therapeutics.

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

As of March 31, 2022, the COVID-19 pandemic has not reached the most severe levels of financial impacts included in the Company’s stress testing. In addition, the net mortality impact of COVID-19 has been moderated by the balance between our mortality exposure (such as in our Individual Life and Group Insurance businesses) and our offsetting longevity exposure (such as in our Retirement business), and is influenced by the age distribution of U.S. COVID-19 mortality. The future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements. In March 2022, our offices were reopened to employees and we expect that most of our workforce will adopt a hybrid arrangement for the foreseeable future.

We believe all of our businesses can sustain long-term hybrid or fully remote work arrangements while ensuring that critical business operations are sustained. In addition, we are managing COVID-19 related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

See below for discussions related to the current interest rate environments in our two largest markets, the U.S. and Japan; the composition of our insurance liabilities and policyholder account balances; and the hypothetical impacts to our investment related results if these interest rate environments are sustained.

U.S. Operations excluding the Closed Block Division

Interest rates in the U.S. have experienced a sustained period of historically low levels with certain benchmarks reaching significant lows in recent years, while increasing more recently. Although more recent impacts of inflation in the U.S., along with other varying market conditions and events, make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, changes in interest rates may impact our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates decline, our reinvestment yield may be below our overall portfolio yield, resulting in an unfavorable impact to earnings. Conversely, as interest rates rise, our reinvestment yield may exceed the overall portfolio yield resulting in a favorable impact to earnings.

For the general account supporting our U.S. Businesses and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5.6% of the fixed maturity security and commercial mortgage loan portfolios through 2023. The portion of the general account attributable to these operations has approximately $224 billion of such assets (based on net carrying value and including assets classified as “held-for-sale”) as of March 31, 2022. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 3.7% as of March 31, 2022.

Included in the $224 billion of fixed maturity securities and commercial mortgage loans are approximately $174 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $174 billion, approximately 51% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of March 31, 2022
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$150
Contracts with adjustable crediting rates subject to guaranteed minimums	61
Participating contracts where investment income risk ultimately accrues to contractholders	13
Total	$224

The $150 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $61 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of March 31, 2022, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$1.1	$1.1	$0.1	$0.0	$0.0	$2.3
1.00% - 1.99%	4.3	13.4	1.9	0.8	2.4	22.8
2.00% - 2.99%	1.3	0.0	1.2	1.4	3.3	7.2
3.00% - 4.00%	25.7	0.0	1.7	0.7	0.1	28.2
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$33.2	$14.5	$4.9	$2.9	$5.8	$61.3
Percentage of total	54%	24%	8%	5%	9%	100%
 __________
(1)Includes approximately $0.52 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $13 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 2.50% (which is reasonably consistent with recent rates) for the period from April 1, 2022 through March 31, 2023 (and credit spreads remain unchanged from average levels experienced during the first quarter 2022), we estimate that the impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), would be between $0 million and $(20) million over this period.

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

Closed Block Division
Substantially all of the $55 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of March 31, 2022
(in billions)
Insurance products with fixed and guaranteed terms	$137
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	10
Total	$172

The $137 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms- for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $25 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $10 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 0.90% and the 10-year U.S. Treasury rate is 2.50% (which is reasonably consistent with recent rates) for the period from April 1, 2022 through March 31, 2023 (and credit spreads remain unchanged from average levels experienced during the first quarter 2022), we estimate that there would be no material impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), over this period.
Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues	$13,215	$16,952
Benefits and expenses	13,330	13,538
Income (loss) before income taxes and equity in earnings of operating joint ventures	(115)	3,414
Income tax expense (benefit)	(69)	636
Income (loss) before equity in earnings of operating joint ventures	(46)	2,778
Equity in earnings of operating joint ventures, net of taxes	2	26
Net income (loss)	(44)	2,804
Less: Income attributable to noncontrolling interests	(13)	(24)
Net income (loss) attributable to Prudential Financial, Inc.	$(31)	$2,828

The $2,859 decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first quarter of 2022 compared to the first quarter of 2021 reflected the following notable items on a pre-tax basis:

•$1,546 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments for PFI, excluding the impact of the hedging program associated with certain variable annuities (see “General Account Investments” for additional information);

•$869 million unfavorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities;
•$477 million unfavorable variance from lower adjusted operating income from our business segments, including the absence of a gain from the sale of the Company’s 35% ownership stake in Pramerica SGR recorded in the prior year period (see “Segment Results of Operations” for additional information);
•$355 million unfavorable variance from a loss in the current period from our Divested and Run-off Businesses compared to income in the prior year period; and
•$310 million unfavorable variance driven by market experience updates primarily within our Individual Annuities and Individual Life businesses.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $705 million favorable variance from income taxes reflecting the decrease in pre-tax earnings.

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

	Three Months Ended March 31,
	2022	2021(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$188	$651
U.S. Businesses:
Retirement	568	614
Group Insurance	(111)	(132)
Individual Annuities	472	444
Individual Life	51	(44)
Assurance IQ	(37)	(39)
Total U.S. Businesses	943	843
International Businesses	801	871
Corporate and Other	(366)	(322)
Total segment adjusted operating income before income taxes	1,566	2,043
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	(1,021)	1,294
Charges related to realized investment gains (losses), net(3)	(339)	(239)
Market experience updates	(6)	304
Divested and Run-off Businesses(4):
Closed Block division	23	34
Other Divested and Run-off Businesses	(299)	45
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	(22)	(54)
Other adjustments(6)	(17)	(13)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(115)	$3,414

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
(4)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind-down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.
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

Segment results for the period presented above reflect the following:

PGIM. Results for the first quarter of 2022 decreased in comparison to the prior year period, primarily reflecting the absence of a gain in the prior year period from the sale of our 35% ownership stake in Pramerica SGR, higher expenses and lower other related revenues, partially offset by an increase in asset management fees.

Retirement. Results for the first quarter of 2022 decreased in comparison to the prior year period, primarily driven by less favorable reserve experience, partially offset by higher net investment spread results.

Group Insurance. Results for the first quarter of 2022 increased in comparison to the prior year period, driven by more favorable underwriting results, partially offset by higher expenses.

Individual Annuities. Results for the first quarter of 2022 increased in comparison to the prior year period, primarily driven by higher net investment spread results and lower expenses, partially offset by lower fee income, net of distribution expenses and other associated costs.

Individual Life. Results for the first quarter of 2022 increased in comparison to the prior year period, primarily driven by less unfavorable underwriting results and higher net investment spread results.

Assurance IQ. Results for the first quarter of 2022 were relatively flat in comparison to the prior year period as an increase in the Medicare line was mostly offset by a decrease in the Health Under 65 line.

International Businesses. Results for the first quarter of 2022 decreased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates, primarily driven by lower net investment spread results and lower earnings from our joint venture investments, partially offset by more favorable underwriting results.

Corporate and Other. Results for the first quarter of 2022 reflected increased losses in comparison to the prior year period, primarily driven by higher net charges from other corporate activities and lower investment income, partially offset by favorable pension and employee benefit results and lower interest expense on debt.

Closed Block Division. Results for the first quarter of 2022 decreased in comparison to the prior year period, primarily driven by lower net investment activity results, partially offset by a reduction in the policyholder dividend obligation.

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

	March 31, 2022	December 31, 2021
	(in billions)
Foreign currency hedging instruments:
Hedging USD-equivalent earnings:
Forward currency contracts (notional amount outstanding)	$0.0	$0.0
Hedging USD-equivalent equity:
USD-denominated assets held in yen-based entities(1)	9.4	9.5
Dual currency and synthetic dual currency investments(2)	0.4	0.5
Total USD-equivalent equity foreign currency hedging instruments	9.8	10.0
Total foreign currency hedges	$9.8	$10.0
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $75.1 billion and $74.3 billion as of March 31, 2022 and December 31, 2021, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$3	$1
PGIM	2	0
Impact of intercompany arrangements(1)	5	1
Corporate and Other:
Impact of intercompany arrangements(1)	(5)	(1)
Settlement gains (losses) on forward currency contracts(2)	11	8
Net benefit (detriment) to Corporate and Other	6	7
Net impact on consolidated revenues and adjusted operating income	$11	$8
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of March 31, 2022 and 2021, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.6 billion and $0.9 billion, respectively, of which $0.0 billion and $0.4 billion, respectively, were related to our Japanese insurance operations.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.8 billion and $2.0 billion as of March 31, 2022 and December 31, 2021, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 10% of the $1.8 billion balance as of March 31, 2022 will be recognized throughout the remainder of 2022, approximately 3% will be recognized in 2023, and the remaining balance will be recognized from 2024 through 2051.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2022, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.9% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 1.6% near-term mean reversion equity expected rate of return.

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

In accordance with our established practice, we will update actuarial assumptions during the second quarter of 2022. We have a comprehensive process that will include, among other things, the review of long-term interest rates, inflation, COVID-19 mortality experience, and industry studies, including evaluating industry data as to its applicability to the Company’s experience. We have recently obtained industry data that reflects experience that is more adverse than the assumptions we currently use in our Individual Life segment. We are evaluating the applicability of this information to our block of business and the extent to which it would cause an increase in reserves and corresponding decline in earnings within Individual Life. The overall process to update assumptions is ongoing and the outcome across our businesses is uncertain.

For further discussion of impacts that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. While the magnitude of impacts is still being assessed, the Company expects the standard to result in a significant decrease to “Total equity”, primarily from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date through “Accumulated other comprehensive income (loss)”. The standard also requires a significant increase in disclosures. In addition to the significant impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating results(1):
Revenues(2)	$926	$1,314
Expenses	738	663
Adjusted operating income	188	651
Realized investment gains (losses), net, and related adjustments	(3)	(2)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	7	(28)
Other adjustments(3)	(12)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$180	$621
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
(2)2021 includes a $378 million pre-tax gain related to the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy.
(3)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Adjusted Operating Income

Adjusted operating income decreased $463 million, primarily reflecting a decrease in service, distribution and other revenues, primarily driven by the absence of a gain in the prior year period from the sale of our Pramerica SGR joint venture, higher compensation expenses associated with business growth, and lower other related revenues, net of related expenses. These impacts were partially offset by higher asset management fees, net of related expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$363	$348
Retail customers(1)	301	302
General account	145	145
Total asset management fees	809	795
Other related revenues by source:
Incentive fees	4	27
Transaction fees	4	5
Seed and co-investments	(21)	5
Commercial mortgage(2)	32	45
Total other related revenues	19	82
Service, distribution and other revenues(3)	98	437
Total revenues	$926	$1,314
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
(3)2021 includes a $378 million pre-tax gain related to the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy.

Revenues decreased $388 million. Service, distribution and other revenues decreased, primarily reflecting the absence of a gain in the prior year period from the sale of our Pramerica SGR joint venture, partially offset by more favorable revenues from certain consolidated funds (which were fully offset by higher expenses related to noncontrolling interests in these funds). Also contributing to the decrease were lower other related revenues primarily driven by a decrease in seed and co-investments reflecting investment underperformance, lower performance-based incentive fees due to more favorable fees earned in the prior year period, and lower commercial mortgage origination revenues primarily driven by higher interest rates. These impacts were partially offset by higher asset management fees, net of related expenses, primarily reflecting an increase in higher fee yielding strategies, partially offset by lower average assets under management, primarily driven by market depreciation reflecting higher interest rates and spreads.

Expenses increased $75 million, reflecting higher compensation and operating expenses driven by business growth, and higher variable expenses primarily associated with an increase in revenues of certain consolidated funds, as discussed above.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	March 31, 2022	December 31, 2021	March 31, 2021
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$190.3	$216.2	$199.3
Public fixed income	907.1	980.7	951.8
Real estate	132.8	132.6	121.1
Private credit and other alternatives	104.0	108.7	103.5
Multi-asset	80.4	85.6	75.6
Total PGIM assets under management	$1,414.6	$1,523.8	$1,451.3

Assets under management within other reporting segments(2)	205.5	218.5	212.1
Total PFI assets under management	$1,620.1	$1,742.3	$1,663.4
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

PGIM’s assets under management as of March 31, 2022 decreased $37 billion in comparison to the prior year quarter, primarily driven by market depreciation, resulting from higher interest rates and spreads, and unfavorable foreign exchange rate impacts. PGIM’s assets under management as of March 31, 2022 decreased $109 billion in comparison to the prior quarter, primarily driven by market depreciation resulting from higher interest rates and spreads, and lower equity markets.

The following table sets forth assets under management by source as of the dates indicated:

	March 31, 2022	December 31, 2021	March 31, 2021
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$593.7	$629.4	$591.8
Retail customers	364.7	401.4	381.0
General account	456.2	493.0	478.5
Total PGIM assets under management	$1,414.6	$1,523.8	$1,451.3

Assets under management within other reporting segments(2)	205.5	218.5	212.1
Total PFI assets under management	$1,620.1	$1,742.3	$1,663.4

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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022
	(in billions)
Beginning assets under management	$1,523.8	$1,498.6	$1,451.3
Institutional third-party flows	0.3	1.1	10.1
Retail third-party flows	(4.6)	4.4	(8.9)
Total third-party flows	(4.3)	5.5	1.2
Affiliated flows(1)	(0.5)	(3.4)	(9.3)
Market appreciation (depreciation)(2)	(99.3)	(43.3)	(20.6)
Foreign exchange rate impact	(5.1)	(7.4)	(10.1)
Net money market activity and other increases (decreases)	0.0	1.3	2.1
Ending assets under management	$1,414.6	$1,451.3	$1,414.6
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

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of March 31, 2022, these assets decreased approximately $4.3 billion compared to December 31, 2021, primarily reflecting market depreciation partially offset by net private capital inflows.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in billions)
Private capital deployed:
Real estate debt and equity	$5.6	$5.8
Private credit and equity	4.0	2.1
Total private capital deployed	$9.6	$7.9

Seed and Co-Investments

As of March 31, 2022 and December 31, 2021, PGIM had approximately $1,067 million and $1,175 million of seed investments and $504 million and $517 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended March 31, 2022
	2022	2021(1)
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement	$568	$614
Group Insurance	(111)	(132)
Individual Annuities	472	444
Individual Life	51	(44)
Assurance IQ	(37)	(39)
Total U.S. Businesses	943	843
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(295)	1,919
Charges related to realized investment gains (losses), net	(344)	(236)
Market experience updates	(4)	307
Other adjustments(2)	(5)	(13)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$296	$2,820
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

Adjusted operating income for our U.S. Businesses increased by $100 million primarily due to:

•Higher net investment spread results driven by portfolio growth and higher interest rates, as well as higher income on non-coupon investments; and

•Higher underwriting results primarily driven by lower COVID-19 related mortality claims in our Individual Life business and more favorable disability results in our Group Insurance business, partially offset by lower COVID-19 related mortality gains in our Retirement business.

•Partially offsetting these increases was lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Annuities business.

Retirement

Business Update

•In April 2022, the Company completed the sale of its Full Service Retirement business to Great-West Life & Annuity Insurance Company (“Great-West”). The transaction involved the sale of legal entities, reinsurance, and the transfer of contracts and brokerage accounts. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

Operating Results

The following table sets forth Retirement’s operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating results:
Revenues	$2,643	$2,102
Benefits and expenses	2,075	1,488
Adjusted operating income	568	614
Realized investment gains (losses), net, and related adjustments	(534)	(450)
Charges related to realized investment gains (losses), net	(10)	13
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$25	$177

Adjusted Operating Income

Adjusted operating income decreased $46 million, primarily driven by less favorable reserve experience due to lower COVID-19 related mortality gains, partially offset by higher net investment spread results.

Revenues, Benefits and Expenses

Revenues increased $541 million. This increase primarily reflected higher pension risk transfer premiums due to new sales in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below, and higher net investment income.

Benefits and expenses increased $587 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022
	(in millions)

Beginning total account value	$245,720	$243,387	$247,496
Additions(1)	2,278	9,760	14,485
Withdrawals and benefits	(4,899)	(5,642)	(20,082)
Change in market value, interest credited and interest income	(1,570)	(653)	964
Other(2)	(2,427)	644	(3,761)
Ending total account value	$239,102	$247,496	$239,102
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
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended March 31, 2022 and 2021, “Other” activity also includes $819 million in receipts offset by $841 million in payments and $722 million in receipts offset by $765 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The decrease in account values for the three months and twelve months ended March 31, 2022 both reflect net withdrawals primarily driven by net account run-off, and decreases in other activity primarily driven by the negative impact of foreign exchange rate changes. Account values for the three months ended March 31, 2022 also reflect a decline in the market value of account assets.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Operating results:
Revenues	$1,544	$1,556
Benefits and expenses	1,655	1,688
Adjusted operating income	(111)	(132)
Realized investment gains (losses), net, and related adjustments	(51)	(34)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(162)	$(166)
Benefits ratio(1)(3):
Group life	103.6%	104.2%
Group disability	73.4%	80.5%
Total Group Insurance	96.5%	99.0%
Administrative operating expense ratio(2)(3):
Group life	10.7%	10.8%
Group disability	31.1%	32.2%
Total Group Insurance	15.6%	15.8%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(3)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Adjusted operating income increased $21 million, primarily reflecting more favorable underwriting results in our group disability business driven by favorable claims experience and the impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. Also contributing to the increase were less unfavorable underwriting results in our group life business driven by business growth. These increases were partially offset by higher expenses.

Revenues, Benefits and Expenses

Revenues decreased $12 million. The decrease primarily reflected lower premiums and policy charges and fee income in our group life business due to lower COVID-19 impacts on experience-rated contracts, with offsets in policyholders’ benefits and changes in reserves, as discussed below, partially offset by business growth.

Benefits and expenses decreased $33 million. The decrease primarily reflected lower policyholders’ benefits, including changes in reserves, in our group life business mostly due to lower COVID-19 impacts on experience-rated contracts, and decreases in our group disability business driven by a favorable impact from claims experience on long-term disability contracts, partially offset by higher expenses driven by increased commissions from business growth.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Annualized new business premiums(1):
Group life	$180	$175
Group disability	130	120
Total	$310	$295
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended March 31, 2022 increased $15 million compared to the prior year period, driven by higher sales in our group disability business, reflecting an increase in supplemental health product sales in the Premier and National segments.

Individual Annuities

Business Update

•In April 2022, the Company completed the sale of its equity interest in Prudential Annuities Life Assurance Corporation (“PALAC”), which represents a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of this block of business as “held-for-sale” with the results continuing to be reported within Individual Annuities’ operating results until the completion of the sale.

Operating Results

The following table sets forth Individual Annuities’ operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating results:
Revenues	$1,207	$1,199
Benefits and expenses	735	755
Adjusted operating income	472	444
Realized investment gains (losses), net, and related adjustments	764	2,555
Charges related to realized investment gains (losses), net	(377)	(407)
Market experience updates	(100)	176
Income (loss) before income taxes and equity in earnings of operating joint ventures	$759	$2,768

Adjusted Operating Income

Adjusted operating income increased $28 million primarily due to higher net investment spread results, driven by business growth in our indexed variable annuities as well as higher income on non-coupon investments, and lower operating expenses. These impacts were partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows, partially offset by equity market appreciation and favorable impacts from our living benefits guarantees.

Revenues, Benefits and Expenses

Revenues increased $8 million as higher net investment income was partially offset by lower policy charges and fee income, as discussed above.

Benefits and expenses decreased $20 million primarily driven by lower general and administrative expenses, net of capitalization, reflecting lower operating expenses.

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022
	(in millions)
Total Individual Annuities(1):
Beginning total account value	$182,305	$176,280	$176,442
Sales	1,543	1,855	6,287
Full surrenders and death benefits	(2,188)	(2,492)	(10,097)
Sales, net of full surrenders and death benefits	(645)	(637)	(3,810)
Partial withdrawals and other benefit payments	(1,467)	(1,429)	(5,750)
Net flows	(2,112)	(2,066)	(9,560)
Change in market value, interest credited and other activity	(10,547)	3,142	5,499
Policy charges	(852)	(914)	(3,587)
Ending total account value(2)	$168,794	$176,442	$168,794
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Retirement business. Variable annuity account values were $162.9 billion and $170.6 billion as of March 31, 2022 and 2021, respectively. Fixed annuity account values were $5.9 billion and $5.8 billion as of March 31, 2022 and 2021, respectively.
(2)Includes approximately $30 billion of account values that are classified as “held-for-sale” as of March 31, 2022 in relation to the PALAC sale, as discussed above.

Sales, net of full surrenders and death benefits, for the three months ended March 31, 2022 were relatively flat in comparison to the prior year period as a decrease in surrender activity was mostly offset by lower sales.

The decrease in account values for the three months ended March 31, 2022 was primarily driven by market value depreciation and net outflows. The decrease in account values for the twelve months ended March 31, 2022 was driven by net outflows and policy charges on contractholder accounts, partially offset by market value appreciation.

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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April of 2022, the Company completed the sale of a portion of our in-force traditional variable annuity block, as discussed above.

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

	March 31, 2022	December 31, 2021
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables	$10,318	$13,028
NPR adjustment, net of reinsurance recoverables	3,530	2,832
Subtotal	13,848	15,860
Adjustments including risk margins and valuation methodology differences	(3,177)	(3,444)
Economic liability managed through the ALM strategy	$10,671	$12,416

As of March 31, 2022, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

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

iii. Capital Hedge Program:

We employ a capital hedge program to protect a portion of the overall capital position of the variable annuities business against its exposure to the equity markets. The capital hedge program is conducted using equity derivatives which include equity call and put options, total return swaps and futures contracts. Changes in value of these derivatives are excluded from adjusted operating income, which the Company believes enhances the understanding of underlying performance trends.

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the results excluded from adjusted operating income, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy as described above, and the related amortization of DAC and other costs:

	Three Months Ended March 31,
	2022	2021
	(in millions)(1)
Results excluded from adjusted operating income:
Change in value of U.S. GAAP liability, pre-NPR(2)	$2,200	$8,392
Change in the NPR adjustment	697	(884)
Change in fair value of hedge assets, excluding capital hedges(3)	(1,986)	(4,992)
Change in fair value of capital hedges(4)	225	(295)
Other	(372)	334
Realized investment gains (losses), net, and related adjustments	764	2,555
Market experience updates(5)	(100)	176
Charges related to realized investment gains (losses), net	(377)	(407)
Total results excluded from adjusted operating income(6)	$287	$2,324
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

(6)Excludes amounts from the change in unrealized gains and losses on fixed income instruments recorded in OCI (versus net income) of $(185) million, and $(1,870) million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, the gain of $287 million was driven by a favorable NPR adjustment largely due to widening credit spreads, gains associated with our capital hedge program driven by declining equity markets as well as favorable impact related to the U.S. GAAP liability before NPR, net of the change in fair value of hedge assets (excluding capital hedges) largely due to higher interest rates, partially offset by unfavorable hedge breakage. This was partially offset by charges related to the amortization of DAC and other costs, as well as unfavorable market experience updates resulting from unfavorable equity market performance, net of the impact from higher interest rates.

Product Specific Risks and Risk Mitigants

As noted above, the risks associated with our products are mitigated through product design features, including automatic rebalancing, as well as through our ALM strategy and external reinsurance. The following table sets forth the risk management profile of our living benefit guarantees and guaranteed minimum death benefit (“GMDB”) features as of the periods indicated:

	March 31, 2022		December 31, 2021		March 31, 2021
	Account Value	% of Total	Account Value	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(1):
Both ALM strategy and automatic rebalancing(2)(3)	$103,276	64%	$112,543	64%	$111,948	66%
ALM strategy only(3)	6,649	4%	7,278	4%	7,362	4%
Automatic rebalancing only	529	0%	567	0%	617	1%
External reinsurance(4)	3,068	2%	3,303	2%	3,201	2%
PDI	14,931	9%	16,909	10%	17,122	10%
Other products	2,202	1%	2,444	1%	2,487	1%
Total living benefit/GMDB features	$130,655		$143,044		$142,737
GMDB features and other(5)	32,281	20%	33,395	19%	27,893	16%
Total variable annuity account value(6)	$162,936		$176,439		$170,630
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
(6)Includes approximately $30 billion of account values that are classified as “held-for-sale” as of March 31, 2022 in relation to the PALAC sale, as discussed above.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating results:
Revenues	$1,757	$1,635
Benefits and expenses	1,706	1,679
Adjusted operating income	51	(44)
Realized investment gains (losses), net, and related adjustments	(474)	(152)
Charges related to realized investment gains (losses), net	43	158
Market experience updates	96	131
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(284)	$93

Adjusted Operating Income

Adjusted operating income increased $95 million, primarily reflecting less unfavorable underwriting results, driven by the impact from mortality experience, net of reinsurance, primarily attributable to lower COVID-19 related claims, and higher net investment spread results, driven by business growth and higher income on non-coupon investments.

Revenues, Benefits and Expenses

Revenues increased $122 million, primarily driven by higher premiums due to lower ceded reinsurance, which was mostly offset in policyholders’ benefits below, higher policy charges and fee income due to account value growth, and higher net investment income from higher income on non-coupon investments and higher average invested assets.

Benefits and expenses increased $27 million, reflecting higher policyholders’ benefits driven by the absence of favorable reserve changes in the prior year period, and lower ceded reinsurance, as described above, partially offset by a favorable comparative impact from mortality experience, net of reinsurance, primarily attributable to COVID-19 related claims. The increase also reflected higher interest credited to policyholders’ account balances due to business growth.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$29	$75	$104	$28	$118	$146
Term Life	4	20	24	6	25	31
Universal Life(1)	2	20	22	2	25	27
Total	$35	$115	$150	$36	$168	$204
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Total annualized new business premiums for the first quarter of 2022 decreased $54 million compared to the prior year period primarily from lower third-party sales across variable life, term life and universal life products, primarily due to pricing and product actions impacting the prior year period.

Assurance IQ
Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating results:
Revenues	$107	$108
Expenses	144	147
Adjusted operating income	(37)	(39)
Other adjustments(1)	(5)	(13)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(42)	$(52)
 __________
(1)Includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. For additional information regarding contingent consideration, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Adjusted Operating Income

Adjusted operating income was relatively flat in comparison to the prior year period, primarily driven by an increase in the Medicare line mostly offset by a decrease in the Health Under 65 line.

Revenues and Expenses

Revenues decreased $1 million, primarily reflecting decreases in commission revenue from the Health Under 65 and Life lines. These decreases were mostly offset by higher commission revenue from the Medicare line, driven by business growth and a strategic shift by the business to emphasize Medicare products, partially offset by updated persistency experience and assumptions.

Expenses decreased $3 million, driven by lower variable expenses from the Health Under 65 and Life lines, mostly offset by higher variable expenses primarily from the Medicare line, as well as higher general and administrative operating expenses supporting business growth.

International Businesses

Business Update

•In March 2022, the Company announced its agreement to acquire (through a private equity limited partnership managed by LeapFrog Investments) a minority interest in Alexander Forbes Group Holdings Limited, a leading provider of financial advice, retirement, investment and holistic wealth management services in South Africa. This investment is consistent with the Company’s strategic focus internationally on higher-growth emerging markets, and furthers the partnership’s specific objective to identify and make strategic investments in high quality financial services companies in selected African geographies.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating results:
Revenues:
Life Planner	$2,924	$2,930
Gibraltar Life and Other	2,802	3,001
Total revenues	5,726	5,931
Benefits and expenses:
Life Planner	2,446	2,466
Gibraltar Life and Other	2,479	2,594
Total benefits and expenses	4,925	5,060
Adjusted operating income:
Life Planner	478	464
Gibraltar Life and Other	323	407
Total adjusted operating income	801	871
Realized investment gains (losses), net, and related adjustments	(757)	(789)
Charges related to realized investment gains (losses), net	(2)	(14)
Market experience updates	0	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(6)	(22)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$36	$46

Adjusted Operating Income

Adjusted operating income from our Life Planner operations increased $14 million, including a net unfavorable impact of $6 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Life Planner operations increased $20 million primarily reflecting higher underwriting results driven by the growth of business in force in our Japan and Brazil operations and more favorable underwriting experience, including lower COVID-19 claims in Brazil, partially offset by higher expenses and lower net investment spread results reflecting lower reinvestment yields.

Adjusted operating income from our Gibraltar Life and Other operations decreased $84 million, including a net favorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations decreased $86 million primarily reflecting lower net investment spread results driven by lower reinvestment yields and lower income on non-coupon investments. Also contributing to the decrease were unfavorable underwriting experience and lower earnings from our joint venture investments.

Revenues, Benefits and Expenses

Revenues from our Life Planner operations decreased $6 million, including a net unfavorable impact of $104 million from currency fluctuations. Excluding this item, revenues increased $98 million, primarily reflecting higher premiums and policy charges and fee income, and higher net investment income, driven by the growth of business in force.

Benefits and expenses of our Life Planner operations decreased $20 million, including a net favorable impact of $98 million from currency fluctuations. Excluding this item, benefits and expenses increased $78 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force, and higher operating expenses.

Revenues from our Gibraltar Life and Other operations decreased $199 million, including a net unfavorable impact of $125 million from currency fluctuations. Excluding this item, revenues decreased $74 million, primarily reflecting lower premiums and policy charges and fee income due to the decline of business in force, and lower other income from a decline in earnings from our joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $115 million, including a net favorable impact of $127 million from currency fluctuations. Excluding this item, benefits and expenses increased $12 million, primarily driven by higher policyholders’ benefits, including changes in reserves, reflecting unfavorable underwriting experience, partially offset by lower expenses primarily due to the absence of certain costs associated with COVID-19 incurred in the prior year period.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$256	$248
Gibraltar Life and Other	205	258
Total	$461	$506
On a constant exchange rate basis:
Life Planner	$265	$251
Gibraltar Life and Other	207	259
Total	$472	$510

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

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
	Life	Accident & Health	Retirement(1)	Annuity	Total	Life	Accident & Health	Retirement(1)	Annuity	Total
	(in millions)
Life Planner	$145	$16	$102	$2	$265	$135	$17	$99	$0	$251
Gibraltar Life and Other:
Life Consultants	$60	$7	$10	$24	$101	$73	$7	$9	$16	$105
Banks(2)	35	0	2	15	52	100	0	2	16	118
Independent Agency	21	1	32	0	54	18	1	17	0	36
Subtotal	116	8	44	39	207	191	8	28	32	259
Total	$261	$24	$146	$41	$472	$326	$25	$127	$32	$510
__________
(1)Includes retirement income, endowment and savings variable universal life.

(2)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 59%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2022, and 8% and 67%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended March 31, 2021.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $14 million, primarily driven by higher life product sales in Brazil and Argentina.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $52 million. Bank channel and Life Consultants sales decreased $66 million and $4 million, respectively, reflecting continued impacts from COVID-19 and lower USD-denominated life sales in the bank channel. Independent Agency sales increased $18 million, primarily driven by USD-denominated endowment products.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended March 31,
	2022	2021(1)
	(in millions)
Operating results:
Interest expense on debt	$(198)	$(208)
Investment income	27	36
Pension and employee benefits	80	62
Other corporate activities	(275)	(212)
Adjusted operating income	(366)	(322)
Realized investment gains (losses), net, and related adjustments	34	166
Charges related to realized investment gains (losses), net	7	11
Market experience updates	(2)	(3)
Divested and Run-off Businesses	(299)	45
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(24)	(4)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(650)	$(107)
__________
(1)Effective third quarter of 2020, the results of the Prudential Life Insurance Company of Taiwan Inc. (“POT”) and the impact of its sale are excluded from the International Businesses and are included herein. Effective third quarter of 2021, the results of the Full Service Retirement business are excluded from the Retirement segment and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these dispositions.

The loss from Corporate and Other operations, on an adjusted operating income basis, increased $44 million. Net charges from other corporate activities increased $63 million primarily driven by higher expenses, including an increase in advertising and other corporate costs. Also contributing to the increased loss was lower investment income of $9 million, primarily reflecting a decrease in income on non-coupon investments. These impacts were partially offset by favorable results of $18 million from pension and employee benefits, primarily driven by higher earnings from our qualified pension plan as a result of higher expected returns on plan assets, and a favorable impact from design changes to the Company’s Retiree Medical Savings Account plan, as well as a $10 million decrease in interest expense on debt, primarily reflecting lower average debt balances.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Long-Term Care	$(110)	$3
Other(1)	(189)	42
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$(299)	$45
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

Long-Term Care

Results decreased $113 million compared to the prior year period primarily driven by an unfavorable impact from changes in the market value of equity securities, partially offset by a less unfavorable impact from changes in the market value of derivatives used for duration management.

Other Divested and Run-off Businesses

Results decreased $231 million compared to the prior year period primarily from losses related to the Full Service Retirement business in the current quarter, largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities. For more information, see “—Experience-Rated Contractholder Liabilities, Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments.”

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

As of March 31, 2022, the excess of actual cumulative earnings over the expected cumulative earnings was $4,283 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. Additionally, the accumulation of net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block has been reflected as a policyholder dividend obligation of $582 million at March 31, 2022, to be paid to Closed Block policyholders unless offset by future experience, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
U.S. GAAP results:
Revenues	$965	$1,365
Benefits and expenses	942	1,331
Income (loss) before income taxes and equity in earnings of operating joint ventures	$23	$34

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $11 million. Net investment activity results decreased primarily reflecting lower other income driven by unfavorable changes in the value of equity securities, and lower net investment income on coupon investments, partially offset by an increase in realized investment gains driven by net favorable changes in the fair value of derivatives used in risk management activities. Net insurance activity results reflected an unfavorable comparative change driven by lower premiums due to the runoff of policies in force, partially offset by a favorable comparative change in claims experience. As a result of the above and other variances, a $104 million reduction in the policyholder dividend obligation was recorded in the first three months of 2022, compared to a $246 million increase in the first three months of 2021. If actual cumulative earnings fall below expected cumulative earnings in future periods, earnings volatility in the Closed Block division, which is primarily due to changes in investment results, may not be offset by changes in the cumulative earnings policyholder dividend obligation. For a discussion of the Closed Block division’s realized investment gains (losses), net, see “—General Account Investments.”

Revenues, Benefits and Expenses

Revenues decreased $400 million primarily driven by a decrease in other income, net investment income and lower premiums, as discussed above, partially offset by an increase in net realized investment gains.

Benefits and expenses decreased $389 million primarily driven by a decrease in dividends to policyholders, reflecting a reduction in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Income Taxes

For information regarding income taxes, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

Experience-Rated Contractholder Liabilities,
Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments

Certain products included in our International Businesses and our Full Service Retirement business are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are carried at fair value.

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

Full Service Retirement Business. Our Full Service Retirement business has two types of experience-rated products that are supported by assets supporting experience-rated contractholder liabilities and other related investments. Fully participating products are those for which the entire return on underlying investments is passed back to the policyholders. Partially participating products are those for which only a portion of the return on underlying investments is passed back to the policyholders over time through changes to the contractual crediting rates. The crediting rates are typically reset semiannually, often subject to a minimum crediting rate, and returns are required to be passed back within ten years.

Beginning in the third quarter of 2021, in connection with the announced sale to Great-West, the Company reported the assets and liabilities of the Full Service Retirement business as “held-for-sale,” and transferred the results of this business from the Retirement segment to the Divested and Run-off Businesses within Corporate & Other operations, which are excluded from adjusted operating income. See Note 1 to the Consolidated Financial Statements for additional information regarding this transaction.

As a result of this “held-for-sale” classification, the assets and liabilities associated with these products for the current reporting period are included in the Unaudited Interim Consolidated Statements of Financial Position as “Assets held-for-sale” and “Liabilities held-for-sale,” respectively; however, for prior periods, the assets and liabilities associated with these products are presented similar to how they are described in “International Businesses” above.

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended March 31,
	2022	2021
	(in millions)
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(44)	$180
Change in experience-rated contractholder liabilities due to asset value changes	44	(180)
Gains (losses), net, on experienced rated contracts	$0	$0
Divested and Run-off Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(950)	$(435)
Change in experience-rated contractholder liabilities due to asset value changes	818	438
Gains (losses), net, on experienced rated contracts(1)(2)	$(132)	$3
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(994)	$(255)
Change in experience-rated contractholder liabilities due to asset value changes	862	258
Gains (losses), net, on experienced rated contracts(1)(2)	$(132)	$3
__________
(1)Decreases to contractholder liabilities due to asset value changes are limited by certain floors and therefore do not reflect cumulative declines in recorded asset values of $422 million and $3 million as of March 31, 2022 and 2021, respectively.
(2)Included in the amounts above related to the change in the liability to contractholders as a result of commercial mortgage and other loans are a decrease of $87 million and an increase of $11 million for the three months ended March 31, 2022 and 2021, respectively. As prescribed by U.S. GAAP, changes in the fair value of commercial mortgage and other loans held for investment in our general account, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in fair value are reflected as a change in the liability to fully participating contractholders in the current period.

For our Full Service Retirement business reported within Divested and Run-off Businesses, the net impact of changes in experience-rated contractholder liabilities and investment gains (losses) on assets supporting experience-rated contractholder liabilities and other related investments reflects timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. This includes certain assets that are designated as available-for-sale where mark-to-market adjustments are recorded as unrealized gains (losses) in “Other comprehensive income”. These impacts also reflect the difference between the fair value of underlying commercial mortgages and other loans and the amortized cost, less any valuation allowance, of these loans.

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

	As of March 31, 2022(1)				As of December 31, 2021
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)
	(in millions)
Fixed maturities, available-for- sale	$309,477	$5,388	$35,480	$1,387	$334,006	$5,810	$38,404	$1,510
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	1,030	0	0	0	1,057	0	0	0
Equity securities	2,154	0	0	0	2,271	0	0	0
All other(3)	0	0	0	0	20	0	0	0
Subtotal	3,184	0	0	0	3,348	0	0	0
Fixed maturities, trading	6,712	363	1,012	15	7,686	403	1,137	18
Equity securities	5,020	657	2,173	115	6,089	699	2,288	100
Commercial mortgage and other loans	241	0	0	0	1,263	0	0	0
Other invested assets(4)	3,108	499	5	5	3,749	489	7	4
Short-term investments	3,353	188	198	25	5,186	268	457	62
Cash equivalents	5,722	2	545	0	4,857	48	402	22
Other assets	207	207	0	0	164	164	0	0
Separate account assets	203,286	1,254	0	0	219,971	1,283	0	0
Total assets	$540,310	$8,558	$39,413	$1,547	$586,319	$9,164	$42,695	$1,716
Future policy benefits	$6,982	$6,982	$0	$0	$9,068	$9,068	$0	$0
Policyholders’ account balances	1,402	1,402	0	0	1,436	1,436	0	0
Other liabilities(4)	1,038	0	5	0	1,860	0	0	0
Total liabilities	$9,422	$8,384	$5	$0	$12,364	$10,504	$0	$0
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $118,458 million and “Liabilities held-for-sale” of $5,381 million. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.6% and 3.9%, respectively, as of March 31, 2022, and 1.6% and 4.0%, respectively, as of December 31, 2021.

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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.9 billion of public fixed maturities as of March 31, 2022, with values primarily based on indicative broker quotes, and approximately $4.4 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

For additional information about the valuation techniques and the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	March 31, 2022
	PFI Excluding Closed Block Division(1)		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$254,672	63.8%	$25,843	$280,515
Public, held-to-maturity, at amortized cost, net of allowance	1,340	0.3	0	1,340
Private, available-for-sale, at fair value	54,346	13.6	9,637	63,983
Private, held-to-maturity, at amortized cost, net of allowance	92	0.1	0	92
Fixed maturities, trading, at fair value	6,528	1.6	1,012	7,540
Assets supporting experience-rated contractholder liabilities, at fair value	3,184	0.8	0	3,184
Equity securities, at fair value	4,568	1.1	2,173	6,741
Commercial mortgage and other loans, at book value, net of allowance	50,900	12.8	8,147	59,047
Policy loans, at outstanding balance	6,471	1.6	3,736	10,207
Other invested assets, net of allowance(2)	12,660	3.2	4,423	17,083
Short-term investments, net of allowance	4,270	1.1	293	4,563
Total general account investments	399,031	100.0%	55,264	454,295
Invested assets of other entities and operations(3)	6,042		0	6,042
Total investments	$405,073		$55,264	$460,337

	December 31, 2021
	PFI Excluding Closed Block Division(1)		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$276,868	65.0%	$28,167	$305,035
Public, held-to-maturity, at amortized cost, net of allowance	1,413	0.3	0	1,413
Private, available-for-sale, at fair value	56,660	13.3	10,237	66,897
Private, held-to-maturity, at amortized cost, net of allowance	101	0.1	0	101
Fixed maturities, trading, at fair value	7,473	1.8	1,137	8,610
Assets supporting experience-rated contractholder liabilities, at fair value	3,358	0.8	0	3,358
Equity securities, at fair value	5,587	1.3	2,288	7,875
Commercial mortgage and other loans, at book value, net of allowance	49,146	11.6	8,241	57,387
Policy loans, at outstanding balance	6,571	1.5	3,815	10,386
Other invested assets, net of allowance(2)	12,485	2.9	4,358	16,843
Short-term investments, net of allowance	6,043	1.4	557	6,600
Total general account investments	425,705	100.0%	58,800	484,505
Invested assets of other entities and operations(3)	7,694		0	7,694
Total investments	$433,399		$58,800	$492,199
__________
(1)    Excludes “Assets held-for-sale” of $36,701 million and $40,669 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Statements for additional information.
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first three months of 2022 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of both March 31, 2022 and December 31, 2021, 48% of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$135,391	$146,600
Public, held-to-maturity, at amortized cost, net of allowance	1,340	1,413
Private, available-for-sale, at fair value	19,977	21,079
Private, held-to-maturity, at amortized cost, net of allowance	92	101
Fixed maturities, trading, at fair value	760	839
Assets supporting experience-rated contractholder liabilities, at fair value	3,184	3,328
Equity securities, at fair value	2,033	2,187
Commercial mortgage and other loans, at book value, net of allowance	19,754	19,969
Policy loans, at outstanding balance	2,654	2,726
Other invested assets(1)	4,471	4,203
Short-term investments, net of allowance	194	692
Total Japanese general account investments	$189,850	$203,137
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first three months of 2022 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by net business inflows and the reinvestment of net investment income.

As of March 31, 2022, our Japanese insurance operations had $88.1 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $75.6 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2021, our Japanese insurance operations had $92.5 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $80.2 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $4.4 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2021 was primarily attributable to an increase in U.S. interest rates partially offset by reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $7.6 billion and $8.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of March 31, 2022 and December 31, 2021, respectively. The $0.4 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2021 was primarily attributable to run-off of the portfolio and an increase in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Three Months Ended March 31, 2022
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.47%	$1,782	2.67%	$966	3.61%	$2,748	$337	$3,085
Assets supporting experience-rated contractholder liabilities	2.67	123	1.07	9	2.43	132	0	132
Equity securities	1.23	10	0.81	4	1.07	14	11	25
Commercial mortgage and other loans	3.65	327	3.61	178	3.64	505	80	585
Policy loans	4.76	46	3.95	26	4.42	72	54	126
Short-term investments and cash equivalents	0.51	15	2.11	3	0.58	18	1	19
Gross investment income	3.96	2,303	2.74	1,186	3.44	3,489	483	3,972
Investment expenses	(0.14)	(71)	(0.14)	(60)	(0.14)	(131)	(30)	(161)
Investment income after investment expenses	3.82%	2,232	2.60%	1,126	3.30%	3,358	453	3,811
Other invested assets(3)		379		74		453	101	554
Investment results of other entities and operations(4)		(7)		0		(7)	0	(7)
Total investment income		$2,604		$1,200		$3,804	$554	$4,358

	Three Months Ended March 31, 2021
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.51%	$1,787	2.67%	$969	3.63%	$2,756	$364	$3,120
Assets supporting experience-rated contractholder liabilities	2.84	148	1.14	9	2.61	157	0	157
Equity securities	0.87	7	0.80	4	0.84	11	12	23
Commercial mortgage and other loans	3.84	342	3.73	186	3.80	528	85	613
Policy loans	4.95	51	4.76	35	4.87	86	58	144
Short-term investments and cash equivalents	0.30	8	0.34	1	0.30	9	0	9
Gross investment income	4.02	2,343	2.76	1,204	3.48	3,547	519	4,066
Investment expenses	(0.14)	(70)	(0.13)	(56)	(0.13)	(126)	(31)	(157)
Investment income after investment expenses	3.88%	2,273	2.63%	1,148	3.35%	3,421	488	3,909
Other invested assets(3)		256		93		349	98	447
Investment results of other entities and operations(4)		26		0		26	0	26
Total investment income		$2,555		$1,241		$3,796	$586	$4,382
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
(5)The total yield was 3.36% and 3.42% for the three months ended March 31, 2022 and 2021, respectively.
(6)The denominator in the yield percentage includes “Assets held-for-sale”. See Note 1 of the Unaudited Interim Consolidated Statement for additional information.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily the result of fixed income reinvestment rates remaining lower than the portfolio yield.

The decrease in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily the result of fixed income reinvestment rates remaining lower than the portfolio yield.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $61.3 billion and $57.4 billion for the three months ended March 31, 2022 and 2021, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $7.1 billion and $8.5 billion for the three months ended March 31, 2022 and 2021, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(42)	$11
Write-downs on fixed maturities(1)	(1)	0
Net gains (losses) on sales and maturities	(336)	1,050
Fixed maturity securities(2)	(379)	1,061
(Addition to) release of allowance for credit losses on loans	3	9
Net gains (losses) on sales and maturities	0	1
Commercial mortgage and other loans	3	10
Derivatives	(109)	842
OTTI losses on other invested assets recognized in earnings	0	(9)
(Addition to) release of allowance for credit losses on other invested assets	(2)	(1)
Other net gains (losses)	3	65
Other	1	55
Subtotal	(484)	1,968
Investment results of other entities and operations(3)	68	39
Total — PFI excluding Closed Block Division	(416)	2,007
Related adjustments(4)	(605)	(713)
Realized investment gains (losses), net, and related adjustments	(1,021)	1,294
Charges related to realized investment gains (losses), net	(339)	(239)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$(1,360)	$1,055
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(35)	$(7)
Write-downs on fixed maturities(1)	(5)	0
Net gains (losses) on sales and maturities	8	161
Fixed maturity securities(2)	(32)	154
(Addition to) release of allowance for credit losses on loans	1	1
Net gains (losses) on sales and maturities	0	0
Commercial mortgage and other loans	1	1
Derivatives	140	(82)
Other net gains (losses)	(9)	(1)
Other	(9)	(1)
Subtotal — Closed Block Division	100	72
Consolidated PFI realized investment gains (losses), net	$(316)	$2,079
__________
(1)Amounts represent securities actively marketed for sale.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.
(4)Prior period amount has been updated to conform to current period presentation.

Net losses on sales and maturities of fixed maturity securities were $336 million for the first quarter of 2022 primarily driven by relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $1,050 million for the first quarter of 2021 primarily driven by sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments.

Net realized losses on derivative instruments of $109 million, for the first quarter of 2022 primarily included:

•$1,425 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates;
•$113 million of losses on foreign currency hedges due to Japanese yen depreciation versus the U.S. dollar; and
•$18 million of losses on credit default swaps due to spreads widening.

Partially offsetting these losses were:

•$1,350 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$124 million of gains on capital hedges due to decreases in equity indices.

Net realized gains on derivative instruments of $842 million, for the first quarter of 2021 primarily included:

•$2,874 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Partially offsetting these gains were:

•$1,727 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates; and
•$331 million of losses on capital hedges due to increase in equity indices.

For a discussion of living benefit guarantees and related hedge positions in our Individual Annuities segment, see “—Results of Operations by Segment—U.S. Businesses—Individual Annuities” above.

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Market experience updates” and “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 13 for additional details on adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the first quarter of 2022 and 2021 reflect net related adjustments of $(605) million and $(713) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the first quarter of 2022 and 2021 reflect net charges of $339 million and $239 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves.

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

For LPs/LLCs accounted for using the equity method and for wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. For additional information regarding our OTTI policies, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19

We believe our investment portfolio has been diligently constructed with a strong focus on ALM discipline, risk management, and capital preservation. Throughout the COVID-19 pandemic, our portfolio has remained resilient, bolstered by our portfolio construction, investment strategy and our experience in managing highly specialized asset classes throughout credit cycles. The economy continues to recover and remains on a path to re-opening. Credit migration and defaults were low in 2021 and have remained limited in 2022. The sectors most impacted from COVID-19 have started to recover but could be influenced by periods of volatility due to variants emerging. We continue to monitor our portfolio for potential credit issues and opportunities as part of our overall portfolio and risk management process.
Russia and Ukraine Exposure

As of March 31, 2022, our consolidated direct investment exposure in Russia and Ukraine was approximately $58 million and $0 million, respectively, based on amortized cost. In April 2022, we divested all of our holdings in Russian sovereign and state-owned enterprises and have no direct investment exposure in either country as of the date of this filing.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	March 31, 2022					December 31, 2021
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$38,023	$1,081	$1,197	$1	$37,906	$37,669	$3,362	$175	$1	$40,855
Consumer non-cyclical	30,897	1,529	1,161	1	31,264	30,345	3,675	182	0	33,838
Utility	24,104	1,138	712	26	24,504	23,617	3,076	114	21	26,558
Capital goods	15,257	569	625	10	15,191	14,556	1,352	85	9	15,814
Consumer cyclical	10,656	493	313	0	10,836	10,504	1,049	52	0	11,501
Foreign agencies	5,115	304	101	11	5,307	5,204	603	21	0	5,786
Energy	11,275	619	255	0	11,639	11,487	1,336	60	0	12,763
Communications	6,597	542	231	55	6,853	6,524	1,041	53	39	7,473
Basic industry	6,589	316	232	2	6,671	6,385	662	41	1	7,005
Transportation	9,487	460	316	19	9,612	9,532	997	69	19	10,441
Technology	4,845	110	209	3	4,743	4,723	274	41	3	4,953
Industrial other	4,457	180	230	0	4,407	4,340	540	35	0	4,845
Total corporate securities	167,302	7,341	5,582	128	168,933	164,886	17,967	928	93	181,832
Foreign government(2)	79,635	8,656	1,313	8	86,970	82,752	11,741	521	1	93,971
Residential mortgage-backed(3)	2,403	56	56	0	2,403	2,451	117	13	0	2,555
Asset-backed	8,645	111	68	0	8,688	8,678	114	10	0	8,782
Commercial mortgage-backed	8,365	87	135	0	8,317	8,434	459	15	0	8,878
U.S. Government	20,327	2,997	448	0	22,876	20,747	5,133	21	0	25,859
State & Municipal	10,194	787	150	0	10,831	9,992	1,667	8	0	11,651
Total fixed maturities, available-for-sale(4)	$296,871	$20,035	$7,752	$136	$309,018	$297,940	$37,198	$1,516	$94	$333,528
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of March 31, 2022 and December 31, 2021, based on amortized cost, 88% and 89%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing more than 4% of the balance, respectively.
(3)As of both March 31, 2022 and December 31, 2021, based on amortized cost, 97% were rated A or higher.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excludes “Assets held-for-sale” of $12,761 million (amortized cost of $13,142 million) as of March 31, 2022 and $13,569 million (amortized cost of $13,145 million) as of December 31, 2021, respectively. Unrealized gains of $143 million and $572 million, unrealized losses of $523 million and $147 million and the allowance for credit losses of $1 million and $1 million as of March 31, 2022 and December 31, 2021, respectively, related to these held for sale assets are also excluded from the presentation. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The decrease in net unrealized gains from December 31, 2021 to March 31, 2022 was primarily due to an increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	March 31, 2022					December 31, 2021
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$464	$41	$0	$505	$4	$486	$49	$0	$535	$5
Basic industry	8	0	0	8	0	9	0	0	9	0
Total corporate securities	472	41	0	513	4	495	49	0	544	5
Foreign government(2)	789	191	0	980	0	833	221	0	1,054	0
Residential mortgage-backed(3)	175	11	0	186	0	191	14	0	205	0
Total fixed maturities, held-to-maturity	$1,436	$243	$0	$1,679	$4	$1,519	$284	$0	$1,803	$5
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both March 31, 2022 and December 31, 2021, based on amortized cost, 97% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of both March 31, 2022 and December 31, 2021, based on amortized cost, all were rated A or higher.
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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2022					December 31, 2021
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$204,995	$16,546	$4,221	$0	$217,320	$207,926	$28,904	$666	$0	$236,164
2	72,347	2,970	2,635	0	72,682	70,437	7,283	408	0	77,312
Subtotal High or Highest Quality Securities(4)	277,342	19,516	6,856	0	290,002	278,363	36,187	1,074	0	313,476
3	12,772	305	566	0	12,511	12,279	716	235	0	12,760
4	4,812	142	222	11	4,721	5,475	194	140	9	5,520
5	1,514	47	82	40	1,439	1,389	68	47	27	1,383
6	431	25	26	85	345	434	33	20	58	389
Subtotal Other Securities(5) (6)	19,529	519	896	136	19,016	19,577	1,011	442	94	20,052
Total fixed maturities, available-for-sale(7)	$296,871	$20,035	$7,752	$136	$309,018	$297,940	$37,198	$1,516	$94	$333,528
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of March 31, 2022 and December 31, 2021, 698 securities with amortized cost of $5,798 million (fair value, $5,457 million) and 617 securities with amortized cost of $4,547 million (fair value, $4,596 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of March 31, 2022, includes gross unrealized losses of $577 million on public fixed maturities and $319 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2021, includes gross unrealized losses of $295 million on public fixed maturities and $147 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of March 31, 2022, includes $231,318 million of public fixed maturities and $46,024 million of private fixed maturities and, as of December 31, 2021, includes $234,323 million of public fixed maturities and $44,040 million of private fixed maturities.
(5)On an amortized cost basis, as of March 31, 2022, includes $10,276 million of public fixed maturities and $9,253 million of private fixed maturities and, as of December 31, 2021, includes $9,824 million of public fixed maturities and $9,753 million of private fixed maturities.
(6)On an amortized cost basis, as of March 31, 2022, securities considered below investment grade based on low issue composite ratings total $16,463 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
(7)Excludes “Assets held-for-sale” of $12,761 million and $13,569 million at fair value as of March 31, 2022 and December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2022					December 31, 2021
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,350	$235	$0	$1,585	$3	$1,428	$276	$0	$1,704	$3
2	86	8	0	94	1	91	8	0	99	2
Subtotal High or Highest Quality Securities(3)	1,436	243	0	1,679	4	1,519	284	0	1,803	5
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,436	$243	$0	$1,679	$4	$1,519	$284	$0	$1,803	$5
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both March 31, 2022 and December 31, 2021, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of March 31, 2022, includes $1,344 million of public fixed maturities and $92 million of private fixed maturities and, as of December 31, 2021, includes $1,418 million of public fixed maturities and $101 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	March 31, 2022				December 31, 2021
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,836	$6,847	$8,354	$8,307	$7,180	$7,225	$8,423	$8,867
AA	1,706	1,683	0	0	1,395	1,395	0	0
A	13	13	2	2	12	12	2	2
BBB	21	21	9	8	18	20	9	9
BB and below	69	124	0	0	73	130	0	0
Total(4)	$8,645	$8,688	$8,365	$8,317	$8,678	$8,782	$8,434	$8,878
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2022, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by home equity and other asset types.
(3)As of both March 31, 2022 and December 31, 2021, based on amortized cost, more than 99%, were securities with vintages of 2013 or later.
(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations. Also excludes “Assets held-for-sale” of $1,323 million and $921 million at fair value of asset-backed securities and commercial mortgage-backed securities, as of March 31, 2022, and $1,391 million and $1,024 million at fair value of asset-backed securities and commercial mortgage-backed securities, as of December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2022		December 31, 2021
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,106	$6,117	$6,361	$6,388
AA	1,606	1,584	1,295	1,292
A	12	12	10	10
BBB	13	13	10	10
BB and below	12	12	8	8
Total(2)(3)	$7,749	$7,738	$7,684	$7,708
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of March 31, 2022, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both March 31, 2022 and December 31, 2021.
(3)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations. Also excludes “Assets held-for-sale” of $1,216 million and $1,277 million at fair value as of March 31, 2022 and December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
Commercial mortgage and agricultural property loans	$50,295	$48,550
Uncollateralized loans	534	561
Residential property loans	59	67
Other collateralized loans	117	70
Total recorded investment gross of allowance(1)	51,005	49,248
Allowance for credit losses	(105)	(102)
Total net commercial mortgage and other loans(2)	$50,900	$49,146
__________
(1)As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both March 31, 2022 and December 31, 2021, respectively.
(2)Excluded from the table above are commercial mortgage and other loans held outside the general account in other entities and operations. For additional information regarding commercial mortgage and other loans held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excluded are “Assets held-for-sale” of $4,871 million net of allowance for credit losses of $10 million as of March 31, 2022, and $6,565 million net of allowance for credit losses of $15 million as of December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

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

Other collateralized loans include mezzanine real estate debt investments and consumer loans.

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	March 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$18,332	36.4%	$17,744	36.5%
South Atlantic	7,728	15.4	7,570	15.6
Middle Atlantic	5,508	11.0	5,179	10.7
East North Central	2,486	4.9	2,490	5.1
West South Central	5,347	10.6	4,965	10.2
Mountain	2,192	4.4	2,203	4.5
New England	1,416	2.8	1,409	2.9
West North Central	462	0.9	468	1.0
East South Central	1,209	2.4	1,099	2.3
Subtotal-U.S.	44,680	88.8	43,127	88.8
Europe	3,476	6.9	3,308	6.8
Asia	895	1.8	919	1.9
Other	1,244	2.5	1,196	2.5
Total commercial mortgage and agricultural property loans(2)	$50,295	100.0%	$48,550	100.0%
__________
(1)Regions as defined by the United States Census Bureau.
(2)Excludes “Assets held-for-sale” of $4,881 million and $6,580 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

	March 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$12,508	24.9%	$11,773	24.3%
Retail	5,118	10.2	5,294	10.9
Office	8,621	17.1	8,454	17.4
Apartments/Multi-Family	14,254	28.3	13,734	28.3
Agricultural properties	4,784	9.6	4,375	9.0
Hospitality	1,566	3.1	1,601	3.3
Other	3,444	6.8	3,319	6.8
Total commercial mortgage and agricultural property loans(1)	$50,295	100.0%	$48,550	100.0%
 __________
(1)Excludes “Assets held-for-sale” of $4,881 million and $6,580 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

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

As of March 31, 2022, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.46 times and a weighted-average loan-to-value ratio of 57%. As of March 31, 2022, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2022, the weighted-average debt service coverage ratio was 2.71 times, and the weighted-average loan-to-value ratio was 65%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.8 billion and $2.3 billion of such loans as of March 31, 2022 and December 31, 2021, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both March 31, 2022 and December 31, 2021, there were less than $1 million, respectively, of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	March 31, 2022
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$22,956	$968	$1,316	$25,240
60%-69.99%	14,922	1,496	531	16,949
70%-79.99%	6,519	542	486	7,547
80% or greater	186	228	145	559
Total commercial mortgage and agricultural property loans(1)	$44,583	$3,234	$2,478	$50,295
 __________
(1)Excludes “Assets held-for-sale” of $4,881 million. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	March 31, 2022
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2022	$1,187	2.4%
2021	7,727	15.4
2020	4,109	8.2
2019	7,803	15.5
2018	7,408	14.7
2017	5,013	10.0
2016	4,768	9.4
2015 & Prior	12,244	24.3
Revolving Loans	36	0.1
Total commercial mortgage and agricultural property loans(1)	$50,295	100.0%
 __________
(1)Excludes “Assets held-for-sale” of $4,881 million. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
Allowance, beginning of year	$102	$207
Addition to (release of) allowance for credit losses	(3)	(87)
Reclassified (to) from “Assets held-for-sale”(1)	6	(15)
Other	0	(3)
Allowance, end of period	$105	$102
________
(1)See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The allowance for credit losses as of March 31, 2022 was relatively unchanged compared to December 31, 2021.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	March 31, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$847	$618	$2	$1,463	$1,158	$699	$0	$1,857
Other Common Stocks	1,961	1,054	55	2,960	2,553	1,073	34	3,592
Non-redeemable Preferred Stocks	103	50	8	145	97	49	8	138
Total equity securities, at fair value(1)	$2,911	$1,722	$65	$4,568	$3,808	$1,821	$42	$5,587
__________
(1)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets”. Excludes “Assets held-for-sale” of $201 million and $322 million at fair value as of March 31, 2022 and December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, including “Assets held-for-sale” still held at period end, recorded within “Other income (loss),” was $(145) million and $230 million during the three months ended March 31, 2022 and 2021, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$5,561	$5,163
Hedge funds	2,076	2,044
Real estate-related	1,608	1,487
Subtotal equity method	9,245	8,694
Fair value:
Private equity	1,068	1,124
Hedge funds	1,053	1,078
Real estate-related	35	34
Subtotal fair value	2,156	2,236
Total LPs/LLCs	11,401	10,930
Real estate held through direct ownership(1)	927	889
Derivative instruments	97	337
Other(2)	235	329
Total other invested assets(3)	$12,660	$12,485
__________
(1)As of March 31, 2022 and December 31, 2021, real estate held through direct ownership had mortgage debt of $303 million and $274 million, respectively.
(2)Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Banks of New York and Boston. For additional information regarding our holdings in the Federal Home Loan Banks of New York and Boston, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(3)Excludes “Assets held-for-sale” of $122 million and $104 million as of March 31, 2022 and December 31, 2021, respectively. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

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

	March 31, 2022	December 31, 2021
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$459	$478
Fixed maturities, trading, at fair value(1)	184	213
Equity securities, at fair value	656	699
Commercial mortgage and other loans, at book value(2)	257	1,279
Other invested assets	4,457	4,990
Short-term investments	29	35
Total investments	$6,042	$7,694
__________
(1)As of March 31, 2022 and December 31, 2021, balances include investments in CLOs with fair value of $308 million and $329 million, respectively.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

From the beginning of 2022 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In February, we issued $1.0 billion of junior subordinated notes. We intend to use these proceeds for general corporate purposes, which may include the redemption or repurchase of our $1.0 billion of junior subordinated notes due in 2042.
•In April, we completed the sale of our Full Service Retirement business and generated a transaction value of approximately $2.8 billion, subject to customary post-closing adjustments, which included cash consideration received for the sale of PRIAC, ceding commission for the reinsured business and capital available to be released from PICA. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
•In April, we completed the sale of a portion of our in-force traditional variable annuities block of business through the sale of all the equity interests in PALAC and generated a transaction value of approximately $2.6 billion, subject to customary post-closing adjustments, which included cash consideration received, net capital released and a tax benefit. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of March 31, 2022, the Company had $53.4 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	March 31, 2022	December 31, 2021
	(in millions)
Equity(1)	$39,773	$40,552
Junior subordinated debt (including hybrid securities)	8,607	7,619
Other capital debt	4,978	5,073
Total capital	$53,358	$53,244
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

The table below presents the RBC ratios of our most significant domestic insurance subsidiaries as of December 31, 2021, the most recent statutory fiscal year-end and RBC reporting date for these subsidiaries.

Ratio(1)
PICA(2)	456%
Prudential Annuities Life Assurance Corporation (“PALAC”)	506%
Composite Major U.S. Insurance Subsidiaries(3)	458%
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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of December 31, 2021, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	840%
Gibraltar Life consolidated(2)	977%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations; however, market conditions could negatively impact the statutory capital of our insurance companies and constrain our overall capital flexibility. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our use of captive reinsurance companies.

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

In November 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022.

In general, the timing and amount of share repurchases are determined by management based on market conditions and other considerations, including compliance with applicable laws and any increased capital needs of our businesses due to, among other things, credit migration and losses in our investment portfolio, changes in regulatory capital requirements and opportunities for growth and acquisitions. Repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the three months ended March 31, 2022.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2022	$1.20	$462	3.3	$375

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

As of March 31, 2022, Prudential Financial had highly liquid assets with a carrying value totaling $4,645 million, an increase of $419 million from December 31, 2021. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $3,596 million as of March 31, 2022, an increase of $43 million from December 31, 2021.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Highly Liquid Assets, beginning of period	$3,553	$5,560
Dividends and/or returns of capital from subsidiaries(1)	431	508
Affiliated (borrowings)/loans - (capital activities)	394	0
Capital contributions to subsidiaries(2)	(882)	(26)
Total Business Capital Activity	(57)	482
Share repurchases(3)	(364)	(359)
Common stock dividends(4)	(466)	(471)
Business dispositions	0	0
Total Share Repurchases, Dividends and Business Disposition Activity	(830)	(830)
Proceeds from the issuance of debt	990	0
Repayments of debt	0	0
Total Debt Activity	990	0
Proceeds from stock-based compensation and exercise of stock options	109	86
Net income tax receipts & payments	433	16
Interest paid on external debt	(206)	(210)
Affiliated (borrowings)/loans - (operating activities)(5)	(159)	(34)
Swap terminations	(22)	(19)
Other, net	(215)	(125)
Total Other Activity	(60)	(286)
Net increase/(decrease) in highly liquid assets	43	(634)
Highly Liquid Assets, end of period	$3,596	$4,926
__________
(1)2022 includes $338 million from Prudential Annuities Holding Company, $89 million from PGIM subsidiaries, and $5 million from other subsidiaries. 2021 includes $210 million from Prudential Annuities Holding Company, $186 million from PGIM subsidiaries, and $112 million from international insurance and investment subsidiaries.
(2)2022 includes capital contributions of $780 million to an international reinsurance subsidiary and $102 million to international insurance subsidiaries. The majority of the capital contribution to our international reinsurance subsidiary was to fund the payment of ceding commissions to our domestic insurance subsidiaries. 2021 includes $17 million to international insurance subsidiaries and $9 million to PGIM subsidiaries.
(3)Excludes cash payments made on trades that settled in the subsequent period.

(4)Includes cash payments made on dividends declared in prior periods.
(5)Represent loans to and from subsidiaries to support business operating needs.
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first three months of 2022, Prudential Financial received dividends of $338 million from Prudential Annuities Holding Company, of which $306 million was from PALAC. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first three months of 2022, Prudential Financial did not receive dividends from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first three months of 2022, Prudential Financial received dividends and returns of capital of $89 million from PGIM subsidiaries and dividends of $5 million from other subsidiaries.
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

With respect to our domestic insurance subsidiaries, PICA is permitted to pay ordinary dividends based on calculations specified under New Jersey insurance law, subject to prior notification to the New Jersey Department of Banking and Insurance (“NJDOBI”). Any distributions above this amount in any twelve-month period are considered to be “extraordinary” dividends, and the approval of the NJDOBI is required prior to payment. The laws regulating dividends of the states where our other domestic insurance companies are domiciled are similar, but not identical, to those of New Jersey.

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

See Note 19 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, for information on specific dividend restrictions.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2022
	Prudential Insurance(1)	PLIC	PRIAC(2)	PALAC(2)	Pruco Life	Total	December 31, 2021
	(in billions)
Cash and short-term investments	$5.4	$1.0	$0.2	$1.7	$1.9	$10.2	$14.0
Fixed maturity investments(3):
High or highest quality	124.4	31.9	21.7	8.0	14.4	200.4	214.9
Other than high or highest quality	8.7	3.3	0.9	0.6	1.3	14.8	16.2
Subtotal	133.1	35.2	22.6	8.6	15.7	215.2	231.1
Public equity securities, at fair value	0.5	2.1	0.3	0.2	0.0	3.1	4.2
Total	$139.0	$38.3	$23.1	$10.5	$17.6	$228.5	$249.3
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)In April 2022, the Company completed the sale of its equity interests in both PRIAC and PALAC. See Note 1 to the Unaudited Consolidated Financial Statements for more information about these dispositions.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	March 31, 2022
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2021
	(in billions)
Cash and short-term investments	$1.0	$2.4	$1.5	$4.9	$4.9
Fixed maturity investments(3):
High or highest quality(4)	38.0	80.4	9.4	127.8	138.0
Other than high or highest quality	0.8	2.1	2.5	5.4	5.0
Subtotal	38.8	82.5	11.9	133.2	143.0
Public equity securities	2.3	1.9	0.2	4.4	4.5
Total	$42.1	$86.8	$13.6	$142.5	$152.4
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of March 31, 2022, $95.3 billion, or 75%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Annuities’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of March 31, 2022, the derivatives comprising the hedging portion of our Individual Annuities’ ALM strategy and capital hedge program were in a net post position of $6.9 billion compared to a net post position of $5.5 billion as of December 31, 2021. The change in collateral position was primarily driven by the impact of increasing interest rates partially offset by equity market depreciation.

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

	Three Months Ended March 31,
Cash Settlements: Received (Paid)	2022	2021
	(in millions)
Income Hedges (External)(1)	$11	$8
Equity Hedges:
Internal(2)	161	100
External	(131)	7
Total Equity Hedges	30	107
Total Cash Settlements	$41	$115

Assets (Liabilities):	March 31, 2022	December 31, 2021
	(in millions)
Income Hedges (External)(3)	$(27)	$47
Equity Hedges:
Internal(2)	1,047	955
External	75	(20)
Total Equity Hedges(4)	1,122	935
Total Assets (Liabilities)	$1,095	$982
__________
(1)Includes non-yen related cash settlements of $3 million, primarily denominated in Chilean Peso, Brazilian real, and Australian dollar, and $5 million, primarily denominated in Brazilian real, Australian dollar, and Chilean Peso for the three months ended March 31, 2022 and 2021, respectively.

(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related liabilities of $(38) million, primarily denominated in Brazilian real, Australian dollar and Chilean Peso as of March 31, 2022 and assets of $28 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2021.
(4)As of March 31, 2022, approximately $198 million, $581 million, $237 million and $106 million of the net market values are scheduled to settle in 2022, 2023, 2024, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The principal sources of liquidity for our seed and co-investments held in our PGIM businesses are cash flows from investments, borrowing lines from internal sources, including Prudential Financial and Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of PICA, and external sources, including PGIM’s limited-recourse credit facility. The principal uses of liquidity for our seed and co-investments include making investments to support business growth and paying interest expense from the internal and external borrowings used to fund those investments. The primary liquidity risks include the inability to sell assets in a timely manner, declines in the value of assets and credit defaults. There have been no material changes to the liquidity position of our PGIM operations since December 31, 2021.

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Banks, commercial paper programs, and contingent financing facilities in the form of a put option agreement and facility agreement. For more information on these sources of liquidity, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	March 31, 2022			December 31, 2021
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,235	$2,850	$9,085	$7,393	$2,792	$10,185
Cash collateral for loaned securities(1)	4,698	73	4,771	4,168	82	4,250
Securities sold but not yet purchased	2	0	2	3	0	3
Total(2)(3)	$10,935	$2,923	$13,858	$11,564	$2,874	$14,438
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$10,113	$2,923	$13,036	$10,637	$2,874	$13,511
Weighted average maturity, in days(4)	18	N/A		31	N/A
__________
(1)Excludes “Liabilities held-for-sale” of $205 million and $0 million as of March 31, 2022 and December 31, 2021, respectively.
(2)The daily weighted average outstanding balance for the three months ended March 31, 2022 was $11,052 million for PFI excluding the Closed Block division, and $3,051 million for the Closed Block division.
(3)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(4)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of March 31, 2022, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $124.3 billion, of which $13.5 billion were on loan. Taking into account market conditions and outstanding loan balances as of March 31, 2022, we believe approximately $14.5 billion of the remaining eligible assets are readily lendable, including approximately $10.1 billion relating to PFI excluding the Closed Block division, of which $2.8 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $4.4 billion relating to the Closed Block division.

Financing Activities

As of March 31, 2022, total short-term and long-term debt of the Company on a consolidated basis was $20.2 billion, an increase of $0.9 billion from December 31, 2021. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	March 31, 2022			December 31, 2021
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$364	$389	$25	$395	$420
Current portion of long-term debt	0	0	0	0	0	0
Other short-term debt	0	0	0	0	98	98
Subtotal	25	364	389	25	493	518
General obligation long-term debt:
Senior debt	10,112	173	10,285	10,109	173	10,282
Junior subordinated debt	8,556	51	8,607	7,564	54	7,618
Surplus notes(1)	0	344	344	0	344	344
Subtotal	18,668	568	19,236	17,673	571	18,244
Total general obligations	18,693	932	19,625	17,698	1,064	18,762
Limited and non-recourse borrowings(2):
Short-term debt	0	5	5	0	7	7
Current portion of long-term debt	0	150	150	0	197	197
Long-term debt	0	453	453	0	378	378
Total limited and non-recourse borrowings	0	608	608	0	582	582
Total borrowings	$18,693	$1,540	$20,233	$17,698	$1,646	$19,344
__________
(1)Amounts are net of assets under set-off arrangements of $10,791 million and $10,691 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $303 million and $274 million as of March 31, 2022 and December 31, 2021, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both March 31, 2022 and December 31, 2021.

As of March 31, 2022, and December 31, 2021, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information on the Company’s short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Prudential Financial’s consolidated borrowings increased $889 million from December 31, 2021, primarily driven by a $995 million increase in Prudential Financial borrowings and a $106 million decrease in subsidiary borrowings. On February 28, 2022, the Company issued $1 billion in aggregate principal amount of 5.125% junior subordinated notes due in March 2052.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of March 31, 2022, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,600 million, of which $12,821 million was outstanding, as compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding, as of December 31, 2021. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of March 31, 2022.

	Surplus Notes		Outstanding as of March 31, 2022
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2022-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2022-2034	2,130	(2)	2,150
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	875		1,200
Total Credit-Linked Note Structures			$12,821		$14,600
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $500 million.
(2)The $2,130 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.
As of March 31, 2022, we also had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which $1,125 million relates to Regulation XXX reserves and $1,900 million relates to Guideline AXXX reserves. In addition, as of March 31, 2022, for purposes of financing Guideline AXXX reserves, one of our captives had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Off-Balance Sheet Arrangements

See additional information on off-balance sheet arrangements in Note 9 and other commitments in Note 14 to the Unaudited Interim Consolidated Financial Statements.

In 2014, Prudential Financial entered into financing transactions, pursuant to which it issued $500 million of limited-recourse notes and, in return, obtained $500 million of asset-backed notes from a Delaware master trust and ultimately contributed the asset-backed notes to its subsidiary, PRIAC. As of March 31, 2022, no principal payments have been received or are currently due on the asset-backed notes and, as a result, there was no payment obligation under the limited-recourse notes. Accordingly, none of the notes are reflected in the Company’s Unaudited Interim Consolidated Financial Statements as of that date. As a result of the Company’s sale of its Full Service Retirement business to Great-West, which included the sale of all of the outstanding equity interests of PRIAC, the $500 million of limited-recourse notes were canceled as of April 1, 2022.

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

Ratings

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ratings” in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our financial strength and credit ratings and their impact on our business.

There have been no significant changes or actions in ratings or ratings outlooks for the Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2021. On April 1, 2022 Prudential completed the previously announced sales of PALAC to Fortitude Group Holdings, LLC and PRIAC to Great-West Life & Annuity Insurance Company. As a result, PALAC and PRIAC will no longer fall under Prudential Financial’s group ratings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2022, there have been no material changes in our economic exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2022, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
January 1, 2022 through January 31, 2022	1,116,195	$112.82	1,108,186
February 1, 2022 through February 28, 2022	2,084,317	$116.86	1,080,358
March 1, 2022 through March 31, 2022	1,116,160	$112.37	1,112,310
Total	4,316,672		3,300,854	$1,125,000,000
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan.
(2)In November 2021, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022.

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 8, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 10, 2020 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POT	Prudential Life Insurance Company of Taiwan Inc.
Company	Prudential Financial, Inc. and its subsidiaries	PRIAC	Prudential Retirement Insurance and Annuity Company
PALAC	Prudential Annuities Life Assurance Corporation	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.

Defined Terms

Board	Prudential Financial's Board of Directors	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Exchange Act	The Securities Exchange Act of 1934	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Fitch	Fitch Ratings Inc.	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fortitude	Fortitude Group Holdings, LLC	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Great-West	Great-West Life & Annuity Insurance Company	S&P	Standard & Poor's Rating Services
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Generally accepted accounting principles in the United States of America
Moody's	Moody's Investors Service, Inc.	Variable Profits	Assurance IQ’s achievement of certain targets for gross revenues net of associated selling expenses

Acronyms

ACL	Allowance for Credit Losses	MRB	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NOLs	Net Operating Losses
AUD	Australian Dollar	NPR	Non-Performance Risk
bps	Basis Points	OCI	Other Comprehensive Income (Loss)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	ODL	Overall Domestic Losses
CECL	Current Expected Credit Loss	OTC	Over-The-Counter
CLO	Collateralized Loan Obligations	OTTI	Other-Than-Temporary Impairments
COVID-19	2019 Novel Coronavirus	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	RAF	Risk Appetite Framework
DSI	Deferred Sales Inducements	RBC	Risk-Based Capital
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SVO	Securities Valuation Office
FHLBNY	Federal Home Loan Bank of New York	TBA	To Be Announced
FSA	Financial Services Agency (an agency of the Japanese government)	TCJA	Tax Cuts and Jobs Act
GICs	Guaranteed Investment Contracts	TDR	Troubled Debt Restructuring
GILTI	Global Intangible Low-Taxed Income	URR	Unearned Revenue Reserve
GMDB	Guaranteed Minimum Death Benefits	U.S.	The United States of America
HDI	Highest Daily Lifetime Income	USD	U.S. Dollar
LIBOR	London Inter-Bank Offered Rate	VIEs	Variable Interest Entities
LPs/LLCs	Limited Partnerships and Limited Liability Companies	VOBA	Value of Business Acquired
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 5, 2022