Form 10-Q
period 2022-06-30
PRUDENTIAL FINANCIAL INC
filed 2022-08-05
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
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

As of July 31, 2022, 372 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2022 and December 31, 2021 (in millions, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2022-$109; 2021-$114) (amortized cost: 2022-$319,003; 2021-$333,459)(1)	$306,655	$372,410
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2022-$3; 2021-$5) (fair value: 2022-$1,475; 2021-$1,803)(1)	1,280	1,514
Fixed maturities, trading, at fair value (amortized cost: 2022-$7,354; 2021-$8,741)(1)	6,272	8,823
Assets supporting experience-rated contractholder liabilities, at fair value	2,785	3,358
Equity securities, at fair value (cost: 2022-$4,502; 2021-$5,815)(1)	6,402	8,574
Commercial mortgage and other loans (net of $196 and $119 allowance for credit losses; includes $303 and $1,263 of loans measured at fair value under the fair value option at June 30, 2022 and December 31, 2021, respectively)(1)	56,840	58,666
Policy loans	10,024	10,386
Other invested assets (net of $1 and $2 allowance for credit losses; includes $6,743 and $8,046 of assets measured at fair value at June 30, 2022 and December 31, 2021, respectively)(1)	21,310	21,833
Short-term investments (net of allowance for credit losses: 2022-$0; 2021-$0)	6,828	6,635
Total investments	418,396	492,199
Cash and cash equivalents(1)	14,359	12,888
Accrued investment income(1)	2,798	2,855
Deferred policy acquisition costs	18,632	18,192
Value of business acquired	571	771
Income tax assets	696	0
Assets held-for-sale(2)	0	153,793
Other assets (net of allowance for credit losses: 2022-$21; 2021-$19)(1)	34,534	10,739
Separate account assets	205,613	246,145
TOTAL ASSETS	$695,599	$937,582
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$275,096	$290,784
Policyholders’ account balances	130,352	122,633
Policyholders’ dividends	2,256	8,731
Securities sold under agreements to repurchase	8,006	10,185
Cash collateral for loaned securities	5,741	4,251
Income tax liabilities	0	9,513
Short-term debt	558	722
Long-term debt	19,612	18,622
Liabilities held-for-sale(2)	0	151,359
Other liabilities (including allowance for credit losses: 2022-$18; 2021-$21 )(1)	19,215	11,755
Notes issued by consolidated variable interest entities(1)	232	274
Separate account liabilities	205,613	246,145
Total liabilities	666,681	874,974
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both June 30, 2022 and December 31, 2021)	6	6
Additional paid-in capital	25,661	25,732
Common Stock held in treasury, at cost (293,684,307 and 290,018,851 shares at June 30, 2022 and December 31, 2021, respectively)	(22,391)	(21,838)
Accumulated other comprehensive income (loss)	(10,178)	21,324
Retained earnings	35,137	36,652
Total Prudential Financial, Inc. equity	28,235	61,876
Noncontrolling interests	683	732
Total equity	28,918	62,608
TOTAL LIABILITIES AND EQUITY	$695,599	$937,582
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 1 for details of the assets and liabilities classified as “held-for-sale”.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Six Months Ended June 30, 2022 and 2021 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Premiums	$7,112	$6,779	$15,064	$14,322
Policy charges and fee income	1,551	1,400	3,010	2,890
Net investment income	3,938	4,552	8,296	8,934
Asset management and service fees	987	1,198	2,120	2,374
Other income (loss)	580	1,353	(791)	1,635
Realized investment gains (losses), net	(1,147)	635	(1,463)	2,714
Total revenues	13,021	15,917	26,236	32,869
BENEFITS AND EXPENSES
Policyholders’ benefits	9,612	7,615	18,480	15,725
Interest credited to policyholders’ account balances	665	1,074	834	1,842
Dividends to policyholders	(207)	833	28	1,437
Amortization of deferred policy acquisition costs	581	392	1,428	1,133
General and administrative expenses	2,881	3,230	6,092	6,545
Total benefits and expenses	13,532	13,144	26,862	26,682
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(511)	2,773	(626)	6,187
Total income tax expense (benefit)	11	609	(58)	1,245
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(522)	2,164	(568)	4,942
Equity in earnings of operating joint ventures, net of taxes	(50)	19	(48)	45
NET INCOME (LOSS)	(572)	2,183	(616)	4,987
Less: Income (loss) attributable to noncontrolling interests	(7)	25	(20)	1
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(565)	$2,158	$(596)	$4,986
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(1.53)	$5.44	$(1.62)	$12.47
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(1.53)	$5.40	$(1.62)	$12.39

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2022 and 2021 (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(572)	$2,183	$(616)	$4,987
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(984)	(48)	(1,336)	(729)
Net unrealized investment gains (losses)	(17,740)	5,353	(39,510)	(8,775)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	388	74	453	170
Total	(18,336)	5,379	(40,393)	(9,334)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(3,953)	1,319	(8,890)	(1,857)
Other comprehensive income (loss), net of taxes	(14,383)	4,060	(31,503)	(7,477)
Comprehensive income (loss)	(14,955)	6,243	(32,119)	(2,490)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(7)	27	(21)	(15)
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(14,948)	$6,216	$(32,098)	$(2,475)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2022, and 2021 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$6	$25,732	$36,652	$(21,838)	$21,324	$61,876	$732	$62,608
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(21)	(21)
Stock-based compensation programs		(73)		162		89		89
Dividends declared on Common Stock			(462)			(462)		(462)
Comprehensive income:
Net income (loss)			(31)			(31)	(13)	(44)
Other comprehensive income (loss), net of tax					(17,119)	(17,119)	(1)	(17,120)
Total comprehensive income (loss)						(17,150)	(14)	(17,164)
Balance, March 31, 2022	6	25,659	36,159	(22,051)	4,205	43,978	700	44,678
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(36)	(36)
Stock-based compensation programs		2		35		37		37
Dividends declared on Common Stock			(457)			(457)		(457)
Comprehensive income:
Net income (loss)			(565)			(565)	(7)	(572)
Other comprehensive income (loss), net of tax					(14,383)	(14,383)	0	(14,383)
Total comprehensive income (loss)						(14,948)	(7)	(14,955)
Balance, June 30, 2022	$6	$25,661	$35,137	$(22,391)	$(10,178)	$28,235	$683	$28,918

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$6	$25,584	$30,749	$(19,652)	$30,738	$67,425	$785	$68,210
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(6)	(6)
Stock-based compensation programs		(5)		149		144		144
Dividends declared on Common Stock			(467)			(467)		(467)
Comprehensive income:
Net income (loss)			2,828			2,828	(24)	2,804
Other comprehensive income (loss), net of tax					(11,519)	(11,519)	(18)	(11,537)
Total comprehensive income (loss)						(8,691)	(42)	(8,733)
Balance, March 31, 2021	6	25,579	33,110	(19,878)	19,219	58,036	740	58,776
Common Stock acquired				(875)		(875)		(875)
Contributions from noncontrolling interests							9	9
Distributions to noncontrolling interests							(22)	(22)
Consolidations (deconsolidations) of noncontrolling interests							(118)	(118)
Stock-based compensation programs		65		66		131		131
Dividends declared on Common Stock			(460)			(460)		(460)
Comprehensive income:
Net income (loss)			2,158			2,158	25	2,183
Other comprehensive income (loss), net of tax					4,058	4,058	2	4,060
Total comprehensive income (loss)						6,216	27	6,243
Balance, June 30, 2021	$6	$25,644	$34,808	$(20,687)	$23,277	$63,048	$636	$63,684

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (in millions)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(616)	$4,987
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	1,463	(2,714)
Policy charges and fee income	(1,334)	(1,142)
Interest credited to policyholders’ account balances	834	1,842
Depreciation and amortization	188	45
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	1,080	89
Change in:
Deferred policy acquisition costs	324	(167)
Future policy benefits and other insurance liabilities	4,094	2,663
Income taxes	(1,371)	221
Derivatives, net	(2,301)	(3,466)
Other, net(1)	(859)	(1,296)
Cash flows from (used in) operating activities	1,502	1,062
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	28,636	34,913
Fixed maturities, held-to-maturity	17	144
Fixed maturities, trading	1,206	2,141
Assets supporting experience-rated contractholder liabilities	10,235	9,048
Equity securities	2,535	2,266
Commercial mortgage and other loans	3,004	3,739
Policy loans	869	1,091
Other invested assets	1,155	1,319
Short-term investments	20,616	15,998
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(33,244)	(29,501)
Fixed maturities, trading	(225)	(5,345)
Assets supporting experience-rated contractholder liabilities	(10,592)	(9,727)
Equity securities	(1,361)	(1,923)
Commercial mortgage and other loans	(2,778)	(3,554)
Policy loans	(593)	(676)
Other invested assets	(1,320)	(1,426)
Short-term investments	(20,079)	(14,552)
Dispositions, net of cash disposed(2)	422	132
Derivatives, net	(1,802)	(776)
Other, net	59	(149)
Cash flows from (used in) investing activities	(3,240)	3,162
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	13,969	15,182
Policyholders’ account withdrawals	(12,764)	(15,575)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(483)	(405)
Cash dividends paid on Common Stock	(921)	(926)
Net change in financing arrangements (maturities 90 days or less)	(258)	73
Common Stock acquired	(738)	(1,238)
Common Stock reissued for exercise of stock options	99	113
Proceeds from the issuance of debt (maturities longer than 90 days)	1,024	71
Repayments of debt (maturities longer than 90 days)	(124)	(173)
Other, net(3)	1,660	211
Cash flows from (used in) financing activities	1,464	(2,667)
Effect of foreign exchange rate changes on cash balances	(317)	(217)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	(591)	1,340
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(2)	(2,071)	0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	1,480	1,340
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	12,934	13,855
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$14,414	$15,195

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (in millions)

	Six Months Ended June 30,
	2022	2021
HELD-FOR-SALE CLASSIFICATION(2)
Change in assets classified as held-for-sale	$(153,793)	$0
Change in liabilities classified as held-for-sale	(151,359)	0
Change in net assets classified as held-for-sale	$(2,434)	$0

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$229	$131
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$502	$0
Liabilities assumed	505	0
Net cash received	$3	$0

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$14,359	$15,145
Restricted cash and restricted cash equivalents (included in “Other assets”)	55	50
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$14,414	$15,195
__________
(1)The amount for the six months ended June 30, 2022 includes the recognized gains on the sales of Prudential Annuities Life Assurance Corporation (“PALAC”) and the Full Service Retirement business, which were completed on April 1, 2022. See Note 1 for additional information on these dispositions.
(2)See Note 1 for more information on the dispositions.
(3)The amount for the six months ended June 30, 2022 includes approximately $1.6 billion from a secured borrowing related to the PALAC disposition. See Note 1 for more information.

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

In October 2021, the Company announced the creation of Retirement Strategies, a new U.S. business that would serve the retirement needs of both its institutional and individual customers by bringing the institutional investment and pension solutions offered through the Retirement business together with the financial solutions and capabilities of the Individual Annuities business. As of the second quarter of 2022, this new structure has been fully operationalized; therefore, the results of the former Retirement segment (now known as the “Institutional Retirement Strategies” operating segment) and the former Individual Annuities segment (now known as the “Individual Retirement Strategies” operating segment) have been aggregated into the Retirement Strategies segment. Prior periods have been updated to conform to this new presentation.

Consequently, the Company’s principal operations now consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement Strategies, Group Insurance, Individual Life and Assurance IQ businesses), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

Out of Period Adjustments

In the second quarter of 2022, the Company recorded out of period adjustments within the Individual Life business, resulting in an aggregate net benefit of $125 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the second quarter of 2022. The adjustments included (i) a $230 million benefit from a reduction to cost of reinsurance liabilities related to universal and variable life products; (ii) an $80 million net benefit from a reduction in reserves, partially offset by an increase in cost of reinsurance liabilities, for certain universal and variable universal life products; and (iii) a $185 million charge from an increase in reserves for certain universal life insurance products.

The impact of these out of period adjustments, individually and in the aggregate, was not material to any previously reported quarterly or annual financial statements and is not expected to be material to the 2022 annual financial statements. See Note 13 for additional information on the impact of these adjustments to the Company’s operating segments.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets subsequently rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company’s results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks have manifested, and may continue to manifest, in the Company’s financial statements in the areas of, among others, (i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, VOBA, etc.) and; (ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Business Dispositions

Prudential Annuities Life Assurance Corporation, Representing a Portion of Individual Annuities’ Traditional Variable Annuity Block of Business

On April 1, 2022, the Company completed the sale of Prudential Annuities Life Assurance Corporation (“PALAC”), a wholly owned subsidiary, representing a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC (“Fortitude”). The PALAC block primarily consisted of non-New York traditional variable annuities with guaranteed living benefits that were issued prior to 2011, which constituted approximately $30 billion of Prudential’s total in-force individual annuity account values at the closing of the transaction. The Company, through co-insurance and modified co-insurance agreements, has retained the results of certain variable annuities, indexed annuities, and fixed annuities with a guaranteed lifetime withdrawal income feature issued by PALAC.

The Company recognized a pre-tax gain on sale of $852 million in the second quarter of 2022 within “Other income”. The gain is included in adjusted operating income within the Retirement Strategies segment.

The economics of approximately $1.7 billion of commercial mortgage and other loans and fixed maturities, available-for-sale, held by PALAC, have been transferred to Fortitude via participation agreements. The Company has retained legal ownership and control over the participated assets, and they cannot be freely pledged or exchanged by Fortitude. This transfer did not meet the requirements of sale accounting and is therefore accounted for as a secured borrowing. As a result, these assets continue to be reported on the Company’s Unaudited Consolidated Statements of Financial Position along with the recognition of a corresponding secured borrowing liability in “Other liabilities”.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Full Service Retirement Business

On April 1, 2022, the Company completed the sale of its Full Service Retirement business to Great-West Life & Annuity Insurance Company (“Great-West”), primarily through a combination of (i) the sale of all of the outstanding equity interests of certain legal entities, including Prudential Retirement Insurance and Annuity Company (“PRIAC”); (ii) the ceding of certain insurance policies through reinsurance; and (iii) the sale, transfer and/or novation of certain in-scope contracts and brokerage accounts.

The Company recognized a net pre-tax gain of $690 million in the second quarter of 2022, composed of (i) an $890 million gain recorded in “Other income”; (ii) $150 million of realized losses recorded in “Realized investment gains (losses), net”, related to assets transferred as part of the reinsurance of certain retained policies to Great-West; and (iii) $50 million of indirect expenses and charges recorded in “General and administrative expenses” on the Unaudited Interim Consolidated Statements of Operations. The net gain is excluded from adjusted operating income and reported within Divested Businesses as part of Corporate and Other operations. In addition, the Company recognized a deferred gain of $495 million for the ceding of certain insurance policies through reinsurance to Great-West, which will be recognized in income over the term of the ceded policies. The transaction agreement includes a post-closing adjustment provision. Any such adjustment will be finalized by the fourth quarter of 2022 and could impact the amount of the pre-tax gain referred to above. The Company does not expect that any such adjustment will have a material impact on the Company’s results.

Excluding the gain on sale recognized in the second quarter of 2022, the Full Service Retirement business generated pre-tax income/(loss) of $0 million and ($206) million for the three and six months ended June 30, 2022, respectively, and $84 million and $99 million for the three and six months ended June 30, 2021, respectively. These amounts exclude the impact of overhead costs retained in the Company’s Corporate and Other operations and not transferred to Great-West.

The assets and liabilities of both the Full Service Retirement business and PALAC were classified as held-for-sale prior to completion of these dispositions. The table below reflects their carrying amounts as of December 31, 2021:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Retirement Full Service	Individual Annuities PALAC	Total
	(in millions)
Assets held-for-sale:
Fixed maturities, available-for-sale, at fair value(1)	$4,798	$8,771	$13,569
Fixed maturities, trading, at fair value	374	27	401
Assets supporting experience-rated contractholder liabilities, at fair value	18,818	0	18,818
Equity securities	0	322	322
Commercial mortgage and other loans(1)	5,068	1,497	6,565
Policy loans	0	12	12
Other invested assets	10	94	104
Short-term investments	3	875	878
Cash and cash equivalents	56	2,015	2,071
Accrued investment income	160	61	221
Deferred policy acquisition costs	100	1,097	1,197
Value of business acquired	185	30	215
Other assets(2)	674	10,644	11,318
Separate account assets	65,835	32,267	98,102
Total assets held-for-sale	$96,081	$57,712	$153,793
Liabilities held-for-sale:
Future policy benefits	$157	$4,505	$4,662
Policyholders’ account balances	28,164	11,750	39,914
Other liabilities	374	8,307	8,681
Separate account liabilities	65,835	32,267	98,102
Total liabilities held-for-sale	$94,530	$56,829	$151,359
__________
(1)Includes “Fixed maturities, available-for-sale, at fair value” with an allowance for credit losses of $1 million and “Commercial mortgage and other loans” net of allowance for credit losses of $15 million as of December 31, 2021, respectively.
(2)Includes $455 million of goodwill associated with the Retirement Full Service business as of December 31, 2021.

The Prudential Life Insurance Company of Taiwan Inc.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT5.5 billion, equal to approximately $200 million at then current exchange rates, and contingent consideration with a fair value of approximately $97 million as of June 30, 2022. The fair value of the contingent consideration is tied to the level of yields for the 10-year Taiwanese Government bond for two years after the signing of the transaction and can result in a maximum payout of $100 million if yields increase by 40 basis points. In connection with the transaction, the Company recognized a liability with a fair value of approximately $33 million as of June 30, 2022, representing its financial guarantee of certain insurance obligations of POT.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of June 30, 2022 — ASU 2018-12

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on its Consolidated Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in a decrease to “Retained earnings” of approximately $2 billion to $3 billion primarily from reclassifying the cumulative effect of changes in non-performance risk from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) and other changes in reserves, and will result in a decrease to AOCI of approximately $40 billion to $45 billion primarily from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of December 31, 2021, these estimates decline to a decrease to “Retained earnings” of approximately $1 billion to $2 billion and a decrease to AOCI of approximately $28 billion to $33 billion primarily due to the increase in interest rates during 2021. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

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
Other ASU issued but not yet adopted as of June 30, 2022

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,640	$1,957	$2,303	$0	$25,294
Obligations of U.S. states and their political subdivisions	10,481	412	435	0	10,458
Foreign government bonds	72,016	6,360	3,298	6	75,072
U.S. public corporate securities	96,085	2,135	9,848	19	88,353
U.S. private corporate securities(1)	36,630	790	2,362	57	35,001
Foreign public corporate securities	22,621	583	1,604	0	21,600
Foreign private corporate securities	30,231	231	4,126	26	26,310
Asset-backed securities(2)	10,793	149	277	1	10,664
Commercial mortgage-backed securities	11,962	27	543	0	11,446
Residential mortgage-backed securities(3)	2,544	37	124	0	2,457
Total fixed maturities, available-for-sale(1)	$319,003	$12,681	$24,920	$109	$306,655

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$706	$155	$0	$861	$0	$706
Foreign public corporate securities	419	28	0	447	3	416
Foreign private corporate securities	7	0	0	7	0	7
Residential mortgage-backed securities(3)	151	9	0	160	0	151
Total fixed maturities, held-to-maturity(4)	$1,283	$192	$0	$1,475	$3	$1,280
__________
(1)Excludes notes with amortized cost of $6,291 million (fair value, $6,291 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans, credit card loans and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Excludes notes with amortized cost of $4,500 million (fair value, $4,500 million), which have been offset with the associated debt under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,185	$2,294	$24	$9	$15,209	$2,303
Obligations of U.S. states and their political subdivisions	5,535	414	67	21	5,602	435
Foreign government bonds	19,147	2,153	5,299	1,145	24,446	3,298
U.S. public corporate securities	65,990	9,011	2,392	805	68,382	9,816
U.S. private corporate securities	26,290	2,068	1,516	294	27,806	2,362
Foreign public corporate securities	12,636	1,355	993	249	13,629	1,604
Foreign private corporate securities	22,307	3,571	2,091	555	24,398	4,126
Asset-backed securities	8,096	239	1,259	38	9,355	277
Commercial mortgage-backed securities	10,627	498	268	45	10,895	543
Residential mortgage-backed securities	1,521	57	387	67	1,908	124
Total fixed maturities, available-for-sale	$187,334	$21,660	$14,296	$3,228	$201,630	$24,888

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,521	$15	$269	$16	$1,790	$31
Obligations of U.S. states and their political subdivisions	289	5	71	3	360	8
Foreign government bonds	4,534	244	6,945	282	11,479	526
U.S. public corporate securities	12,403	219	2,947	152	15,350	371
U.S. private corporate securities	4,362	84	848	78	5,210	162
Foreign public corporate securities	3,652	76	802	42	4,454	118
Foreign private corporate securities	6,350	270	1,604	169	7,954	439
Asset-backed securities	6,568	13	170	1	6,738	14
Commercial mortgage-backed securities	921	11	263	11	1,184	22
Residential mortgage-backed securities	751	13	18	1	769	14
Total fixed maturities, available-for-sale(1)	$41,351	$950	$13,937	$755	$55,288	$1,705
__________
(1)Excludes “Assets held-for-sale” with fair value of $4,644 million and gross unrealized losses of $147 million. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of June 30, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $22,624 million and $1,242 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2,264 million and $463 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2022, the $3,228 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities and foreign government securities. As of December 31, 2021, the $755 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, utility and finance sectors within corporate securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$10,356	$10,578	$0	$0
Due after one year through five years	48,221	48,117	417	447
Due after five years through ten years	62,288	60,950	24	26
Due after ten years(1)	172,839	162,443	688	842
Asset-backed securities	10,793	10,664	0	0
Commercial mortgage-backed securities	11,962	11,446	0	0
Residential mortgage-backed securities	2,544	2,457	151	160
Total	$319,003	$306,655	$1,280	$1,475
__________
(1)Excludes available-for-sale notes with amortized cost of $6,291 million (fair value, $6,291 million) and held-to-maturity notes with amortized cost of $4,500 million (fair value, $4,500 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$9,995	$5,078	$19,078	$19,768
Proceeds from maturities/prepayments	4,301	8,002	9,606	14,896
Gross investment gains from sales and maturities	374	361	615	1,963
Gross investment losses from sales and maturities	(1,017)	(99)	(1,587)	(489)
Write-downs recognized in earnings(2)	(86)	0	(92)	0
(Addition to) release of allowance for credit losses	82	51	5	53
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$8	$132	$17	$144
(Addition to) release of allowance for credit losses	1	0	2	2
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(48) million and $249 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $1 million and $0 million for the six months ended June 30, 2022 and 2021, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$12	$180	$0	$0	$0	$192
Additions to allowance for credit losses not previously recorded	0	1	11	1	0	0	13
Reductions for securities sold during the period	0	0	(25)	0	0	0	(25)
Reductions for securities with intent to sell	0	(9)	(67)	0	0	0	(76)
Additions (reductions) on securities with previous allowance	0	2	4	0	0	0	6
Reclassified to / (from) “Assets held-for sale”(1)	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$6	$102	$1	$0	$0	$109
_________
(1)See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$122	$0	$9	$0	$131
Additions to allowance for credit losses not previously recorded	0	0	9	0	0	0	9
Reductions for securities sold during the period	0	0	(4)	0	(9)	0	(13)
Additions (reductions) on securities with previous allowance	0	0	(47)	0	0	0	(47)
Balance, end of period	$0	$0	$80	$0	$0	$0	$80

	Six Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$7	$107	$0	$0	$0	$114
Additions to allowance for credit losses not previously recorded	0	11	73	1	0	0	85
Reductions for securities sold during the period	0	(2)	(53)	0	0	0	(55)
Reductions for securities with intent to sell	0	(13)	(67)	0	0	0	(80)
Additions (reductions) on securities with previous allowance	0	3	42	0	0	0	45
Balance, end of period	$0	$6	$102	$1	$0	$0	$109

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	0	40	0	0	0	40
Reductions for securities sold during the period	0	0	(30)	0	(9)	0	(39)
Additions (reductions) on securities with previous allowance	0	0	(53)	0	(1)	0	(54)
Balance, end of period	$0	$0	$80	$0	$0	$0	$80

	Three Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$4	$0	$0	$0	$4
Current period provision for expected losses	0	0	(1)	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$3	$0	$0	$0	$3

	Three Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$7	$0	$0	$0	$7
Current period provision for expected losses	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$7	$0	$0	$0	$7

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$5	$0	$0	$0	$5
Current period provision for expected losses	0	0	(1)	0	0	0	(1)
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$3	$0	$0	$0	$3

	Six Months Ended June 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current-period allowance for expected credit losses	0	0	(2)	0	0	0	(2)
Balance, end of period	$0	$0	$7	$0	$0	$0	$7

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

For the three months ended June 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions in the communications, foreign agencies and utility sectors within corporate securities, partially offset by a net addition within the capital goods sector. For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment within the consumer cyclical, energy and communication sectors within corporate securities.

For the six months ended June 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to net reductions in the communications and transportation sectors within corporate securities, partially offset by net additions in the capital goods and utility sectors. For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the improving credit environment within the energy and consumer cyclical sectors within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of June 30, 2022 or December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	June 30, 2022		December 31, 2021
					Assets Held-for-Sale(1)
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$30	$30	$786	$786
Fixed maturities:
Corporate securities	90	90	101	103	12,112	12,463
Commercial mortgage-backed securities	0	0	0	0	1,799	1,830
Residential mortgage-backed securities(2)	0	0	0	0	658	683
Asset-backed securities(3)	0	0	0	0	2,079	2,093
Foreign government bonds	677	658	761	761	240	237
U.S. government authorities and agencies and obligations of U.S. states	167	187	182	193	344	400
Total fixed maturities(4)	934	935	1,044	1,057	17,232	17,706
Equity securities	1,573	1,850	1,787	2,271	328	326
Total assets supporting experience-rated contractholder liabilities(5)	$2,507	$2,785	$2,861	$3,358	$18,346	$18,818
__________
(1)See Note 1 for additional information.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value, was $1,607 million, including “Assets held-for-sale” as of December 31, 2021, all of which were rated AA or higher.
(4)As a percentage of amortized cost, 98% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of June 30, 2022. As a percentage of amortized cost, 97% of the portfolio including “Asset held-for-sale” was considered high or highest quality based on NAIC or equivalent ratings, as of December 31, 2021.
(5)As a percentage of amortized cost, all of the portfolio consisted of public securities, as of June 30, 2022. As a percentage of amortized cost, 95% of the portfolio including “Assets held-for-sale” consisted of public securities, as of December 31, 2021.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $281 million and $165 million during the three months ended June 30, 2022 and 2021, respectively, and $(691) million and $(294) million during the six months ended June 30, 2022 and 2021, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(601) million and $86 million, during the three months ended June 30, 2022 and 2021, respectively, and $(858) million and $438 million during the six months ended June 30, 2022 and 2021, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$62,326	$65,845	$73,681	$83,382
Fixed maturities, held-to-maturity	687	838	812	1,026
Fixed maturities, trading	20	19	23	23
Assets supporting experience-rated contractholder liabilities	590	574	983	977
Total	$63,623	$67,276	$75,499	$85,408

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2022		December 31, 2021
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$9,654	17.1%	$10,225	17.6%
Retail	6,161	10.9	6,779	11.7
Apartments/Multi-Family	15,683	27.9	16,742	28.8
Industrial	13,039	23.1	13,009	22.4
Hospitality	1,912	3.4	1,876	3.2
Other	3,898	6.9	3,936	6.8
Total commercial mortgage loans	50,347	89.3	52,567	90.5
Agricultural property loans	6,048	10.7	5,520	9.5
Total commercial mortgage and agricultural property loans	56,395	100.0%	58,087	100.0%
Allowance for credit losses	(164)		(115)
Total net commercial mortgage and agricultural property loans	56,231		57,972
Other loans:
Uncollateralized loans	485		561
Residential property loans	49		67
Other collateralized loans	107		70
Total other loans	641		698
Allowance for credit losses	(32)		(4)
Total net other loans	609		694
Total net commercial mortgage and other loans(1)(2)	$56,840		$58,666
__________
(1)Excludes “Assets held-for-sale” of $6,565 million net of allowance for credit losses of $15 million as of December 31, 2021. See Note 1 for additional information.
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of June 30, 2022 and December 31, 2021, the net carrying value of these loans were $303 million and $1,263 million, respectively.

As of June 30, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (30%), Texas (8%) and New York (6%) and included loans secured by properties in Europe (6%), Asia (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$113	$4	$0	$0	$4	$121
Addition to (release of) allowance for expected losses	44	4	0	0	28	76
Other	(1)	0	0	0	0	(1)
Allowance, end of period	$156	$8	$0	$0	$32	$196

	Three Months Ended June 30, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$209	$8	$0	$2	$5	$224
Addition to (release of) allowance for expected losses	(49)	(2)	0	0	(1)	(52)
Allowance, end of period	$160	$6	$0	$2	$4	$172

	Six Months Ended June 30, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$111	$4	$0	$0	$4	$119
Addition to (release of) allowance for expected losses	40	4	0	0	28	72
Reclassified (to) from “Assets held-for sale”(1)	6	0	0	0	0	6
Other	(1)	0	0	0	0	(1)
Allowance, end of period	$156	$8	$0	$0	$32	$196
_________
(1)See Note 1 for additional information.

	Six Months Ended June 30, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$218	$9	$0	$3	$5	$235
Addition to (release of) allowance for expected losses	(58)	(3)	0	0	(1)	(62)
Other	0	0	0	(1)	0	(1)
Allowance, end of period	$160	$6	$0	$2	$4	$172

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended June 30, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases in loan-specific reserves as well as increases to reserves to reflect current market conditions. For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

For the six months ended June 30, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases in loan-specific reserves as well as increases to reserves to reflect current market conditions. For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$441	$1,180	$634	$2,285	$3,085	$15,741	$0	$23,366
60%-69.99%	893	3,431	1,782	3,753	3,621	4,596	0	18,076
70%-79.99%	881	1,857	1,216	1,153	583	2,467	0	8,157
80% or greater	4	25	39	7	0	673	0	748
Total	$2,219	$6,493	$3,671	$7,198	$7,289	$23,477	$0	$50,347
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$2,043	$6,278	$3,379	$6,094	$6,772	$19,271	$0	$43,837
1.0 - 1.2x	176	215	112	686	420	1,893	0	3,502
Less than 1.0x	0	0	180	418	97	2,313	0	3,008
Total	$2,219	$6,493	$3,671	$7,198	$7,289	$23,477	$0	$50,347
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$659	$2,003	$864	$486	$321	$1,454	$79	$5,866
60%-69.99%	19	85	8	33	37	0	0	182
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$678	$2,088	$872	$519	$358	$1,454	$79	$6,048
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$670	$2,044	$847	$508	$351	$1,330	$79	$5,829
1.0 - 1.2x	0	44	25	10	1	67	0	147
Less than 1.0x	8	0	0	1	6	57	0	72
Total	$678	$2,088	$872	$519	$358	$1,454	$79	$6,048

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$50,347	$0	$0	$0	$0	$50,347	$2
Agricultural property loans	6,042	0	0	6	6	6,048	20
Residential property loans	48	1	0	0	1	49	0
Other collateralized loans	107	0	0	0	0	107	0
Uncollateralized loans	485	0	0	0	0	485	0
Total	$57,029	$1	$0	$6	$7	$57,036	$22
__________
(1)As of June 30, 2022, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of less than $1 million for both the three months ended June 30, 2022 and 2021, and less than $1 million and $2 million for the six months ended June 30, 2022 and 2021, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $20 million and $15 million as of June 30, 2022 and December 31, 2021, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both June 30, 2022 and December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,187	$6,509
Hedge funds	3,031	2,797
Real estate-related	2,626	2,370
Subtotal equity method	12,844	11,676
Fair value:
Private equity	1,677	1,852
Hedge funds	1,950	2,119
Real estate-related	300	319
Subtotal fair value	3,927	4,290
Total LPs/LLCs	16,771	15,966
Real estate held through direct ownership(1)	1,594	1,789
Derivative instruments	2,327	3,280
Other(2)	618	798
Total other invested assets(3)	$21,310	$21,833
_________
(1)As of June 30, 2022 and December 31, 2021, real estate held through direct ownership had mortgage debt of $234 million and $274 million, respectively.
(2)Primarily includes strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(3)Excludes “Assets held-for-sale” of $104 million as of December 31, 2021. See Note 1 for additional information.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
Fixed maturities	$2,329	$2,398
Equity securities	5	5
Commercial mortgage and other loans	185	175
Policy loans	246	253
Other invested assets	21	22
Short-term investments and cash equivalents	12	2
Total accrued investment income(1)	$2,798	$2,855
__________
(1)Excludes “Assets held-for-sale” of $221 million as of December 31, 2021. See Note 1 for additional information.

Write-downs on accrued investment income were less than $1 million for both the three and six months ended June 30, 2022 and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturities, available-for-sale(1)	$2,861	$3,006	$5,830	$6,005
Fixed maturities, held-to-maturity(1)	54	55	108	113
Fixed maturities, trading	53	37	115	61
Assets supporting experience-rated contractholder liabilities	9	167	144	326
Equity securities	50	58	76	81
Commercial mortgage and other loans	525	644	1,113	1,261
Policy loans	126	126	251	271
Other invested assets	326	617	881	1,133
Short-term investments and cash equivalents	58	20	75	30
Gross investment income	4,062	4,730	8,593	9,281
Less: investment expenses	(124)	(178)	(297)	(347)
Net investment income	$3,938	$4,552	$8,296	$8,934
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.
Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturities(1)	$(646)	$313	$(1,057)	$1,529
Commercial mortgage and other loans	(81)	61	(66)	91
Investment real estate	84	12	90	64
LPs/LLCs	6	17	(6)	17
Derivatives	(516)	239	(426)	1,014
Other	6	(7)	2	(1)
Realized investment gains (losses), net	$(1,147)	$635	$(1,463)	$2,714
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
Fixed maturity securities, available-for-sale with an allowance(1)	$(12)	$23
Fixed maturity securities, available-for-sale without an allowance(1)	(12,227)	39,467
Derivatives designated as cash flow hedges(2)	2,446	1,019
Derivatives designated as fair value hedges(2)	27	(35)
Other investments(3)	(15)	(7)
Net unrealized gains (losses) on investments	$(9,781)	$40,467
__________
(1)Includes net unrealized gains (losses) of $425 million on “Assets held-for-sale” as of December 31, 2021.
(2)For additional information on cash flow and fair value hedges, see Note 5.
(3)As of June 30, 2022 there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	June 30, 2022				December 31, 2021
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,917	$655	$250	$7,822	$9,044	$0	$438	$9,482
Commercial mortgage-backed securities	69	0	0	69	486	0	0	486
Residential mortgage-backed securities	115	0	0	115	217	0	0	217
Total securities sold under agreements to repurchase	$7,101	$655	$250	$8,006	$9,747	$0	$438	$10,185
.
The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2022			December 31, 2021
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	75	0	75	84	0	84
Foreign government bonds	328	0	328	205	0	205
U.S. public corporate securities	4,191	0	4,191	2,834	0	2,834
Foreign public corporate securities	890	0	890	643	0	643
Equity securities	256	0	256	484	0	484
Total cash collateral for loaned securities(1)	$5,741	$0	$5,741	$4,251	$0	$4,251
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
Fixed maturities, available-for-sale	$177	$200	$218	$262
Fixed maturities, held-to-maturity	7	9	670	790
Fixed maturities, trading	168	178	0	0
Equity securities	119	79	0	0
Commercial mortgage and other loans	838	915	0	0
Other invested assets	2,966	2,846	121	138
Cash and cash equivalents	106	128	0	0
Accrued investment income	1	1	3	3
Other assets	326	499	707	785
Total assets of consolidated VIEs	$4,708	$4,855	$1,719	$1,978
Other liabilities	$368	$505	$0	$2
Notes issued by consolidated VIEs(2)	232	274	0	0
Total liabilities of consolidated VIEs	$600	$779	$0	$2
 __________
(1)Total assets of consolidated VIEs reflect $2,907 million and $2,885 million as of June 30, 2022 and December 31, 2021, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of June 30, 2022, the maturity of this obligation was within 3 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $906 million and $997 million as of June 30, 2022 and December 31, 2021, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $16,771 million as of June 30, 2022, and $15,966 million as of December 31, 2021, excluding “Assets held-for-sale.”

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account of the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $2,318 million and $3,266 million as of June 30, 2022 and December 31, 2021, respectively, and total derivative liabilities of $1,857 million and $2,278 million as of June 30, 2022 and December 31, 2021, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,746	$187	$(106)	$3,591	$805	$(69)
Interest Rate Forwards	497	0	(58)	248	15	(2)
Foreign Currency
Foreign Currency Forwards	5,145	121	(191)	4,789	62	(107)
Currency/Interest Rate
Foreign Currency Swaps	23,870	3,206	(341)	21,272	1,151	(193)
Total Derivatives Designated as Hedge Accounting Instruments	$33,258	$3,514	$(696)	$29,900	$2,033	$(371)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$202,568	$7,800	$(16,220)	$196,124	$10,515	$(14,430)
Interest Rate Futures	15,032	103	(67)	17,429	76	(9)
Interest Rate Options	13,648	554	(508)	15,353	710	(265)
Interest Rate Forwards	3,745	32	(40)	4,709	41	(11)
Foreign Currency
Foreign Currency Forwards	33,187	2,114	(2,438)	28,235	1,046	(1,209)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	12,817	1,414	(219)	12,683	751	(216)
Credit
Credit Default Swaps	5,462	6	(57)	3,489	128	(1)
Equity
Equity Futures	3,793	2	(27)	6,178	1	(10)
Equity Options	60,425	1,546	(1,960)	60,057	2,065	(2,640)
Total Return Swaps	10,825	846	(27)	13,850	49	(430)
Other
Other(1)	1,250	0	0	1,255	0	0
Synthetic GICs	84,082	1	(1)	81,984	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$446,834	$14,418	$(21,564)	$441,346	$15,383	$(19,221)
Total Derivatives(2)(3)(4)	$480,092	$17,932	$(22,260)	$471,246	$17,416	$(19,592)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $8,781 million and $10,245 million as of June 30, 2022 and December 31, 2021, respectively, primarily included in “Future policy benefits” and "Policyholder account balances."
(3)Recorded in “Other invested assets” and “Other liabilities” on the Unaudited Interim Consolidated Statements of Financial Position.
(4)Excludes “Assets held-for-sale” with fair value of $1,643 million as of December 31, 2021 and “Liabilities held-for-sale” with fair value of $1,503 million as of December 31, 2021 with an outstanding gross notional amount of $41,179 million as of December 31, 2021. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of June 30, 2022, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	June 30, 2022		December 31, 2021
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$526	$63	$641	$63
Commercial mortgage and other loans	$0	$0	$17	$1
Policyholders’ account balances	$(1,297)	$115	$(1,552)	$(170)
Future policy benefits	$(2,488)	$259	$(3,001)	$(279)
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

	June 30, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$17,806	$(15,614)	$2,192	$(1,030)	$1,162
Securities purchased under agreement to resell	118	0	118	(118)	0
Total assets	$17,924	$(15,614)	$2,310	$(1,148)	$1,162
Offsetting of Financial Liabilities:
Derivatives	$22,257	$(20,403)	$1,854	$(1,854)	$0
Securities sold under agreement to repurchase	8,006	0	8,006	(7,937)	69
Total liabilities	$30,263	$(20,403)	$9,860	$(9,791)	$69

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:(2)
Derivatives	$17,272	$(14,150)	$3,122	$(802)	$2,320
Securities purchased under agreement to resell	704	0	704	(704)	0
Total assets	$17,976	$(14,150)	$3,826	$(1,506)	$2,320
Offsetting of Financial Liabilities:(2)
Derivatives	$19,587	$(17,314)	$2,273	$(797)	$1,476
Securities sold under agreement to repurchase	10,185	0	10,185	(9,699)	486
Total liabilities	$29,772	$(17,314)	$12,458	$(10,496)	$1,962
__________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.
(2)Excludes “Assets held-for-sale” with fair value of $1,643 million as of December 31, 2021 and “Liabilities held-for-sale” with fair value of $1,503 million as of December 31, 2021. See Note 1 for additional information.

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

	Three Months Ended June 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$13	$(1)	$0	$0	$(126)	$(159)	$0
Currency	(5)	0	0	0	0	(151)	0
Total gains (losses) on derivatives designated as hedge instruments	8	(1)	0	0	(126)	(310)	0
Gains (losses) on the hedged item:
Interest Rate	(13)	3	0	0	138	173	0
Currency	7	3	0	0	0	151	0
Total gains (losses) on hedged item	(6)	6	0	0	138	324	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	0	52
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	0	52
Total gains (losses) on fair value hedges net of hedged item	2	5	0	0	12	14	52
Cash flow hedges
Interest Rate	0	(1)	0	0	0	0	(76)
Currency	4	0	0	0	0	0	114
Currency/Interest Rate	44	68	391	0	0	0	1,277
Total gains (losses) on cash flow hedges	48	67	391	0	0	0	1,315
Net investment hedges
Currency	0	0	0	0	0	0	22
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	22
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(3,640)	0	0	0	0	0	0
Currency	(162)	0	0	0	0	0	0
Currency/Interest Rate	646	0	3	0	0	0	0
Credit	(126)	0	0	0	0	0	0
Equity	1,178	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	1,542	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(561)	0	3	0	0	0	0
Total	$(511)	$72	$394	$0	$12	$14	$1,389

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$27	$(3)	$0	$0	$(267)	$(317)	$0
Currency	(30)	(1)	0	0	0	(207)	0
Total gains (losses) on derivatives designated as hedge instruments	(3)	(4)	0	0	(267)	(524)	0
Gains (losses) on the hedged item:
Interest Rate	(27)	7	0	0	285	332	0
Currency	32	3	0	0	0	204	0
Total gains (losses) on hedged item	5	10	0	0	285	536	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(2)	63
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	(2)	63
Total gains (losses) on fair value hedges net of hedged item	2	6	0	0	18	10	63
Cash flow hedges
Interest Rate	(5)	0	0	0	0	0	(134)
Currency	4	0	0	0	0	0	144
Currency/Interest Rate	49	137	471	0	0	0	1,417
Total gains (losses) on cash flow hedges	48	137	471	0	0	0	1,427
Net investment hedges
Currency	0	0	0	0	0	0	10
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	10
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(7,245)	0	0	0	0	0	0
Currency	(371)	0	(1)	0	0	0	0
Currency/Interest Rate	786	0	4	0	0	0	0
Credit	(163)	0	0	0	0	0	0
Equity	1,654	0	0	0	0	0	0
Other	2	0	0	0	0	0	0
Embedded Derivatives	4,866	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(471)	0	3	0	0	0	0
Total	$(421)	$143	$474	$0	$18	$10	$1,500

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
_______
(1)Excluding changes related to net investment hedges using non-derivative instruments of $102 million and $131 million for the three months ended and six months ended June 30, 2022, and $3 million and $14 million for the three months ended and six months ended June 30, 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2021	$1,019
Amount recorded in AOCI:
Interest Rate	(139)
Currency	148
Currency/Interest Rate	2,074
Total amount recorded in AOCI	2,083
Amount reclassified from AOCI to income:
Interest Rate	5
Currency	(4)
Currency/Interest Rate	(657)
Total amount reclassified from AOCI to income	(656)
Balance, June 30, 2022	$2,446

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2022 values, it is estimated that a pre-tax gain of approximately $289 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2023.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $123 million and $141 million for the three and six months ended June 30, 2022, respectively, and $(10) million and $1 million for the three and six months ended June 30, 2021, respectively.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2022
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	4,370	(37)	0	0	0	0	833	(20)	5,252	(57)
Total	$49	$0	$0	$0	$4,370	$(37)	$0	$0	$0	$0	$833	$(20)	$5,252	$(57)

	December 31, 2021
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total(3)
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	2,397	41	0	0	0	0	928	87	3,374	128
Total	$49	$0	$0	$0	$2,397	$41	$0	$0	$0	$0	$928	$87	$3,374	$128
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
(3)Excludes “Assets held-for-sale” with fair value of $54 million as of December 31, 2021 and “Liabilities held-for-sale” with fair value of $0 million as of December 31, 2021, with an outstanding notional amount of $1,971 million as of December 31, 2021. See Note 1 for additional information.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2022 and December 31, 2021, the Company had $210 million and $115 million of outstanding notional amounts and reported at fair value as an asset of $6 million and a liability of $1 million, respectively.

Counterparty Credit Risk

The Company is exposed to losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by: (i) entering into derivative transactions with highly rated major financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and over-the-counter (“OTC”) parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

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

As of June 30, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

	As of June 30, 2022
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$25,294	$0	$	$25,294
Obligations of U.S. states and their political subdivisions	0	10,451	7		10,458
Foreign government bonds	0	75,063	9		75,072
U.S. corporate public securities	0	88,289	64		88,353
U.S. corporate private securities(3)	0	32,879	2,122		35,001
Foreign corporate public securities	0	21,531	69		21,600
Foreign corporate private securities	0	25,026	1,284		26,310
Asset-backed securities(4)	0	10,374	290		10,664
Commercial mortgage-backed securities	0	10,379	1,067		11,446
Residential mortgage-backed securities	0	2,332	125		2,457
Subtotal	0	301,618	5,037		306,655
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	187	0		187
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	658	0		658
Corporate securities	0	90	0		90
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	752	1,098	0		1,850
All other(5)	0	0	0		0
Subtotal	752	2,033	0		2,785
Fixed maturities, trading	0	5,925	347		6,272
Equity securities	4,180	1,225	766		6,171
Commercial mortgage and other loans	0	303	0		303
Other invested assets(6)	313	17,618	499	(15,614)	2,816
Short-term investments	8	5,915	204		6,127
Cash equivalents	450	6,249	0		6,699
Other assets	0	0	243		243
Separate account assets(7)(8)	9,932	167,276	1,040		178,248
Total assets	$15,635	$508,162	$8,136	$(15,614)	$516,319
Future policy benefits(9)	$0	$0	$5,946	$	$5,946
Policyholders’ account balances	0	0	3,544		3,544
Other liabilities	206	21,665	1	(20,403)	1,469
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$206	$21,665	$9,491	$(20,403)	$10,959

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021(1)
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$32,158	$0	$	$32,158
Obligations of U.S. states and their political subdivisions	0	12,210	8		12,218
Foreign government bonds	0	94,659	10		94,669
U.S. corporate public securities	0	112,073	82		112,155
U.S. corporate private securities(3)	0	35,344	2,038		37,382
Foreign corporate public securities	0	27,184	125		27,309
Foreign corporate private securities	0	25,966	3,071		29,037
Asset-backed securities(4)	0	11,200	325		11,525
Commercial mortgage-backed securities	0	11,763	1,336		13,099
Residential mortgage-backed securities	0	2,533	325		2,858
Subtotal	0	365,090	7,320		372,410
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	193	0		193
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	761	0		761
Corporate securities	0	103	0		103
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	862	1,409	0		2,271
All other(5)	2	18	0		20
Subtotal	864	2,484	0		3,348
Fixed maturities, trading	0	8,402	421		8,823
Equity securities	7,386	192	799		8,377
Commercial mortgage and other loans	0	1,263	0		1,263
Other invested assets(6)	409	17,004	493	(14,150)	3,756
Short-term investments	1,199	4,114	330		5,643
Cash equivalents	753	4,436	70		5,259
Other assets	0	0	164		164
Separate account assets(7)(8)	12,305	206,383	1,283		219,971
Total assets	$22,916	$609,368	$10,880	$(14,150)	$629,014
Future policy benefits(9)	$0	$0	$9,068	$	$9,068
Policyholders’ account balances	0	0	1,436		1,436
Other liabilities	33	19,141	0	(17,314)	1,860
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$33	$19,141	$10,504	$(17,314)	$12,364
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $129,579 million, “Liabilities held-for-sale” of $6,214 million as of December 31, 2021. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 for additional information.
(2)“Netting” amounts represent cash collateral of $(4,789) million and $(3,164) million as of June 30, 2022 and December 31, 2021, respectively.
(3)Excludes notes with fair value of $6,291 million (carrying amount of $6,291 million) and $5,995 million (carrying amount of $5,941 million) as of June 30, 2022 and December 31, 2021, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(5)All other represents cash equivalents and short-term investments.
(6)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of June 30, 2022 and December 31, 2021, the fair values of such investments were $3,927 million and $4,290 million respectively.
(7)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of June 30, 2022 and December 31, 2021, the fair value of such investments was $27,365 million and $26,174 million, respectively.
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
(9)As of June 30, 2022, the net embedded derivative liability position of $5,948 million includes $717 million of embedded derivatives in an asset position and $6,665 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $9,069 million includes $611 million of embedded derivatives in an asset position and $9,680 million of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,047	Discounted cash flow	Discount rate	0.39%	20%	7.60%	Decrease
		Market comparables	EBITDA multiples(4)	1.8X	18.5X	8.5X	Increase
		Liquidation	Liquidation value	12.44%	12.58%	12.51%	Increase
Equity securities	$349	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	9.2X	2.2X	Increase
		Net Asset Value	Share price	$6	$1,708	$591	Increase
Separate account assets-commercial mortgage loans(6)	$135	Discounted cash flow	Spread	1.25%	2.25%	1.46%	Decrease
Liabilities:
Future policy benefits(7)	$5,946	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.51%	2.14%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	28%		Increase
Policyholders’ account balances(8)	$3,544	Discounted cash flow	Lapse rate(9)	1%	6%		Decrease
			Spread over SOFR(10)	0.51%	2.14%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	20%	33%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,800	Discounted cash flow	Discount rate	0.31%	20%	5.00%	Decrease
		Market comparables	EBITDA multiples(4)	4.1X	19.2X	8.9X	Increase
		Liquidation	Liquidation value	11.31%	62.58%	55.57%	Increase
Equity securities	$277	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$1	$1,498	$594	Increase
Separate account assets-commercial mortgage loans(6)	$150	Discounted cash flow	Spread	1.05%	1.98%	1.18%	Decrease
Liabilities:
Future policy benefits(7)	$9,068	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(8)	$1,436	Discounted cash flow	Lapse rate(9)	1%	6%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	12%	27%		Increase
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
(10)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2022 and December 31, 2021, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 77% and 76% respectively. As of June 30, 2022 and December 31, 2021, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
U.S. states	8	(1)	0	0	0	0	0	0	0	7	(1)
Foreign government	10	(1)	0	0	0	0	0	0	0	9	0
Corporate securities(3)	5,005	(84)	556	(59)	9	(318)	(17)	8	(1,561)	3,539	(95)
Structured securities(4)	1,752	(133)	116	(5)	0	(201)	(6)	0	(41)	1,482	(133)
Assets supporting experience-rated contractholder liabilities:
Foreign government	0	0	0	0	0	0	0	0	0	0	0
Corporate securities(3)	0	0	0	0	0	0	0	0	0	0	0
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	378	(16)	23	(1)	0	(24)	2	0	(15)	347	(17)
Equity securities	772	6	20	(23)	0	(2)	(7)	0	0	766	1
Other invested assets	504	3	16	(21)	0	(2)	(1)	0	0	499	3
Short-term investments	213	0	3	0	0	(12)	0	0	0	204	0
Cash equivalents	2	1	0	0	0	0	(3)	0	0	0	0
Other assets	207	32	5	0	0	(1)	0	0	0	243	(34)
Separate account assets(5)	1,254	(146)	12	(5)	0	(4)	0	0	(71)	1,040	(129)
Liabilities:
Future policy benefits	(6,982)	1,532	0	0	(256)	0	(241)	0	1	(5,946)	1,479
Policyholders’ account balances(6)	(1,402)	113	0	0	(251)	0	(2,004)	0	0	(3,544)	532
Other liabilities	0	0	0	0	0	0	0	(1)	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended June 30, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$8	$0	$0	$(225)	$(2)	$(3)	$0	$0	$(226)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	0	(18)	0	0	2	0	(17)	0	0
Equity securities	0	6	0	0	0	0	1	0	0
Other invested assets	(2)	5	0	0	0	(2)	5	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	1	0	0	0	0	0	0	0	0
Other assets	(35)	0	0	67	0	(34)	0	0	0
Separate account assets(5)	0	0	(145)	0	(1)	0	0	(129)	0
Liabilities:
Future policy benefits	1,532	0	0	0	0	1,482	(3)	0	0
Policyholders’ account balances	113	0	0	0	0	532	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
U.S. states	8	(1)	0	0	0	0	0	0	0	7	(1)
Foreign government	10	(1)	0	0	0	0	0	0	0	9	(1)
Corporate securities(3)	5,316	(466)	800	(83)	9	(465)	(27)	16	(1,561)	3,539	(467)
Structured securities(4)	1,986	(278)	201	(22)	0	(221)	(9)	6	(181)	1,482	(279)
Assets supporting experience-rated contractholder liabilities:
Foreign government	0	0	0	0	0	0	0	0	0	0	0
Corporate securities(3)	0	0	0	0	0	0	0	0	0	0	0
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	421	(28)	33	(30)	0	(40)	6	0	(15)	347	(29)
Equity securities	799	28	31	(145)	0	(4)	(16)	73	0	766	5
Other invested assets	493	10	37	(38)	0	(2)	(1)	0	0	499	10
Short-term investments	330	0	4	0	0	(130)	0	0	0	204	0
Cash equivalents	70	(1)	7	0	0	(73)	(3)	0	0	0	(2)
Other assets	164	(12)	18	0	0	(3)	76	0	0	243	(75)
Separate account assets(5)	1,283	(192)	44	(16)	0	(7)	(1)	0	(71)	1,040	(189)
Liabilities:
Future policy benefits	(9,068)	3,882	0	0	(519)	0	(241)	0	0	(5,946)	3,723
Policyholders’ account balances(6)	(1,436)	280	0	0	(384)	0	(2,004)	0	0	(3,544)	767
Other liabilities	0	0	0	0	0	0	0	(1)	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(68)	$0	$0	$(678)	$0	$(82)	$0	$0	$(666)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	0	(30)	0	0	2	0	(29)	0	0
Equity securities	0	28	0	0	0	0	5	0	0
Other invested assets	(5)	15	0	0	0	(5)	15	0	0
Short-term investments	0	0	0	0	0	0	0	0	0
Cash equivalents	(1)	0	0	0	0	(2)	0	0	0
Other assets	(79)	0	0	67	0	(75)	0	0	0
Separate account assets(5)	0	0	(192)	0	0	0	0	(189)	0
Liabilities:
Future policy benefits	3,882	0	0	0	0	3,726	(3)	0	0
Policyholders’ account balances	280	0	0	0	0	767	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$0	$150	$0
U.S. states	4	0	0	0	0	0	5	0	0	9	0
Foreign government	11	0	0	0	0	(1)	0	0	0	10	0
Corporate securities(3)	5,277	183	444	(21)	20	(317)	(1)	70	(127)	5,528	159
Structured securities(4)	830	10	557	(1)	0	(106)	2	0	(418)	874	0
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	0	0	(2)	0	0	0	17	0
Corporate securities(3)	538	15	2	0	0	(9)	0	3	0	549	13
Structured securities(4)	219	(1)	36	0	0	(11)	0	0	(129)	114	(1)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	0	0	0	(20)	0	0	0	0	0
Other assets:
Fixed maturities, trading	242	11	22	(6)	0	0	2	0	(2)	269	11
Equity securities	728	19	33	(59)	0	(6)	(1)	36	(35)	715	16
Other invested assets	378	5	24	(14)	0	0	0	0	0	393	4
Short-term investments	396	1	197	0	0	(153)	(1)	5	0	445	0
Cash equivalents	4	(1)	1	0	0	0	(3)	0	0	1	(1)
Other assets	144	36	12	0	0	(2)	0	0	0	190	33
Separate account assets(5)	1,306	165	81	(14)	0	(6)	0	8	(64)	1,476	141
Liabilities:
Future policy benefits	(11,314)	(1,946)	0	0	(331)	0	12	0	0	(13,579)	(1,939)
Policyholders’ account balances(6)	(2,171)	(413)	0	0	(106)	0	0	0	0	(2,690)	(363)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended June 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$57	$0	$0	$136	$0	$38	$0	$0	$121
Assets supporting experience-rated contractholder liabilities	0	12	0	0	2	0	12	0	0
Other assets:
Fixed maturities, trading	0	11	0	0	0	0	11	0	0
Equity securities	0	19	0	0	0	0	16	0	0
Other invested assets	4	1	0	0	0	2	2	0	0
Short-term investments	1	0	0	0	0	0	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Other assets	36	0	0	0	0	33	0	0	0
Separate account assets(5)	0	0	165	0	0	0	0	141	0
Liabilities:
Future policy benefits	(1,946)	0	0	0	0	(1,939)	0	0	0
Policyholders’ account balances	(413)	0	0	0	0	(363)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$0	$150	$0
U.S. states	4	0	0	0	0	0	5	0	0	9	0
Foreign government	11	0	0	0	0	(1)	0	0	0	10	0
Corporate securities(3)	5,335	(162)	687	(21)	20	(494)	1	289	(127)	5,528	(203)
Structured securities(4)	543	29	776	(1)	0	(180)	14	311	(618)	874	12
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	0	0	(2)	0	0	0	17	0
Corporate securities(3)	482	8	16	0	0	(28)	0	71	0	549	(1)
Structured securities(4)	114	(4)	173	0	0	(22)	0	0	(147)	114	(4)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	0	0	0	(20)	0	0	0	0	0
Other assets:
Fixed maturities, trading	243	11	23	(8)	0	0	2	0	(2)	269	11
Equity securities	660	57	91	(62)	0	(9)	(23)	36	(35)	715	51
Other invested assets	366	17	24	(14)	0	0	0	0	0	393	17
Short-term investments	177	0	453	0	0	(163)	(27)	5	0	445	(1)
Cash equivalents	1	(1)	4	0	0	0	(3)	0	0	1	(1)
Other assets	268	(97)	24	0	0	(5)	0	0	0	190	(100)
Separate account assets(5)	1,821	208	149	(27)	0	(12)	(615)	30	(78)	1,476	215
Liabilities:
Future policy benefits	(18,879)	5,950	0	0	(662)	0	12	0	0	(13,579)	5,530
Policyholders’ account balances(6)	(1,914)	(548)	0	0	(228)	0	0	0	0	(2,690)	(462)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Six Months Ended June 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$29	$0	$0	$(164)	$2	$(2)	$0	$0	$(189)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	4	0	(5)	0	0
Other assets:
Fixed maturities, trading	0	11	0	0	0	0	11	0	0
Equity securities	0	57	0	0	0	0	51	0	0
Other invested assets	15	2	0	0	0	15	2	0	0
Short-term investments	0	0	0	0	0	(1)	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Other assets	(97)	0	0	0	0	(100)	0	0	0
Separate account assets(5)	0	0	208	0	0	0	0	215	0
Liabilities:
Future policy benefits	5,950	0	0	0	0	5,530	0	0	0
Policyholders’ account balances	(548)	0	0	0	0	(462)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)“Other,” includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities, such as the increase in Policyholders’ account balances for the period ended June 30, 2022, which is driven by the Company’s reinsurance of certain annuity products issued by the sold PALAC entity. See Note 1 for additional information.
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

	As of June 30, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$103	$8,573	$1	$	$8,677
Currency	0	2,235	0		2,235
Credit	0	6	0		6
Currency/Interest Rate	0	4,620	0		4,620
Equity	3	2,391	0		2,394
Other	0	0	0		0
Netting(1)				(15,614)	(15,614)
Total derivative assets	$106	$17,825	$1	$(15,614)	$2,318
Derivative Liabilities:
Interest Rate	$67	$16,932	$1	$	$17,000
Currency	0	2,629	0		2,629
Credit	0	57	0		57
Currency/Interest Rate	0	560	0		560
Equity	27	1,987	0		2,014
Other	0	0	0		0
Netting(1)				(20,403)	(20,403)
Total derivative liabilities	$94	$22,165	$1	$(20,403)	$1,857

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:(2)
Interest Rate	$76	$12,086	$1	$	$12,163
Currency	0	1,108	0		1,108
Credit	0	128	0		128
Currency/Interest Rate	0	1,902	0		1,902
Equity	242	1,872	1		2,115
Other	0	0	0		0
Netting(1)				(14,150)	(14,150)
Total derivative assets	$318	$17,096	$2	$(14,150)	$3,266
Derivative Liabilities:(2)
Interest Rate	$9	$14,777	$0	$	$14,786
Currency	0	1,316	0		1,316
Credit	0	1	0		1
Currency/Interest Rate	0	409	0		409
Equity	11	3,069	0		3,080
Other	0	0	0		0
Netting(1)				(17,314)	(17,314)
Total derivative liabilities	$20	$19,572	$0	$(17,314)	$2,278
__________
(1)“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.
(2)Excludes “Assets held-for-sale” with fair value of $1,643 million as of December 31, 2021 and “Liabilities held-for-sale” with fair value of $1,503 million as of December 31, 2021. See Note 1 for additional information.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income, attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended June 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$2	$0	$0	$(2)	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	0	0	0	0	0	0	(1)	0	0	0

	Six Months Ended June 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$1	$1	$0	$(2)	$0	$0	$0	$0	$0	$0	$1
Net Derivative - Interest Rate	1	0	0	0	0	0	0	(1)	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1

	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Realized investment gains (losses) net:
Mortgage servicing rights(1)	$(1)	$(1)	$2	$(5)
Investment real estate	$(5)	$0	$(6)	$(9)
Investment in JV/LP	$(75)	$0	$(75)	$0

	June 30, 2022	December 31, 2021
	(in millions)
Carrying value after measurement as of period end:
Mortgage servicing rights(1)	$78	$75
Investment real estate	$302	$326
Investment in JV/LP	$60	$0
Goodwill(2)	$0	$1,080
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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Commercial mortgage and other loans:
Interest income	$2	$2	$6	$5

	June 30, 2022	December 31, 2021
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$303	$1,263
Aggregate contractual principal as of period end	$298	$1,253
Other assets:
Fair value as of period end	$126	$59
__________
(1)As of June 30, 2022, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2022
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,468	$7	$1,475	$1,280
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	49	53,887	53,936	56,537
Policy loans	4	0	10,020	10,024	10,024
Other invested assets	0	0	0	0	0
Short-term investments	663	38	0	701	701
Cash and cash equivalents	7,538	122	0	7,660	7,660
Accrued investment income	0	2,798	0	2,798	2,798
Other assets	55	2,624	494	3,173	3,172
Total assets	$8,260	$7,099	$64,408	$79,767	$82,172
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,238	$35,940	$67,178	$69,978
Securities sold under agreements to repurchase	0	8,006	0	8,006	8,006
Cash collateral for loaned securities	0	5,741	0	5,741	5,741
Short-term debt	0	389	169	558	558
Long-term debt(4)	569	17,726	831	19,126	19,612
Notes issued by consolidated VIEs	0	0	232	232	232
Other liabilities	0	6,718	27	6,745	6,745
Separate account liabilities—investment contracts	0	28,704	26,920	55,624	55,624
Total liabilities	$569	$98,522	$64,119	$163,210	$166,496

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,794	$9	$1,803	$1,514
Assets supporting experience-rated contractholder liabilities	3	7	0	10	10
Commercial mortgage and other loans	0	64	59,937	60,001	57,403
Policy loans	0	0	10,386	10,386	10,386
Other invested assets	0	81	0	81	81
Short-term investments	972	20	0	992	992
Cash and cash equivalents	7,108	521	0	7,629	7,629
Accrued investment income	0	2,855	0	2,855	2,855
Other assets	47	2,677	39	2,763	2,762
Total assets	$8,130	$8,019	$70,371	$86,520	$83,632
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,550	$38,831	$72,381	$71,290
Securities sold under agreements to repurchase	0	10,185	0	10,185	10,185
Cash collateral for loaned securities	0	4,251	0	4,251	4,251
Short-term debt	0	518	204	722	722
Long-term debt(4)	613	20,414	899	21,926	18,622
Notes issued by consolidated VIEs	0	0	274	274	274
Other liabilities	0	7,053	53	7,106	7,106
Separate account liabilities—investment contracts	0	28,567	24,847	53,414	53,414
Total liabilities	$613	$104,538	$65,108	$170,259	$165,864
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $6,936 million and “Liabilities held-for-sale” of $101,992 million as of December 31, 2021. See Note 1 for additional information.
(2)Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(3)Excludes notes with fair value of $4,500 million (carrying amount of $4,500 million) and $5,394 million (carrying amount of $4,750 million) as of June 30, 2022 and December 31, 2021, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes notes with fair value of $10,791 million (carrying amount of $10,791 million) and $11,389 million (carrying amount of $10,691 million) as of June 30, 2022 and December 31, 2021, respectively, which have been offset with the associated receivables under a netting agreement.

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

As of June 30, 2022 and December 31, 2021, the Company recognized a policyholder dividend obligation of $3,734 million and $4,387 million, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $(2,172) million and $3,640 million at June 30, 2022 and December 31, 2021, respectively, with a corresponding amount reported in AOCI.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Closed Block liabilities
Future policy benefits	$44,934	$45,596
Policyholders’ dividends payable	602	616
Policyholders’ dividend obligation	1,562	8,027
Policyholders’ account balances	4,664	4,737
Other Closed Block liabilities	2,958	3,107
Total Closed Block liabilities	54,720	62,083
Closed Block assets
Fixed maturities, available-for-sale, at fair value	32,096	38,160
Fixed maturities, trading, at fair value	1,009	1,137
Equity securities, at fair value	1,675	2,288
Commercial mortgage and other loans	7,956	8,241
Policy loans	3,702	3,815
Other invested assets	4,256	4,358
Short-term investments	174	557
Total investments	50,868	58,556
Cash and cash equivalents	766	451
Accrued investment income	395	392
Other Closed Block assets	170	137
Total Closed Block assets	52,199	59,536
Excess of reported Closed Block liabilities over Closed Block assets	2,521	2,547
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(2,305)	3,535
Allocated to policyholder dividend obligation	2,172	(3,640)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,388	$2,442

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2022
(in millions)
Balance, December 31, 2021	$8,027
Impact from earnings allocable to policyholder dividend obligation	(653)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(5,812)
Balance, June 30, 2022	$1,562

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues
Premiums	$441	$463	$850	$894
Net investment income	523	632	1,079	1,222
Realized investment gains (losses), net	(60)	265	40	337
Other income (loss)	(373)	255	(471)	531
Total Closed Block revenues	531	1,615	1,498	2,984
Benefits and Expenses
Policyholders’ benefits	638	652	1,265	1,286
Interest credited to policyholders’ account balances	30	31	60	62
Dividends to policyholders	(228)	814	(17)	1,395
General and administrative expenses	75	79	148	158
Total Closed Block benefits and expenses	515	1,576	1,456	2,901
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	16	39	42	83
Income tax expense (benefit)	(10)	25	(9)	54
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$26	$14	$51	$29

8. INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In determining the full year projected tax rate, the Company considers the realizability of deferred tax assets, including those associated with unrealized investment losses, and has determined based upon the weight of available evidence that no valuation allowance is necessary related to unrealized investment losses. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income before income taxes and equity in earnings of operating joint ventures.” Taxes attributable to operating joint ventures are recorded within “Equity in earnings of operating joint ventures, net of taxes.” The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company’s income tax provision, on a consolidated basis, amounted to an income tax benefit of $(58) million, or 9.3% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first six months of 2022, compared to an income tax expense of $1,245 million, or 20.1%, in the first six months of 2021. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations create uncertainty as to whether a U.S. foreign tax credit may be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacts the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. Based on the Company’s analysis and current interpretation of the Final Regulations, a $26 million tax benefit is reflected as part of the Company’s results for the first six months of 2022. The Final Regulations are complex and have broad application that may also impact the creditability of taxes paid to other foreign jurisdictions, and their full impact to the Company is still being evaluated.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company anticipates making the high-tax exception election for the 2021 and 2022 tax years and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first six months of 2021 and 2022.

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	June 30, 2022	December 31, 2021
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	362	395
Subtotal commercial paper	387	420
Current portion of long-term debt:
Mortgage debt	158	197
Surplus notes subject to set-off arrangements(1)	500	500
Subtotal current portion of long-term debt	658	697
Other(2)	13	105
Subtotal	1,058	1,222
Less: assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$558	$722
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$128	$150
Daily average commercial paper outstanding for the quarter ended	$1,067	$1,414
Weighted average maturity of outstanding commercial paper, in days	9	16
Weighted average interest rate on outstanding commercial paper	1.43%	0.08%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes $13 million and $7 million drawn on a revolving line of credit held by a subsidiary, and a $0 million and $98 million bridge loan at June 30, 2022 and December 31, 2021, respectively.
(3)Includes Prudential Financial debt of $25 million at both June 30, 2022 and December 31, 2021.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Bank of New York, commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. The Company also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At June 30, 2022, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
Fixed-rate obligations:
Surplus notes	$344	$344
Surplus notes subject to set-off arrangements(1)	7,961	7,861
Senior notes	10,287	10,282
Mortgage debt	25	24
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	52	54
Junior subordinated notes(3)	8,604	7,618
Subtotal	29,903	28,813
Less: assets under set-off arrangements(1)	10,291	10,191
Total long-term debt(4)	$19,612	$18,622
 __________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $28 million and $29 million of debt denominated in foreign currency at June 30, 2022 and December 31, 2021, respectively.
(3)Includes Prudential Financial debt of $8,558 million and $7,564 million at June 30, 2022 and December 31, 2021, respectively. Also includes subsidiary debt of $46 million and $54 million denominated in foreign currency at June 30, 2022 and December 31, 2021, respectively.
(4)Includes Prudential Financial debt of $18,672 million and $17,673 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Junior Subordinated Notes

In February 2022, the Company issued $1 billion in aggregate principal amount of 5.125% junior subordinated notes due in March 2052.

Mortgage Debt

In January 2022, a new yen-denominated non-recourse mortgage loan program was established by the Company’s Gibraltar Life Insurance Company Ltd. subsidiary. The loan program has an authorized capacity of ¥20 billion that can be increased to ¥46.7 billion and a term of 10 years that can be extended. As of June 30, 2022, $29 million (¥4 billion) in mortgage debt was outstanding under the loan program.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$66	$82	$3	$7
Interest cost	112	92	15	12
Expected return on plan assets	(218)	(207)	(25)	(25)
Amortization of prior service cost	0	(1)	(2)	1
Amortization of actuarial (gain) loss, net	36	61	2	4
Settlements	0	1	0	0
Curtailments(1)	0	0	(8)	0
Special termination benefits(2)	3	0	4	0
Net periodic (benefit) cost	$(1)	$28	$(11)	$(1)

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$146	$165	$7	$13
Interest cost	209	182	27	24
Expected return on plan assets	(431)	(412)	(52)	(50)
Amortization of prior service cost	0	(2)	(4)	3
Amortization of actuarial (gain) loss, net	87	123	3	8
Settlements	1	2	0	0
Curtailments(1)	0	0	(8)	0
Special termination benefits(2)(3)	4	1	4	0
Net periodic (benefit) cost	$16	$59	$(23)	$(2)
__________
(1)For 2022, curtailments are recognized as a result of the sale of the Full Service Retirement business for other postretirement benefit plans.
(2)For 2022, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination while others were provided enhanced benefits due to the sale of the Full Service Retirement business.
(3)For 2021, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2021	666.3	290.0	376.3
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.9	(6.9)
Stock-based compensation programs(1)	0.0	(3.2)	3.2
Balance, June 30, 2022	666.3	293.7	372.6
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In November 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022. As of June 30, 2022, 6.9 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $750 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared per share of Common Stock	$1.20	$1.15	$2.40	$2.30

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2022 and 2021, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021	$(1,150)	$24,987	$(2,513)	$21,324
Change in OCI before reclassifications	(1,344)	(39,913)	367	(40,890)
Amounts reclassified from AOCI	9	403	86	498
Income tax benefit (expense)	(92)	9,083	(101)	8,890
Balance, June 30, 2022	$(2,577)	$(5,440)	$(2,161)	$(10,178)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$52	$34,065	$(3,379)	$30,738
Change in OCI before reclassifications	(650)	(7,033)	38	(7,645)
Amounts reclassified from AOCI	(63)	(1,742)	132	(1,673)
Income tax benefit (expense)	(63)	1,961	(41)	1,857
Balance, June 30, 2021	$(724)	$27,251	$(3,250)	$23,277

__________
(1)Includes cash flow hedges of $2,446 million and $1,019 million as of June 30, 2022 and December 31, 2021, respectively, and $261 million and $(168) million as of June 30, 2021 and December 31, 2020, respectively, and fair value hedges of $27 million and $(35) million as of June 30, 2022 and December 31, 2021, respectively, and $(17) million and $10 million as of June 30, 2021 and December 31, 2020, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item in Consolidated Statements of Operations
	2022	2021	2022	2021
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$1	$0	$(9)	$0	Realized investment gains (losses), net
Foreign currency translation adjustments	0	60	0	63	Other income (loss)
Total foreign currency translation adjustment	1	60	(9)	63
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	(1)	9	(5)	14	(3)
Cash flow hedges—Currency	3	(2)	4	(3)	(3)
Cash flow hedges—Currency/Interest rate	503	57	657	205	(3)
Fair value hedges—Currency	0	(1)	(2)	(3)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(646)	313	(1,057)	1,529	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(141)	376	(403)	1,742	(4)
Amortization of defined benefit items:
Prior service cost	2	0	4	(1)	(5)
Actuarial gain (loss)	(38)	(65)	(90)	(131)	(5)
Total amortization of defined benefit items	(36)	(65)	(86)	(132)
Total reclassifications for the period	$(176)	$371	$(498)	$1,673
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2021	$23	$40,444	$(543)	$(3,271)	$(3,657)	$(8,009)	$24,987
Net investment gains (losses) on investments arising during the period	(48)	(50,603)				11,498	(39,153)
Reclassification adjustment for (gains) losses included in net income	13	390				(91)	312
Reclassification due to allowance for credit losses recorded during the period	0	0				0	0
Impact of net unrealized investment (gains) losses			204	4,713	5,821	(2,324)	8,414
Balance, June 30, 2022	$(12)	$(9,769)	$(339)	$1,442	$2,164	$1,074	$(5,440)
__________
(1) Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended June 30,
	2022			2021
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(572)			$2,183
Less: Income (loss) attributable to noncontrolling interests	(7)			25
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	6			31
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(571)	374.4	$(1.53)	$2,127	391.1	$5.44
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$6			$31
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	6			31
Stock options		0.0			0.9
Deferred and long-term compensation programs		0.0			2.1
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(571)	374.4	$(1.53)	$2,127	394.1	$5.40
__________
(1)For the three months ended June 30, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended June 30, 2022, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2022			2021
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(616)			$4,987
Less: Income (loss) attributable to noncontrolling interests	(20)			1
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	13			75
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(609)	375.3	$(1.62)	$4,911	393.7	$12.47
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$13			$75
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	13			75
Stock options		0.0			0.7
Deferred and long-term compensation programs		0.0			2.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(609)	375.3	$(1.62)	$4,911	396.4	$12.39
__________
(1)For the six months ended June 30, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended June 30, 2022, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended June 30, 2022 and 2021, as applicable, were based on 4.9 million and 5.9 million of such awards, respectively, and for the six months ended June 30, 2022 and 2021, as applicable, were based on 5.0 million and 5.9 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2022		2021
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.7	$108.67	0.9	$106.87
Antidilutive stock options due to net loss available to holders of Common Stock	0.4		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	2.3		0.0
Total antidilutive stock options and shares	3.6		0.9

	Six Months Ended June 30,
	2022		2021
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.3	$108.67	1.5	$100.25
Antidilutive stock options due to net loss available to holders of Common Stock	0.6		0.0
Antidilutive shares based on application of the treasury stock method	0.2		0.0
Antidilutive shares due to net loss available to holders of Common Stock	2.2		0.0
Total antidilutive stock options and shares	3.3		1.5

13. SEGMENT INFORMATION

Segments

In October 2021, we announced the creation of Retirement Strategies, a new U.S. business that would serve the retirement needs of both our institutional and individual customers by bringing the institutional investment and pension solutions offered through our Retirement business together with the financial solutions and capabilities of our Individual Annuities business. As of the second quarter of 2022, this new structure has been fully operationalized; therefore, the results of our former Retirement segment (now known as the “Institutional Retirement Strategies” operating segment) and our former Individual Annuities segment (now known as the “Individual Retirement Strategies” operating segment) have been aggregated into the Retirement Strategies segment. Prior periods have been updated to conform to this new presentation.

Consequently, the Company’s principal operations now consist of PGIM (the Company’s global investment management business), the U.S. Businesses (consisting of the Retirement Strategies, Group Insurance, Individual Life and Assurance IQ businesses), the International Businesses, the Closed Block division, and the Company’s Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other operations. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The Company’s Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

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

As discussed in Note 1, during the second quarter of 2022, the Company recorded out of period adjustments within the Individual Life business resulting in an aggregate net benefit of $125 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the second quarter of 2022. These adjustments resulted in an aggregate $310 million benefit to the Company’s pre-tax adjusted operating income for the second quarter of 2022, reflected within the Individual Life segment.

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021(1)	2022	2021(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$206	$315	$394	$966
U.S. Businesses:
Institutional Retirement Strategies	398	450	966	1,064
Individual Retirement Strategies	1,305	472	1,777	916
Retirement Strategies(2)	1,703	922	2,743	1,980
Group Insurance	53	17	(58)	(115)
Individual Life	(1,325)	146	(1,274)	102
Assurance IQ	(61)	(38)	(98)	(77)
Total U.S. Businesses	370	1,047	1,313	1,890
International Businesses	555	803	1,356	1,674
Corporate and Other	(259)	(336)	(625)	(658)
Total segment adjusted operating income before income taxes	872	1,829	2,438	3,872
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,134)	355	(3,155)	1,649
Charges related to realized investment gains (losses), net	(216)	3	(555)	(236)
Market experience updates	531	225	525	529
Divested and Run-off Businesses:
Closed Block division	13	31	36	65
Other Divested and Run-off Businesses	402	339	103	384
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	21	4	(1)	(50)
Other adjustments(3)	0	(13)	(17)	(26)
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$(511)	$2,773	$(626)	$6,187
________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business were excluded from the Retirement Strategies segment and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information regarding this disposition.
(2)The Retirement Strategies segment’s results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2022	December 31, 2021
	(in millions)
Assets by segment:
PGIM	$49,488	$53,566
U.S. Businesses:
Institutional Retirement Strategies	100,135	114,016
Individual Retirement Strategies	132,797	201,273
Retirement Strategies(1)	232,932	315,289
Group Insurance	39,024	43,286
Individual Life	102,148	118,237
Assurance IQ	1,613	1,788
Total U.S. Businesses	375,717	478,600
International Businesses	189,633	222,736
Corporate and Other(1)	28,164	122,701
Closed Block division	52,597	59,979
Total assets per Unaudited Interim Consolidated Financial Statements	$695,599	$937,582
________
(1)Certain assets were classified as “held-for-sale” as of December 31, 2021. See Note 1 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021(1)	2022	2021(1)
	(in millions)
Revenues on an adjusted operating income basis:
PGIM	$829	$1,009	$1,755	$2,323
U.S. Businesses:
Institutional Retirement Strategies	2,794	2,170	5,437	4,272
Individual Retirement Strategies	1,984	1,228	3,191	2,427
Retirement Strategies(1)	4,778	3,398	8,628	6,699
Group Insurance	1,496	1,518	3,040	3,074
Individual Life	2,008	1,616	3,765	3,251
Assurance IQ	79	113	186	221
Total U.S. Businesses	8,361	6,645	15,619	13,245
International Businesses	4,736	5,093	10,462	11,024
Corporate and Other	(152)	(129)	(405)	(218)
Total revenues on an adjusted operating income basis	13,774	12,618	27,431	26,374
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(2,241)	420	(3,302)	1,892
Charges related to realized investment gains (losses), net	(57)	(43)	(135)	(119)
Market experience updates	272	113	348	214
Divested and Run-off Businesses:
Closed Block division	529	1,613	1,494	2,978
Other Divested and Run-off Businesses	701	1,217	367	1,579
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	43	(21)	33	(49)
Total revenues per Unaudited Interim Consolidated Financial Statements	$13,021	$15,917	$26,236	$32,869

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business were excluded from the Retirement Strategies segment and are included in the Divested and Run-off Businesses in Corporate and Other. Prior period amounts have been updated to conform to current period presentation. See Note 1 for additional information regarding this disposition.

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
PGIM segment intersegment revenues	$201	$226	$433	$449

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Asset-based management fees	$841	$1,017	$1,822	$2,012
Performance-based incentive fees	6	23	10	50
Other fees	140	158	288	312
Total asset management and service fees	$987	$1,198	$2,120	$2,374

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	June 30, 2022	December 31, 2021
	(in millions)
Total outstanding mortgage loan commitments(1)	$2,493	$2,300
Portion of commitment where prearrangement to sell to investor exists	$1,071	$1,102
__________
(1)Includes commitments of $21 million related to held-for-sale operations as of December 31, 2021. See Note 1 for additional information.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both June 30, 2022 and December 31, 2021. The change in allowance is $0 million for both the three months ended June 30, 2022 and 2021, respectively, and $0 million for both the six months ended June 30, 2022 and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	June 30, 2022	December 31, 2021
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$10,301	$10,347
Expected to be funded from separate accounts	$296	$236
__________
(1)Includes commitments of $118 million related to held-for-sale operations as of December 31, 2021. See Note 1 for additional information.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2022 or 2021.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	June 30, 2022	December 31, 2021
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$6,386	$6,499
Fair value of related collateral associated with above indemnifications(2)	$6,524	$6,635
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $74 million and $30 million related to securities repurchase transactions as of June 30, 2022 and December 31, 2021, respectively
(2)Includes $74 million and $29 million related to securities repurchase transactions as of June 30, 2022 and December 31, 2021, respectively.

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

Guarantees of Asset Values

	June 30, 2022	December 31, 2021
	(in millions)
Guaranteed value of third-parties’ assets	$84,082	$81,984
Fair value of collateral supporting these assets	$80,474	$83,609
Asset (liability) associated with guarantee, carried at fair value	$1	$1

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	June 30, 2022	December 31, 2021
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,876	$2,930
First-loss exposure portion of above	$836	$854
Accrued liability associated with guarantees(1)	$33	$41
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $17 million and $20 million as of June 30, 2022 and December 31, 2021, respectively. The change in allowance is a reduction of $1 million and $0 million for the three months ended June 30, 2022, and 2021, respectively, and a reduction for both six months ended June 30, 2022 and 2021 of $4 million and $1 million, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $22,647 million and $22,963 million of mortgages subject to these loss-sharing arrangements as of June 30, 2022 and December 31, 2021, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of June 30, 2022, these mortgages had a weighted-average debt service coverage ratio of 1.96 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2021, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 63%. The Company had no losses related to indemnifications that were settled for the six months ended June 30, 2022 and $1 million of losses for the six months ended June 30, 2021.

Other Guarantees

	June 30, 2022	December 31, 2021
	(in millions)
Other guarantees where amount can be determined	$57	$47
Accrued liability for other guarantees and indemnifications	$33	$34

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The contingent consideration liability is reported at fair value, which is determined based on the present value of expected payments under the arrangement, using an internally-developed option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of June 30, 2022 and December 31, 2021.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Assurance IQ, LLC

William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC

In March 2022, the court issued an order granting Assurance IQ, LLC’s motion to dismiss the claims for declaratory and injunctive relief and denying the motion to dismiss as to the remaining claims. In May 2022, plaintiffs filed a second amended complaint narrowing the scope of the putative plaintiff class, and the Company filed its answer.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
LIBOR Litigation

Prudential Investment Portfolios 2, f/k/a Dryden Core Investment Fund, o/b/o Prudential Core Short-Term Bond Fund and Prudential Core Taxable Money Market Fund v. Bank of America Corporation, et al.

In March 2022, defendants petitioned the United States Supreme Court for a writ of certiorari to review the Second Circuit Court of Appeals judgment that personal jurisdiction extends to foreign defendants. In June 2022, the United States Supreme Court denied defendants’ petition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of June 30, 2022, compared with December 31, 2021, and its consolidated results of operations for the three and six months ended June 30, 2022 and 2021. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.410 trillion of assets under management as of June 30, 2022, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

In October 2021, we announced the creation of Retirement Strategies, a new U.S. business that would serve the retirement needs of both our institutional and individual customers by bringing the institutional investment and pension solutions offered through our Retirement business together with the financial solutions and capabilities of our Individual Annuities business. As of the second quarter of 2022, this new structure has been fully operationalized; therefore, the results of our former Retirement segment (now known as the “Institutional Retirement Strategies” operating segment) and our former Individual Annuities segment (now known as the “Individual Retirement Strategies” operating segment) have been aggregated into the Retirement Strategies segment. Prior periods have been updated to conform to this new presentation.

Consequently, our principal operations now consist of PGIM (our global investment management business), our U.S. Businesses (consisting of our Retirement Strategies, Group Insurance, Individual Life and Assurance IQ businesses), our International Businesses, the Closed Block division, and our Corporate and Other operations. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in Corporate and Other. Divested and Run-off Businesses consist of businesses that have been, or will be, sold or exited, including businesses that have been placed in wind-down status that do not qualify for “discontinued operations” accounting treatment under generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our Corporate and Other operations include corporate items and initiatives that are not allocated to business segments as well as the Divested and Run-off Businesses described above.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt, which are reflected in our Corporate and Other operations. The net investment income of each segment includes earnings on the amount of capital that management believes is necessary to support the risks of that segment.

Management expects that results will continue to benefit from our differentiated mix of market-leading businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of individual customers, workplace clients, and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels, including the ability to sell solutions across a broad socio-economic spectrum through Assurance IQ’s digital platform. We aim to expand our addressable market, build deeper and longer-lasting relationships with customers and clients, and meaningfully improve their financial wellness. While challenges have existed in the form of a sustained low interest rate environment, interest rates have recently risen from historically low levels. In the short term, higher interest rates will cause a decrease in our assets under management and associated fee income in our fee-based businesses, while over the longer term, higher interest rates will drive an increase in investment income from higher portfolio reinvestment rates.

In order to further increase our competitive advantage, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will also help us realize improved margins. In 2019, we launched programs in pursuit of these objectives that have resulted and will continue to result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges. For the three and six months ended June 30, 2022, we incurred approximately $38 million and $63 million of costs, respectively, in connection with these programs. We expect these programs will generate significant expense efficiencies over several years that will mitigate the impact from increases in other expenses due to inflation and business growth initiatives. For the three months and six months ended June 30, 2022, the Company estimates that these programs generated cost savings of approximately $174 million and $344 million, respectively, and, as of June 30, 2022, we expect to accumulate approximately $750 million of annual run-rate cost savings by the end of 2022, which is one year ahead of our target date.

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

The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•Outlook.

U.S. Businesses:

The United States has experienced multiple waves of COVID-19, with the severity of each wave depending on such factors as seasonality, varying levels of population immunity, and the evolution of the virus itself into different variants. Throughout the course of the pandemic, deaths from COVID-19 in the United States have ranged from a few hundred to several thousand per day. Since December 2021, the Omicron variant and several of its subvariants have emerged in the U.S. and quickly became the dominant strains, causing many more infections but with a smaller percentage of infections resulting in hospitalizations and deaths compared to prior waves, though still causing deaths to spike during the first half of 2022. Vaccines and other therapeutics, such as antiviral treatments, are now widely available and non-pharmaceutical interventions, such as mandatory social distancing and mask wearing, are being relaxed in most communities; however, the future evolution of the virus, among other factors, could cause the actual course of the pandemic and its impact on our business to differ from our current expectations.

Specific outlook considerations for certain of our U.S. businesses include the following:

Retirement Strategies. As many of the products in our Institutional Retirement Strategies business assume longevity risk, elevated levels of mortality resulting from COVID-19 may contribute to higher levels of underwriting gains.

Group Insurance. COVID-19 may contribute to elevated levels of mortality, which would result in increased life insurance claims. In addition, we continue to monitor the potential impact of the pandemic on our disability business, overall sales volumes, and the utilization of our workplace benefit offerings.

Individual Life. COVID-19 may contribute to elevated levels of mortality, resulting in increased life insurance claims.

International Businesses:

Our Japanese operations experienced an elevated level of COVID-19 claims due to the continued spread of the Omicron variant in the first half of 2022 as well as a regulatory requirement that extends hospitalization benefits for at-home recoveries. Additionally, we continued to experience modest disruptions to sales and agent recruiting in Japan after the expiration of certain control measures enacted by Japanese authorities. The situation remains fluid and COVID-19 might impact future claims and sales depending on the state of the pandemic in the geographic markets in which we operate. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses.

•Results of Operations. See “—Results of Operations” and “—Results of Operations by Segment” for a discussion of results for the second quarter and the first six months of 2022.

•Investment Portfolio. Credit migration and defaults were low in 2021 and have remained limited in 2022. The sectors most impacted by COVID-19 have started to recover but could be influenced by periods of volatility due to the possibility of additional variants emerging.

•Sales and Flows. See “—Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•Underwriting. Throughout the pandemic, COVID-19 had a significant net negative impact on our underwriting results, reflecting unfavorable mortality impacts in our Group Insurance, Individual Life and International businesses, partially offset by favorable mortality impacts in the Institutional portion of our Retirement Strategies business. In the second quarter of 2022, our overall mortality results were within expected ranges, inclusive of impacts from COVID-19, which we have seen decrease throughout the year. As such, beginning with the third quarter of 2022, the Company will embed

COVID-19 considerations within the Company’s best estimate assumptions of future expected mortality impacts for its applicable U.S.-based businesses. The ultimate impact on our underwriting results, however, will continue to depend on various factors including: an insured’s age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential for further mutation; and the ongoing acceptance and efficacy of the vaccines and other therapeutics.

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

As of June 30, 2022, the COVID-19 pandemic has not reached the most severe levels of financial impacts included in the Company’s stress testing. In addition, the net mortality impact of COVID-19 has been moderated by the balance between our mortality exposure (such as in our Individual Life and Group Insurance businesses) and our offsetting longevity exposure (such as in our Institutional Retirement Strategies business), and is influenced by the age distribution of U.S. COVID-19 mortality. The future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations.

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

For the general account supporting our U.S. Businesses and our Corporate and Other operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.4% of the fixed maturity security and commercial mortgage loan portfolios through 2023. The portion of the general account attributable to these operations has approximately $168 billion of such assets (based on net carrying value) as of June 30, 2022. The average portfolio yield for fixed maturity securities and commercial mortgage loans is approximately 4% as of June 30, 2022.

Included in the $168 billion of fixed maturity securities and commercial mortgage loans are approximately $135 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $135 billion, approximately 55% contain provisions for prepayment premiums. If we reinvest scheduled payments or prepayments (not subject to a prepayment fee) at rates below the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, future operating results will be impacted to the extent we do not, or are unable to, reduce crediting rates on in-force blocks of business, or effectively utilize other asset/liability management strategies described below, in order to maintain current net interest margins.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of June 30, 2022
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$147
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	2
Total	$185

The $147 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates. We seek to mitigate the impact of a prolonged low interest rate environment on these contracts through asset/liability management, as discussed further below.

The $36 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of June 30, 2022, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$1.0	$0.8	$0.1	$0.0	$0.0	$1.9
1.00% - 1.99%	1.3	0.1	0.0	0.8	2.4	4.6
2.00% - 2.99%	1.1	0.0	1.2	1.4	3.3	7.0
3.00% - 4.00%	19.0	0.0	1.6	0.7	0.1	21.4
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$23.2	$0.9	$2.9	$2.9	$5.8	$35.7
Percentage of total	65%	3%	8%	8%	16%	100%
 __________
(1)Includes approximately $0.19 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $2 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Assuming a hypothetical scenario where the average 10-year U.S. Treasury rate is 3.00% (which is reasonably consistent with recent rates) for the period from July 1, 2022 through June 30, 2023 (and credit spreads remain unchanged from average levels experienced during the second quarter 2022), we estimate that the favorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts), would be between $0 million and $45 million over this period.

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

Closed Block Division
Substantially all of the $51 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

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

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of June 30, 2022
(in billions)
Insurance products with fixed and guaranteed terms	$128
Contracts with a market value adjustment if invested amount is not held to maturity	24
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$161

The $128 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms- for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $24 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Assuming a hypothetical scenario where the average 30-year Japanese Government Bond yield is 1.20% and the 10-year U.S. Treasury rate is 3.00% (which is reasonably consistent with recent rates) for the period from July 1, 2022 through June 30, 2023 (and credit spreads remain unchanged from average levels experienced during the second quarter 2022), we estimate that the favorable impact to net investment income of reinvesting activities, including scheduled maturities and estimated prepayments of fixed maturities and commercial mortgage and other loans (excluding assets supporting participating contracts) would be between $0 million and $45 million over this period.
Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$13,021	$15,917	$26,236	$32,869
Benefits and expenses	13,532	13,144	26,862	26,682
Income (loss) before income taxes and equity in earnings of operating joint ventures	(511)	2,773	(626)	6,187
Income tax expense (benefit)	11	609	(58)	1,245
Income (loss) before equity in earnings of operating joint ventures	(522)	2,164	(568)	4,942
Equity in earnings of operating joint ventures, net of taxes	(50)	19	(48)	45
Net income (loss)	(572)	2,183	(616)	4,987
Less: Income attributable to noncontrolling interests	(7)	25	(20)	1
Net income (loss) attributable to Prudential Financial, Inc.	$(565)	$2,158	$(596)	$4,986

Three Month Comparison. The $2,723 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the second quarter of 2022 compared to the second quarter of 2021 reflected the following notable items on a pre-tax basis:

•$2,974 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments for PFI, excluding the impact of the hedging program associated with certain variable annuities (see “General Account Investments” for additional information); and
•$957 million unfavorable variance from lower adjusted operating income from our business segments, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements, primarily within the Individual Life business, partially offset by a gain from the sale of our equity interest in Prudential Annuities Life Assurance Corporation (“PALAC”) (see “Segment Results of Operations” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” were the following items:

•$598 million favorable variance from income taxes reflecting the decrease in pre-tax earnings;
•$306 million favorable variance driven by market experience updates primarily within our Individual Retirement Strategies business; and
•$266 million favorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities.

Six Month Comparison. The $5,582 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first six months of 2022 compared to the first six months of 2021 reflected the following notable items on a pre-tax basis:

•$4,520 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments for PFI, excluding the impact of the hedging program associated with certain variable annuities;
•$1,434 million unfavorable variance from lower adjusted operating income from our business segments, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements, primarily within the Individual Life business, and the absence of a gain from the sale of the Company’s 35% ownership stake in Pramerica SGR recorded in the prior year period, partially offset by a gain from the sale of our equity interest in PALAC;
•$603 million unfavorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities; and
•$310 million unfavorable variance reflecting lower results from our Divested and Run-off Businesses in the current year period, partially offset by a gain from the sale of our Full Service Retirement business.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $1,303 million favorable variance from income taxes reflecting the decrease in pre-tax earnings.

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

	Three and Six Months Ended June 30,
	2022	2021(1)
	(in millions)
Favorable (unfavorable) impact to adjusted operating income before income taxes by segment:
U.S. Businesses:
Retirement Strategies	$25	$(29)
Group Insurance	(3)	1
Individual Life	(1,401)	7
Total U.S. Businesses	(1,379)	(21)
International Businesses	(31)	(14)
Corporate and Other	4	5
Total segment favorable (unfavorable) impact to adjusted operating income before income taxes	(1,406)	(30)
Reconciling items:
Realized investment gains (losses), net, and related adjustments	445	6
Charges related to realized investment gains (losses), net	(298)	192
Divested and Run-off Businesses:
Closed Block division	(2)	0
Other Divested and Run-off Businesses	(48)	58
Favorable (unfavorable) impact to consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,309)	$226
__________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business were excluded from the Retirement Strategies segment and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021(1)	2022	2021(1)
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$206	$315	$394	$966
U.S. Businesses:
Retirement Strategies	1,703	922	2,743	1,980
Group Insurance	53	17	(58)	(115)
Individual Life	(1,325)	146	(1,274)	102
Assurance IQ	(61)	(38)	(98)	(77)
Total U.S. Businesses	370	1,047	1,313	1,890
International Businesses	555	803	1,356	1,674
Corporate and Other	(259)	(336)	(625)	(658)
Total segment adjusted operating income before income taxes	872	1,829	2,438	3,872
Reconciling items:
Realized investment gains (losses), net, and related adjustments(2)	(2,134)	355	(3,155)	1,649
Charges related to realized investment gains (losses), net(3)	(216)	3	(555)	(236)
Market experience updates	531	225	525	529
Divested and Run-off Businesses(4):
Closed Block division	13	31	36	65
Other Divested and Run-off Businesses	402	339	103	384
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(5)	21	4	(1)	(50)
Other adjustments(6)	0	(13)	(17)	(26)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(511)	$2,773	$(626)	$6,187
__________
(1)Effective third quarter of 2021, the results of the Full Service Retirement business were excluded from the Retirement Strategies segment and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)See “—General Account Investments” and Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information. All periods presented reflect the impacts from our annual reviews and update of assumptions and other refinements.
(3)Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves (“URR”). All periods presented also reflect the impacts on these items from our annual reviews and update of assumptions and other refinements.
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

Segment results for the period presented above reflect the following:

PGIM. Results for the second quarter of 2022 decreased in comparison to the prior year period, primarily reflecting lower net other related revenues, higher operating expenses and lower net asset management fees. Results for the first six months of 2022 decreased in comparison to the prior year period, primarily reflecting the absence of a gain in the prior year period from the sale of our 35% ownership stake in Pramerica SGR, higher compensation and operating expenses, and lower net other related revenues.

Retirement Strategies. Results for both the second quarter and the first six months of 2022 increased in comparison to the prior year periods, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods increased, primarily reflecting a gain from the sale of our equity interest in PALAC and market value gains on a strategic investment, as well as higher spread results and lower expenses, partially offset by lower fee income, net of distribution expenses and other associated costs.

Group Insurance. Results for both the second quarter and first six months of 2022 increased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods increased, driven by more favorable underwriting results, partially offset by lower net investment spread results. Results for the first six months of 2022 also reflected higher expenses.

Individual Life. Results for both the second quarter and the first six months of 2022 decreased in comparison to the prior year periods, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for the second quarter of 2022 decreased, primarily driven by lower net spread results, partially offset by more favorable underwriting results. Results for the first six months of 2022 increased, primarily driven by less unfavorable underwriting results.

Assurance IQ. Results for both the second quarter and the first six months of 2022 decreased in comparison to the prior year periods, primarily reflecting an unfavorable net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results for both periods decreased, primarily reflecting a decrease in the Health Under 65 line. Results for the first six months of 2022 were partially offset by an increase in the Medicare line.

International Businesses. Results for both the second quarter and the first six months of 2022 decreased in comparison to the prior year periods, inclusive of an unfavorable net impact from foreign currency exchange rates and an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results for both periods decreased, primarily driven by lower net investment spread results and lower earnings from our joint venture investments, as well as higher expenses and less favorable underwriting results.

Corporate and Other. Results for the second quarter of 2022 reflected decreased losses in comparison to the prior year period, primarily driven by lower net charges from other corporate activities, favorable pension and employee benefit results and higher investment income. Results for the first six months of 2022 reflected decreased losses in comparison to the prior year period, primarily driven by favorable pension and employee benefit results and lower interest expense on debt, partially offset by higher net charges from other corporate activities.

Closed Block Division. Results for both the second quarter and the first six months of 2022 decreased in comparison to the prior year periods, primarily driven by lower net investment activity results, partially offset by a reduction in the policyholder dividend obligation.

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

Account Values. In managing our Retirement Strategies business, we analyze account values, which do not correspond directly to U.S. GAAP assets. Net additions (withdrawals) in our Institutional Retirement Strategies business and sales (redemptions) in our Individual Retirement Strategies business do not correspond to revenues under U.S. GAAP but are used as a relevant measure of business activity.

Impact of Foreign Currency Exchange Rates

Foreign currency exchange rate movements and related hedging strategies

As a U.S.-based company with significant business operations outside the U.S., particularly in Japan, we are subject to foreign currency exchange rate movements that could impact our U.S. dollar (“USD”)-equivalent shareholder return on equity. We seek to mitigate this impact through various hedging strategies, including holding USD-denominated assets in certain of our foreign subsidiaries.

In order to reduce equity volatility from foreign currency exchange rate movements, we primarily utilize a yen hedging strategy that calibrates the hedge level to preserve the relative contribution of our yen-based business to the Company’s overall return on equity on a leverage neutral basis. We implement this hedging strategy utilizing a variety of instruments, including USD-denominated assets and dual currency and synthetic dual currency investments held locally in our Japanese insurance subsidiaries. The total hedge level may vary based on our periodic assessment of the relative contribution of our yen-based business to the Company’s overall return on equity.

The table below presents the aggregate amount of instruments that serve to hedge the impact of foreign currency exchange movements on our USD-equivalent shareholder return on equity from our Japanese insurance subsidiaries as of the dates indicated.

	June 30, 2022	December 31, 2021
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets held in yen-based entities(1)	$8.8	$9.5
Dual currency and synthetic dual currency investments(2)	0.4	0.5
Total foreign currency hedges	$9.2	$10.0
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $72.5 billion and $74.3 billion as of June 30, 2022 and December 31, 2021, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

For our International Businesses and PGIM, the fixed currency exchange rates for the current year are predetermined during the third quarter of the prior year using forward currency exchange rates.

The table below presents, for the periods indicated, the increase (decrease) to revenues and adjusted operating income for the International Businesses, PGIM and Corporate and Other operations, reflecting the impact of these intercompany arrangements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(19)	$0	$(16)	$1
PGIM	1	(1)	3	(1)
Impact of intercompany arrangements(1)	(18)	(1)	(13)	0
Corporate and Other:
Impact of intercompany arrangements(1)	18	1	13	0
Settlement gains (losses) on forward currency contracts(2)	11	6	22	14
Net benefit (detriment) to Corporate and Other	29	7	35	14
Net impact on consolidated revenues and adjusted operating income	$11	$6	$22	$14
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of June 30, 2022 and 2021, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.5 billion and $0.9 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.8 billion and $2.0 billion as of June 30, 2022 and December 31, 2021, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 5% of the $1.8 billion balance as of June 30, 2022 will be recognized throughout the remainder of 2022, approximately 7% will be recognized in 2023, and the remaining balance will be recognized from 2024 through 2051.

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

Market Performance - Equity and Interest Rate Assumptions

DAC, DSI and VOBA, associated with the variable and universal life policies of our Individual Life and International Businesses segments and the variable and fixed annuity contracts of our Retirement Strategies and International Businesses segments, are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The quarterly adjustments for market performance reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity and variable life contracts, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity and variable life contracts and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2022, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.4% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 3.0% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2022 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate and 10-year Japanese Government Bond yield unchanged and continue to grade to rates of 3.25% and 1.00%, respectively, over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that implementation of the standard will result in a decrease to Retained Earnings of approximately $2 billion to $3 billion primarily from reclassifying the cumulative effect of changes in non-performance risk from retained earnings to AOCI and other changes in reserves, and will result in a decrease to AOCI of approximately $40 billion to $45 billion primarily from remeasuring in-force contract liabilities using current upper-medium grade fixed income instrument yields. As of December 31, 2021, these estimates decline to a decrease to Retained Earnings of approximately $1 billion to $2 billion and a decrease to AOCI of approximately $28 billion to $33 billion primarily due to the increase in interest rates during 2021. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating results(1):
Revenues(2)	$829	$1,009	$1,755	$2,323
Expenses	623	694	1,361	1,357
Adjusted operating income	206	315	394	966
Realized investment gains (losses), net, and related adjustments	(2)	(1)	(5)	(3)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(14)	25	(7)	(3)
Other adjustments(3)	4	0	(8)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$194	$339	$374	$960
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
(2)Revenues for the six months ended June 30, 2021 include a $378 million pre-tax gain related to the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy.
(3)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $109 million, primarily reflecting a decrease in other related revenues, net of related expenses, driven by a decrease in seed and co-investments reflecting investment underperformance. Also contributing to the decrease were higher operating expenses and lower asset management fees, net of related expenses.

Six Month Comparison. Adjusted operating income decreased $572 million, primarily reflecting a decrease in service, distribution and other revenues, driven by the absence of a gain in the prior year period from the sale of our Pramerica SGR joint venture, lower other related revenues, net of related expenses, and higher operating and compensation expenses. Asset management fees were relatively flat in comparison to the prior year period as lower asset management fee revenue was offset by lower related expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$357	$349	$720	$697
Retail customers(1)	274	307	575	609
General account	125	147	270	292
Total asset management fees	756	803	1,565	1,598
Other related revenues by source:
Incentive fees	6	24	10	51
Transaction fees	5	4	9	9
Seed and co-investments	(18)	33	(39)	38
Commercial mortgage(2)	24	25	56	70
Total other related revenues	17	86	36	168
Service, distribution and other revenues(3)	56	120	154	557
Total revenues	$829	$1,009	$1,755	$2,323
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
(3)Results for the six months ended June 30, 2021 include a $378 million pre-tax gain related to the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy.

Three Month Comparison. Revenues decreased $180 million, primarily due to a decrease in other related revenues driven by lower seed and co-investments results and lower performance-based incentive fees, reflecting investment underperformance. Service, distribution and other revenues decreased, primarily reflecting lower revenues from certain consolidated funds (which were fully offset by lower expenses related to noncontrolling interests in these funds). Also contributing to the decrease were lower asset management fees primarily due to a decrease in average assets under management, driven by market depreciation reflecting higher interest rates and credit spreads, as well as unfavorable equity markets.

Expenses decreased $71 million, primarily reflecting lower variable expenses associated with a decrease in overall segment earnings and lower revenues of certain consolidated funds, as discussed above. The decrease was partially offset by higher operating expenses primarily driven by an increase in travel and entertainment costs.

Six Month Comparison. Revenues decreased $568 million. Service, distribution and other revenues decreased, primarily reflecting the absence of a gain in the prior year period from the sale of our Pramerica SGR joint venture. Other related revenues decreased primarily driven by lower seed and co-investments results and lower performance-based incentive fees, reflecting investment underperformance, and lower commercial mortgage origination revenues primarily driven by higher interest rates. Also contributing to the decrease were lower asset management fees, net of related expenses, primarily due to a decrease in average assets under management, driven by market depreciation reflecting higher interest rates and credit spreads, as well as unfavorable equity markets.

Expenses increased $4 million, reflecting higher operating expenses primarily driven by an increase in travel and entertainment, and higher compensation expenses, partially offset by lower variable expenses primarily associated with a decrease in overall segment earnings.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	June 30, 2022	December 31, 2021	June 30, 2021
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$149.1	$216.2	$212.6
Public fixed income	800.5	980.7	987.4
Real estate	131.8	132.6	125.6
Private credit and other alternatives	103.2	108.7	104.8
Multi-asset	72.8	85.6	81.0
Total PGIM assets under management	$1,257.4	$1,523.8	$1,511.4

Assets under management within other reporting segments(2)	152.2	218.5	218.6
Total PFI assets under management	$1,409.6	$1,742.3	$1,730.0
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

PGIM’s assets under management as of June 30, 2022 decreased $254 billion in comparison to the prior year quarter and $266 billion in comparison to the prior year end, primarily driven by market depreciation resulting from higher interest rates and credit spreads, as well as unfavorable equity markets. The decreases also reflect a reduction in assets under management from the sales of the Full Service Retirement business and PALAC, and unfavorable foreign exchange rate impacts.

The following table sets forth assets under management by source as of the dates indicated:

	June 30, 2022	December 31, 2021	June 30, 2021
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$560.7	$629.4	$618.6
Retail customers	314.3	401.4	401.2
General account	382.4	493.0	491.6
Total PGIM assets under management	$1,257.4	$1,523.8	$1,511.4

Assets under management within other reporting segments(2)	152.2	218.5	218.6
Total PFI assets under management	$1,409.6	$1,742.3	$1,730.0
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022
	(in billions)
Beginning assets under management	$1,414.6	$1,451.3	$1,523.8	$1,498.6	$1,511.4
Institutional third-party flows	8.1	5.6	8.4	6.7	12.6
Retail third-party flows	(8.3)	(0.3)	(12.9)	4.1	(16.9)
Total third-party flows	(0.2)	5.3	(4.5)	10.8	(4.3)
Affiliated flows(1)	7.5	(6.2)	7.0	(9.6)	4.4
Market appreciation (depreciation)(2)	(122.5)	60.2	(221.8)	16.9	(203.3)
Foreign exchange rate impact	(11.6)	(0.3)	(16.7)	(7.7)	(21.4)
Net money market activity and other increases (decreases)(3)	(30.4)	1.1	(30.4)	2.4	(29.4)
Ending assets under management	$1,257.4	$1,511.4	$1,257.4	$1,511.4	$1,257.4
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Results for the three months, six months and twelve months ended June 30, 2022 includes a reduction in assets under management from the sales of the Retirement Full Service business and PALAC.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of June 30, 2022, these assets decreased approximately $6.0 billion compared to December 31, 2021, primarily reflecting market depreciation.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in billions)
Private capital deployed:
Real estate debt and equity	$9.0	$6.4	$14.6	$12.2
Private credit and equity	5.9	4.5	9.9	6.6
Total private capital deployed	$14.9	$10.9	$24.5	$18.8

Seed and Co-Investments

As of June 30, 2022 and December 31, 2021, PGIM had approximately $1,053 million and $1,175 million of seed investments and $462 million and $517 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021(1)	2022	2021(1)
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$1,703	$922	$2,743	$1,980
Group Insurance	53	17	(58)	(115)
Individual Life	(1,325)	146	(1,274)	102
Assurance IQ	(61)	(38)	(98)	(77)
Total U.S. Businesses	370	1,047	1,313	1,890
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,348)	(170)	(1,643)	1,749
Charges related to realized investment gains (losses), net	(246)	9	(590)	(227)
Market experience updates	496	223	492	530
Other adjustments(2)	(4)	(13)	(9)	(26)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	2	2	2
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(731)	$1,098	$(435)	$3,918
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

Three Month Comparison. Adjusted operating income for our U.S. Businesses decreased by $677 million primarily due to:

•An unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the second quarter of 2022 in our Individual Life business, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality;

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values as a result of the sale of our equity interest in PALAC; and

•Lower net investment spread results driven by lower income on non-coupon investments.

•Partially offsetting these decreases was a gain in our Individual Retirement Strategies business from the sale of PALAC; and

•Higher underwriting results primarily reflecting improved mortality experience and more favorable disability results in our Group Insurance business.

Six Month Comparison. Adjusted operating income for our U.S. Businesses decreased by $577 million primarily due to:

•An unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the second quarter of 2022 in our Individual Life business, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality; and

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values as a result of the sale of our equity interest in PALAC.

•Partially offsetting these decreases was a gain in our Individual Retirement Strategies business from the sale of PALAC; and

•Higher underwriting results, including lower COVID-19 related mortality claims, in our Individual Life and Group Insurance businesses, as well as more favorable disability results in our Group Insurance business, partially offset by lower COVID-19 related gains in our Institutional Retirement Strategies business.

Retirement Strategies

In October 2021, the Company announced the creation of Retirement Strategies, a new U.S. business that would serve the retirement needs of both our institutional and individual customers by bringing the institutional investment and pension solutions offered through our Retirement business together with the financial solutions and capabilities of our Individual Annuities business. As of the second quarter of 2022, this new structure has been fully operationalized; therefore, the results of our former Retirement segment (now known as the “Institutional Retirement Strategies” operating segment) and our former Individual Annuities segment (now known as the “Individual Retirement Strategies” operating segment) have been aggregated into the Retirement Strategies segment. Prior periods have been updated to conform to this new presentation.

Business Updates

•In April 2022, the Company completed the sale of its Full Service Retirement business to Great-West Life & Annuity Insurance Company (“Great-West”). The transaction involved the sale of legal entities, reinsurance, and the transfer of contracts and brokerage accounts to Great-West. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of the Full Service Retirement business as “held-for-sale” and transferred the results of this business to Divested and Run-off Businesses within Corporate and Other operations. As such, the following results for the Institutional Retirement Strategies operating segment are now solely reflective of the Company’s Institutional Investment Products business. All prior period amounts have been restated to conform to current period presentation.

•In April 2022, the Company completed the sale of its equity interest in PALAC, which represented a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC, resulting in a pre-tax gain of $852 million. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of this block of business as “held-for-sale” with the results continuing to be reported within the former Individual Annuities segment’s operating results until the sale was completed.

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$2,794	$2,170	$5,437	$4,272
Individual Retirement Strategies	1,984	1,228	3,191	2,427
Total revenues	4,778	3,398	8,628	6,699
Benefits and expenses:
Institutional Retirement Strategies	2,396	1,720	4,471	3,208
Individual Retirement Strategies	679	756	1,414	1,511
Total benefits and expenses	3,075	2,476	5,885	4,719
Adjusted operating income:
Institutional Retirement Strategies	398	450	966	1,064
Individual Retirement Strategies	1,305	472	1,777	916
Total adjusted operating income	1,703	922	2,743	1,980
Realized investment gains (losses), net, and related adjustments	(708)	(296)	(478)	1,809
Charges related to realized investment gains (losses), net	(135)	16	(522)	(378)
Market experience updates	233	228	133	404
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	2	2	2
Income (loss) before income taxes and equity in earnings of operating joint ventures	$1,094	$872	$1,878	$3,817

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $52 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2022 had no net impact from our annual reviews and update of assumptions, while results for the second quarter of 2021 included a $14 million net charge. Excluding this item, adjusted operating income decreased $66 million, driven by lower net investment spread results, primarily reflecting lower income on non-coupon investments, partially offset by higher reinvestment rates. This net unfavorable impact was partially offset by favorable reserve experience driven by core business growth and higher COVID-19 related mortality gains.

Adjusted operating income from our Individual Retirement Strategies business increased $833 million, including a favorable comparative impact from our annual reviews and update of assumptions and other refinements, which resulted in a $25 million net benefit in the second quarter of 2022 compared to a $15 million charge in the second quarter of 2021. Excluding this item, adjusted operating income increased $793 million primarily driven by a gain from the sale of PALAC and market value gains on a strategic investment. Also contributing to the increase were higher net investment spread results, driven by more favorable interest rates as well as growth in indexed variable annuities and lower operating expenses. These increases were partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows, unfavorable equity markets and the reduction in account values resulting from the sale of PALAC, partially offset by favorable impacts from our living benefits guarantees.

Six Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $98 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $113 million, driven by lower net investment spread results, primarily reflecting lower income on non-coupon investments, and less favorable reserve experience due to lower COVID-19 related mortality gains.

Adjusted operating income from our Individual Retirement Strategies business increased $861 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $821 million primarily driven by a gain from the sale of PALAC and market value gains on a strategic investment. Also contributing to the increase were higher net investment spread results, driven by more favorable interest rates as well as growth in indexed variable annuities, lower operating expenses, and higher income on non-coupon investments. These increases were partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower average separate account values due to net outflows, unfavorable equity markets and the reduction in account values resulting from the sale of PALAC, partially offset by favorable impacts from our living benefits guarantees.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Institutional Retirement Strategies business increased $624 million. This increase primarily reflected higher pension risk transfer premiums due to new sales in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below, partially offset by lower net investment income and other income, primarily reflecting lower income on non-coupon investments.

Benefits and expenses of our Institutional Retirement Strategies business increased $676 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $690 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $756 million primarily driven by a gain from the sale of our equity interest in PALAC and market value gains on a strategic investment, partially offset by lower policy charges and fee income, reflecting lower average separate account values due to net outflows, unfavorable equity markets and the reduction in account values resulting from the sale of PALAC.

Benefits and expenses of our Individual Retirement Strategies business decreased $77 million. Excluding the impact of our annual review and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $37 million primarily driven by lower general and administrative expenses, net of capitalization, driven by lower distribution and asset management expenses reflecting lower average separate account values, as discussed above, and lower operating expenses. This increase was partially offset by higher interest expense.

Six Month Comparison. Revenues from our Institutional Retirement Strategies business increased $1,165 million. This increase primarily reflected higher pension risk transfer premiums, with corresponding offsets in policyholders’ benefits, as discussed below, partially offset by lower other income and net investment income, primarily reflecting lower income on non-coupon investments.

Benefits and expenses of our Institutional Retirement Strategies business increased $1,263 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $1,278 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $764 million primarily driven by a gain from the sale of our equity interest in PALAC and market value gains on a strategic investment, partially offset by lower policy charges and fee income, reflecting lower average separate account values due to net outflows, unfavorable equity markets and the reduction in account values resulting from the sale of PALAC.

Benefits and expenses of our Individual Retirement Strategies business decreased $97 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $57 million primarily driven by lower general and administrative expenses, net of capitalization, driven by lower distribution and asset management expenses reflecting lower average separate account values, as discussed above, and lower operating expenses. This increase was partially offset by higher interest expense.

Account Values

Institutional Retirement Strategies. Account values are a significant driver of our operating results and are primarily driven by net additions (withdrawals) and the impact of market changes. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. The income we earn on most of our fee-based products varies with the level of fee-based account values as many policy fees are determined by these values.

The following table shows the changes in the account values of Institutional Retirement Strategies’ products for the periods indicated. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Institutional Retirement Strategies business. For more information on internally-managed balances, see “—PGIM.”

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value	$239,102	$247,496	$245,720	$243,387	$243,843
Additions(1)	3,700	661	5,978	10,421	17,524
Withdrawals and benefits	(3,560)	(5,744)	(8,459)	(11,386)	(17,898)
Change in market value, interest credited and interest income	(2,389)	1,346	(3,959)	693	(2,771)
Other(2)	(2,259)	84	(4,686)	728	(6,104)
Ending total account value	$234,594	$243,843	$234,594	$243,843	$234,594
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
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended June 30, 2022 and 2021, “Other” activity also includes $892 million in receipts offset by $867 million in payments and $581 million in receipts offset by $731 million in payments, respectively, and for the six months ended June 30, 2022 and 2021, includes $1,711 million in receipts offset by $1,708 million in payments and $1,302 million in receipts offset by $1,496 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The decreases in Institutional Retirement Strategies account values for the three months, six months and twelve months ended June 30, 2022 reflect decreases in other activity primarily driven by the negative impact of foreign exchange rate changes, and the decline in the market value of account assets. Account values for the six months ended June 30, 2022 also reflect net withdrawals primarily driven by account run-off.

Individual Retirement Strategies. Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies primarily based on the level of account values. Additionally, our fee income generally drives other items such as the pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, policy charges and the impact of positive or negative market value changes. The annuity industry’s competitive and regulatory landscapes, which have been dynamic over the last few years, may impact our net flows, including new business sales. The following table sets forth account value information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022
	(in millions)
Total Individual Retirement Strategies(1):
Beginning total account value(2)	$168,794	$176,442	$182,305	$176,280	$182,411
Sales	1,598	1,693	3,141	3,548	6,192
Full surrenders and death benefits	(1,560)	(2,683)	(3,748)	(5,175)	(8,974)
Sales, net of full surrenders and death benefits	38	(990)	(607)	(1,627)	(2,782)
Partial withdrawals and other benefit payments	(994)	(1,328)	(2,461)	(2,757)	(5,416)
Net flows	(956)	(2,318)	(3,068)	(4,384)	(8,198)
Change in market value, interest credited and other activity(3)	(44,081)	9,208	(54,628)	12,350	(47,790)
Policy charges	(619)	(921)	(1,471)	(1,835)	(3,285)
Ending total account value	$123,138	$182,411	$123,138	$182,411	$123,138
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Investments sold through defined contribution plan products are included with such products within our Institutional Retirement Strategies business. Variable annuity account values were $117.6 billion and $176.6 billion as of June 30, 2022 and 2021, respectively. Fixed annuity account values were $5.6 billion and $5.9 billion as of June 30, 2022 and 2021, respectively.
(2)Beginning total account values for three months and six months ended June 30, 2022 include approximately $30 billion of account values that were classified as “held-for-sale” as of March 31, 2022 and December 31, 2021, in relation to the PALAC sale, as discussed above.
(3)Results for the three months, six months and twelve months ended June 30, 2022 reflect the reduction in account values resulting from the sale of PALAC, as discussed above.

Sales, net of full surrenders and death benefits, for the three months and the six months ended June 30, 2022 increased in comparison to the prior year periods driven by lower full surrenders due to general uncertainty and volatility in financial markets in the current year period, partially offset by lower sales.

The decrease in account values for the three months, six months and twelve months ended June 30, 2022 were primarily driven by the impact of the sale of PALAC, market value depreciation and net outflows.
Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Retirement Strategies’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results.

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

Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of our indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides some protection from lapse in the case of rising interest rates.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the Company completed the sale of a portion of our in-force traditional variable annuity block, as discussed above.

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

	June 30, 2022	December 31, 2021(1)
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables	$5,933	$13,028
NPR adjustment, net of reinsurance recoverables	4,109	2,832
Subtotal	10,042	15,860
Adjustments including risk margins and valuation methodology differences	(3,122)	(3,444)
Economic liability managed through the ALM strategy	$6,920	$12,416
__________
(1)Includes the portion of the traditional variable annuities block of business that was classified as “held-for-sale” as of December 31, 2021 in relation to the PALAC sale, as discussed above.

As of June 30, 2022, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

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

Product Specific Risks and Risk Mitigants

As noted above, the risks associated with our Individual Retirement Strategies’ products are mitigated through product design features, including automatic rebalancing, as well as through our ALM strategy and external reinsurance. The following table sets forth the risk management profile of our living benefit guarantees and guaranteed minimum death benefit (“GMDB”) features as of the periods indicated:

	June 30, 2022		December 31, 2021		June 30, 2021
	Account Value	% of Total	Account Value(1)	% of Total	Account Value	% of Total
	($ in millions)
Living benefit/GMDB features(2):
Both ALM strategy and automatic rebalancing(3)(4)	$72,983	63%	$112,543	64%	$114,543	65%
ALM strategy only(4)	2,111	2%	7,278	4%	7,491	4%
Automatic rebalancing only	87	0%	567	0%	608	1%
External reinsurance(5)	2,660	2%	3,303	2%	3,299	2%
PDI	13,078	11%	16,909	10%	17,604	10%
Other products	1,631	1%	2,444	1%	2,547	1%
Total living benefit/GMDB features	$92,550		$143,044		$146,092
GMDB features and other(6)	25,024	21%	33,395	19%	30,465	17%
Total variable annuity account value	$117,574		$176,439		$176,557
__________
(1)Includes approximately $30 billion of account values that were classified as “held-for-sale” as of December 31, 2021 in relation to the PALAC sale, as discussed above.

(2)All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(3)Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(4)Excludes PDI which is presented separately within this table.
(5)Represents contracts subject to a reinsurance transaction with an external counterparty covering certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature.
(6)Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results excluded from adjusted operating income

The following table provides the net impact to the Unaudited Interim Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income, which is primarily driven by the changes in the U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy as described above, and the related amortization of DAC and other costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021(1)	2022	2021(1)
	(in millions)(2)
Results excluded from adjusted operating income:
Change in value of U.S. GAAP liability, pre-NPR(3)	$(151)	$(1,952)	$2,049	$6,440
Change in the NPR adjustment	1,273	(116)	1,970	(1,000)
Change in fair value of hedge assets, excluding capital hedges(4)	(630)	1,480	(2,616)	(3,512)
Change in fair value of capital hedges(5)	445	(498)	670	(793)
Other(6)	(1,645)	790	(2,551)	674
Realized investment gains (losses), net, and related adjustments	(708)	(296)	(478)	1,809
Market experience updates(7)	233	228	133	404
Charges related to realized investment gains (losses), net	(135)	16	(522)	(378)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	1	2	2	2
Total results excluded from adjusted operating income(8)	$(609)	$(50)	$(865)	$1,837
__________
(1)Prior periods have been updated to reflect the aggregated results of the Retirement Strategies segment.
(2)Positive amounts represent income; negative amounts represent a loss.
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
(6)Largely represents realized gains (losses) associated with sales and maturities of fixed maturity securities and derivative instruments.
(7)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability.
(8)Excludes amounts from the change in unrealized gains and losses on fixed income instruments recorded in OCI (versus net income) of $(106) million, and $132 million for the three months ended June 30, 2022 and 2021, respectively, and $(290) million and $(1,738) million for the six months ended June 30, 2022 and 2021, respectively.

For the three months and the six months ended June 30, 2022, the losses of $609 million and $865 million, respectively, were driven by the impact of rising interest rates on fixed maturity securities and derivatives as well as unfavorable impacts related to the U.S. GAAP liability before NPR, including the change in fair value of hedge assets (excluding capital hedges) largely due to unfavorable equity markets and the impact from our annual reviews and update of assumptions and other refinements. Also contributing to the decrease were unfavorable impacts related to the amortization of DAC and other costs. These decreases were partially offset by favorable NPR adjustments largely due to favorable impacts from our annual reviews and update of assumptions and other refinements and widening credit spreads, gains associated with our capital hedges driven by unfavorable equity markets as well as favorable market experience updates resulting from the impact of rising interest rates.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Operating results:
Revenues	$1,496	$1,518	$3,040	$3,074
Benefits and expenses	1,443	1,501	3,098	3,189
Adjusted operating income	53	17	(58)	(115)
Realized investment gains (losses), net, and related adjustments	(58)	9	(109)	(25)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(5)	$26	$(167)	$(140)
Benefits ratio(1)(4):
Group life(2)	87.1%	91.1%	95.6%	97.8%
Group disability(2)	75.5%	80.9%	74.5%	80.7%
Total Group Insurance(2)	84.2%	88.7%	90.5%	93.9%
Administrative operating expense ratio(3)(4):
Group life	10.7%	11.0%	10.7%	10.9%
Group disability	32.2%	32.7%	31.7%	32.5%
Total Group Insurance	15.9%	16.1%	15.8%	15.9%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 87.7%, 73.0% and 84.0% for the three months ended June 30, 2022, respectively; 95.9%, 73.2% and 90.4% for the six months ended June 30, 2022, respectively; 91.1%, 80.9% and 88.8% for the three months ended June 30, 2021, respectively; 97.8%, 80.7% and 93.9% for the six months ended June 30, 2021, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $36 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2022 included a $3 million net charge from these updates while 2021 included a $1 million net benefit from these updates. Excluding this item, adjusted operating income increased $40 million, primarily reflecting more favorable underwriting results in our group life business including a decline in COVID-19 impacts on non-experience-rated contracts, and higher underwriting results in our group disability business driven by favorable claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. These increases were partially offset by lower net investment spread results driven by lower income on non-coupon investments.

Six Month Comparison. Adjusted operating income increased $57 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $61 million, primarily reflecting higher underwriting results in our group disability business driven by favorable claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. Also contributing to the increase were more favorable underwriting results in our group life business, including a decline in COVID-19 impacts on non-experience-rated contracts, and business growth. These increases were partially offset by higher expenses and lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $22 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $18 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses decreased $58 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by more favorable claim experience, including a decline in COVID-19 impacts, as well as in our group disability business driven by a more favorable impact from claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts. These decreases were partially offset by higher general and administrative expenses.

Six Month Comparison. Revenues decreased $34 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $30 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses decreased $91 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by more favorable claim experience, including a decline in COVID-19 impacts, as well as in our group disability business driven by a more favorable impact from claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts. These decreases were partially offset by higher general and administrative expenses.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Annualized new business premiums(1):
Group life	$26	$16	$206	$191
Group disability	17	35	147	155
Total	$43	$51	$353	$346
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended June 30, 2022 decreased $8 million compared to the prior year period, driven by lower sales in our group disability business, primarily due to a large client sale in the Association segment in the prior year period, partially offset by higher group life sales in the Premier and National segments.

Total annualized new business premiums for the six months ended June 30, 2022 increased $7 million compared to the prior year period, driven by higher group life sales in the Premier and National segments. This favorable impact was partially offset by lower sales in our group disability business, as noted above; however, current period sales are also reflective of an increase in supplemental health product sales in the Premier and National segments.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Revenues	$2,008	$1,616	$3,765	$3,251
Benefits and expenses	3,333	1,470	5,039	3,149
Adjusted operating income	(1,325)	146	(1,274)	102
Realized investment gains (losses), net, and related adjustments	(582)	117	(1,056)	(35)
Charges related to realized investment gains (losses), net	(111)	(7)	(68)	151
Market experience updates	263	(5)	359	126
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,755)	$251	$(2,039)	$344

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $1,471 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2022 included a $1,401 million net charge from these updates, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality, and inclusive of out of period adjustments (see Note 1 and Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information). Results for the second quarter of 2021 included a $7 million net benefit from these updates. Excluding these items, adjusted operating income decreased $63 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, partially offset by more favorable underwriting results, net of reinsurance.

Six Month Comparison. Adjusted operating income decreased $1,376 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income increased $32 million primarily reflecting less unfavorable underwriting results, driven by the impact from mortality experience, net of reinsurance, including lower COVID-19 related claims, partially offset by lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues increased $392 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $52 million. This increase was primarily driven by higher premiums due to lower ceded reinsurance, which was mostly offset in policyholders’ benefits below, and higher policy charges and fee income primarily due to business growth.

Benefits and expenses increased $1,863 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $115 million. This increase was primarily driven by higher policyholders’ benefits and changes in reserves, driven by lower ceded reinsurance, as described above.

Six Month Comparison. Revenues increased $514 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $174 million. This increase was primarily driven by higher premiums due to lower ceded reinsurance, which was mostly offset in policyholders’ benefits below, higher policy charges and fee income due to business growth, and higher investment income from higher income on non-coupon investments and higher average invested assets.

Benefits and expenses increased $1,890 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $142 million. This increase was primarily driven by higher policyholders’ benefits and changes in reserves, driven by lower ceded reinsurance, as described above, partially offset by a favorable comparative impact from mortality experience, net of reinsurance, including lower COVID-19 related claims.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$27	$83	$110	$32	$80	$112
Term Life	5	18	23	6	28	34
Universal Life(1)	1	21	22	2	32	34
Total	$33	$122	$155	$40	$140	$180

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$56	$158	$214	$60	$198	$258
Term Life	9	38	47	12	53	65
Universal Life(1)	3	41	44	4	57	61
Total	$68	$237	$305	$76	$308	$384
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Total annualized new business premiums for the second quarter of 2022 decreased $25 million compared to the prior year period primarily from lower third-party sales of universal life and term life products, primarily due to pricing and product actions since the prior year period. Total annualized new business premiums for the first six months of 2022 decreased $79 million compared to the prior year period, primarily from lower third-party sales across variable life, term life and universal life products, primarily due to pricing and product actions since the prior year period.

Assurance IQ
Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Revenues	$79	$113	$186	$221
Expenses	140	151	284	298
Adjusted operating income	(61)	(38)	(98)	(77)
Other adjustments(1)	(4)	(13)	(9)	(26)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(65)	$(51)	$(107)	$(103)
 __________
(1)Includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. For additional information regarding contingent consideration, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $23 million, primarily reflecting an unfavorable net impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2022 included a $17 million net charge from these updates primarily reflecting updates to persistency assumptions in the Medicare line. Excluding this item, adjusted operating income decreased $6 million, primarily reflecting a decrease in the Health Under 65 line driven by lower consumer volume and agent capacity.

Six Month Comparison. Adjusted operating income decreased $21 million, primarily reflecting an unfavorable net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, adjusted operating income decreased $4 million primarily reflecting a decrease in the Health Under 65 line driven by lower consumer volume and agent capacity, partially offset by an increase in the Medicare line driven by higher commission revenue, which was partially offset by higher general and administrative expenses supporting business growth.

Revenues and Expenses

Three Month Comparison. Revenues decreased $34 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $17 million primarily driven by lower consumer volume and agent capacity in the Health Under 65 line, and lower case referral revenues, primarily in the Life and Personal Finance lines. These decreases were partially offset by higher commission revenue in the Medicare line.

Expenses decreased $11 million, primarily driven by lower variable expenses from the Health Under 65, Life and Personal Finance lines reflecting lower marketing costs, partially offset by higher variable expenses in the Medicare line, as well as higher general and administrative operating expenses supporting business growth.

Six Month Comparison. Revenues decreased $35 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $18 million primarily reflecting lower consumer volume and agent capacity in the Health Under 65 line, and lower case referral and commission revenue in the Life line. These decreases were partially offset by an increase in commission revenue in the Medicare line.
Expenses decreased $14 million, primarily driven by lower variable expenses from the Health Under 65 and Life lines reflecting lower marketing costs, partially offset by higher variable expenses primarily from the Medicare line, as well as higher general and administrative expenses supporting business growth.

International Businesses

Business Update

•In July 2022, the Company completed the acquisition (through a private equity limited partnership managed by LeapFrog Investments) of a 15% minority interest in Alexander Forbes Group Holdings Limited, a leading provider of financial advice, retirement, investment and holistic wealth management services in South Africa. Subsequently, the Company issued a public tender offer to increase its stake up to 33%, which is expected to close in the third quarter of 2022. This investment is consistent with the Company’s strategic focus internationally on higher-growth emerging markets and furthers the partnership’s specific objective to identify and make strategic investments in high quality financial services companies in selected African geographies.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Revenues:
Life Planner	$2,425	$2,483	$5,349	$5,413
Gibraltar Life and Other	2,311	2,610	5,113	5,611
Total revenues	4,736	5,093	10,462	11,024
Benefits and expenses:
Life Planner	2,082	2,076	4,528	4,542
Gibraltar Life and Other	2,099	2,214	4,578	4,808
Total benefits and expenses	4,181	4,290	9,106	9,350
Adjusted operating income:
Life Planner	343	407	821	871
Gibraltar Life and Other	212	396	535	803
Total adjusted operating income	555	803	1,356	1,674
Realized investment gains (losses), net, and related adjustments	(799)	606	(1,556)	(183)
Charges related to realized investment gains (losses), net	29	(6)	27	(20)
Market experience updates	11	0	11	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	46	(16)	40	(38)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(158)	$1,387	$(122)	$1,433

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $64 million, including a net unfavorable impact of $5 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $19 million net charge in the second quarter of 2022 compared to a $2 million net benefit in the second quarter of 2021.

Excluding these items, adjusted operating income from our Life Planner operations decreased $38 million primarily reflecting lower net investment spread results driven by lower income on non-coupon investments and higher expenses. These decreases were partially offset by more favorable underwriting results primarily driven by the growth of business in force in our Japan and Brazil operations, partially offset by unfavorable policyholder behavior in Japan.

Adjusted operating income from our Gibraltar Life and Other operations decreased $184 million, including a net favorable impact of $3 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $12 million net charge in the second quarter of 2022 compared to a $16 million net charge in the second quarter of 2021.

Excluding these items, adjusted operating income from our Gibraltar Life and Other operations decreased $191 million primarily reflecting lower earnings from our joint venture investments, and lower net investment spread results driven by lower income on non-coupon investments and lower reinvestment yields. Also contributing to the decrease were less favorable underwriting results due to unfavorable mortality and morbidity experience, including COVID-19 related claims, and unfavorable policyholder behavior.

Six Month Comparison. Adjusted operating income from our Life Planner operations decreased $50 million, including a net unfavorable impact of $11 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations decreased $18 million primarily reflecting lower net investment spread results driven by lower income on non-coupon investments and lower reinvestment yields, as well as higher expenses. These decreases were partially offset by more favorable underwriting results primarily due to the growth of business in force in our Japan and Brazil operations.

Adjusted operating income from our Gibraltar Life and Other operations decreased $268 million, including a net favorable impact of $5 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations decreased $277 million primarily reflecting lower earnings from our joint venture investments, and lower net investment spread results driven by lower income on non-coupon investments and lower reinvestment yields. Also contributing to the decrease were less favorable underwriting results due to unfavorable mortality and morbidity experience, including COVID-19 related claims, and unfavorable policyholder behavior.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations decreased $58 million, including a net unfavorable impact of $137 million from currency fluctuations and a net benefit of $12 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $67 million, primarily reflecting higher premiums and policy charges and fee income, and higher net investment income, driven by the growth of business in force.

Benefits and expenses of our Life Planner operations increased $6 million, including a net favorable impact of $132 million from currency fluctuations and a net charge of $33 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $105 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force, and higher operating expenses.

Revenues from our Gibraltar Life and Other operations decreased $299 million, including a net unfavorable impact of $205 million from currency fluctuations. Excluding this item, revenues decreased $94 million, primarily reflecting lower other income from a decline in earnings from our joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $115 million, including a net favorable impact of $208 million from currency fluctuations and a net benefit of $4 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $97 million, primarily driven by unfavorable mortality and morbidity experience, including COVID-19 related claims.

Six Month Comparison. Revenues from our Life Planner operations decreased $64 million, including a net unfavorable impact of $241 million from currency fluctuations and a net benefit of $12 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $165 million, primarily reflecting higher premiums and policy charges and fee income, and higher net investment income, driven by the growth of business in force.

Benefits and expenses of our Life Planner operations decreased $14 million, including a net favorable impact of $230 million from currency fluctuations and a net charge of $33 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $183 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by the growth of business in force, and higher operating expenses.

Revenues from our Gibraltar Life and Other operations decreased $498 million, including a net unfavorable impact of $330 million from currency fluctuations. Excluding this item, revenues decreased $168 million, primarily reflecting lower other income from a decline in earnings from our joint venture investments, lower premiums and policy charges and fee income due to the decline of business in force, and lower net investment income driven by lower income on non-coupon investments and lower reinvestment yields.

Benefits and expenses of our Gibraltar Life and Other operations decreased $230 million, including a net favorable impact of $335 million from currency fluctuations and a net benefit of $4 from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $109 million, primarily driven by unfavorable mortality and morbidity experience, including COVID-19 related claims.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$226	$231	$482	$479
Gibraltar Life and Other	231	261	436	519
Total	$457	$492	$918	$998
On a constant exchange rate basis:
Life Planner	$240	$236	$505	$487
Gibraltar Life and Other	240	262	447	521
Total	$480	$498	$952	$1,008

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

The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended June 30, 2022					Three Months Ended June 30, 2021
	Life	Accident & Health	Retirement(1)	Annuity(2)	Total	Life	Accident & Health	Retirement(1)	Annuity(2)	Total
	(in millions)
Life Planner	$133	$20	$85	$2	$240	$125	$18	$92	$1	$236
Gibraltar Life and Other:
Life Consultants	41	6	9	89	145	60	6	10	62	138
Banks(3)	18	0	1	14	33	48	0	3	10	61
Independent Agency	25	8	28	1	62	18	20	22	3	63
Subtotal	84	14	38	104	240	126	26	35	75	262
Total	$217	$34	$123	$106	$480	$251	$44	$127	$76	$498
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Includes market value adjusted investment contracts.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 58%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2022, and 0% and 65%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended June 30, 2021.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $4 million, primarily driven by higher life product sales in Brazil, partially offset by lower USD-denominated sales in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $22 million. Bank channel sales decreased $28 million reflecting continued impacts from COVID-19 and lower USD-denominated life sales. Independent Agency sales decreased $1 million reflecting the absence of accident & health product sales to a single large client in the prior year period, offset by higher life and USD-denominated endowment products in the current year period. Life Consultants sales increased $7 million, primarily driven by USD-denominated market value adjusted investment contacts, driven by rising interest rates, partially offset by lower life product sales.

	Six Months Ended June 30, 2022					Six Months Ended June 30, 2021
	Life	Accident & Health	Retirement(1)	Annuity(2)	Total	Life	Accident & Health	Retirement(1)	Annuity(2)	Total
	(in millions)
Life Planner	$278	$37	$186	$4	$505	$260	$35	$191	$1	$487
Gibraltar Life and Other:
Life Consultants	101	13	19	113	246	133	13	19	78	243
Banks(3)	53	0	3	29	85	148	0	5	26	179
Independent Agency	46	8	61	1	116	36	21	39	3	99
Subtotal	200	21	83	143	447	317	34	63	107	521
Total	$478	$58	$269	$147	$952	$577	$69	$254	$108	$1,008
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Includes market value adjusted investment contracts.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 59%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2022, and 5% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the six months ended June 30, 2021.

Six Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $18 million, primarily driven by higher life product sales in Brazil and Argentina, partially offset by lower USD-denominated sales in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $74 million. Bank channel sales decreased $94 million reflecting continued impacts from COVID-19 and lower USD-denominated life sales. Independent Agency sales increased $17 million, primarily driven by higher sales of USD-denominated endowment products and life product sales, partially offset by the absence of accident & health product sales to a single large client in the prior year period. Life Consultants sales increased $3 million primarily driven by USD-denominated market value adjusted investment contacts, driven by rising interest rates, partially offset by lower life product sales.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021(1)	2022	2021(1)
	(in millions)
Operating results:
Interest expense on debt	$(209)	$(211)	$(407)	$(419)
Investment income	50	36	77	72
Pension and employee benefits	108	80	188	142
Other corporate activities	(208)	(241)	(483)	(453)
Adjusted operating income	(259)	(336)	(625)	(658)
Realized investment gains (losses), net, and related adjustments	15	(80)	49	86
Charges related to realized investment gains (losses), net	1	0	8	11
Market experience updates	24	2	22	(1)
Divested and Run-off Businesses	402	339	103	384
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(12)	(7)	(36)	(11)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$171	$(82)	$(479)	$(189)
__________
(1)Effective third quarter of 2020, the results of the Prudential Life Insurance Company of Taiwan Inc. (“POT”) and the impact of its sale were excluded from the International Businesses and are included herein. Effective third quarter of 2021, the results of the Full Service Retirement business were excluded from the former Retirement segment and are included in Divested and Run-off Businesses. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information regarding these dispositions.

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $77 million. Net charges from other corporate activities decreased $33 million primarily driven by favorable foreign exchange rate impacts, lower costs for long-term compensation plans, and a decrease in legal reserves, partially offset by higher expenses, including an increase in costs related to corporate initiatives. Pension and employee benefits results were favorable by $28 million primarily driven by higher earnings from our pension and post-retirement plans resulting from higher returns on plan assets, and lower benefit costs for these plans resulting from the sale of the Full Service Retirement business. Also contributing to the decreased loss was higher investment income of $14 million, primarily reflecting an increase in highly liquid asset balances resulting from the sales of the Full Service Retirement business and PALAC, which represented a portion of the former Individual Annuities’ variable annuity block of business.

Six Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $33 million. Pension and employee benefits results were favorable by $46 million primarily driven by higher earnings from our pension and post-retirement plans resulting from higher returns on plan assets, lower benefit costs for these plans resulting from the sales of the Full Service Retirement business and PALAC, and a favorable impact from design changes to the Company’s Retiree Medical Savings Account plan. Interest expense on debt decreased $12 million, primarily reflecting lower average debt balances. Net charges from other corporate activities increased $30 million primarily driven by higher expenses, including an increase in advertising and corporate initiative costs, partially offset by favorable exchange rate impacts, lower costs for long-term compensation plans, and a decrease in legal reserves.

Divested and Run-off Businesses

Divested and Run-off Businesses Included in Corporate and Other

Income from our Divested and Run-off Businesses includes results from several businesses that have been or will be sold or exited, including businesses that have been placed in wind down status that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The results of these Divested and Run-off Businesses are reflected in our Corporate and Other operations but are excluded from adjusted operating income. A summary of the results of the Divested and Run-off Businesses reflected in our Corporate and Other operations is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Long-Term Care	$(252)	$243	$(362)	$246
Other(1)	654	96	465	138
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$402	$339	$103	$384
__________
(1)Effective third quarter of 2020, the results of POT and the impact of its sale were excluded from the International Businesses and are included herein. Effective third quarter of 2021, the results of the Full Service Retirement business were excluded from the Retirement Strategies segment and are included herein. Prior period amounts have been updated to conform to current period presentation. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information about these divestitures.

Long-Term Care

Three Month Comparison. Results decreased $495 million, including an unfavorable comparative impact from our annual reviews and update of assumptions and other refinements. Results for the second quarter of 2022 included a $28 million net charge from these updates, while results for the second quarter of 2021 included a $62 million net benefit from these updates. Excluding this item, results decreased $405 million compared to the prior year period primarily driven by the unfavorable impacts from changes in the market value of equity securities and derivatives used for duration management.

Six Month Comparison. Results decreased $608 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, as discussed above. Excluding this item, results decreased $518 million compared to the prior year period primarily driven by the unfavorable impacts from changes in the market value of equity securities and derivatives used for duration management.

Other Divested and Run-off Businesses

Results for the second quarter and first six months of 2022 increased $558 million and $327 million, respectively, primarily reflecting the gain on the sale of the Full Service Retirement business. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information. Results for the first six months of 2022 also include losses related to the Full Service Retirement business in the prior quarter, largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities. For more information, see “—Experience-Rated Contractholder Liabilities, Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments.”

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

As of June 30, 2022, the excess of actual cumulative earnings over the expected cumulative earnings was $3,734 million, which was recorded as a policyholder dividend obligation. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. As of June 30, 2022, net unrealized investment losses have arisen subsequent to the establishment of the Closed Block due to the impacts of rising interest rates on the market value of fixed maturities available-for-sale. The impact of these net unrealized investment losses has been reflected as a decrease to the policyholder dividend obligation of $2,172 million at June 30, 2022, with a corresponding amount reported in AOCI.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
U.S. GAAP results:
Revenues	$529	$1,613	$1,494	$2,978
Benefits and expenses	516	1,582	1,458	2,913
Income (loss) before income taxes and equity in earnings of operating joint ventures	$13	$31	$36	$65

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $18 million. Net investment activity results decreased primarily reflecting lower other income driven by unfavorable changes in the value of equity securities, a decrease in realized investment gains (losses) driven by losses on the sale of fixed income investments in the current quarter and net unfavorable changes in the fair value of derivatives used in risk management activities, as well as lower net investment income on coupon investments. Net insurance activity results reflected an unfavorable comparative change driven by lower premiums due to the runoff of policies in force, partially offset by a favorable comparative change in claims experience. As a result of the above and other variances, a $549 million reduction in the policyholder dividend obligation was recorded in the second quarter of 2022, compared to a $483 million increase in the second quarter of 2021.

Six Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $29 million. Net investment activity results decreased primarily reflecting lower other income driven by unfavorable changes in the value of equity securities, a decrease in realized investment gains (losses) driven by losses on the sale of fixed income investments in the current quarter, and lower net investment income on coupon investments. Net insurance activity results reflected an unfavorable comparative change driven by lower premiums due to the runoff of policies in force, partially offset by a favorable comparative change in claims experience. As a result of the above and other variances, a $653 million reduction in the policyholder dividend obligation was recorded in the first six months of 2022, compared to a $729 million increase in the first six months of 2021.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $1,084 million primarily driven by a decrease in other income, realized gains (losses), net investment income and premiums, as discussed above.

Benefits and expenses decreased $1,066 million primarily driven by a decrease in dividends to policyholders, reflecting a reduction in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Six Month Comparison. Revenues decreased $1,484 million primarily driven by a decrease in other income, realized investment gains (losses), net investment income and premiums, as discussed above.

Benefits and expenses decreased $1,455 million primarily driven by a decrease in dividends to policyholders, reflecting a reduction in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Income Taxes

For information regarding income taxes, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

Experience-Rated Contractholder Liabilities,
Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments

International Businesses. Certain products included in our International Businesses are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are carried at fair value.

In our International Businesses, the experience-rated products are fully participating. As a result, the entire return on the underlying investments is passed back to policyholders through a corresponding adjustment to the related liability. These investments and related liabilities are reflected on the Unaudited Interim Consolidated Statements of Financial Position as “Assets supporting experience-rated contractholder liabilities, at fair value” and “Policyholders’ account balances,” respectively The associated realized and unrealized gains (losses) on the investments are reported on the Unaudited Interim Consolidated Statements of Operations as “Other income (loss)”, while interest and dividend income are reported in “Net investment income.”

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

Full Service Retirement Business. Prior to the second quarter of 2022, the Full Service Retirement business included within the Company’s Divested and Run-off Businesses held two types of experience-rated products that were supported by assets supporting experience-rated contractholder liabilities and other related investments. On April 1, 2022, the Company completed the sale of its Full Service Retirement business to Great-West. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this transaction. For additional information on these products and how they were recorded in the Company’s financial statements prior to the sale, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Experience-Rated Contractholder Liabilities, Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(109)	$66	$(153)	$246
Change in experience-rated contractholder liabilities due to asset value changes	109	(66)	153	(246)
Gains (losses), net, on experienced rated contracts	$0	$0	$0	$0
Divested and Run-off Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$0	$109	$(950)	$(327)
Change in experience-rated contractholder liabilities due to asset value changes	0	(132)	818	306
Gains (losses), net, on experienced rated contracts	$0	$(23)	$(132)	$(21)
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(109)	$175	$(1,103)	$(81)
Change in experience-rated contractholder liabilities due to asset value changes	109	(198)	971	60
Gains (losses), net, on experienced rated contracts	$0	$(23)	$(132)	$(21)

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

	As of June 30, 2022				As of December 31, 2021
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$274,367	$4,167	$32,288	$870	$334,006	$5,810	$38,404	$1,510
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	935	0	0	0	1,057	0	0	0
Equity securities	1,850	0	0	0	2,271	0	0	0
All other(2)	0	0	0	0	20	0	0	0
Subtotal	2,785	0	0	0	3,348	0	0	0
Fixed maturities, trading	5,263	333	1,009	14	7,686	403	1,137	18
Equity securities	4,496	663	1,675	103	6,089	699	2,288	100
Commercial mortgage and other loans	303	0	0	0	1,263	0	0	0
Other invested assets(3)	2,813	496	3	3	3,749	489	7	4
Short-term investments	5,967	179	160	25	5,186	268	457	62
Cash equivalents	6,052	0	647	0	4,857	48	402	22
Other assets	243	243	0	0	164	164	0	0
Separate account assets	178,248	1,040	0	0	219,971	1,283	0	0
Total assets	$480,537	$7,121	$35,782	$1,015	$586,319	$9,164	$42,695	$1,716
Future policy benefits	$5,946	$5,946	$0	$0	$9,068	$9,068	$0	$0
Policyholders’ account balances	3,544	3,544	0	0	1,436	1,436	0	0
Other liabilities(3)	1,440	1	29	0	1,860	0	0	0
Total liabilities	$10,930	$9,491	$29	$0	$12,364	$10,504	$0	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.5% and 2.8%, respectively, as of June 30, 2022, and 1.6% and 4.0%, respectively, as of December 31, 2021.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.3 billion of public fixed maturities as of June 30, 2022, with values primarily based on indicative broker quotes, and approximately $3.2 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	June 30, 2022
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$221,603	61.4%	$22,881	$244,484
Public, held-to-maturity, at amortized cost, net of allowance	1,202	0.3	0	1,202
Private, available-for-sale, at fair value	52,314	14.5	9,407	61,721
Private, held-to-maturity, at amortized cost, net of allowance	78	0.0	0	78
Fixed maturities, trading, at fair value	5,075	1.4	1,009	6,084
Assets supporting experience-rated contractholder liabilities, at fair value	2,785	0.8	0	2,785
Equity securities, at fair value	4,065	1.1	1,675	5,740
Commercial mortgage and other loans, at book value, net of allowance	48,570	13.4	7,956	56,526
Policy loans, at outstanding balance	6,322	1.7	3,702	10,024
Other invested assets, net of allowance(1)	12,930	3.6	4,256	17,186
Short-term investments, net of allowance	6,646	1.8	175	6,821
Total general account investments	361,590	100.0%	51,061	412,651
Invested assets of other entities and operations(2)	5,745		0	5,745
Total investments	$367,335		$51,061	$418,396

	December 31, 2021
	PFI Excluding Closed Block Division(3)		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$276,868	65.0%	$28,167	$305,035
Public, held-to-maturity, at amortized cost, net of allowance	1,413	0.3	0	1,413
Private, available-for-sale, at fair value	56,660	13.3	10,237	66,897
Private, held-to-maturity, at amortized cost, net of allowance	101	0.1	0	101
Fixed maturities, trading, at fair value	7,473	1.8	1,137	8,610
Assets supporting experience-rated contractholder liabilities, at fair value	3,358	0.8	0	3,358
Equity securities, at fair value	5,587	1.3	2,288	7,875
Commercial mortgage and other loans, at book value, net of allowance	49,146	11.6	8,241	57,387
Policy loans, at outstanding balance	6,571	1.5	3,815	10,386
Other invested assets, net of allowance(1)	12,485	2.9	4,358	16,843
Short-term investments, net of allowance	6,043	1.4	557	6,600
Total general account investments	425,705	100.0%	58,800	484,505
Invested assets of other entities and operations(2)	7,694		0	7,694
Total investments	$433,399		$58,800	$492,199
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
(3)Excludes “Assets held-for-sale” of $40,669 million as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Statements for additional information.

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first six months of 2022 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of June 30, 2022 and December 31, 2021, 47% and 48%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$118,161	$146,600
Public, held-to-maturity, at amortized cost, net of allowance	1,202	1,413
Private, available-for-sale, at fair value	19,431	21,079
Private, held-to-maturity, at amortized cost, net of allowance	78	101
Fixed maturities, trading, at fair value	680	839
Assets supporting experience-rated contractholder liabilities, at fair value	2,785	3,328
Equity securities, at fair value	1,829	2,187
Commercial mortgage and other loans, at book value, net of allowance	19,024	19,969
Policy loans, at outstanding balance	2,500	2,726
Other invested assets(1)	4,622	4,203
Short-term investments, net of allowance	240	692
Total Japanese general account investments	$170,552	$203,137

__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first six months of 2022 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by net business inflows and the reinvestment of net investment income.

As of June 30, 2022, our Japanese insurance operations had $85.8 billion, at carrying value, of investments denominated in U.S. dollars, including $2.0 billion that were hedged to yen through third-party derivative contracts and $74.4 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2021, our Japanese insurance operations had $92.5 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $80.2 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $6.7 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2021 was primarily attributable to an increase in U.S. interest rates partially offset by reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $6.0 billion and $8.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of June 30, 2022 and December 31, 2021, respectively. The $2.0 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2021 was primarily attributable to run-off of the portfolio and an increase in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2022 to 2021 Three Month Comparison

	Three Months Ended June 30, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.43%	$1,686	2.70%	$943	3.60%	$2,629	$341	$2,970
Assets supporting experience-rated contractholder liabilities	0.00	0	0.84	7	0.21	7	0	7
Equity securities	1.68	9	6.75	33	3.89	42	9	51
Commercial mortgage and other loans	3.45	266	3.60	174	3.51	440	80	520
Policy loans	5.02	47	3.76	25	4.51	72	54	126
Short-term investments and cash equivalents	1.69	51	1.45	3	1.68	54	2	56
Gross investment income	4.00	2,059	2.83	1,185	3.48	3,244	486	3,730
Investment expenses	(0.03)	(18)	(0.13)	(63)	(0.08)	(81)	(34)	(115)
Investment income after investment expenses	3.97%	2,041	2.70%	1,122	3.40%	3,163	452	3,615
Other invested assets(3)		205		62		267	68	335
Investment results of other entities and operations(4)		(12)		0		(12)	0	(12)
Total investment income		$2,234		$1,184		$3,418	$520	$3,938

	Three Months Ended June 30, 2021
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.58%	$1,753	2.72%	$976	3.68%	$2,729	$391	$3,120
Assets supporting experience-rated contractholder liabilities	3.01	157	0.82	7	2.71	164	0	164
Equity securities	1.48	10	6.66	36	3.73	46	12	58
Commercial mortgage and other loans	4.01	357	3.80	189	3.93	546	96	642
Policy loans	5.22	52	3.49	25	4.49	77	50	127
Short-term investments and cash equivalents	0.66	18	0.52	1	0.65	19	1	20
Gross investment income	4.13	2,347	2.86	1,234	3.58	3,581	550	4,131
Investment expenses	(0.15)	(77)	(0.14)	(62)	(0.15)	(139)	(30)	(169)
Investment income after investment expenses	3.98%	2,270	2.72%	1,172	3.43%	3,442	520	3,962
Other invested assets(3)		287		122		409	109	518
Investment results of other entities and operations(4)		72		0		72	0	72
Total investment income		$2,629		$1,294		$3,923	$629	$4,552
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
(5)The total yield was 3.46% and 3.53% for the three months ended June 30, 2022 and 2021, respectively.

The investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, remained relatively unchanged.

The investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, remained relatively unchanged.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $61.6 billion and $57.9 billion for the three months ended June 30, 2022 and 2021, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $6.4 billion and $8.0 billion for the three months ended June 30, 2022 and 2021, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2022 to 2021 Six Month Comparison

	Six Months Ended June 30, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.52%	$3,468	2.70%	$1,909	3.65%	$5,377	$678	$6,055
Assets supporting experience-rated contractholder liabilities	2.01	123	0.97	16	1.80	139	0	139
Equity securities	1.34	19	3.66	37	2.29	56	20	76
Commercial mortgage and other loans	3.55	593	3.63	352	3.58	945	160	1,105
Policy loans	4.91	93	3.89	51	4.49	144	108	252
Short-term investments and cash equivalents	1.05	66	1.76	6	1.08	72	3	75
Gross investment income	4.01	4,362	2.80	2,371	3.47	6,733	969	7,702
Investment expenses	(0.09)	(89)	(0.14)	(123)	(0.11)	(212)	(64)	(276)
Investment income after investment expenses	3.92%	4,273	2.66%	2,248	3.36%	6,521	905	7,426
Other invested assets(3)		584		136		720	169	889
Investment results of other entities and operations(4)		(19)		0		(19)	0	(19)
Total investment income		$4,838		$2,384		$7,222	$1,074	$8,296

	Six Months Ended June 30, 2021
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.57%	$3,540	2.69%	$1,945	3.66%	$5,485	$755	$6,240
Assets supporting experience-rated contractholder liabilities	2.93	305	0.98	16	2.67	321	0	321
Equity securities	1.18	17	3.76	40	2.29	57	24	81
Commercial mortgage and other loans	3.94	699	3.78	375	3.88	1,074	181	1,255
Policy loans	5.14	103	4.14	60	4.72	163	108	271
Short-term investments and cash equivalents	0.47	26	0.45	2	0.47	28	1	29
Gross investment income	4.09	4,690	2.81	2,438	3.54	7,128	1,069	8,197
Investment expenses	(0.15)	(147)	(0.14)	(118)	(0.14)	(265)	(61)	(326)
Investment income after investment expenses	3.94%	4,543	2.67%	2,320	3.40%	6,863	1,008	7,871
Other invested assets(3)		543		215		758	207	965
Investment results of other entities and operations(4)		98		0		98	0	98
Total investment income		$5,184		$2,535		$7,719	$1,215	$8,934
________
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
(5)The total yield was 3.42% and 3.48% for the six months ended June 30, 2022 and 2021, respectively.

The investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, remained relatively unchanged.

The investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, remained relatively unchanged.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $61.6 billion and $58.0 billion for the six months ended June 30, 2022 and 2021, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $6.4 billion and $8.3 billion for the six months ended June 30, 2022 and 2021, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$58	$28	$16	$39
Write-downs on fixed maturities(1)	(60)	0	(61)	0
Net gains (losses) on sales and maturities	(577)	149	(913)	1,199
Fixed maturity securities(2)	(579)	177	(958)	1,238
(Addition to) release of allowance for credit losses on loans	(66)	45	(63)	54
Net gains (losses) on sales and maturities	(10)	0	(10)	1
Commercial mortgage and other loans	(76)	45	(73)	55
Derivatives	(636)	165	(745)	1,007
OTTI losses on other invested assets recognized in earnings	(6)	(6)	(6)	(15)
(Addition to) release of allowance for credit losses on other invested assets	1	1	(1)	0
Other net gains (losses)	99	28	102	93
Other	94	23	95	78
Subtotal	(1,197)	410	(1,681)	2,378
Investment results of other entities and operations(3)	110	(40)	178	(1)
Total — PFI excluding Closed Block Division	(1,087)	370	(1,503)	2,377
Related adjustments(4)	(1,047)	(15)	(1,652)	(728)
Realized investment gains (losses), net, and related adjustments	(2,134)	355	(3,155)	1,649
Charges related to realized investment gains (losses), net(4)	(216)	3	(555)	(236)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$(2,350)	$358	$(3,710)	$1,413
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$25	$24	$(10)	$17
Write-downs on fixed maturities(1)	(26)	0	(31)	0
Net gains (losses) on sales and maturities	(64)	111	(56)	272
Fixed maturity securities(2)	(65)	135	(97)	289
(Addition to) release of allowance for credit losses on loans	(10)	6	(9)	7
Net gains (losses) on sales and maturities	0	0	0	0
Commercial mortgage and other loans	(10)	6	(9)	7
Derivatives	13	121	153	39
(Addition to) release of allowance for credit losses on other invested assets	9	1	0	N/A
Other net gains (losses)	(7)	2	(7)	2
Other	2	3	(7)	2
Subtotal — Closed Block Division	(60)	265	40	337
Consolidated PFI realized investment gains (losses), net	$(1,147)	$635	$(1,463)	$2,714
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

Three Month Comparison. Net losses on sales and maturities of fixed maturity securities were $577 million for the second quarter of 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $149 million for the second quarter of 2021 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment and other sales of fixed maturity securities within our domestic segments.

Net realized losses on derivative instruments of $636 million, for the second quarter of 2022 primarily included:

•$1,758 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates; and
•$81 million of losses on credit default swaps due to spreads widening.

Partially offsetting these losses were:

•$491 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;
•$417 million of gains on capital hedges due to decreases in equity indices; and
•$355 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro, British Pound, Brazilian Real, Australian dollar, and Chilean Peso.

Net realized gains on derivative instruments of $165 million, for the second quarter of 2021 primarily included:

•$1,103 million of gains on interest rate derivatives due to decrease in the swap and U.S. Treasury rates;
•$87 million of gains on foreign currency hedges due to U.S. dollar interest rates declining more than foreign interest rates; and
•$36 million of gains for fees earned on fee-based synthetic guaranteed investment contracts.

Partially offsetting these gains were:

•$625 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$464 million of losses on capital hedges due to increases in equity indices.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies” above.

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Market experience updates” and “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 13 for additional details on adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the second quarter of 2022 and 2021 reflect net related adjustments of $(1,047) million and $(15) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives. Results for the first six months of 2022 also include the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the second quarter of 2022 and 2021 reflected a net charge of $216 million and a net benefit of $3 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

Six Month Comparison. Net losses on sales and maturities of fixed maturity securities were $913 million for the first six months of 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $1,199 million for the first six months of 2021 primarily driven by the sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments and the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $745 million, for the first six months of 2022 primarily included:

•$3,183 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates; and
•$99 million of losses on credit default swaps due to spreads widening.

Partially offsetting these losses were:

•$1,841 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;
•$544 million of gains on capital hedges due to decreases in equity indices; and
•$240 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro, British Pound, Brazilian Real, Australian dollar, and Chilean Peso.

Net realized gains on derivative instruments of $1,007 million for the first six months of 2021 primarily included:

•$2,248 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts; and
•$107 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro and due to U.S. dollar interest rates declining more than foreign interest rates.

Partially offsetting these gains were:

•$795 million of losses on capital hedges due to increases in equity indices; and
•$625 million of losses on interest rate derivatives due to increases in the swap and U.S. Treasury rates.

For a discussion of living benefit guarantees and related hedge positions in our Individual Retirement Strategies business, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies” above.

Results for the first six months of 2022 and 2021 reflected net related adjustments of $(1,652) million and $(728) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives. Results for the first six months of 2022 also include the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Results for the first six months of 2022 and 2021 reflect net charges of $555 million and $236 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	June 30, 2022					December 31, 2021
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$36,978	$406	$3,350	$2	$34,032	$37,669	$3,362	$175	$1	$40,855
Consumer non-cyclical	30,273	620	3,038	0	27,855	30,345	3,675	182	0	33,838
Utility	24,148	537	2,348	20	22,317	23,617	3,076	114	21	26,558
Capital goods	15,252	294	1,644	23	13,879	14,556	1,352	85	9	15,814
Consumer cyclical	9,947	243	833	2	9,355	10,504	1,049	52	0	11,501
Foreign agencies	4,312	147	274	0	4,185	5,204	603	21	0	5,786
Energy	11,020	335	896	0	10,459	11,487	1,336	60	0	12,763
Communications	6,416	269	641	13	6,031	6,524	1,041	53	39	7,473
Basic industry	6,574	152	620	6	6,100	6,385	662	41	1	7,005
Transportation	9,352	243	926	10	8,659	9,532	997	69	19	10,441
Technology	4,178	55	409	0	3,824	4,723	274	41	3	4,953
Industrial other	4,443	92	626	0	3,909	4,340	540	35	0	4,845
Total corporate securities	162,893	3,393	15,605	76	150,605	164,886	17,967	928	93	181,832
Foreign government(2)	71,451	6,342	3,229	3	74,561	82,752	11,741	521	1	93,971
Residential mortgage-backed(3)	2,353	35	119	0	2,269	2,451	117	13	0	2,555
Asset-backed	8,091	137	198	0	8,030	8,678	114	10	0	8,782
Commercial mortgage-backed	7,888	26	320	0	7,594	8,434	459	15	0	8,878
U.S. Government	20,742	1,865	1,708	0	20,899	20,747	5,133	21	0	25,859
State & Municipal	9,990	383	414	0	9,959	9,992	1,667	8	0	11,651
Total fixed maturities, available-for-sale(4)	$283,408	$12,181	$21,593	$79	$273,917	$297,940	$37,198	$1,516	$94	$333,528
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of June 30, 2022 and December 31, 2021, based on amortized cost, 87% and 89%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing no more than 5% of the balance.
(3)As of June 30, 2022 and December 31, 2021, based on amortized cost, more than 99% and 97% were rated A or higher, respectively.
(4)Excluded from the table above are securities held outside the general account in other entities and operations. For additional information regarding investments held outside the general account, see “—Invested Assets of Other Entities and Operations” below. Also excludes “Assets held-for-sale” of $13,569 million (amortized cost of $13,145 million) as of December 31, 2021. Unrealized gains of $572 million, unrealized losses of $147 million and the allowance for credit losses of $1 million as of December 31, 2021, related to these held for sale assets are also excluded from the presentation. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The decrease in net unrealized gains (losses) from December 31, 2021 to June 30, 2022 was primarily due to an increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	June 30, 2022					December 31, 2021
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$419	$28	$0	$447	$3	$486	$49	$0	$535	$5
Basic industry	7	0	0	7	0	9	0	0	9	0
Total corporate securities	426	28	0	454	3	495	49	0	544	5
Foreign government(2)	706	155	0	861	0	833	221	0	1,054	0
Residential mortgage-backed(3)	151	9	0	160	0	191	14	0	205	0
Total fixed maturities, held-to-maturity	$1,283	$192	$0	$1,475	$3	$1,519	$284	$0	$1,803	$5
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both June 30, 2022 and December 31, 2021, based on amortized cost, 97% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of both June 30, 2022 and December 31, 2021, based on amortized cost, all were rated A or higher.
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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2022					December 31, 2021
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$194,633	$10,334	$12,362	$0	$192,605	$207,926	$28,904	$666	$0	$236,164
2	70,134	1,468	7,280	0	64,322	70,437	7,283	408	0	77,312
Subtotal High or Highest Quality Securities(4)	264,767	11,802	19,642	0	256,927	278,363	36,187	1,074	0	313,476
3	11,516	210	1,182	0	10,544	12,279	716	235	0	12,760
4	5,193	135	573	0	4,755	5,475	194	140	9	5,520
5	1,564	26	170	30	1,390	1,389	68	47	27	1,383
6	368	8	26	49	301	434	33	20	58	389
Subtotal Other Securities(5) (6)	18,641	379	1,951	79	16,990	19,577	1,011	442	94	20,052
Total fixed maturities, available-for-sale(7)	$283,408	$12,181	$21,593	$79	$273,917	$297,940	$37,198	$1,516	$94	$333,528
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of June 30, 2022 and December 31, 2021, 745 securities with amortized cost of $7,028 million (fair value, $6,519 million) and 617 securities with amortized cost of $4,547 million (fair value, $4,596 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of June 30, 2022, includes gross unrealized losses of $1,229 million on public fixed maturities and $722 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2021, includes gross unrealized losses of $295 million on public fixed maturities and $147 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of June 30, 2022, includes $217,029 million of public fixed maturities and $47,738 million of private fixed maturities and, as of December 31, 2021, includes $234,323 million of public fixed maturities and $44,040 million of private fixed maturities.
(5)On an amortized cost basis, as of June 30, 2022, includes $9,529 million of public fixed maturities and $9,112 million of private fixed maturities and, as of December 31, 2021, includes $9,824 million of public fixed maturities and $9,753 million of private fixed maturities.
(6)On an amortized cost basis, as of June 30, 2022, securities considered below investment grade based on low issue composite ratings total $15,777 million, or 6% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
(7)Excludes “Assets held-for-sale” of $13,569 million at fair value as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2022					December 31, 2021
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,205	$186	$0	$1,391	$2	$1,428	$276	$0	$1,704	$3
2	78	6	0	84	1	91	8	0	99	2
Subtotal High or Highest Quality Securities(3)	1,283	192	0	1,475	3	1,519	284	0	1,803	5
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,283	$192	$0	$1,475	$3	$1,519	$284	$0	$1,803	$5
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both June 30, 2022 and December 31, 2021, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of June 30, 2022, includes $1,204 million of public fixed maturities and $79 million of private fixed maturities and, as of December 31, 2021, includes $1,418 million of public fixed maturities and $101 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	June 30, 2022				December 31, 2021
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,049	$6,039	$7,877	$7,584	$7,180	$7,225	$8,423	$8,867
AA	1,809	1,718	0	0	1,395	1,395	0	0
A	147	141	2	2	12	12	2	2
BBB	20	20	9	8	18	20	9	9
BB and below	66	112	0	0	73	130	0	0
Total(4)	$8,091	$8,030	$7,888	$7,594	$8,678	$8,782	$8,434	$8,878
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2022, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by education loans, auto loans and other asset types.
(3)As of both June 30, 2022 and December 31, 2021, based on amortized cost, 99% were securities with vintages of 2013 or later.

(4)Excludes fixed maturity securities classified as “Assets supporting experience-rated contractholder liabilities” and “Fixed maturities, trading,” as well as securities held outside the general account in other entities and operations. Also excludes “Assets held-for-sale” of $1,391 million and $1,024 million at fair value of asset-backed securities and commercial mortgage-backed securities, as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2022		December 31, 2021
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,267	$5,267	$6,361	$6,388
AA	1,759	1,667	1,295	1,292
A	12	11	10	10
BBB	13	12	10	10
BB and below	11	9	8	8
Total(2)(3)	$7,062	$6,966	$7,684	$7,708
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of June 30, 2022, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both June 30, 2022 and December 31, 2021.
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
Commercial mortgage and agricultural property loans	$48,099	$48,550
Uncollateralized loans	485	561
Residential property loans	49	67
Other collateralized loans	107	70
Total recorded investment gross of allowance(1)	48,740	49,248
Allowance for credit losses	(170)	(102)
Total net commercial mortgage and other loans(2)	$48,570	$49,146
__________
(1)As a percentage of recorded investment gross of allowance, more than 99% of these assets were current as of both June 30, 2022 and December 31, 2021.
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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	June 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,565	36.4%	$17,744	36.5%
South Atlantic	7,301	15.2	7,570	15.6
Middle Atlantic	5,556	11.6	5,179	10.7
East North Central	2,400	5.0	2,490	5.1
West South Central	5,334	11.1	4,965	10.2
Mountain	1,963	4.1	2,203	4.5
New England	1,338	2.8	1,409	2.9
West North Central	498	1.0	468	1.0
East South Central	1,185	2.5	1,099	2.3
Subtotal-U.S.	43,140	89.7	43,127	88.8
Europe	3,119	6.4	3,308	6.8
Asia	842	1.8	919	1.9
Other	998	2.1	1,196	2.5
Total commercial mortgage and agricultural property loans(2)	$48,099	100.0%	$48,550	100.0%
__________
(1)Regions as defined by the United States Census Bureau.
(2)Excludes “Assets held-for-sale” of $6,580 million as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

	June 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$11,823	24.6%	$11,773	24.3%
Retail	4,895	10.2	5,294	10.9
Office	7,963	16.6	8,454	17.4
Apartments/Multi-Family	13,772	28.6	13,734	28.3
Agricultural properties	4,814	10.0	4,375	9.0
Hospitality	1,642	3.4	1,601	3.3
Other	3,190	6.6	3,319	6.8
Total commercial mortgage and agricultural property loans(1)	$48,099	100.0%	$48,550	100.0%
 __________
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

As of June 30, 2022, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.43 times and a weighted-average loan-to-value ratio of 57%. As of June 30, 2022, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2022, the weighted-average debt service coverage ratio was 2.40 times, and the weighted-average loan-to-value ratio was 64%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.6 billion and $2.3 billion of such loans as of June 30, 2022 and December 31, 2021, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both June 30, 2022 and December 31, 2021, there were less than $1 million of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	June 30, 2022
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$22,143	$982	$1,283	$24,408
60%-69.99%	14,343	1,297	516	16,156
70%-79.99%	5,988	584	410	6,982
80% or greater	127	161	265	553
Total commercial mortgage and agricultural property loans	$42,601	$3,024	$2,474	$48,099

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	June 30, 2022
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2022	$2,383	5.0%
2021	7,599	15.8
2020	3,952	8.2
2019	7,099	14.8
2018	6,758	14.1
2017	4,477	9.3
2016	4,438	9.2
2015 & Prior	11,247	23.3
Revolving Loans	146	0.3
Total commercial mortgage and agricultural property loans	$48,099	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
Allowance, beginning of year	$102	$207
Addition to (release of) allowance for credit losses	63	(87)
Reclassified (to) from “Assets held-for-sale”(1)	6	(15)
Other	(1)	(3)
Allowance, end of period	$170	$102
________
(1)See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The allowance for credit losses as of June 30, 2022 increased compared to December 31, 2021 primarily related to increases in loan-specific reserves as well as increases to reserves to reflect current market conditions.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	June 30, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$776	$474	$3	$1,247	$1,158	$699	$0	$1,857
Other Common Stocks	1,800	887	51	2,636	2,553	1,073	34	3,592
Non-redeemable Preferred Stocks	124	65	7	182	97	49	8	138
Total equity securities, at fair value(1)	$2,700	$1,426	$61	$4,065	$3,808	$1,821	$42	$5,587
__________
(1)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets”. Excludes “Assets held-for-sale” of $322 million at fair value as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, still held at period end, recorded within “Other income (loss),” was $(292) million and $13 million during the three months ended June 30, 2022 and 2021, respectively, and $(414) million and $243 million during the six months ended June 30, 2022 and 2021, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	June 30, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$5,751	$5,163
Hedge funds	2,236	2,044
Real estate-related	1,664	1,487
Subtotal equity method	9,651	8,694
Fair value:
Private equity	1,014	1,124
Hedge funds	1,064	1,078
Real estate-related	33	34
Subtotal fair value	2,111	2,236
Total LPs/LLCs	11,762	10,930
Real estate held through direct ownership(1)	743	889
Derivative instruments	204	337
Other(2)	221	329
Total other invested assets(3)	$12,930	$12,485
__________
(1)As of June 30, 2022 and December 31, 2021, real estate held through direct ownership had mortgage debt of $234 million and $274 million, respectively.
(2)Primarily includes leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(3)Excludes “Assets held-for-sale” of $104 million as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

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

	June 30, 2022	December 31, 2021
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$450	$478
Fixed maturities, trading, at fair value(1)	188	213
Equity securities, at fair value	662	699
Commercial mortgage and other loans, at book value(2)	314	1,279
Other invested assets	4,124	4,990
Short-term investments	7	35
Total investments	$5,745	$7,694
__________
(1)As of June 30, 2022 and December 31, 2021, balances include investments in CLOs with fair value of $276 million and $329 million, respectively.
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

•In April, we completed the sale of our Full Service Retirement business. Also, in April, we completed the sale of a portion of our in-force traditional variable annuities block of business through the sale of all the equity interests in PALAC. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information on these transactions.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of June 30, 2022, the Company had $52.0 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	June 30, 2022	December 31, 2021
	(in millions)
Equity(1)	$38,413	$40,552
Junior subordinated debt (including hybrid securities)	8,604	7,619
Other capital debt	4,978	5,073
Total capital	$51,995	$53,244
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

PICA’s RBC ratio as of December 31, 2021, its most recent statutory fiscal year-end and RBC reporting date, was 456%. PICA’s RBC ratio is calculated on a consolidated basis and includes Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of March 31, 2022, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	806%
Gibraltar Life consolidated(2)	911%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information on the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the six months ended June 30, 2022.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2022	$1.20	$462	3.3	$375
June 30, 2022	$1.20	$457	3.6	$375

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

As of June 30, 2022, Prudential Financial had highly liquid assets with a carrying value totaling $8,050 million, an increase of $3,824 million from December 31, 2021. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $7,068 million as of June 30, 2022, an increase of $3,515 million from December 31, 2021.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Six Months Ended June 30,
	2022	2021
	(in millions)
Highly Liquid Assets, beginning of period	$3,553	$5,560
Dividends and/or returns of capital from subsidiaries(1)	144	865
Affiliated (borrowings)/loans - (capital activities)	773	786
Capital contributions to subsidiaries(2)	(1,367)	(75)
Total Business Capital Activity	(450)	1,576
Share repurchases(3)	(738)	(1,238)
Common stock dividends(4)	(921)	(926)
Business dispositions(5)	4,481	450
Total Share Repurchases, Dividends and Business Disposition Activity	2,822	(1,714)
Proceeds from the issuance of debt	990	0
Repayments of debt	(1)	(1)
Total Debt Activity	989	(1)
Proceeds from stock-based compensation and exercise of stock options	201	204
Net income tax receipts & payments	183	(93)
Interest paid on external debt	(458)	(486)
Affiliated (borrowings)/loans - (operating activities)(6)	371	(37)
Swap terminations	(26)	(43)
Other, net	(117)	(33)
Total Other Activity	154	(488)
Net increase/(decrease) in highly liquid assets	3,515	(627)
Highly Liquid Assets, end of period	$7,068	$4,933
__________
(1)2022 includes $107 million from PGIM subsidiaries, $32 million from Prudential Annuities Holding Company, and $5 million from other subsidiaries. 2021 includes $420 million from Prudential Annuities Holding Company, $280 million from PGIM subsidiaries, and $165 million from international insurance and investment subsidiaries.
(2)2022 includes capital contributions of $780 million to an international reinsurance subsidiary, $327 million to international insurance subsidiaries, and $260 million to other subsidiaries. The majority of the capital contribution to our international reinsurance subsidiary was to fund the payment of ceding commissions to our domestic insurance subsidiaries. 2021 includes $66 million to international insurance subsidiaries and $9 million to PGIM subsidiaries.
(3)Excludes cash payments made on trades that settled in the subsequent period.
(4)Includes cash payments made on dividends declared in prior periods.
(5)2022 includes proceeds and capital releases related to the sales of the Full Service Retirement business and PALAC.
(6)Represent loans to and from subsidiaries to support business operating needs.
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first six months of 2022, Prudential Financial received dividends of $32 million from Prudential Annuities Holding Company. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first six months of 2022, Prudential Financial did not receive dividends from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first six months of 2022, Prudential Financial received dividends and returns of capital of $107 million from PGIM subsidiaries and dividends of $5 million from other subsidiaries.
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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2022
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2021(2)
	(in billions)
Cash and short-term investments	$5.4	$0.9	$2.1	$8.4	$14.0
Fixed maturity investments(3):
High or highest quality	107.1	29.2	14.8	151.1	214.9
Other than high or highest quality	7.8	2.9	1.4	12.1	16.2
Subtotal	114.9	32.1	16.2	163.2	231.1
Public equity securities, at fair value	0.3	1.7	0.2	2.2	4.2
Total	$120.6	$34.7	$18.5	$173.8	$249.3
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Includes $24.4 billion and $12.2 billion related to PRIAC and PALAC, respectively. See Note 1 to the Unaudited Consolidated Financial Statements for more information about these dispositions.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	June 30, 2022
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2021
	(in billions)
Cash and short-term investments	$0.7	$2.0	$1.5	$4.2	$4.9
Fixed maturity investments(3):
High or highest quality(4)	33.0	70.0	9.2	112.2	138.0
Other than high or highest quality	0.6	1.6	2.3	4.5	5.0
Subtotal	33.6	71.6	11.5	116.7	143.0
Public equity securities	2.0	1.6	0.1	3.7	4.5
Total	$36.3	$75.2	$13.1	$124.6	$152.4
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of June 30, 2022, $82.6 billion, or 74%, were invested in government or government agency bonds.

Liquidity associated with other activities

Hedging activities associated with Individual Retirement Strategies

For the portion of our Individual Retirement Strategies’ ALM strategy executed through hedging, as well as the capital hedge program, we enter into a range of exchange-traded, cleared and other OTC equity and interest rate derivatives in order to hedge certain capital market risks related to more severe market conditions. For a full discussion of our Individual Retirement Strategies’ risk management strategy, see “—Results of Operations by Segment—U.S. Businesses—Retirement Strategies.” This portion of our Individual Retirement Strategies’ ALM strategy and capital hedge program requires access to liquidity to meet payment obligations relating to these derivatives, such as payments for periodic settlements, purchases, maturities and terminations. These liquidity needs can vary materially due to, among other items, changes in interest rates, equity markets, mortality and policyholder behavior.

The hedging portion of our Individual Retirement Strategies’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of June 30, 2022, the derivatives comprising the hedging portion of our Individual Retirement Strategies’ ALM strategy and capital hedge program were in a net post position of $7.1 billion compared to a net post position of $5.5 billion as of December 31, 2021. The change in collateral position was primarily driven by the impact of increasing interest rates partially offset by equity market depreciation.

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

	Six Months Ended June 30,
Cash Settlements: Received (Paid)	2022	2021
	(in millions)
Income Hedges (External)(1)	$22	$14
Equity Hedges:
Internal(2)	434	185
External	(331)	(18)
Total Equity Hedges	103	167
Total Cash Settlements	$125	$181

Assets (Liabilities):	June 30, 2022	December 31, 2021
	(in millions)
Income Hedges (External)(3)	$14	$47
Equity Hedges:
Internal(2)	1,609	955
External	233	(20)
Total Equity Hedges(4)	1,842	935
Total Assets (Liabilities)	$1,856	$982
__________
(1)Includes non-yen related cash settlements of $7 million, primarily denominated in Chilean Peso, Brazilian real, and Australian dollar, and $7 million, primarily denominated in Brazilian real, Australian dollar, and Chilean Peso for the six months ended June 30, 2022 and 2021, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related liabilities of $13 million, primarily denominated in Brazilian real, Australian dollar and Chilean Peso as of June 30, 2022 and assets of $28 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2021.
(4)As of June 30, 2022, approximately $148 million, $829 million, $490 million and $376 million of the net market values are scheduled to settle in 2022, 2023, 2024, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York, commercial paper programs, and contingent financing facilities in the form of a put option agreement and facility agreement. For more information on these sources of liquidity, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	June 30, 2022			December 31, 2021
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$5,472	$2,534	$8,006	$7,393	$2,792	$10,185
Cash collateral for loaned securities(1)	5,682	59	5,741	4,168	82	4,250
Securities sold but not yet purchased	1	0	1	3	0	3
Total(2)(3)	$11,155	$2,593	$13,748	$11,564	$2,874	$14,438
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$10,179	$2,593	$12,772	$10,637	$2,874	$13,511
Weighted average maturity, in days(4)	15	N/A		31	N/A
__________
(1)Excludes “Liabilities held-for-sale” of $5,680 million December 31, 2021.
(2)The daily weighted average outstanding balance for the three and six months ended June 30, 2022 was $11,002 million and $11,000 million, respectively, for PFI excluding the Closed Block division, and $2,814 million and $2,932 million, respectively, for the Closed Block division.
(3)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(4)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of June 30, 2022, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $88.2 billion, of which $13.4 billion were on loan. Taking into account market conditions and outstanding loan balances as of June 30, 2022, we believe approximately $9.4 billion of the remaining eligible assets are readily lendable, including approximately $6.1 billion relating to PFI excluding the Closed Block division, of which $2.1 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $3.3 billion relating to the Closed Block division.

Financing Activities

As of June 30, 2022, total short-term and long-term debt of the Company on a consolidated basis was $20.2 billion, an increase of $0.9 billion from December 31, 2021. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	June 30, 2022			December 31, 2021
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$362	$387	$25	$395	$420
Current portion of long-term debt	0	0	0	0	0	0
Other short-term debt	0	0	0	0	98	98
Subtotal	25	362	387	25	493	518
General obligation long-term debt:
Senior debt	10,114	173	10,287	10,109	173	10,282
Junior subordinated debt	8,558	46	8,604	7,564	54	7,618
Surplus notes(1)	0	344	344	0	344	344
Subtotal	18,672	563	19,235	17,673	571	18,244
Total general obligations	18,697	925	19,622	17,698	1,064	18,762
Limited and non-recourse borrowings(2):
Short-term debt	0	13	13	0	7	7
Current portion of long-term debt	0	158	158	0	197	197
Long-term debt	0	377	377	0	378	378
Total limited and non-recourse borrowings	0	548	548	0	582	582
Total borrowings	$18,697	$1,473	$20,170	$17,698	$1,646	$19,344
__________
(1)Amounts are net of assets under set-off arrangements of $10,791 million and $10,691 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $234 million and $274 million as of June 30, 2022 and December 31, 2021, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both June 30, 2022 and December 31, 2021.

As of June 30, 2022, and December 31, 2021, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information on the Company’s short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Prudential Financial’s consolidated borrowings increased $826 million from December 31, 2021, primarily driven by a $999 million increase in Prudential Financial borrowings and a $173 million decrease in subsidiary borrowings. On February 28, 2022, the Company issued $1 billion in aggregate principal amount of 5.125% junior subordinated notes due in March 2052.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of June 30, 2022, we had Credit-Linked Note Structures with an aggregate issuance capacity of $14,600 million, of which $12,821 million was outstanding, as compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding, as of December 31, 2021. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of June 30, 2022.

	Surplus Notes		Outstanding as of June 30, 2022
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2022-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2022-2034	2,130	(2)	2,150
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	875		1,200
Total Credit-Linked Note Structures			$12,821		$14,600
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $250 million.
(2)The $2,130 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of June 30, 2022, we also had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which $1,125 million relates to Regulation XXX reserves and $1,900 million relates to Guideline AXXX reserves. In addition, as of June 30, 2022, for purposes of financing Guideline AXXX reserves, one of our captives had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

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

There have been no significant changes or actions in ratings or ratings outlooks for the Company that have occurred since the filing of our Form 10-K for the year ended December 31, 2021. On April 1, 2022 Prudential completed the sales of PALAC to Fortitude Group Holdings, LLC and PRIAC to Great-West Life & Annuity Insurance Company. As a result, PALAC and PRIAC no longer fall under Prudential Financial’s group ratings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2022, there have been no material changes in our exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended June 30, 2022, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
April 1, 2022 through April 30, 2022	1,094,162	$115.93	1,078,527
May 1, 2022 through May 31, 2022	1,208,721	$103.75	1,204,752
June 1, 2022 through June 30, 2022	1,287,538	$98.01	1,274,581
Total	3,590,421		3,557,860	$750,000,000
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

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 8, 2020. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 10, 2020 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	PRIAC	Prudential Retirement Insurance and Annuity Company
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.

Defined Terms

Board	Prudential Financial's Board of Directors	Morningstar	Morningstar, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Exchange Act	The Securities Exchange Act of 1934	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fitch	Fitch Ratings Inc.	POT	Prudential Life Insurance Company of Taiwan Inc.
Fortitude	Fortitude Group Holdings, LLC	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Great-West	Great-West Life & Annuity Insurance Company	S&P	Standard & Poor's Rating Services
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	U.S. GAAP	Generally accepted accounting principles in the United States of America
Moody's	Moody's Investors Service, Inc.

Acronyms

ACL	Allowance for Credit Losses	MRB	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NPR	Non-Performance Risk
AUD	Australian Dollar	OCI	Other Comprehensive Income (Loss)
bps	Basis Points	OTC	Over-The-Counter
CECL	Current Expected Credit Loss	OTTI	Other-Than-Temporary Impairments
CLO	Collateralized Loan Obligations	PALAC	Prudential Annuities Life Assurance Corporation
COVID-19	2019 Novel Coronavirus	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	RAF	Risk Appetite Framework
DSI	Deferred Sales Inducements	RBC	Risk-Based Capital
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FSA	Financial Services Agency (an agency of the Japanese government)	SVO	Securities Valuation Office
GICs	Guaranteed Investment Contracts	TBA	To Be Announced
GILTI	Global Intangible Low-Taxed Income	TDR	Troubled Debt Restructuring
GMDB	Guaranteed Minimum Death Benefits	URR	Unearned Revenue Reserve
HDI	Highest Daily Lifetime Income	U.S.	The United States of America
LIBOR	London Inter-Bank Offered Rate	USD	U.S. Dollar
LPs/LLCs	Limited Partnerships and Limited Liability Companies	VIEs	Variable Interest Entities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 4, 2022