Form 10-Q
period 2022-09-30
PRUDENTIAL FINANCIAL INC
filed 2022-11-03
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from              to

Commission File Number 001-16707

Prudential Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-3703799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
751 Broad Street
Newark, NJ 07102
(973) 802-6000
(Address and Telephone Number of Registrant’s Principal Executive Offices)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	PRU	New York Stock Exchange
5.950% Junior Subordinated Notes	PRH	New York Stock Exchange
5.625% Junior Subordinated Notes	PRS	New York Stock Exchange
4.125% Junior Subordinated Notes	PFH	New York Stock Exchange
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

As of October 31, 2022, 368 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2022 and December 31, 2021 (in millions, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2022-$151; 2021-$114) (amortized cost: 2022-$325,957; 2021-$333,459)(1)	$295,841	$372,410
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2022-$2; 2021-$5) (fair value: 2022-$1,371; 2021-$1,803)(1)	1,199	1,514
Fixed maturities, trading, at fair value (amortized cost: 2022-$7,268; 2021-$8,741)(1)	5,690	8,823
Assets supporting experience-rated contractholder liabilities, at fair value	2,580	3,358
Equity securities, at fair value (cost: 2022-$5,378; 2021-$5,815)(1)	6,882	8,574
Commercial mortgage and other loans (net of $218 and $119 allowance for credit losses; includes $978 and $1,263 of loans measured at fair value under the fair value option at September 30, 2022 and December 31, 2021, respectively)(1)	56,896	58,666
Policy loans	9,920	10,386
Other invested assets (net of $1 and $2 allowance for credit losses; includes $6,132 and $8,046 of assets measured at fair value at September 30, 2022 and December 31, 2021, respectively)(1)	21,050	21,833
Short-term investments (net of allowance for credit losses: 2022-$5; 2021-$0)	5,181	6,635
Total investments	405,239	492,199
Cash and cash equivalents(1)	20,104	12,888
Accrued investment income(1)	2,888	2,855
Deferred policy acquisition costs	19,334	18,192
Value of business acquired	532	771
Income tax assets	3,831	0
Assets held-for-sale(2)	0	153,793
Other assets (net of allowance for credit losses: 2022-$21; 2021-$19)(1)	31,303	10,739
Separate account assets	194,525	246,145
TOTAL ASSETS	$677,756	$937,582
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$278,262	$290,784
Policyholders’ account balances	131,679	122,633
Policyholders’ dividends	665	8,731
Securities sold under agreements to repurchase	8,223	10,185
Cash collateral for loaned securities	5,865	4,251
Income tax liabilities	0	9,513
Short-term debt	767	722
Long-term debt	19,898	18,622
Liabilities held-for-sale(2)	0	151,359
Other liabilities (including allowance for credit losses: 2022-$17; 2021-$21 )(1)	20,474	11,755
Notes issued by consolidated variable interest entities(1)	218	274
Separate account liabilities	194,525	246,145
Total liabilities	660,576	874,974
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both September 30, 2022 and December 31, 2021)	6	6
Additional paid-in capital	25,707	25,732
Common Stock held in treasury, at cost (297,197,066 and 290,018,851 shares at September 30, 2022 and December 31, 2021, respectively)	(22,736)	(21,838)
Accumulated other comprehensive income (loss)	(20,874)	21,324
Retained earnings	34,399	36,652
Total Prudential Financial, Inc. equity	16,502	61,876
Noncontrolling interests	678	732
Total equity	17,180	62,608
TOTAL LIABILITIES AND EQUITY	$677,756	$937,582
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 1 for details of the assets and liabilities classified as “held-for-sale”.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2022 and 2021 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Premiums	$16,247	$13,193	$31,311	$27,515
Policy charges and fee income	1,233	1,570	4,243	4,460
Net investment income	3,631	4,717	11,927	13,651
Asset management and service fees	966	1,229	3,086	3,603
Other income (loss)	(1,083)	500	(1,874)	2,135
Realized investment gains (losses), net	(514)	432	(1,977)	3,146
Total revenues	20,480	21,641	46,716	54,510
BENEFITS AND EXPENSES
Policyholders’ benefits	16,581	14,401	35,061	30,126
Interest credited to policyholders’ account balances	703	917	1,537	2,759
Dividends to policyholders	90	602	118	2,039
Amortization of deferred policy acquisition costs	485	529	1,913	1,662
General and administrative expenses	3,058	3,386	9,150	9,931
Total benefits and expenses	20,917	19,835	47,779	46,517
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(437)	1,806	(1,063)	7,993
Total income tax expense (benefit)	(148)	259	(206)	1,504
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(289)	1,547	(857)	6,489
Equity in earnings of operating joint ventures, net of taxes	(1)	18	(49)	63
NET INCOME (LOSS)	(290)	1,565	(906)	6,552
Less: Income (loss) attributable to noncontrolling interests	(6)	35	(26)	36
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(284)	$1,530	$(880)	$6,516
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.78)	$3.92	$(2.41)	$16.44
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(0.78)	$3.90	$(2.41)	$16.32

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2022 and 2021 (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(290)	$1,565	$(906)	$6,552
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(592)	(160)	(1,928)	(889)
Net unrealized investment gains (losses)	(13,182)	(1,740)	(52,692)	(10,515)
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	52	69	505	239
Total	(13,722)	(1,831)	(54,115)	(11,165)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(3,025)	(397)	(11,915)	(2,254)
Other comprehensive income (loss), net of taxes	(10,697)	(1,434)	(42,200)	(8,911)
Comprehensive income (loss)	(10,987)	131	(43,106)	(2,359)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(7)	42	(28)	27
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(10,980)	$89	$(43,078)	$(2,386)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Equity
Three and Nine Months Ended September 30, 2022 (in millions)

	Prudential Financial, Inc. Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	$6	$25,732	$36,652	$(21,838)	$21,324	$61,876	$732	$62,608
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							3	3
Distributions to noncontrolling interests							(21)	(21)
Stock-based compensation programs		(73)		162		89		89
Dividends declared on Common Stock			(462)			(462)		(462)
Comprehensive income:
Net income (loss)			(31)			(31)	(13)	(44)
Other comprehensive income (loss), net of tax					(17,119)	(17,119)	(1)	(17,120)
Total comprehensive income (loss)						(17,150)	(14)	(17,164)
Balance, March 31, 2022	6	25,659	36,159	(22,051)	4,205	43,978	700	44,678
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							26	26
Distributions to noncontrolling interests							(36)	(36)
Stock-based compensation programs		2		35		37		37
Dividends declared on Common Stock			(457)			(457)		(457)
Comprehensive income:
Net income (loss)			(565)			(565)	(7)	(572)
Other comprehensive income (loss), net of tax					(14,383)	(14,383)	0	(14,383)
Total comprehensive income (loss)						(14,948)	(7)	(14,955)
Balance, June 30, 2022	6	25,661	35,137	(22,391)	(10,178)	28,235	683	28,918
Common Stock acquired				(375)		(375)		(375)
Contributions from noncontrolling interests							14	14
Distributions to noncontrolling interests							(12)	(12)
Stock-based compensation programs		46		30		76		76
Dividends declared on Common Stock			(454)			(454)		(454)
Comprehensive income:
Net income (loss)			(284)			(284)	(6)	(290)
Other comprehensive income (loss), net of tax					(10,696)	(10,696)	(1)	(10,697)
Total comprehensive income (loss)						(10,980)	(7)	(10,987)
Balance, September 30, 2022	$6	$25,707	$34,399	$(22,736)	$(20,874)	$16,502	$678	$17,180

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

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (in millions)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(906)	$6,552
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	1,977	(3,146)
Policy charges and fee income	(1,915)	(1,730)
Interest credited to policyholders’ account balances	1,537	2,759
Depreciation and amortization	62	87
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	1,100	167
Change in:
Deferred policy acquisition costs	277	(287)
Future policy benefits and other insurance liabilities	6,403	5,779
Income taxes	(1,437)	506
Derivatives, net	(913)	(2,893)
Other, net(1)	(405)	(1,315)
Cash flows from (used in) operating activities	5,780	6,479
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	38,851	48,950
Fixed maturities, held-to-maturity	24	155
Fixed maturities, trading	1,421	2,357
Assets supporting experience-rated contractholder liabilities	11,011	13,878
Equity securities	3,070	3,463
Commercial mortgage and other loans	4,294	5,506
Policy loans	1,278	1,591
Other invested assets	1,427	2,151
Short-term investments	30,119	24,692
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(45,004)	(46,831)
Fixed maturities, trading	(385)	(5,525)
Assets supporting experience-rated contractholder liabilities	(11,346)	(15,187)
Equity securities	(2,992)	(2,959)
Commercial mortgage and other loans	(3,832)	(5,624)
Policy loans	(904)	(924)
Other invested assets	(2,127)	(2,434)
Short-term investments	(27,823)	(21,641)
Dispositions, net of cash disposed(2)	422	132
Derivatives, net	(1,701)	(622)
Other, net	(65)	(531)
Cash flows from (used in) investing activities	(4,262)	597
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	22,108	23,582
Policyholders’ account withdrawals	(18,212)	(22,131)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(142)	(110)
Cash dividends paid on Common Stock	(1,371)	(1,374)
Net change in financing arrangements (maturities 90 days or less)	(245)	108
Common Stock acquired	(1,113)	(2,097)
Common Stock reissued for exercise of stock options	128	150
Proceeds from the issuance of debt (maturities longer than 90 days)	2,538	73
Repayments of debt (maturities longer than 90 days)	(1,181)	(1,167)
Other, net(3)	1,565	(561)
Cash flows from (used in) financing activities	4,075	(3,527)
Effect of foreign exchange rate changes on cash balances	(446)	(252)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	5,147	3,297
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(2)	(2,071)	1,499
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	7,218	1,798
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	12,934	13,855
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$20,152	$15,653

PRUDENTIAL FINANCIAL, INC.
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (in millions)

	Nine Months Ended September 30,
	2022	2021
HELD-FOR-SALE CLASSIFICATION(2)
Change in assets classified as held-for-sale	$(153,793)	$143,910
Change in liabilities classified as held-for-sale	(151,359)	140,736
Change in net assets classified as held-for-sale	$(2,434)	$3,174

NON-CASH TRANSACTIONS DURING THE PERIOD
Treasury Stock shares issued for stock-based compensation programs	$232	$135
Novation of annuity contracts(4)	$2,611	$0
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$8,246	$5,377
Liabilities assumed	8,764	6,397
Net cash received	$518	$1,020

RECONCILIATION TO THE UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$20,104	$15,605
Restricted cash and restricted cash equivalents (included in “Other assets”)	48	48
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$20,152	$15,653
__________
(1)The amount for the nine months ended September 30, 2022 includes the recognized gains on the sales of Prudential Annuities Life Assurance Corporation (“PALAC”) and the Full Service Retirement business, which were completed on April 1, 2022. See Note 1 for additional information on these dispositions.
(2)See Note 1 for more information on the dispositions.
(3)The amount for the nine months ended September 30, 2022 includes approximately $1.6 billion cash receipt from a secured borrowing related to the PALAC disposition. The secured borrowing was later derecognized as part of a non-cash transaction during the period. See Note 1 for more information.
(4)“Cash flows from (used in) operating activities” and “Cash flows from (used in) investing activities” exclude certain non-cash activities related to the novation of certain, previously reinsured, annuity products, from Fortitude Group Holdings, LLC to the Company. See Note 1 for more information.

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

In October 2021, the Company announced the creation of Retirement Strategies, a new U.S. business that would serve the retirement needs of both its institutional and individual customers by bringing the institutional investment and pension solutions offered through the Retirement business together with the financial solutions and capabilities of the Individual Annuities business. Commencing with the second quarter of 2022, this new structure has been fully operationalized; therefore, the results of the former Retirement segment (now known as the “Institutional Retirement Strategies” operating segment) and the former Individual Annuities segment (now known as the “Individual Retirement Strategies” operating segment) have been aggregated into the Retirement Strategies segment. Prior periods have been updated to conform to this new presentation.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
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

The Company recognized a pre-tax gain on sale of $852 million in the second quarter of 2022 within “Other income”, which is included in adjusted operating income within the Retirement Strategies segment.

During the second quarter of 2022, the economics of approximately $1.7 billion of commercial mortgage and other loans and fixed maturities, available-for-sale, held by PALAC were transferred to Fortitude via participation agreements. This transfer did not meet the requirements of sale accounting and was therefore accounted for as a secured borrowing as of June 30, 2022. During the third quarter of 2022, the secured borrowing was derecognized when the assets were legally transferred from Fortitude back to the Company as part of the novation of certain, previously reinsured, annuity products.

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

The Company recognized a net pre-tax gain of $690 million in the second quarter of 2022, composed of (i) an $890 million gain recorded in “Other income”; (ii) $150 million of realized losses recorded in “Realized investment gains (losses), net”, related to assets transferred as part of the reinsurance of certain retained policies to Great-West; and (iii) $50 million of indirect expenses and charges recorded in “General and administrative expenses” on the Unaudited Interim Consolidated Statements of Operations. The net gain is excluded from adjusted operating income and reported within Divested Businesses as part of Corporate and Other operations. In addition, the Company recognized a deferred gain of approximately $400 million for the ceding of certain insurance policies through reinsurance to Great-West, including a true-up in the third quarter of 2022. This deferred reinsurance gain will be recognized in income over the term of the ceded policies. The transaction agreement includes a post-closing adjustment provision. Any such adjustment will be finalized by the fourth quarter of 2022 and could impact the amount of the pre-tax gain referred to above; however, the Company does not expect that any such adjustment will have a material impact on its results.

Excluding the gain on sale recognized in the second quarter of 2022, the Full Service Retirement business generated pre-tax income/(loss) of approximately $0 million and $(200) million for the three and nine months ended September 30, 2022, respectively, and approximately $18 million and $117 million for the three and nine months ended September 30, 2021, respectively. These amounts exclude the impact of overhead costs retained in the Company’s Corporate and Other operations and not transferred to Great-West.

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

The Prudential Life Insurance Company of Taiwan Inc.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT$5.5 billion, equal to approximately $200 million at then current exchange rates. The terms of the transaction included additional contingent consideration tied to the level of yields for the 10-year Taiwanese Government bond for two years after the signing of the transaction. This consideration was measured at fair value each period and resulted in the receipt of the maximum contractual amount of $100 million during the third quarter of 2022. Also in connection with the transaction, the Company recognized a liability with a fair value of approximately $33 million as of September 30, 2022, representing its financial guarantee of certain insurance obligations of POT.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of September 30, 2022 — ASU 2018-12

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on its Consolidated Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in a decrease to “Retained earnings” of approximately $2 billion to $3 billion primarily from reclassifying the cumulative effect of changes in non-performance risk from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) and other changes in reserves, and will result in a decrease to AOCI of approximately $40 billion to $45 billion primarily from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of June 30, 2022, the estimated impacts amounted to a decrease to “Retained earnings” of approximately $2 billion to $3 billion and an increase to AOCI of approximately $3 billion to $8 billion, respectively. The changes in the estimates from January 1, 2021 to June 30, 2022 are primarily due to the increases in interest rates during 2021 and 2022. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

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

As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Based on interest rates as of June 30, 2022, the Company expects an increase to AOCI as a result of remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates as of the adoption date.

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
Other ASU issued but not yet adopted as of September 30, 2022

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

3. INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,701	$1,206	$4,227	$0	$27,680
Obligations of U.S. states and their political subdivisions	10,495	216	968	0	9,743
Foreign government bonds	68,665	5,310	4,181	1	69,793
U.S. public corporate securities	98,482	1,349	15,734	25	84,072
U.S. private corporate securities(1)	37,818	687	3,803	57	34,645
Foreign public corporate securities	22,419	394	2,358	23	20,432
Foreign private corporate securities	31,148	138	6,686	40	24,560
Asset-backed securities(2)	11,952	168	380	5	11,735
Commercial mortgage-backed securities	11,976	28	917	0	11,087
Residential mortgage-backed securities(3)	2,301	28	235	0	2,094
Total fixed maturities, available-for-sale(1)	$325,957	$9,524	$39,489	$151	$295,841

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$661	$140	$0	$801	$0	$661
Foreign public corporate securities	396	22	0	418	2	394
Foreign private corporate securities	7	0	0	7	0	7
Residential mortgage-backed securities(3)	137	8	0	145	0	137
Total fixed maturities, held-to-maturity(4)	$1,201	$170	$0	$1,371	$2	$1,199
__________
(1)Excludes notes with amortized cost of $6,366 million (fair value, $6,366 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans, home equity loans and other asset types.
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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$21,689	$4,215	$31	$12	$21,720	$4,227
Obligations of U.S. states and their political subdivisions	6,764	903	180	65	6,944	968
Foreign government bonds	17,926	2,591	6,397	1,560	24,323	4,151
U.S. public corporate securities	67,571	13,336	5,724	2,352	73,295	15,688
U.S. private corporate securities	27,194	3,240	2,342	563	29,536	3,803
Foreign public corporate securities	13,482	1,828	1,778	504	15,260	2,332
Foreign private corporate securities	19,948	4,987	3,789	1,699	23,737	6,686
Asset-backed securities	6,785	261	3,000	110	9,785	371
Commercial mortgage-backed securities	10,295	792	618	125	10,913	917
Residential mortgage-backed securities	1,361	138	375	94	1,736	232
Total fixed maturities, available-for-sale	$193,015	$32,291	$24,234	$7,084	$217,249	$39,375

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,521	$15	$269	$16	$1,790	$31
Obligations of U.S. states and their political subdivisions	289	5	71	3	360	8
Foreign government bonds	4,534	244	6,945	282	11,479	526
U.S. public corporate securities	12,403	219	2,947	152	15,350	371
U.S. private corporate securities	4,362	84	848	78	5,210	162
Foreign public corporate securities	3,652	76	802	42	4,454	118
Foreign private corporate securities	6,350	270	1,604	169	7,954	439
Asset-backed securities	6,568	13	170	1	6,738	14
Commercial mortgage-backed securities	921	11	263	11	1,184	22
Residential mortgage-backed securities	751	13	18	1	769	14
Total fixed maturities, available-for-sale(1)	$41,351	$950	$13,937	$755	$55,288	$1,705
__________
(1)Excludes “Assets held-for-sale” with fair value of $4,644 million and gross unrealized losses of $147 million. See Note 1 for additional information.

As of September 30, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $36,756 million and $1,242 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2,619 million and $463 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2022, the $7,084 million of gross unrealized losses of twelve months or more were concentrated in the finance, consumer non-cyclical and utility sectors within corporate securities and foreign government securities. As of December 31, 2021, the $755 million of gross unrealized losses of twelve months or more were concentrated in consumer non-cyclical, utility and finance sectors within corporate securities.

In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$9,029	$9,189	$0	$0
Due after one year through five years	50,728	49,239	394	418
Due after five years through ten years	63,783	59,533	22	23
Due after ten years(1)	176,188	152,964	646	785
Asset-backed securities	11,952	11,735	0	0
Commercial mortgage-backed securities	11,976	11,087	0	0
Residential mortgage-backed securities	2,301	2,094	137	145
Total	$325,957	$295,841	$1,199	$1,371
__________
(1)Excludes available-for-sale notes with amortized cost of $6,366 million (fair value, $6,366 million) and held-to-maturity notes with amortized cost of $4,500 million (fair value, $4,500 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$4,978	$7,273	$24,056	$27,041
Proceeds from maturities/prepayments	5,186	7,040	14,792	21,936
Gross investment gains from sales and maturities	325	301	940	2,264
Gross investment losses from sales and maturities	(376)	(69)	(1,963)	(558)
Write-downs recognized in earnings(2)	(21)	0	(113)	0
(Addition to) release of allowance for credit losses	(42)	(12)	(37)	41
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$7	$11	$24	$155
(Addition to) release of allowance for credit losses	1	1	3	3
__________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $3 million and $(27) million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $1 million and $0 million for the nine months ended September 30, 2022 and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$6	$102	$1	$0	$0	$109
Additions to allowance for credit losses not previously recorded	0	0	30	4	0	0	34
Reductions for securities sold during the period	0	(3)	(2)	0	0	0	(5)
Reductions for securities with intent to sell	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	(2)	15	0	0	0	13
Balance, end of period	$0	$1	$145	$5	$0	$0	$151

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$80	$0	$0	$0	$80
Additions to allowance for credit losses not previously recorded	0	0	35	0	0	0	35
Reductions for securities sold during the period	0	0	(16)	0	0	0	(16)
Additions (reductions) on securities with previous allowance	0	0	(5)	0	0	0	(5)
Reclassified to / (from) “Assets held-for-sale”(1)	0	0	(2)	0	0	0	(2)
Balance, end of period	$0	$0	$92	$0	$0	$0	$92
_________
(1)See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$7	$107	$0	$0	$0	$114
Additions to allowance for credit losses not previously recorded	0	11	103	5	0	0	119
Reductions for securities sold during the period	0	(5)	(55)	0	0	0	(60)
Reductions for securities with intent to sell	0	(13)	(67)	0	0	0	(80)
Additions (reductions) on securities with previous allowance	0	1	57	0	0	0	58
Balance, end of period	$0	$1	$145	$5	$0	$0	$151

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	0	75	0	0	0	75
Reductions for securities sold during the period	0	0	(46)	0	(9)	0	(55)
Additions (reductions) on securities with previous allowance	0	0	(58)	0	(1)	0	(59)
Reclassified to / (from) “Assets held-for-sale”(1)	0	0	(2)	0	0	0	(2)
Balance, end of period	$0	$0	$92	$0	$0	$0	$92
_________
(1)See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$3	$0	$0	$0	$3
Current period provision for expected losses	0	0	(1)	0	0	0	(1)
Change in foreign exchange	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$7	$0	$0	$0	$7
Current period provision for expected losses	0	0	0	0	0	0	0
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$6	$0	$0	$0	$6

	Nine Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$5	$0	$0	$0	$5
Current period provision for expected losses	0	0	(2)	0	0	0	(2)
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current period allowance for expected credit losses	0	0	(3)	0	0	0	(3)
Balance, end of period	$0	$0	$6	$0	$0	$0	$6

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

For the three months ended September 30, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the consumer non-cyclical, capital goods and utility sectors within corporate securities, partially offset by a net release within the transportation sector. For the three months ended September 30, 2021, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the transportation and capital goods sectors within corporate securities due to adverse projected cash flows, partially offset by a net release on restructured securities in the energy sector within corporate securities.

For the nine months ended September 30, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the capital goods, consumer non-cyclical and utility sectors within corporate securities, partially offset by net releases in the communications and transportation sectors. For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the overall improving credit environment in the energy and consumer cyclical sectors within corporate securities, partially offset by net additions in the transportation and utility sectors within corporate securities due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of September 30, 2022 or December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	September 30, 2022		December 31, 2021
					Assets Held-for-Sale(1)
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$30	$30	$786	$786
Fixed maturities:
Corporate securities	83	82	101	103	12,112	12,463
Commercial mortgage-backed securities	0	0	0	0	1,799	1,830
Residential mortgage-backed securities(2)	0	0	0	0	658	683
Asset-backed securities(3)	0	0	0	0	2,079	2,093
Foreign government bonds	646	622	761	761	240	237
U.S. government authorities and agencies and obligations of U.S. states	165	183	182	193	344	400
Total fixed maturities(4)	894	887	1,044	1,057	17,232	17,706
Equity securities	1,460	1,693	1,787	2,271	328	326
Total assets supporting experience-rated contractholder liabilities(5)	$2,354	$2,580	$2,861	$3,358	$18,346	$18,818
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
(4)As a percentage of amortized cost, 99% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of September 30, 2022. As a percentage of amortized cost, 97% of the portfolio including “Asset held-for-sale” was considered high or highest quality based on NAIC or equivalent ratings, as of December 31, 2021.
(5)As a percentage of amortized cost, all of the portfolio consisted of public securities, as of September 30, 2022. As a percentage of amortized cost, 95% of the portfolio including “Assets held-for-sale” consisted of public securities, as of December 31, 2021.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $(52) million and $(263) million during the three months ended September 30, 2022 and 2021, respectively, and $(743) million and $(557) million during the nine months ended September 30, 2022 and 2021, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(496) million and $88 million during the three months ended September 30, 2022 and 2021, respectively, and $(1,653) million and $(279) million during the nine months ended September 30, 2022 and 2021, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(396) million and $19 million during the three months ended September 30, 2022 and 2021, respectively, and $(1,253) million and $457 million during the nine months ended September 30, 2022 and 2021, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$59,330	$61,224	$73,681	$83,382
Fixed maturities, held-to-maturity	644	780	812	1,026
Fixed maturities, trading	18	18	23	23
Assets supporting experience-rated contractholder liabilities	563	547	983	977
Total	$60,555	$62,569	$75,499	$85,408

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$2,417	$2,237	$1,982	$1,866
Short-term investments	58	58	1	1
Cash equivalents	89	89	133	133
Total	$2,564	$2,384	$2,116	$2,000

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2022		December 31, 2021
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$9,317	16.5%	$10,225	17.6%
Retail	6,141	10.9	6,779	11.7
Apartments/Multi-Family	16,431	29.0	16,742	28.8
Industrial	12,790	22.6	13,009	22.4
Hospitality	2,035	3.6	1,876	3.2
Other	3,727	6.6	3,936	6.8
Total commercial mortgage loans	50,441	89.2	52,567	90.5
Agricultural property loans	6,077	10.8	5,520	9.5
Total commercial mortgage and agricultural property loans	56,518	100.0%	58,087	100.0%
Allowance for credit losses	(186)		(115)
Total net commercial mortgage and agricultural property loans	56,332		57,972
Other loans:
Uncollateralized loans	453		561
Residential property loans	42		67
Other collateralized loans	101		70
Total other loans	596		698
Allowance for credit losses	(32)		(4)
Total net other loans	564		694
Total net commercial mortgage and other loans(1)(2)	$56,896		$58,666
__________
(1)Excludes “Assets held-for-sale” of $6,565 million net of allowance for credit losses of $15 million as of December 31, 2021. See Note 1 for additional information.
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of September 30, 2022 and December 31, 2021, the net carrying value of these loans were $978 million and $1,263 million, respectively.

As of September 30, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (31%), Texas (8%) and New York (6%), and included loans secured by properties in Europe (6%), Asia (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$156	$8	$0	$0	$32	$196
Addition to (release of) allowance for expected losses	22	2	0	0	0	24
Reclassified (to) from “Assets held-for-sale”(1)	(6)	0	0	0	0	(6)
Other	4	0	0	0	0	4
Allowance, end of period	$176	$10	$0	$0	$32	$218

	Three Months Ended September 30, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$160	$6	$0	$2	$4	$172
Addition to (release of) allowance for expected losses	(40)	(2)	0	(2)	0	(44)
Reclassified (to) from “Assets held-for-sale”(1)	(12)	0	0	0	0	(12)
Other	0	0	0	1	0	1
Allowance, end of period	$108	$4	$0	$1	$4	$117
_________
(1)See Note 1 for additional information.

	Nine Months Ended September 30, 2022
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$111	$4	$0	$0	$4	$119
Addition to (release of) allowance for expected losses	62	6	0	0	28	96
Other	3	0	0	0	0	3
Allowance, end of period	$176	$10	$0	$0	$32	$218

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Allowance, beginning of period	$218	$9	$0	$3	$5	$235
Addition to (release of) allowance for expected losses	(98)	(5)	0	(2)	(1)	(106)
Reclassified (to) from “Assets held-for-sale”(1)	(12)	0	0	0	0	(12)
Other	0	0	0	0	0	0
Allowance, end of period	$108	$4	$0	$1	$4	$117
_________
(1)See Note 1 for additional information.

For additional information about the Company’s methodology for developing our allowance and expected losses, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

For both the three months and nine months ended September 30, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was due to increases in loan-specific reserves as well as increases to reserves to reflect declining market conditions. For both the three months and nine months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(in millions)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$1,526	$1,410	$752	$2,158	$3,675	$15,024	$0	$24,545
60%-69.99%	1,448	3,271	1,619	3,881	2,912	4,727	0	17,858
70%-79.99%	842	1,707	1,105	983	611	2,131	0	7,379
80% or greater	0	24	7	7	0	621	0	659
Total	$3,816	$6,412	$3,483	$7,029	$7,198	$22,503	$0	$50,441
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$3,595	$6,195	$3,208	$5,893	$6,645	$18,674	$0	$44,210
1.0 - 1.2x	221	217	89	632	347	1,778	0	3,284
Less than 1.0x	0	0	186	504	206	2,051	0	2,947
Total	$3,816	$6,412	$3,483	$7,029	$7,198	$22,503	$0	$50,441
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$707	$2,003	$859	$481	$354	$1,421	$74	$5,899
60%-69.99%	52	85	8	33	0	0	0	178
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$759	$2,088	$867	$514	$354	$1,421	$74	$6,077
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$748	$2,044	$792	$503	$343	$1,347	$74	$5,851
1.0 - 1.2x	3	44	75	10	6	27	0	165
Less than 1.0x	8	0	0	1	5	47	0	61
Total	$759	$2,088	$867	$514	$354	$1,421	$74	$6,077

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$50,441	$0	$0	$0	$0	$50,441	$2
Agricultural property loans	6,067	0	4	6	10	6,077	17
Residential property loans	42	0	0	0	0	42	0
Other collateralized loans	101	0	0	0	0	101	0
Uncollateralized loans	406	0	47	0	47	453	0
Total	$57,057	$0	$51	$6	$57	$57,114	$19
__________
(1)As of September 30, 2022, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest of less than $1 million and $2 million for both the three and nine months ended September 30, 2022 and 2021, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $17 million and $20 million as of September 30, 2022 and December 31, 2021, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2022 and December 31, 2021.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,008	$6,509
Hedge funds	3,087	2,797
Real estate-related	2,746	2,370
Subtotal equity method	12,841	11,676
Fair value:
Private equity	1,518	1,852
Hedge funds	1,891	2,119
Real estate-related	308	319
Subtotal fair value	3,717	4,290
Total LPs/LLCs	16,558	15,966
Real estate held through direct ownership(1)	1,516	1,789
Derivative instruments	1,909	3,280
Other(2)	1,067	798
Total other invested assets(3)	$21,050	$21,833
_________
(1)As of September 30, 2022 and December 31, 2021, real estate held through direct ownership had mortgage debt of $205 million and $274 million, respectively.
(2)Primarily includes equity investments accounted for under the measurement alternative, strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(3)Excludes “Assets held-for-sale” of $104 million as of December 31, 2021. See Note 1 for additional information.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
Fixed maturities	$2,394	$2,398
Equity securities	7	5
Commercial mortgage and other loans	191	175
Policy loans	250	253
Other invested assets	20	22
Short-term investments and cash equivalents	26	2
Total accrued investment income(1)	$2,888	$2,855
__________
(1)Excludes “Assets held-for-sale” of $221 million as of December 31, 2021. See Note 1 for additional information.

Write-downs on accrued investment income were less than $1 million for both the three and nine months ended September 30, 2022 and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturities, available-for-sale(1)	$2,836	$2,995	$8,666	$9,000
Fixed maturities, held-to-maturity(1)	52	56	160	169
Fixed maturities, trading	56	53	171	114
Assets supporting experience-rated contractholder liabilities	11	148	155	474
Equity securities	27	23	103	104
Commercial mortgage and other loans	533	621	1,646	1,882
Policy loans	125	132	376	403
Other invested assets	18	806	899	1,939
Short-term investments and cash equivalents	143	18	218	48
Gross investment income	3,801	4,852	12,394	14,133
Less: investment expenses	(170)	(135)	(467)	(482)
Net investment income	$3,631	$4,717	$11,927	$13,651
__________
(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Fixed maturities(1)	$(113)	$221	$(1,170)	$1,750
Commercial mortgage and other loans	(9)	67	(75)	158
Investment real estate	(7)	49	83	113
LPs/LLCs	(13)	(43)	(19)	(26)
Derivatives	(369)	131	(795)	1,145
Other	(3)	7	(1)	6
Realized investment gains (losses), net	$(514)	$432	$(1,977)	$3,146
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
Fixed maturity securities, available-for-sale with an allowance(1)	$(58)	$23
Fixed maturity securities, available-for-sale without an allowance(1)	(29,907)	39,467
Derivatives designated as cash flow hedges(2)	4,099	1,019
Derivatives designated as fair value hedges(2)	(47)	(35)
Other investments(3)	(9)	(7)
Net unrealized gains (losses) on investments	$(25,922)	$40,467
__________
(1)Includes net unrealized gains (losses) of $425 million on “Assets held-for-sale” as of December 31, 2021.
(2)For additional information on cash flow and fair value hedges, see Note 5.
(3)As of September 30, 2022 there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

	September 30, 2022				December 31, 2021
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$7,042	$250	$250	$7,542	$9,044	$0	$438	$9,482
Commercial mortgage-backed securities	576	0	0	576	486	0	0	486
Residential mortgage-backed securities	105	0	0	105	217	0	0	217
Total securities sold under agreements to repurchase	$7,723	$250	$250	$8,223	$9,747	$0	$438	$10,185
.
The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2022			December 31, 2021
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	54	0	54	84	0	84
Foreign government bonds	365	0	365	205	0	205
U.S. public corporate securities	4,000	0	4,000	2,834	0	2,834
Foreign public corporate securities	805	0	805	643	0	643
Equity securities	640	0	640	484	0	484
Total cash collateral for loaned securities(1)	$5,865	$0	$5,865	$4,251	$0	$4,251
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

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Fixed maturities, available-for-sale	$166	$200	$204	$262
Fixed maturities, held-to-maturity	7	9	628	790
Fixed maturities, trading	171	178	0	0
Equity securities	107	79	0	0
Commercial mortgage and other loans	763	915	0	0
Other invested assets	3,082	2,846	120	138
Cash and cash equivalents	178	128	0	0
Accrued investment income	1	1	3	3
Other assets	406	499	639	785
Total assets of consolidated VIEs	$4,881	$4,855	$1,594	$1,978
Other liabilities	$502	$505	$0	$2
Notes issued by consolidated VIEs(2)	218	274	0	0
Total liabilities of consolidated VIEs	$720	$779	$0	$2
 __________
(1)Total assets of consolidated VIEs reflect $3,099 million and $2,885 million as of September 30, 2022 and December 31, 2021, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of September 30, 2022, the maturity of this obligation was within 2 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $864 million and $997 million as of September 30, 2022 and December 31, 2021, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Unaudited Interim Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in limited partnerships and limited liability companies (“LPs/LLCs”), which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities was $16,558 million as of September 30, 2022, and $15,966 million as of December 31, 2021, excluding “Assets held-for-sale.”

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account of the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $1,914 million and $3,266 million as of September 30, 2022 and December 31, 2021, respectively, and total derivative liabilities of $3,203 million and $2,278 million as of September 30, 2022 and December 31, 2021, respectively, reflected in the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Underlying Risk /Instrument Type	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,691	$70	$(227)	$3,591	$805	$(69)
Interest Rate Forwards	497	0	(97)	248	15	(2)
Foreign Currency
Foreign Currency Forwards	4,919	308	(366)	4,789	62	(107)
Currency/Interest Rate
Foreign Currency Swaps	24,853	5,173	(498)	21,272	1,151	(193)
Total Derivatives Designated as Hedge Accounting Instruments	$33,960	$5,551	$(1,188)	$29,900	$2,033	$(371)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$202,590	$9,506	$(20,542)	$196,124	$10,515	$(14,430)
Interest Rate Futures	18,468	35	(80)	17,429	76	(9)
Interest Rate Options	10,753	275	(317)	15,353	710	(265)
Interest Rate Forwards	4,723	20	(116)	4,709	41	(11)
Foreign Currency
Foreign Currency Forwards	32,761	2,442	(2,842)	28,235	1,046	(1,209)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	10,602	1,677	(262)	12,683	751	(216)
Credit
Credit Default Swaps	12,881	11	(192)	3,489	128	(1)
Equity
Equity Futures	3,960	2	(46)	6,178	1	(10)
Equity Options	53,758	874	(1,857)	60,057	2,065	(2,640)
Total Return Swaps	9,983	980	(11)	13,850	49	(430)
Other
Other(1)	1,250	0	0	1,255	0	0
Synthetic GICs	85,149	1	(1)	81,984	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$446,878	$15,823	$(26,266)	$441,346	$15,383	$(19,221)
Total Derivatives(2)(3)(4)	$480,838	$21,374	$(27,454)	$471,246	$17,416	$(19,592)
__________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $8,230 million and $10,245 million as of September 30, 2022 and December 31, 2021, respectively, primarily included in “Future policy benefits” and "Policyholder account balances."
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of September 30, 2022, the following amounts were recorded on the Unaudited Interim Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges.

	September 30, 2022		December 31, 2021
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$458	$49	$641	$63
Commercial mortgage and other loans	$0	$0	$17	$1
Policyholders’ account balances	$(1,206)	$219	$(1,552)	$(170)
Future policy benefits	$(2,236)	$510	$(3,001)	$(279)
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

Offsetting Assets and Liabilities

The following tables present recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	September 30, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$21,247	$(19,460)	$1,787	$(1,135)	$652
Securities purchased under agreement to resell	167	0	167	(167)	0
Total assets	$21,414	$(19,460)	$1,954	$(1,302)	$652
Offsetting of Financial Liabilities:
Derivatives	$27,453	$(24,251)	$3,202	$(2,628)	$574
Securities sold under agreement to repurchase	8,223	0	8,223	(7,647)	576
Total liabilities	$35,676	$(24,251)	$11,425	$(10,275)	$1,150

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets(2):
Derivatives	$17,272	$(14,150)	$3,122	$(802)	$2,320
Securities purchased under agreement to resell	704	0	704	(704)	0
Total assets	$17,976	$(14,150)	$3,826	$(1,506)	$2,320
Offsetting of Financial Liabilities(2):
Derivatives	$19,587	$(17,314)	$2,273	$(797)	$1,476
Securities sold under agreement to repurchase	10,185	0	10,185	(9,699)	486
Total liabilities	$29,772	$(17,314)	$12,458	$(10,496)	$1,962
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, including the offset of the hedged item in fair value hedge relationships.

	Three Months Ended September 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$11	$(1)	$0	$0	$(106)	$(114)	$0
Currency	1	0	0	0	0	(144)	0
Total gains (losses) on derivatives designated as hedge instruments	12	(1)	0	0	(106)	(258)	0
Gains (losses) on the hedged item:
Interest Rate	(11)	3	0	0	104	109	0
Currency	(1)	2	0	0	0	151	0
Total gains (losses) on hedged item	(12)	5	0	0	104	260	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(1)	(74)
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	(1)	(74)
Total gains (losses) on fair value hedges net of hedged item	0	4	0	0	(2)	1	(74)
Cash flow hedges
Interest Rate	1	1	0	0	0	0	(76)
Currency	6	0	0	0	0	0	181
Currency/Interest Rate	27	77	279	0	0	0	1,548
Total gains (losses) on cash flow hedges	34	78	279	0	0	0	1,653
Net investment hedges
Currency	0	0	0	0	0	0	23
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	23
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,071)	0	0	0	0	0	0
Currency	2	0	2	0	0	0	0
Currency/Interest Rate	501	0	4	0	0	0	0
Credit	(11)	0	0	0	0	0	0
Equity	(54)	0	0	0	0	0	0
Other	0	0	0	0	0	0	0
Embedded Derivatives	1,238	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(395)	0	6	0	0	0	0
Total	$(361)	$82	$285	$0	$(2)	$1	$1,602

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$39	$(4)	$0	$0	$(373)	$(432)	$0
Currency	(29)	(1)	0	0	0	(351)	0
Total gains (losses) on derivatives designated as hedge instruments	10	(5)	0	0	(373)	(783)	0
Gains (losses) on the hedged item:
Interest Rate	(39)	10	0	0	389	441	0
Currency	31	8	0	0	0	348	0
Total gains (losses) on hedged item	(8)	18	0	0	389	789	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(3)	(11)
Total Amortization for gain (loss) excluded from assessment of the effectiveness	0	0	0	0	0	(3)	(11)
Total gains (losses) on fair value hedges net of hedged item	2	13	0	0	16	3	(11)
Cash flow hedges
Interest Rate	(5)	2	0	0	0	0	(210)
Currency	10	0	0	0	0	0	325
Currency/Interest Rate	76	214	750	0	0	0	2,965
Total gains (losses) on cash flow hedges	81	216	750	0	0	0	3,080
Net investment hedges
Currency	0	0	0	0	0	0	33
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	33
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(9,317)	0	0	0	0	0	0
Currency	(369)	0	1	0	0	0	0
Currency/Interest Rate	1,287	0	8	0	0	0	0
Credit	(174)	0	0	0	0	0	0
Equity	1,601	0	0	0	0	0	0
Other	2	0	0	0	0	0	0
Embedded Derivatives	6,104	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(866)	0	9	0	0	0	0
Total	$(783)	$229	$759	$0	$16	$3	$3,102

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
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
_______
(1)Excluding changes related to net investment hedges using non-derivative instruments of $2 million and $134 million for the three months ended and nine months ended September 30, 2022, and $(7) million and $7 million for the three months ended and nine months ended September 30, 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2021	$1,019
Amount recorded in AOCI:
Interest Rate	(213)
Currency	335
Currency/Interest Rate	4,005
Total amount recorded in AOCI	4,127
Amount reclassified from AOCI to income:
Interest Rate	3
Currency	(10)
Currency/Interest Rate	(1,040)
Total amount reclassified from AOCI to income	(1,047)
Balance, September 30, 2022	$4,099

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2022 values, it is estimated that a pre-tax gain of approximately $311 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2023.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $26 million and $166 million for the three and nine months ended September 30, 2022, respectively, and $(6) million and $(5) million for the three and nine months ended September 30, 2021, respectively.

Credit Derivatives

The following tables provide a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 25 years for Index Reference.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2022
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	10,742	(174)	0	0	0	0	834	(18)	11,625	(192)
Total	$49	$0	$0	$0	$10,742	$(174)	$0	$0	$0	$0	$834	$(18)	$11,625	$(192)

	December 31, 2021
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total(3)
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	2,397	41	0	0	0	0	928	87	3,374	128
Total	$49	$0	$0	$0	$2,397	$41	$0	$0	$0	$0	$928	$87	$3,374	$128
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

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2022 and December 31, 2021, the Company had $1,256 million and $115 million of outstanding notional amounts and reported at fair value as an asset of $11 million and a liability of $1 million, respectively.

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

As of September 30, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

	As of September 30, 2022
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$27,680	$0	$	$27,680
Obligations of U.S. states and their political subdivisions	0	9,736	7		9,743
Foreign government bonds	0	69,785	8		69,793
U.S. corporate public securities	0	84,010	62		84,072
U.S. corporate private securities(3)	0	32,407	2,238		34,645
Foreign corporate public securities	0	20,367	65		20,432
Foreign corporate private securities	0	23,426	1,134		24,560
Asset-backed securities(4)	0	11,117	618		11,735
Commercial mortgage-backed securities	0	10,059	1,028		11,087
Residential mortgage-backed securities	0	2,084	10		2,094
Subtotal	0	290,671	5,170		295,841
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	183	0		183
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	622	0		622
Corporate securities	0	82	0		82
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	697	996	0		1,693
All other(5)	0	0	0		0
Subtotal	697	1,883	0		2,580
Fixed maturities, trading	0	5,368	322		5,690
Equity securities	4,016	2,213	653		6,882
Commercial mortgage and other loans	0	978	0		978
Other invested assets(6)	37	21,336	502	(19,460)	2,415
Short-term investments	30	4,390	4		4,424
Cash equivalents	671	9,411	0		10,082
Other assets	0	0	139		139
Separate account assets(7)(8)	9,217	156,962	1,091		167,270
Total assets	$14,668	$493,212	$7,881	$(19,460)	$496,301
Future policy benefits(9)	$0	$0	$5,163	$	$5,163
Policyholders’ account balances	0	0	3,745		3,745
Other liabilities	130	26,952	1	(24,251)	2,832
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$130	$26,952	$8,909	$(24,251)	$11,740

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021(1)
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$32,158	$0	$	$32,158
Obligations of U.S. states and their political subdivisions	0	12,210	8		12,218
Foreign government bonds	0	94,659	10		94,669
U.S. corporate public securities	0	112,073	82		112,155
U.S. corporate private securities(3)	0	35,344	2,038		37,382
Foreign corporate public securities	0	27,184	125		27,309
Foreign corporate private securities	0	25,966	3,071		29,037
Asset-backed securities(4)	0	11,200	325		11,525
Commercial mortgage-backed securities	0	11,763	1,336		13,099
Residential mortgage-backed securities	0	2,533	325		2,858
Subtotal	0	365,090	7,320		372,410
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	193	0		193
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	761	0		761
Corporate securities	0	103	0		103
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	862	1,409	0		2,271
All other(5)	2	18	0		20
Subtotal	864	2,484	0		3,348
Fixed maturities, trading	0	8,402	421		8,823
Equity securities	7,386	192	799		8,377
Commercial mortgage and other loans	0	1,263	0		1,263
Other invested assets(6)	409	17,004	493	(14,150)	3,756
Short-term investments	1,199	4,114	330		5,643
Cash equivalents	753	4,436	70		5,259
Other assets	0	0	164		164
Separate account assets(7)(8)	12,305	206,383	1,283		219,971
Total assets	$22,916	$609,368	$10,880	$(14,150)	$629,014
Future policy benefits(9)	$0	$0	$9,068	$	$9,068
Policyholders’ account balances	0	0	1,436		1,436
Other liabilities	33	19,141	0	(17,314)	1,860
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$33	$19,141	$10,504	$(17,314)	$12,364
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $129,579 million, “Liabilities held-for-sale” of $6,214 million as of December 31, 2021. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 for additional information.
(2)“Netting” amounts represent cash collateral of $(4,791) million and $(3,164) million as of September 30, 2022 and December 31, 2021, respectively.
(3)Excludes notes with fair value of $6,366 million (carrying amount of $6,366 million) and $5,995 million (carrying amount of $5,941 million) as of September 30, 2022 and December 31, 2021, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
(5)All other represents cash equivalents and short-term investments.
(6)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. As of September 30, 2022 and December 31, 2021, the fair values of such investments were $3,717 million and $4,290 million respectively.
(7)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. As of September 30, 2022 and December 31, 2021, the fair value of such investments was $27,255 million and $26,174 million, respectively.
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
(9)As of September 30, 2022, the net embedded derivative liability position of $5,164 million includes $762 million of embedded derivatives in an asset position and $5,926 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $9,069 million includes $611 million of embedded derivatives in an asset position and $9,680 million of embedded derivatives in a liability position.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$2,810	Discounted cash flow	Discount rate	0.44%	20%	9.10%	Decrease
		Market comparables	EBITDA multiples(4)	1.8X	18.5X	7.8X	Increase
		Liquidation	Liquidation value	13.05%	13.19%	13.11%	Increase
Equity securities	$311	Discounted cash flow(5)	Discount rate	0.16%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1.0X	17.4X	5.4X	Increase
		Net Asset Value	Share price	$6	$1,708	$592	Increase
Separate account assets-commercial mortgage loans(6)	$96	Discounted cash flow	Spread	1.15%	2.20%	1.42%	Decrease
Liabilities:
Future policy benefits(7)	$5,163	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.50%	2.35%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	29%		Increase
Policyholders’ account balances(8)	$3,745	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.28%	2.06%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	38%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,800	Discounted cash flow	Discount rate	0.31%	20%	5.00%	Decrease
		Market comparables	EBITDA multiples(4)	4.1X	19.2X	8.9X	Increase
		Liquidation	Liquidation value	11.31%	62.58%	55.57%	Increase
Equity securities	$277	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$1	$1,498	$594	Increase
Separate account assets-commercial mortgage loans(6)	$150	Discounted cash flow	Spread	1.05%	1.98%	1.18%	Decrease
Liabilities:
Future policy benefits(7)	$9,068	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(8)	$1,436	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	31%		Increase
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
(10)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2022 and December 31, 2021, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 77% and 76% respectively. As of September 30, 2022 and December 31, 2021, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
U.S. states	7	0	0	0	0	0	0	0	0	7	0
Foreign government	9	0	0	(1)	0	0	0	0	0	8	0
Corporate securities(3)	3,539	(122)	288	(57)	0	(256)	92	90	(75)	3,499	(136)
Structured securities(4)	1,482	(40)	424	0	0	(128)	(3)	0	(79)	1,656	(40)
Assets supporting experience-rated contractholder liabilities:
Foreign government	0	0	0	0	0	0	0	0	0	0	0
Corporate securities(3)	0	0	0	0	0	0	0	0	0	0	0
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	347	2	8	(3)	0	(29)	(3)	0	0	322	3
Equity securities	766	(23)	10	(94)	0	0	(4)	0	(2)	653	(28)
Other invested assets	499	(13)	20	(1)	0	(2)	(1)	0	0	502	(7)
Short-term investments	204	(5)	5	0	0	(205)	6	0	(1)	4	(5)
Cash equivalents	0	0	0	0	0	0	0	0	0	0	0
Other assets	243	30	(8)	0	0	(8)	(118)	0	0	139	31
Separate account assets(5)	1,040	(45)	137	(95)	0	(36)	1	93	(4)	1,091	(28)
Liabilities:
Future policy benefits	(5,946)	1,036	0	0	(252)	0	(1)	0	0	(5,163)	1,000
Policyholders’ account balances(6)	(3,544)	222	0	0	(424)	0	1	0	0	(3,745)	845
Other liabilities	(1)	0	0	0	0	0	0	0	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended September 30, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(10)	$0	$0	$(159)	$7	$(15)	$0	$0	$(162)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	0	4	0	0	(2)	0	3	0	0
Equity securities	0	(23)	0	0	0	0	(28)	0	0
Other invested assets	(14)	1	0	0	0	(8)	1	0	0
Short-term investments	(5)	0	0	0	0	(5)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	30	0	0	0	0	31	0	0	0
Separate account assets(5)	0	0	(45)	0	0	0	0	(28)	0
Liabilities:
Future policy benefits	1,036	0	0	0	0	1,000	0	0	0
Policyholders’ account balances	222	0	0	0	0	845	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
U.S. states	8	(1)	0	0	0	0	0	0	0	7	(1)
Foreign government	10	(1)	0	(1)	0	0	0	0	0	8	(1)
Corporate securities(3)	5,316	(588)	1,088	(140)	9	(721)	65	106	(1,636)	3,499	(602)
Structured securities(4)	1,986	(318)	625	(22)	0	(349)	(12)	6	(260)	1,656	(319)
Assets supporting experience-rated contractholder liabilities:
Foreign government	0	0	0	0	0	0	0	0	0	0	0
Corporate securities(3)	0	0	0	0	0	0	0	0	0	0	0
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	421	(26)	41	(33)	0	(69)	3	0	(15)	322	(25)
Equity securities	799	5	41	(239)	0	(4)	(20)	73	(2)	653	(18)
Other invested assets	493	(3)	57	(39)	0	(4)	(2)	0	0	502	(3)
Short-term investments	330	(5)	9	0	0	(335)	6	0	(1)	4	(5)
Cash equivalents	70	(1)	7	0	0	(73)	(3)	0	0	0	(2)
Other assets	164	18	10	0	0	(11)	(42)	0	0	139	(43)
Separate account assets(5)	1,283	(237)	181	(111)	0	(43)	0	93	(75)	1,091	(234)
Liabilities:
Future policy benefits	(9,068)	4,918	0	0	(771)	0	(242)	0	0	(5,163)	4,803
Policyholders’ account balances(6)	(1,436)	502	0	0	(808)	0	(2,003)	0	0	(3,745)	1,601
Other liabilities	0	0	0	0	0	0	0	(1)	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(78)	$0	$0	$(837)	$7	$(97)	$0	$0	$(826)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	0	(26)	0	0	0	0	(25)	0	0
Equity securities	0	5	0	0	0	0	(18)	0	0
Other invested assets	(19)	16	0	0	0	(19)	16	0	0
Short-term investments	(5)	0	0	0	0	(5)	0	0	0
Cash equivalents	(1)	0	0	0	0	(2)	0	0	0
Other assets	(49)	0	0	67	0	(43)	0	0	0
Separate account assets(5)	0	0	(237)	0	0	0	0	(234)	0
Liabilities:
Future policy benefits	4,918	0	0	0	0	4,806	(3)	0	0
Policyholders’ account balances	502	0	0	0	0	1,601	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$(15)	$135	$0
U.S. states	9	0	0	0	0	0	(1)	0	0	8	0
Foreign government	10	0	0	0	0	1	(1)	0	0	10	0
Corporate securities(3)	5,528	(67)	496	(12)	18	(374)	(1)	97	(319)	5,366	(82)
Structured securities(4)	874	2	608	0	0	(38)	(1)	130	(488)	1,087	(5)
Assets supporting experience-rated contractholder liabilities:
Foreign government	17	0	0	0	0	0	0	0	(17)	0	0
Corporate securities(3)	549	(3)	1	0	0	(81)	(157)	0	(309)	0	(2)
Structured securities(4)	114	(1)	40	0	0	(9)	0	2	(146)	0	(1)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	1	0	0	0	0	0	(1)	0	0
Other assets:
Fixed maturities, trading	269	12	3	(27)	0	(6)	157	0	(44)	364	11
Equity securities	715	100	8	(66)	0	0	0	0	0	757	73
Other invested assets	393	7	10	(33)	0	(1)	0	0	0	376	8
Short-term investments	445	1	66	0	0	(176)	1	0	(10)	327	0
Cash equivalents	1	0	0	0	0	0	(1)	0	0	0	0
Other assets	190	(23)	3	0	0	5	0	(64)	0	111	(9)
Separate account assets(5)	1,476	(75)	(70)	6	0	0	615	28	(689)	1,291	(2)
Liabilities:
Future policy benefits	(13,579)	385	0	0	(331)	0	0	0	4,295	(9,230)	229
Policyholders’ account balances(6)	(2,690)	(5)	0	0	(83)	0	0	0	1,458	(1,320)	568
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Three Months Ended September 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$(10)	$0	$0	$(59)	$4	$(33)	$0	$0	$(54)
Assets supporting experience-rated contractholder liabilities	0	(5)	0	0	1	0	(3)	0	0
Other assets:
Fixed maturities, trading	0	11	0	0	1	0	11	0	0
Equity securities	0	100	0	0	0	0	73	0	0
Other invested assets	(14)	21	0	0	0	(13)	21	0	0
Short-term investments	1	0	0	0	0	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	(23)	0	0	39	(39)	(9)	0	0	0
Separate account assets(5)	0	0	(75)	0	0	0	0	(2)	0
Liabilities:
Future policy benefits	385	0	0	0	0	229	0	0	0
Policyholders’ account balances	(5)	0	0	0	0	568	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$0	$0	$0	$0	$0	$(15)	$135	$0
U.S. states	4	0	0	0	0	0	4	0	0	8	0
Foreign government	11	0	0	0	0	0	(1)	0	0	10	0
Corporate securities(3)	5,335	(229)	1,183	(33)	38	(868)	0	386	(446)	5,366	(284)
Structured securities(4)	543	31	1,384	(1)	0	(218)	13	441	(1,106)	1,087	5
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	0	0	(2)	0	0	(17)	0	0
Corporate securities(3)	482	5	17	0	0	(109)	(157)	71	(309)	0	(2)
Structured securities(4)	114	(5)	213	0	0	(31)	0	2	(293)	0	(5)
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	1	0	0	(20)	0	0	(1)	0	0
Other assets:
Fixed maturities, trading	243	23	26	(35)	0	(6)	159	0	(46)	364	22
Equity securities	660	157	99	(128)	0	(9)	(23)	36	(35)	757	124
Other invested assets	366	24	34	(47)	0	(1)	0	0	0	376	25
Short-term investments	177	1	519	0	0	(339)	(26)	5	(10)	327	(1)
Cash equivalents	1	(1)	4	0	0	0	(4)	0	0	0	(1)
Other assets	268	(120)	27	0	0	0	0	(64)	0	111	(116)
Separate account assets(5)	1,821	133	79	(21)	0	(12)	0	58	(767)	1,291	124
Liabilities:
Future policy benefits	(18,879)	6,335	0	0	(993)	0	12	0	4,295	(9,230)	5,694
Policyholders’ account balances(6)	(1,914)	(553)	0	0	(311)	0	0	0	1,458	(1,320)	106
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(7)
	(in millions)
Fixed maturities, available-for-sale	$19	$0	$0	$(223)	$6	$(34)	$0	$0	$(245)
Assets supporting experience-rated contractholder liabilities	0	(5)	0	0	5	0	(7)	0	0
Other assets:
Fixed maturities, trading	0	22	0	0	1	0	22	0	0
Equity securities	0	157	0	0	0	0	124	0	0
Other invested assets	1	23	0	0	0	1	24	0	0
Short-term investments	1	0	0	0	0	(1)	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Other assets	(120)	0	0	39	(39)	(116)	0	0	0
Separate account assets(5)	0	0	133	0	0	0	0	124	0
Liabilities:
Future policy benefits	6,335	0	0	0	0	5,694	0	0	0
Policyholders’ account balances	(553)	0	0	0	0	106	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
__________
(1)“Other,” includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities, such as the increase in Policyholders’ account balances for the period ended September 30, 2022, which is driven by embedded derivatives associated with the Company’s reinsurance of index-linked annuity products held by the sold PALAC entity. See Note 1 for additional information.
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

	As of September 30, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets:
Interest Rate	$35	$9,871	$1	$	$9,907
Currency	0	2,750	0		2,750
Credit	0	11	0		11
Currency/Interest Rate	0	6,850	0		6,850
Equity	2	1,854	0		1,856
Other	0	0	0		0
Netting(1)				(19,460)	(19,460)
Total derivative assets	$37	$21,336	$1	$(19,460)	$1,914
Derivative Liabilities:
Interest Rate	$80	$21,299	$1	$	$21,380
Currency	0	3,208	0		3,208
Credit	0	192	0		192
Currency/Interest Rate	0	760	0		760
Equity	49	1,865	0		1,914
Other	0	0	0		0
Netting(1)				(24,251)	(24,251)
Total derivative liabilities	$129	$27,324	$1	$(24,251)	$3,203

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in millions)
Derivative Assets(2):
Interest Rate	$76	$12,086	$1	$	$12,163
Currency	0	1,108	0		1,108
Credit	0	128	0		128
Currency/Interest Rate	0	1,902	0		1,902
Equity	242	1,872	1		2,115
Other	0	0	0		0
Netting(1)				(14,150)	(14,150)
Total derivative assets	$318	$17,096	$2	$(14,150)	$3,266
Derivative Liabilities(2):
Interest Rate	$9	$14,777	$0	$	$14,786
Currency	0	1,316	0		1,316
Credit	0	1	0		1
Currency/Interest Rate	0	409	0		409
Equity	11	3,069	0		3,080
Other	0	0	0		0
Netting(1)				(17,314)	(17,314)
Total derivative liabilities	$20	$19,572	$0	$(17,314)	$2,278
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

	Three Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(2)	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	0	0	0	0	0	0	0	0	0	0	0

	Nine Months Ended September 30, 2022
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
__________
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Gains (Losses):
Mortgage servicing rights(1)	$(1)	$0	$1	$(6)
Investment real estate	$(6)	$0	$(12)	$(9)
Investment in JV/LP	$0	$0	$(75)	$0

	September 30, 2022	December 31, 2021
	(in millions)
Carrying value after measurement as of period end:
Mortgage servicing rights(1)	$77	$75
Investment real estate	$112	$59
Investment in JV/LP	$60	$0
Goodwill(2)	$0	$1,080
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

The following tables present information regarding assets and liabilities where the fair value option has been elected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Commercial mortgage and other loans:
Interest income	$5	$4	$11	$9

	September 30, 2022	December 31, 2021
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$978	$1,263
Aggregate contractual principal as of period end	$971	$1,253
Other assets:
Fair value as of period end	$3	$59
__________
(1)As of September 30, 2022, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Fair Value of Financial Instruments

The tables below present the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position. In some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2022
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,364	$7	$1,371	$1,199
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	45	51,360	51,405	55,918
Policy loans	5	0	9,915	9,920	9,920
Other invested assets	0	0	0	0	0
Short-term investments	683	74	0	757	757
Cash and cash equivalents	9,851	171	0	10,022	10,022
Accrued investment income	0	2,888	0	2,888	2,888
Other assets	49	2,442	600	3,091	3,091
Total assets	$10,588	$6,984	$61,882	$79,454	$83,795
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,413	$33,480	$64,893	$69,037
Securities sold under agreements to repurchase	0	8,223	0	8,223	8,223
Cash collateral for loaned securities	0	5,865	0	5,865	5,865
Short-term debt	0	604	165	769	767
Long-term debt(4)	551	16,880	780	18,211	19,898
Notes issued by consolidated VIEs	0	0	218	218	218
Other liabilities	0	7,896	38	7,934	7,934
Separate account liabilities—investment contracts	0	27,627	26,728	54,355	54,355
Total liabilities	$551	$98,508	$61,409	$160,468	$166,297

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2021(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,794	$9	$1,803	$1,514
Assets supporting experience-rated contractholder liabilities	3	7	0	10	10
Commercial mortgage and other loans	0	64	59,937	60,001	57,403
Policy loans	0	0	10,386	10,386	10,386
Other invested assets	0	81	0	81	81
Short-term investments	972	20	0	992	992
Cash and cash equivalents	7,108	521	0	7,629	7,629
Accrued investment income	0	2,855	0	2,855	2,855
Other assets	47	2,677	39	2,763	2,762
Total assets	$8,130	$8,019	$70,371	$86,520	$83,632
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,550	$38,831	$72,381	$71,290
Securities sold under agreements to repurchase	0	10,185	0	10,185	10,185
Cash collateral for loaned securities	0	4,251	0	4,251	4,251
Short-term debt	0	518	204	722	722
Long-term debt(4)	613	20,414	899	21,926	18,622
Notes issued by consolidated VIEs	0	0	274	274	274
Other liabilities	0	7,053	53	7,106	7,106
Separate account liabilities—investment contracts	0	28,567	24,847	53,414	53,414
Total liabilities	$613	$104,538	$65,108	$170,259	$165,864
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
(3)Excludes notes with fair value of $4,500 million (carrying amount of $4,500 million) and $5,394 million (carrying amount of $4,750 million) as of September 30, 2022 and December 31, 2021, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes notes with fair value of $10,866 million (carrying amount of $10,866 million) and $11,389 million (carrying amount of $10,691 million) as of September 30, 2022 and December 31, 2021, respectively, which have been offset with the associated receivables under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
As of September 30, 2022, the Company recognized a policyholder dividend obligation of $3,502 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of September 30, 2022 was reduced to zero. At December 31, 2021, the Company recognized a policyholder dividend obligation of $4,387 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $3,640 million at December 31, 2021, with a corresponding amount reported in AOCI.

Closed Block liabilities and assets designated to the Closed Block, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Closed Block liabilities
Future policy benefits	$44,615	$45,596
Policyholders’ dividends payable	612	616
Policyholders’ dividend obligation	0	8,027
Policyholders’ account balances	4,634	4,737
Other Closed Block liabilities	2,634	3,107
Total Closed Block liabilities	52,495	62,083
Closed Block assets
Fixed maturities, available-for-sale, at fair value	29,442	38,160
Fixed maturities, trading, at fair value	887	1,137
Equity securities, at fair value	1,599	2,288
Commercial mortgage and other loans	8,070	8,241
Policy loans	3,665	3,815
Other invested assets	4,118	4,358
Short-term investments	137	557
Total investments	47,918	58,556
Cash and cash equivalents	1,076	451
Accrued investment income	423	392
Other Closed Block assets	101	137
Total Closed Block assets	49,518	59,536
Excess of reported Closed Block liabilities over Closed Block assets	2,977	2,547
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(4,113)	3,535
Allocated to policyholder dividend obligation	3,502	(3,640)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,366	$2,442

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2022
(in millions)
Balance, December 31, 2021	$8,027
Impact from earnings allocable to policyholder dividend obligation	(885)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(7,142)
Balance, September 30, 2022	$0

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues
Premiums	$397	$419	$1,247	$1,313
Net investment income	435	654	1,514	1,876
Realized investment gains (losses), net	29	168	69	505
Other income (loss)	(150)	113	(621)	644
Total Closed Block revenues	711	1,354	2,209	4,338
Benefits and Expenses
Policyholders’ benefits	552	599	1,817	1,885
Interest credited to policyholders’ account balances	31	31	91	93
Dividends to policyholders	72	583	55	1,978
General and administrative expenses	76	78	224	236
Total Closed Block benefits and expenses	731	1,291	2,187	4,192
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(20)	63	22	146
Income tax expense (benefit)	(40)	38	(49)	92
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$20	$25	$71	$54

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

The Company’s income tax provision, on a consolidated basis, amounted to an income tax benefit of $(206) million, or 19.4% of income (loss) before income taxes and equity in earnings of operating joint ventures, in the first nine months of 2022, compared to an income tax expense of $1,504 million, or 18.8%, in the first nine months of 2021. The Company’s current and prior effective tax rates differ from the U.S. statutory rate of 21% primarily due to non-taxable investment income, tax credits, foreign earnings taxed at higher rates than the U.S. statutory rate, and the items discussed below.

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations create uncertainty as to whether a U.S. foreign tax credit may be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacts the benefit of the election made pursuant to Internal Revenue Code Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. Based on the Company’s analysis and current interpretation of the Final Regulations, a $23 million tax benefit is reflected as part of the Company’s results for the first nine months of 2022. The Final Regulations are complex and have broad application that may also impact the creditability of taxes paid to other foreign jurisdictions, and their full impact to the Company is still being evaluated.

GILTI High Tax Exclusion. On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which allows an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates, including Japan, there are differences between

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, the Company’s Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI; therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this annual exclusion. The Company anticipates making the high-tax exception election for the 2021 and 2022 tax years and reflected the impact of the election in its full year projected effective tax rate used to calculate year-to-date taxes for the first nine months of 2021 and 2022.

Regulatory Developments

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). One of the most significant provisions of the Inflation Reduction Act is a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later. This provision is effective in taxable years beginning after December 31, 2022, and therefore does not impact the Company’s current effective tax rate. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of the Company’s GAAP income to the Company’s taxable income.

9. SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt as of the dates indicated:

	September 30, 2022	December 31, 2021
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	403	395
Subtotal commercial paper	428	420
Current portion of long-term debt:
Senior Notes	173	0
Mortgage debt	155	197
Surplus notes subject to set-off arrangements(1)	500	500
Subtotal current portion of long-term debt	828	697
Other(2)	11	105
Subtotal	1,267	1,222
Less: assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$767	$722
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$156	$150
Daily average commercial paper outstanding for the quarter ended	$1,046	$1,414
Weighted average maturity of outstanding commercial paper, in days	11	16
Weighted average interest rate on outstanding commercial paper	2.96%	0.08%
_________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in short-term debt.
(2)Includes $11 million and $7 million drawn on a revolving line of credit held by a subsidiary, and a $0 million and $98 million bridge loan at September 30, 2022 and December 31, 2021, respectively.
(3)Includes Prudential Financial debt of $25 million at both September 30, 2022 and December 31, 2021.

Prudential Financial and certain subsidiaries have access to external sources of liquidity, including membership in the Federal Home Loan Bank of New York (“FHLBNY”), commercial paper programs and contingent financing facilities in the form of a put option agreement and facility agreement. In August 2022, PICA issued $1.0 billion in funding agreements under the FHLBNY facility at a rate of 3.700% due in August 2029. As of September 30, 2022, $2.0 billion of funding agreements remain outstanding under this facility. These funding agreements are reflected as “Policyholders’ account balances” on the Unaudited Interim Consolidated Statements of Financial Position and as such are not included in the table above. The Company

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
also maintains syndicated, unsecured committed credit facilities as an alternative source of liquidity. At September 30, 2022, no amounts were drawn on these syndicated, unsecured committed credit facilities. For additional information on these sources of liquidity, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Long-term Debt

The table below presents the Company’s long-term debt as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
Fixed-rate obligations:
Surplus notes	$345	$344
Surplus notes subject to set-off arrangements(1)	8,036	7,861
Senior notes	10,115	10,282
Mortgage debt	24	24
Floating-rate obligations:
Line of credit	300	300
Surplus notes subject to set-off arrangements(1)	2,330	2,330
Mortgage debt(2)	27	54
Junior subordinated notes(3)	9,087	7,618
Subtotal	30,264	28,813
Less: assets under set-off arrangements(1)	10,366	10,191
Total long-term debt(4)	$19,898	$18,622
 __________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes included in long-term debt.
(2)Includes $27 million and $29 million of debt denominated in foreign currency at September 30, 2022 and December 31, 2021, respectively.
(3)Includes Prudential Financial debt of $9,044 million and $7,564 million at September 30, 2022 and December 31, 2021, respectively. Also includes subsidiary debt of $43 million and $54 million denominated in foreign currency at September 30, 2022 and December 31, 2021, respectively.
(4)Includes Prudential Financial debt of $19,159 million and $17,673 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, the Company was in compliance with all debt covenants related to the borrowings in the table above.

Junior Subordinated Notes

In February 2022, the Company issued $1.0 billion in aggregate principal amount of 5.125% fixed-to-fixed reset rate junior subordinated notes due in March 2052. In August 2022, the Company issued $1.2 billion in aggregate principal amount of 6.00% fixed-to-fixed reset rate junior subordinated notes due in September 2052 and $300 million in aggregate principal amount of 5.95% junior subordinated notes due in September 2062. In September 2022, the Company redeemed, in full, $1.0 billion in aggregate principal amount of 5.875% fixed to floating rate junior subordinated notes due in 2042.

Mortgage Debt

In January 2022, a new yen-denominated non-recourse mortgage loan program was established by the Company’s Gibraltar Life Insurance Company Ltd. subsidiary. The loan program has an authorized capacity of ¥20 billion that can be increased to ¥46.7 billion and a term of 10 years that can be extended. As of September 30, 2022, $27 million (¥4 billion) in mortgage debt was outstanding under the loan program.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$65	$82	$3	$7
Interest cost	111	91	14	12
Expected return on plan assets	(218)	(206)	(25)	(26)
Amortization of prior service cost	(1)	(1)	(2)	2
Amortization of actuarial (gain) loss, net	37	61	2	4
Settlements	2	1	0	0
Curtailments	0	0	0	0
Special termination benefits	0	0	0	0
Net periodic (benefit) cost	$(4)	$28	$(8)	$(1)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$211	$247	$10	$20
Interest cost	320	273	41	36
Expected return on plan assets	(649)	(618)	(77)	(76)
Amortization of prior service cost	(1)	$(3)	(6)	5
Amortization of actuarial (gain) loss, net	124	$184	5	12
Settlements	3	3	0	0
Curtailments(1)	0	0	(8)	0
Special termination benefits(2)(3)	4	1	4	0
Net periodic (benefit) cost	$12	$87	$(31)	$(3)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
11. EQUITY

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

	Common Stock
	Issued	Held In Treasury	Outstanding
	(in millions)
Balance, December 31, 2021	666.3	290.0	376.3
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	10.8	(10.8)
Stock-based compensation programs(1)	0.0	(3.6)	3.6
Balance, September 30, 2022	666.3	297.2	369.1
__________
(1)Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.

In November 2021, Prudential Financial’s Board of Directors (the “Board”) authorized the Company to repurchase at management’s discretion up to $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022. As of September 30, 2022, 10.8 million shares of the Company’s Common Stock were repurchased under this authorization at a total cost of $1,125 million.

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

Dividends declared per share of Common Stock are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per share of Common Stock	$1.20	$1.15	$3.60	$3.45

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Consolidated Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2022 and 2021, are as follows:

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2021	$(1,150)	$24,987	$(2,513)	$21,324
Change in OCI before reclassifications	(1,947)	(52,818)	383	(54,382)
Amounts reclassified from AOCI	21	126	122	269
Income tax benefit (expense)	(71)	12,102	(116)	11,915
Balance, September 30, 2022	$(3,147)	$(15,603)	$(2,124)	$(20,874)

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2020	$52	$34,065	$(3,379)	$30,738
Change in OCI before reclassifications	(816)	(8,331)	41	(9,106)
Amounts reclassified from AOCI	(64)	(2,184)	198	(2,050)
Income tax benefit (expense)	(63)	2,374	(57)	2,254
Balance, September 30, 2021	$(891)	$25,924	$(3,197)	$21,836

__________
(1)Includes cash flow hedges of $4,099 million and $1,019 million as of September 30, 2022 and December 31, 2021, respectively, and $867 million and $(168) million as of September 30, 2021 and December 31, 2020, respectively, and fair value hedges of $(47) million and $(35) million as of September 30, 2022 and December 31, 2021, respectively, and $(29) million and $10 million as of September 30, 2021 and December 31, 2020, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in Consolidated Statements of Operations
	2022	2021	2022	2021
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustments	$(12)	$1	$(21)	$1	Realized investment gains (losses), net
Foreign currency translation adjustments	0	0	0	63	Other income (loss)
Total foreign currency translation adjustment	(12)	1	(21)	64
Net unrealized investment gains (losses):
Cash flow hedges—Interest rate	2	(7)	(3)	7	(3)
Cash flow hedges—Currency	6	(1)	10	(4)	(3)
Cash flow hedges—Currency/Interest rate	383	230	1,040	435	(3)
Fair value hedges—Currency	(1)	(1)	(3)	(4)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(113)	221	(1,170)	1,750	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	277	442	(126)	2,184	(4)
Amortization of defined benefit items:
Prior service cost	3	(1)	7	(2)	(5)
Actuarial gain (loss)	(39)	(65)	(129)	(196)	(5)
Total amortization of defined benefit items	(36)	(66)	(122)	(198)
Total reclassifications for the period	$229	$377	$(269)	$2,050
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2021	$23	$40,444	$(543)	$(3,271)	$(3,657)	$(8,009)	$24,987
Net investment gains (losses) on investments arising during the period	(95)	(66,420)				15,092	(51,423)
Reclassification adjustment for (gains) losses included in net income	14	112				(29)	97
Reclassification due to allowance for credit losses recorded during the period	0	0				0	0
Impact of net unrealized investment (gains) losses			277	6,268	7,152	(2,961)	10,736
Balance, September 30, 2022	$(58)	$(25,864)	$(266)	$2,997	$3,495	$4,093	$(15,603)
__________
(1)Includes cash flow and fair value hedges. See Note 5 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
12. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the periods indicated is as follows:

	Three Months Ended September 30,
	2022			2021
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(290)			$1,565
Less: Income (loss) attributable to noncontrolling interests	(6)			35
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	6			24
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(290)	371.0	$(0.78)	$1,506	383.8	$3.92
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$6			$24
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	6			23
Stock options		0.0			0.8
Deferred and long-term compensation programs		0.0			2.2
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(290)	371.0	$(0.78)	$1,507	386.8	$3.90
__________
(1)For the three months ended September 30, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the three months ended September 30, 2022, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2022			2021
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(906)			$6,552
Less: Income (loss) attributable to noncontrolling interests	(26)			36
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	19			99
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(899)	373.8	$(2.41)	$6,417	390.4	$16.44
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$19			$99
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	19			98
Stock options		0.0			0.7
Deferred and long-term compensation programs		0.0			2.1
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(899)	373.8	$(2.41)	$6,418	393.2	$16.32
__________
(1)For the nine months ended September 30, 2022, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the nine months ended September 30, 2022, all potential stock options and compensation programs were considered antidilutive.

Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the three months ended September 30, 2022 and 2021, as applicable, were based on 4.9 million and 5.7 million of such awards, respectively, and for the nine months ended September 30, 2022 and 2021, as applicable, were based on 5.0 million and 5.9 million of such awards, respectively, weighted for the period they were outstanding.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2022		2021
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.7	$107.30	0.9	$106.99
Antidilutive stock options due to net loss available to holders of Common Stock	0.3		0.0
Antidilutive shares based on application of the treasury stock method	0.0		0.0
Antidilutive shares due to net loss available to holders of Common Stock	1.8		0.0
Total antidilutive stock options and shares	2.8		0.9

	Nine Months Ended September 30,
	2022		2021
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.5	$107.95	1.3	$101.78
Antidilutive stock options due to net loss available to holders of Common Stock	0.5		0.0
Antidilutive shares based on application of the treasury stock method	0.1		0.0
Antidilutive shares due to net loss available to holders of Common Stock	2.1		0.0
Total antidilutive stock options and shares	3.2		1.3

13. SEGMENT INFORMATION

Segments

In October 2021, we announced the creation of Retirement Strategies, a new U.S. business that would serve the retirement needs of both our institutional and individual customers by bringing the institutional investment and pension solutions offered through our Retirement business together with the financial solutions and capabilities of our Individual Annuities business. Commencing with the second quarter of 2022, this new structure has been fully operationalized; therefore, the results of our former Retirement segment (now known as the “Institutional Retirement Strategies” operating segment) and our former Individual Annuities segment (now known as the “Individual Retirement Strategies” operating segment) have been aggregated into the Retirement Strategies segment. Prior periods have been updated to conform to this new presentation.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

As discussed in Note 1, during the second quarter of 2022 the Company recorded out of period adjustments within the Individual Life business resulting in an aggregate net benefit of $125 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the second quarter of 2022. These adjustments resulted in an aggregate $310 million benefit to the Company’s pre-tax adjusted operating income for the second quarter of 2022, reflected within the Individual Life segment.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reconciliation of adjusted operating income to net income (loss)

The table below reconciles “Adjusted operating income before income taxes” to “Income (loss) before income taxes and equity in earnings of operating joint ventures”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$219	$327	$613	$1,293
U.S. Businesses:
Institutional Retirement Strategies	233	571	1,199	1,635
Individual Retirement Strategies	445	499	2,222	1,415
Retirement Strategies(1)	678	1,070	3,421	3,050
Group Insurance	27	(135)	(31)	(250)
Individual Life	41	210	(1,233)	312
Assurance IQ	(44)	(55)	(142)	(132)
Total U.S. Businesses	702	1,090	2,015	2,980
International Businesses	430	887	1,786	2,561
Corporate and Other	(325)	(460)	(950)	(1,118)
Total segment adjusted operating income before income taxes	1,026	1,844	3,464	5,716
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,455)	116	(4,610)	1,765
Charges related to realized investment gains (losses), net	(9)	(18)	(564)	(254)
Market experience updates	133	(199)	658	330
Divested and Run-off Businesses:
Closed Block division	(24)	27	12	92
Other Divested and Run-off Businesses	(76)	48	27	432
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(22)	(3)	(23)	(53)
Other adjustments(2)	(10)	(9)	(27)	(35)
Income (loss) before income taxes and equity in earnings of operating joint ventures per Unaudited Interim Consolidated Financial Statements	$(437)	$1,806	$(1,063)	$7,993
________
(1)The Retirement Strategies segment’s results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)Includes components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

Reconciliation of select financial information

The tables below present certain financial information for the Company’s segments and its Corporate and Other operations, including assets by segment and revenues by segment on an adjusted operating income basis, and the reconciliation of the segment totals to amounts reported in the Unaudited Interim Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2022	December 31, 2021
	(in millions)
Assets by segment:
PGIM	$49,944	$53,566
U.S. Businesses:
Institutional Retirement Strategies	107,738	114,016
Individual Retirement Strategies	126,068	201,273
Retirement Strategies(1)	233,806	315,289
Group Insurance	37,521	43,286
Individual Life	98,369	118,237
Assurance IQ	1,577	1,788
Total U.S. Businesses	371,273	478,600
International Businesses	178,848	222,736
Corporate and Other(1)	27,796	122,701
Closed Block division	49,895	59,979
Total assets per Unaudited Interim Consolidated Financial Statements	$677,756	$937,582
________
(1)Certain assets were classified as “held-for-sale” as of December 31, 2021. See Note 1 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues on an adjusted operating income basis:
PGIM	$907	$1,072	$2,662	$3,395
U.S. Businesses:
Institutional Retirement Strategies	11,566	8,386	17,003	12,658
Individual Retirement Strategies	1,067	1,260	4,258	3,687
Retirement Strategies	12,633	9,646	21,261	16,345
Group Insurance	1,527	1,553	4,567	4,627
Individual Life	1,623	1,839	5,388	5,090
Assurance IQ	99	110	285	331
Total U.S. Businesses	15,882	13,148	31,501	26,393
International Businesses	4,858	5,618	15,320	16,642
Corporate and Other	(36)	(175)	(441)	(393)
Total revenues on an adjusted operating income basis	21,611	19,663	49,042	46,037
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,478)	178	(4,780)	2,070
Charges related to realized investment gains (losses), net	(39)	(59)	(174)	(178)
Market experience updates	118	(56)	466	158
Divested and Run-off Businesses:
Closed Block division	711	1,321	2,205	4,299
Other Divested and Run-off Businesses	(427)	617	(60)	2,196
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(16)	(23)	17	(72)
Total revenues per Unaudited Interim Consolidated Financial Statements	$20,480	$21,641	$46,716	$54,510

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
PGIM segment intersegment revenues	$199	$248	$631	$697

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Asset-based management fees	$820	$1,047	$2,642	$3,058
Performance-based incentive fees	15	19	25	70
Other fees	131	163	419	475
Total asset management and service fees	$966	$1,229	$3,086	$3,603

14. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	September 30, 2022	December 31, 2021
	(in millions)
Total outstanding mortgage loan commitments(1)	$2,713	$2,300
Portion of commitment where prearrangement to sell to investor exists	$1,293	$1,102
__________
(1)Includes commitments of $21 million related to held-for-sale operations as of December 31, 2021. See Note 1 for additional information.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both September 30, 2022 and December 31, 2021. The change in allowance is $0 million for both the three months ended September 30, 2022 and 2021, respectively, and $0 million for both the nine months ended September 30, 2022 and 2021, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	September 30, 2022	December 31, 2021
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$9,477	$10,347
Expected to be funded from separate accounts	$187	$236
__________
(1)Includes commitments of $118 million related to held-for-sale operations as of December 31, 2021. See Note 1 for additional information.

The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2022 or 2021.

 Indemnification of Securities Lending and Securities Repurchase Transactions

	September 30, 2022	December 31, 2021
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$6,531	$6,499
Fair value of related collateral associated with above indemnifications(2)	$6,691	$6,635
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $19 million and $30 million related to securities repurchase transactions as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes $18 million and $29 million related to securities repurchase transactions as of September 30, 2022 and December 31, 2021, respectively.

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

Guarantees of Asset Values

	September 30, 2022	December 31, 2021
	(in millions)
Guaranteed value of third-parties’ assets	$85,149	$81,984
Fair value of collateral supporting these assets	$80,009	$83,609
Asset (liability) associated with guarantee, carried at fair value	$1	$1

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Unaudited Interim Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Indemnification of Serviced Mortgage Loans

	September 30, 2022	December 31, 2021
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,876	$2,930
First-loss exposure portion of above	$836	$854
Accrued liability associated with guarantees(1)	$32	$41
__________
(1)The accrued liability associated with guarantees includes an allowance for credit losses of $16 million and $20 million as of September 30, 2022 and December 31, 2021, respectively. The change in allowance is a reduction of $1 million and an increase of $1 million for the three months ended September 30, 2022, and 2021, respectively, and a reduction of $4 million and $0 million for the nine months ended September 30, 2022 and 2021, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $22,968 million and $22,963 million of mortgages subject to these loss-sharing arrangements as of September 30, 2022 and December 31, 2021, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of September 30, 2022, these mortgages had a weighted-average debt service coverage ratio of 1.99 times and a weighted-average loan-to-value ratio of 62%. As of December 31, 2021, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 63%. The Company had no losses related to indemnifications that were settled for the nine months ended September 30, 2022 and $2 million of losses for the nine months ended September 30, 2021.

Other Guarantees

	September 30, 2022	December 31, 2021
	(in millions)
Other guarantees where amount can be determined	$56	$47
Accrued liability for other guarantees and indemnifications	$33	$34

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
The contingent consideration liability is reported at fair value, which is determined based on the present value of expected payments under the arrangement, using an internally-developed option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of September 30, 2022 and December 31, 2021.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)
Other Matters

Cho v. PICA, et al.

In August 2022, the court: (i) dismissed, with prejudice, the breach of the fiduciary duty of loyalty and prohibited transaction claims based on the inclusion of Prudential-affiliated funds in the Plan’s investment options; (ii) dismissed, without prejudice, the breach of fiduciary duty claims based on certain alleged underperforming Plan funds; and (iii) denied the motion to dismiss plaintiffs’ claims for breach of the fiduciary duties of prudence and to monitor other fiduciaries, based on alleged delays in removing other alleged underperforming funds.

In September 2022, plaintiff filed a third amended complaint asserting claims for breach of duty of prudence and to monitor fiduciaries, and in October 2022, defendants filed their answer to the third amended complaint.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial, Inc. (“Prudential,” “Prudential Financial,” “PFI,” or “the Company”) as of September 30, 2022, compared with December 31, 2021, and its consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements,” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial, a financial services leader with approximately $1.350 trillion of assets under management as of September 30, 2022, has operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

In October 2021, we announced the creation of Retirement Strategies, a new U.S. business that would serve the retirement needs of both our institutional and individual customers by bringing the institutional investment and pension solutions offered through our Retirement business together with the financial solutions and capabilities of our Individual Annuities business. Commencing with the second quarter of 2022, this new structure has been fully operationalized; therefore, the results of our former Retirement segment (now known as the “Institutional Retirement Strategies” operating segment) and our former Individual Annuities segment (now known as the “Individual Retirement Strategies” operating segment) have been aggregated into the Retirement Strategies segment. Prior periods have been updated to conform to this new presentation.

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

In order to further increase our competitive advantage, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will also help us realize improved margins. In 2019, we launched programs in pursuit of these objectives that have resulted and will continue to result in multi-year investments in technology, systems and employee reskilling, as well as severance and related charges. For the three and nine months ended September 30, 2022, we incurred approximately $39 million and $102 million of costs, respectively, in connection with these programs. We expect these programs will generate significant expense efficiencies over several years that will mitigate the impact from increases in other expenses due to inflation and business growth initiatives. For the three months and nine months ended September 30, 2022, the Company estimates that these programs generated cost savings of approximately $182 million and $526 million, respectively, and, as of September 30, 2022, we have exceeded $750 million of annual run-rate cost savings, more than one year ahead of our targeted date.

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

International Businesses:

Our Japanese operations have experienced an elevated level of COVID-19 claims through the first nine months of 2022 due to the continued spread of the virus, including a significant increase in incidence in the third quarter. Most of these claims relate to regulatory guidance that extends hospitalization benefits for at-home recoveries from COVID-19; however, a recent industry-wide revision, effective in late September, now limits these benefits to only certain high-risk individuals. Additionally, we continued to experience modest disruptions to sales and agent recruiting in Japan. The situation remains fluid and COVID-19 might impact future claims, sales and recruiting. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses.

•Results of Operations. See “—Results of Operations” and “—Results of Operations by Segment” for a discussion of results for the third quarter and the first nine months of 2022.

•Investment Portfolio. Credit migration and defaults were low in 2021 and have remained limited in 2022. We continue to monitor our portfolio for potential credit issues and opportunities as part of our overall portfolio and risk management process.

•Sales and Flows. See “—Segment Results of Operations” for a discussion of sales and flows in each of our segments.

•Underwriting. Throughout the pandemic, COVID-19 had a significant net negative impact on our underwriting results, reflecting unfavorable mortality and morbidity impacts in our Group Insurance, Individual Life and International businesses, partially offset by favorable mortality impacts in the Institutional portion of our Retirement Strategies business. Beginning with the third quarter of 2022, the Company has embedded COVID-19 considerations within its best estimate assumptions of future expected mortality impacts for its applicable businesses. The ultimate impact on our underwriting results, however, will continue to depend on various factors including: an insured’s age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential for further mutation; and the ongoing acceptance and efficacy of the vaccines and other therapeutics.

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

As of September 30, 2022, the COVID-19 pandemic has not reached the most severe levels of financial impacts included in the Company’s stress testing. In addition, the net mortality impact of COVID-19 has been moderated by the balance between our mortality exposure (such as in our Individual Life and Group Insurance businesses) and our offsetting longevity exposure (such as in our Institutional Retirement Strategies business), and is influenced by the age distribution of U.S. COVID-19 mortality. The future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations.

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

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements. In March 2022, our offices were reopened to employees and most of our workforce has adopted a hybrid work arrangement.

We believe all of our businesses can sustain long-term hybrid or fully remote work arrangements while ensuring that critical business operations are sustained. In addition, we are managing COVID-19 related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

Regulatory Developments

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). Among other provisions, the Inflation Reduction Act imposes (1) a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any three-year period ending with 2022 or later; and (2) a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. Both provisions are effective in taxable years beginning after December 31, 2022. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income.

Current Market Conditions

Geopolitical risk, rapidly rising interest rates and significant equity market declines, as we have seen this year, among other factors, adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. The statutory capital of certain of our insurance subsidiaries will also be negatively affected by increased reserve requirements due to our annual update of actuarial assumptions and other refinements, particularly in our Individual Life business, and may be negatively affected by asymmetrical and non-economic statutory accounting impacts from rising rates. As we navigate through the current environment, we may take actions consistent with our risk and capital frameworks, as necessary, to preserve our liquidity and capital positions. Such actions may include, among other things, accessing off-balance sheet resources and/or suspending our share repurchase program.

Impact of Changes in the Interest Rate Environment

As a global financial services company, market interest rates are a key driver of our liquidity and capital positions, cash flows, results of operations and financial position. Changes in interest rates can affect these in several ways, including favorable or adverse impacts to:
•investment-related activity, including: investment income returns, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;
•the valuation of fixed income investments and derivative instruments;
•collateral posting requirements, hedging costs and other risk mitigation activities;

•customer account values and assets under management, including their impacts on fee-related income;
•insurance reserve levels, market experience true-ups and amortization of both deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”);
•policyholder behavior, including surrender or withdrawal activity;
•product offerings, design features, crediting rates and sales mix; and
•the fair value of, and possible impairments on, intangible assets such as goodwill.

See “—Current Market Conditions” above, for how rapidly rising interest rates, among other factors, adversely impact the Company’s financial results.

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

See below for a discussion of the current interest rate environment and its impact to net investment spread in our U.S. and Japanese operations along with the composition of their insurance liabilities and policyholder account balances.

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels in recent years, rates have increased throughout 2022 and our average reinvestment yield is generally now exceeding our current average portfolio yield.

In order to manage the impacts that changes in interest rates have on our net investment spread, we employ a proactive asset/liability management program, which includes strategic asset allocation and hedging strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset/liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset/liability management process has permitted us to manage the interest rate risk associated with our products through several market cycles. Our interest rate exposure is also mitigated by our business mix, which includes lines of business for which fee-based and insurance underwriting earnings play a more prominent role in product profitability. We also regularly examine our product offerings and their profitability. As a result, we may reprice certain products and discontinue sales of other products that do not meet our profit expectations.

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $169 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of September 30, 2022, with an average portfolio yield of approximately 4.1%. For the portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.4% of the fixed maturity security and commercial mortgage loan portfolios through 2023.

Included in the $169 billion of fixed maturity securities and commercial mortgage loans are approximately $133 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $133 billion, approximately 54% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of September 30, 2022
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$146
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	2
Total	$184

The $146 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

The $36 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of September 30, 2022, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$1.0	$0.8	$0.1	$0.0	$0.0	$1.9
1.00% - 1.99%	1.3	0.1	0.0	0.8	2.5	4.7
2.00% - 2.99%	1.1	0.0	1.6	1.5	2.9	7.1
3.00% - 4.00%	18.8	0.0	1.8	0.5	0.1	21.2
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$23.0	$0.9	$3.5	$2.8	$5.5	$35.7
Percentage of total	64%	3%	10%	8%	15%	100%
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

Closed Block Division

Substantially all of the $48 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information on the Closed Block.

Japanese Operations

Japan has experienced a low interest rate environment for many years and, in recent years, the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds.

In order to manage, to the extent possible, the impact that the current interest rate environment has on our net investment spread, our Japanese operations employ a proactive asset/liability management program. In conjunction with this program, we have not purchased negative yielding assets to support the portfolio and we continue to purchase long-term bonds with tenors of 30 years or greater. We also regularly examine our product offerings and their profitability. As a result, we may reprice certain products, adjust commissions for certain products and discontinue sales of other products that do not meet our profit expectations. Additionally, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further manage any impacts from changes in the interest rate environment. Our Japanese operations have continued to invest in U.S. dollar-denominated assets supporting our U.S. product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For additional information on sales within these operations, see “—International Businesses—Sales Results,” below.

The portion of the general account supporting our Japanese operations has approximately $148 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of September 30, 2022, with an average portfolio yield of approximately 3.5%. For the portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 5% of the fixed maturity security and commercial mortgage loan portfolios through 2023.

Included in the $148 billion of fixed maturity securities and commercial mortgage loans are approximately $17 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $17 billion, approximately 7% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of September 30, 2022
(in billions)
Insurance products with fixed and guaranteed terms	$123
Contracts with a market value adjustment if invested amount is not held to maturity	24
Contracts with adjustable crediting rates subject to guaranteed minimums	9
Total	$156

The $123 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $24 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $9 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues	$20,480	$21,641	$46,716	$54,510
Benefits and expenses	20,917	19,835	47,779	46,517
Income (loss) before income taxes and equity in earnings of operating joint ventures	(437)	1,806	(1,063)	7,993
Income tax expense (benefit)	(148)	259	(206)	1,504
Income (loss) before equity in earnings of operating joint ventures	(289)	1,547	(857)	6,489
Equity in earnings of operating joint ventures, net of taxes	(1)	18	(49)	63
Net income (loss)	(290)	1,565	(906)	6,552
Less: Income attributable to noncontrolling interests	(6)	35	(26)	36
Net income (loss) attributable to Prudential Financial, Inc.	$(284)	$1,530	$(880)	$6,516

Three Month Comparison. The $1,814 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the third quarter of 2022 compared to the third quarter of 2021 reflected the following notable items on a pre-tax basis:

•$1,421 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments for PFI, excluding the impact of the hedging program associated with certain variable annuities (see “General Account Investments” for additional information); and
•$818 million unfavorable variance from lower adjusted operating income from our business segments (see “Segment Results of Operations” for additional information).

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $407 million favorable variance from income taxes reflecting the decrease in pre-tax earnings.

Nine Month Comparison. The $7,396 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” for the first nine months of 2022 compared to the first nine months of 2021 reflected the following notable items on a pre-tax basis:

•$5,917 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments for PFI, excluding the impact of the hedging program associated with certain variable annuities;
•$2,252 million unfavorable variance from lower adjusted operating income from our business segments, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements, primarily within the Individual Life business, and the absence of a gain from the sale of the Company’s 35% ownership stake in Pramerica SGR recorded in the prior year period, partially offset by a gain from the sale of PALAC;
•$768 million unfavorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities; and
•$485 million unfavorable variance reflecting lower results from our Divested and Run-off Businesses in the current year period, partially offset by a gain from the sale of our Full Service Retirement business.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $1,710 million favorable variance from income taxes reflecting the decrease in pre-tax earnings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$219	$327	$613	$1,293
U.S. Businesses:
Retirement Strategies	678	1,070	3,421	3,050
Group Insurance	27	(135)	(31)	(250)
Individual Life	41	210	(1,233)	312
Assurance IQ	(44)	(55)	(142)	(132)
Total U.S. Businesses	702	1,090	2,015	2,980
International Businesses	430	887	1,786	2,561
Corporate and Other	(325)	(460)	(950)	(1,118)
Total segment adjusted operating income before income taxes	1,026	1,844	3,464	5,716
Reconciling items:
Realized investment gains (losses), net, and related adjustments(1)	(1,455)	116	(4,610)	1,765
Charges related to realized investment gains (losses), net(2)	(9)	(18)	(564)	(254)
Market experience updates	133	(199)	658	330
Divested and Run-off Businesses(3):
Closed Block division	(24)	27	12	92
Other Divested and Run-off Businesses	(76)	48	27	432
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(4)	(22)	(3)	(23)	(53)
Other adjustments(5)	(10)	(9)	(27)	(35)
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(437)	$1,806	$(1,063)	$7,993
__________
(1)See “—General Account Investments” and Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information.
(2)Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves (“URR”).
(3)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind-down, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.
(4)Equity in earnings of operating joint ventures is included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of operating joint ventures” as it is reflected on an after-tax U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on a U.S. GAAP basis as a separate line in the Unaudited Interim Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(5)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

Segment results for the period presented above reflect the following:

PGIM. Results for the third quarter of 2022 decreased in comparison to the prior year period, primarily reflecting lower net asset management fees and higher operating and compensation expenses. Results for the first nine months of 2022 decreased in comparison to the prior year period, primarily reflecting the absence of a gain in the prior year period from the sale of our 35% ownership stake in Pramerica SGR, lower net other related revenues, higher operating and compensation expenses, and lower net asset management fees.

Retirement Strategies. Results for the third quarter of 2022 decreased in comparison to the prior year period, primarily driven by lower net investment spread results. Results for the first nine months of 2022 increased in comparison to the prior year period, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by a gain from the sale of PALAC, market value gains on a strategic investment and lower expenses, partially offset by lower fee income, net of distribution expenses and other associated costs, and lower net investment spread results.

Group Insurance. Results for the third quarter of 2022 increased in comparison to the prior year period, driven by higher underwriting results. Results for the first nine months of 2022 increased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, driven by higher underwriting results, partially offset by lower net investment spread results.

Individual Life. Results for the third quarter of 2022 decreased in comparison to the prior year period, driven by lower net investment spread results. Results for the first nine months of 2022 decreased in comparison to the prior year period, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily driven by lower net investment spread results, partially offset by higher underwriting results.

Assurance IQ. Results for the third quarter of 2022 increased in comparison to the prior year period, primarily reflecting an increase in the Medicare line. Results for the first nine months of 2022 decreased in comparison to the prior year period, primarily reflecting an unfavorable net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by an increase in the Medicare line, partially offset by a decrease in the Health Under 65 line.

International Businesses. Results for the third quarter of 2022 decreased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates, primarily driven by lower underwriting results and lower net investment spread results. Results for the first nine months of 2022 decreased in comparison to the prior year period, inclusive of an unfavorable net impact from foreign currency exchange rates and an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results decreased, primarily driven by lower net investment spread results, lower underwriting results and lower earnings from joint venture investments.

Corporate and Other. Results for the third quarter and for the first nine months of 2022 reflected decreased losses in comparison to the prior year periods, primarily driven by lower net charges from other corporate activities and favorable pension and employee benefit results.

Closed Block Division. Results for both the third quarter and the first nine months of 2022 decreased in comparison to the prior year periods, primarily driven by lower net investment activity results, partially offset by a reduction in the policyholder dividend obligation.

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

	September 30, 2022	December 31, 2021
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets held in yen-based entities(1)	$9.2	$9.5
Dual currency and synthetic dual currency investments(2)	0.4	0.5
Total foreign currency hedges	$9.6	$10.0
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $69.8 billion and $74.3 billion as of September 30, 2022 and December 31, 2021, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(42)	$6	$(58)	$7
PGIM	5	0	8	(1)
Impact of intercompany arrangements(1)	(37)	6	(50)	6
Corporate and Other:
Impact of intercompany arrangements(1)	37	(6)	50	(6)
Settlement gains (losses) on forward currency contracts(2)	6	7	28	21
Net benefit (detriment) to Corporate and Other	43	1	78	15
Net impact on consolidated revenues and adjusted operating income	$6	$7	$28	$21
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of September 30, 2022 and 2021, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.8 billion and $0.8 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.7 billion and $2.0 billion as of September 30, 2022 and December 31, 2021, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 2% of the $1.7 billion balance as of September 30, 2022 will be recognized throughout the remainder of 2022, approximately 8% will be recognized in 2023, and the remaining balance will be recognized from 2024 through 2051.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2022, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 8.3% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 3.6% near-term mean reversion equity expected rate of return.

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on its Consolidated Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in a decrease to “Retained earnings” of approximately $2 billion to $3 billion primarily from reclassifying the cumulative effect of changes in non-performance risk from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) and other changes in reserves, and will result in a decrease to AOCI of approximately $40 billion to $45 billion primarily from remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of June 30, 2022, the estimated impacts amounted to a decrease to “Retained earnings” of approximately $2 billion to $3 billion and an increase to AOCI of approximately $3 billion to $8 billion, respectively. The changes in the estimates from January 1, 2021 to June 30, 2022 are primarily due to the increases in interest rates during 2021 and 2022. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Consolidated Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Results of Operations by Segment

PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating results(1):
Revenues(2)	$907	$1,072	$2,662	$3,395
Expenses	688	745	2,049	2,102
Adjusted operating income	219	327	613	1,293
Realized investment gains (losses), net, and related adjustments	(1)	2	(6)	(1)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(6)	38	(13)	35
Other adjustments(3)	(7)	(2)	(15)	(2)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$205	$365	$579	$1,325
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
(2)Revenues for the nine months ended September 30, 2021 include a $378 million pre-tax gain related to the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy.
(3)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $108 million, primarily reflecting lower asset management fees, net of related expenses, and an increase in operating and compensation expenses.

Nine Month Comparison. Adjusted operating income decreased $680 million, reflecting a decrease in service distribution and other revenues, driven by the absence of a gain in the prior year period from the sale of our Pramerica SGR joint venture, lower other related revenues, net of related expenses, and higher operating and compensation expenses. Also contributing to the decrease were lower asset management fees, net of related expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$364	$366	$1,084	$1,063
Retail customers(1)	256	332	831	941
General account	122	149	392	441
Total asset management fees	742	847	2,307	2,445
Other related revenues by source:
Incentive fees	16	26	26	77
Transaction fees	2	5	11	14
Seed and co-investments	17	8	(22)	46
Commercial mortgage(2)	45	53	101	123
Total other related revenues	80	92	116	260
Service, distribution and other revenues(3)	85	133	239	690
Total revenues	$907	$1,072	$2,662	$3,395
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
(3)Results for the nine months ended September 30, 2021 include a $378 million pre-tax gain related to the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy.

Three Month Comparison. Revenues decreased $165 million, primarily driven by lower asset management fees due to a decrease in average assets under management, driven by market depreciation reflecting higher interest rates and credit spreads, as well as unfavorable equity markets. Service, distribution and other revenues decreased primarily reflecting lower revenues from certain consolidated funds (which were fully offset by lower variable expenses related to noncontrolling interests in these funds).

Expenses decreased $57 million, primarily reflecting lower variable expenses associated with a decrease in overall segment earnings and lower revenues from certain consolidated funds, as discussed above. The decrease was partially offset by higher operating expenses primarily driven by an increase in travel and entertainment costs, and an increase in compensation expenses.

Nine Month Comparison. Revenues decreased $733 million. Service, distribution and other revenues decreased, primarily reflecting the absence of a gain in the prior year period from the sale of our Pramerica SGR joint venture, and lower revenues from certain consolidated funds (which were fully offset by lower variable expenses related to noncontrolling interests in these funds). Other related revenues decreased primarily driven by lower seed and co-investments results and lower performance-based incentive fees, reflecting investment underperformance, and lower commercial mortgage origination revenues driven by higher interest rates. Also contributing to the decrease were lower asset management fees primarily due to a decrease in average assets under management, driven by market depreciation reflecting higher interest rates and credit spreads, as well as unfavorable equity markets.

Expenses decreased $53 million, primarily reflecting lower variable expenses associated with a decrease in overall segment earnings and lower revenues from certain consolidated funds, as discussed above. The decrease was partially offset by higher operating expenses primarily driven by an increase in travel and entertainment costs, and an increase in compensation expenses.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	September 30, 2022	December 31, 2021	September 30, 2021
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$144.1	$216.2	$208.4
Public fixed income	762.5	980.7	985.6
Real estate	129.0	132.6	128.7
Private credit and other alternatives	99.7	108.7	109.1
Multi-asset	70.9	85.6	82.1
Total PGIM assets under management	$1,206.2	$1,523.8	$1,513.9

Assets under management within other reporting segments(2)	143.3	218.5	212.7
Total PFI assets under management	$1,349.5	$1,742.3	$1,726.6
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

PGIM’s assets under management as of September 30, 2022 decreased $308 billion in comparison to the prior year quarter and $318 billion in comparison to the prior year end, primarily driven by market depreciation resulting from higher interest rates and credit spreads, as well as unfavorable equity markets. The decreases also reflect a reduction in assets under management from the sales of the Full Service Retirement business and PALAC in the second quarter of 2022, and unfavorable foreign exchange rate impacts.

The following table sets forth assets under management by source as of the dates indicated:

	September 30, 2022	December 31, 2021	September 30, 2021
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$536.3	$629.4	$625.3
Retail customers	298.1	401.4	395.4
General account	371.8	493.0	493.2
Total PGIM assets under management	$1,206.2	$1,523.8	$1,513.9

Assets under management within other reporting segments(2)	143.3	218.5	212.7
Total PFI assets under management	$1,349.5	$1,742.3	$1,726.6
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022
	(in billions)
Beginning assets under management	$1,257.4	$1,511.4	$1,523.8	$1,498.6	$1,513.9
Institutional third-party flows	0.6	0.7	9.0	7.4	12.5
Retail third-party flows	(4.6)	(0.4)	(17.5)	3.7	(21.1)
Total third-party flows	(4.0)	0.3	(8.5)	11.1	(8.6)
Affiliated flows(1)	7.2	6.1	14.2	(3.5)	5.5
Market appreciation (depreciation)(2)	(50.9)	0.3	(272.7)	17.2	(254.5)
Foreign exchange rate impact	(7.2)	(1.4)	(23.9)	(9.1)	(27.2)
Net money market activity and other increases (decreases)(3)	3.7	(2.8)	(26.7)	(0.4)	(22.9)
Ending assets under management	$1,206.2	$1,513.9	$1,206.2	$1,513.9	$1,206.2
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Results for the nine months and twelve months ended September 30, 2022 include a reduction in assets under management from the sales of the Retirement Full Service business and PALAC.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management— by asset class table” above. As of September 30, 2022, these assets decreased approximately $12.1 billion compared to December 31, 2021, primarily reflecting market depreciation.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in billions)
Private capital deployed:
Real estate debt and equity	$7.4	$8.6	$22.0	$20.8
Private credit and equity	2.2	3.2	12.1	9.8
Total private capital deployed	$9.6	$11.8	$34.1	$30.6

Seed and Co-Investments

As of September 30, 2022 and December 31, 2021, PGIM had approximately $1,094 million and $1,175 million of seed investments and $494 million and $517 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$678	$1,070	$3,421	$3,050
Group Insurance	27	(135)	(31)	(250)
Individual Life	41	210	(1,233)	312
Assurance IQ	(44)	(55)	(142)	(132)
Total U.S. Businesses	702	1,090	2,015	2,980
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(1,013)	20	(2,656)	1,769
Charges related to realized investment gains (losses), net	(47)	(6)	(637)	(233)
Market experience updates	128	(199)	620	331
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	1	1	3
Other adjustments(1)	(3)	(7)	(12)	(33)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(234)	$899	$(669)	$4,817
________
(1)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of contingent consideration.

Three Month Comparison. Adjusted operating income for our U.S. Businesses decreased by $388 million primarily due to:

•Lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth; and

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values as a result of the sale of PALAC and unfavorable equity markets.

•Partially offsetting these decreases were higher underwriting results, primarily reflecting improved mortality experience and more favorable disability results in our Group Insurance business, and favorable mortality experience, net of reinsurance, in our Individual Life business.

Nine Month Comparison. Adjusted operating income for our U.S. Businesses decreased by $965 million primarily due to:

•An unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements, primarily reflecting a net charge from these updates in the second quarter of 2022 in our Individual Life business, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality;

•Lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth; and

•Lower fee income, net of distribution expenses and other associated costs, primarily in our Individual Retirement Strategies business due to a reduction in account values as a result of the sale of PALAC and unfavorable equity markets.

•Partially offsetting these decreases were a gain in our Individual Retirement Strategies business from the sale of PALAC in the second quarter of 2022; and

•Higher underwriting results, including lower COVID-19 related mortality claims, in our Group Insurance and Individual Life businesses, as well as more favorable disability results in our Group Insurance business.

Retirement Strategies

In October 2021, the Company announced the creation of Retirement Strategies, a new U.S. business that would serve the retirement needs of both our institutional and individual customers by bringing the institutional investment and pension solutions offered through our Retirement business together with the financial solutions and capabilities of our Individual Annuities business. Commencing with the second quarter of 2022, this new structure has been fully operationalized; therefore, the results of our former Retirement segment (now known as the “Institutional Retirement Strategies” operating segment) and our former Individual Annuities segment (now known as the “Individual Retirement Strategies” operating segment) have been aggregated into the Retirement Strategies segment. Prior periods have been updated to conform to this new presentation.

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

•In April 2022, the Company completed the sale of PALAC, which represented a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC, resulting in a pre-tax gain of $852 million. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information.

Beginning in the third quarter of 2021, the Company reported the assets and liabilities of this block of business as “held-for-sale” with the results continuing to be reported within the former Individual Annuities segment’s operating results until the sale was completed.

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$11,566	$8,386	$17,003	$12,658
Individual Retirement Strategies	1,067	1,260	4,258	3,687
Total revenues	12,633	9,646	21,261	16,345
Benefits and expenses:
Institutional Retirement Strategies	11,333	7,815	15,804	11,023
Individual Retirement Strategies	622	761	2,036	2,272
Total benefits and expenses	11,955	8,576	17,840	13,295
Adjusted operating income:
Institutional Retirement Strategies	233	571	1,199	1,635
Individual Retirement Strategies	445	499	2,222	1,415
Total adjusted operating income	678	1,070	3,421	3,050
Realized investment gains (losses), net, and related adjustments	(760)	103	(1,238)	1,912
Charges related to realized investment gains (losses), net	(60)	(35)	(582)	(413)
Market experience updates	88	(83)	221	321
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	1	1	3
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(55)	$1,056	$1,823	$4,873

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $338 million, driven by lower net investment spread results primarily reflecting lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth.

Adjusted operating income from our Individual Retirement Strategies business decreased $54 million, primarily driven by lower fee income, net of distribution expenses and other associated costs, reflecting the reduction in separate account values resulting from the sale of PALAC, unfavorable equity markets and net outflows. This decrease was partially offset by higher net investment spread results, driven by growth in indexed variable annuities and more favorable interest rates, partially offset by lower income on non-coupon investments, and lower expenses.

Nine Month Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $436 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 had no net impact from our annual reviews and update of assumptions, while results for 2021 included a $14 million net charge. Excluding this item, adjusted operating income decreased $450 million, driven by lower net investment spread results, primarily reflecting lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth.

Adjusted operating income from our Individual Retirement Strategies business increased $807 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, which resulted in a $25 million net benefit in 2022 compared to a $15 million charge in 2021. Excluding this item, adjusted operating income increased $767 million primarily driven by a gain from the sale of PALAC. Also contributing to the increase were higher net investment spread results, driven by growth in indexed variable annuities and more favorable interest rates as well as market value gains on a strategic investment and lower expenses. These increases were partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower separate account values due to net outflows, the impact of the sale of PALAC and unfavorable equity markets, partially offset by favorable impacts from our living benefits guarantees.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Institutional Retirement Strategies business increased $3,180 million. This increase primarily reflected higher pension risk transfer premiums due to a significant sale in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below, partially offset by lower net investment income and other income, primarily reflecting lower income on non-coupon investments.

Benefits and expenses of our Institutional Retirement Strategies business increased $3,518 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business decreased $193 million primarily driven by lower policy charges and fee income, reflecting the reduction in account values resulting from the sale of PALAC, unfavorable equity markets and net outflows as well as lower net investment income, primarily reflecting lower income on non-coupon investments. These decreases were partially offset by higher asset management and service fees, largely driven by higher assumed reinsurance related to indexed variable annuities.

Benefits and expenses of our Individual Retirement Strategies business decreased $139 million primarily due to lower general and administrative expenses, net of capitalization, driven by lower distribution and asset management expenses reflecting lower average separate account values, as discussed above, and lower operating and other expenses.

Nine Month Comparison. Revenues from our Institutional Retirement Strategies business increased $4,345 million. This increase primarily reflected higher pension risk transfer premiums due to a significant sale in the current quarter, with corresponding offsets in policyholders’ benefits, as discussed below, partially offset by lower other income and net investment income, primarily reflecting lower income on non-coupon investments.

Benefits and expenses of our Institutional Retirement Strategies business increased $4,781 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $4,795 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $571 million primarily driven by a gain from the sale of PALAC and market value gains on a strategic investment, partially offset by lower policy charges and fee income, reflecting lower average separate account values due to net outflows, the impact of the sale of PALAC and unfavorable equity markets.

Benefits and expenses of our Individual Retirement Strategies business decreased $236 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $196 million primarily driven by lower general and administrative expenses, net of capitalization, driven by lower distribution and asset management expenses reflecting lower average separate account values, as discussed above, as well as lower operating and other expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value	$234,594	$243,843	$245,720	$243,387	$246,068
Additions(1)	13,518	8,045	19,496	18,466	22,997
Withdrawals and benefits	(3,691)	(4,546)	(12,150)	(15,932)	(17,043)
Change in market value, interest credited and interest income	(553)	618	(4,512)	1,311	(3,942)
Other(2)	(5,555)	(1,892)	(10,241)	(1,164)	(9,767)
Ending total account value	$238,313	$246,068	$238,313	$246,068	$238,313
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
(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the three months ended September 30, 2022 and 2021, “Other” activity also includes $1,461 million in receipts offset by $958 million in payments and $793 million in receipts offset by $735 million in payments, respectively, and for the nine months ended September 30, 2022 and 2021, includes $3,172 million in receipts offset by $2,666 million in payments and $2,096 million in receipts offset by $2,231 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

The increase in Institutional Retirement Strategies account values for the three months ended September 30, 2022 reflects net additions primarily driven by a significant pension risk transfer deal, partially offset by the negative impact of foreign exchange rate changes.

The decreases in Institutional Retirement Strategies account values for the nine months and twelve months ended September 30, 2022 reflect decreases in other activity primarily driven by the negative impact of foreign exchange rate changes and the decline in the market value of account assets. These decreases were partially offset by net additions primarily driven by a significant pension risk transfer deal in the current quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022
	(in millions)
Total Individual Retirement Strategies(1)(2):
Beginning total account value	$123,138	$182,411	$182,305	$176,280	$178,678
Sales	1,389	1,500	4,530	5,048	6,081
Full surrenders and death benefits	(1,225)	(2,573)	(4,973)	(7,748)	(7,626)
Sales, net of full surrenders and death benefits	164	(1,073)	(443)	(2,700)	(1,545)
Partial withdrawals and other benefit payments	(976)	(1,334)	(3,437)	(4,091)	(5,058)
Net flows	(812)	(2,407)	(3,880)	(6,791)	(6,603)
Change in market value, interest credited and other activity(3)	(5,920)	(422)	(60,548)	11,928	(53,288)
Policy charges	(616)	(904)	(2,087)	(2,739)	(2,997)
Ending total account value	$115,790	$178,678	$115,790	$178,678	$115,790

__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Variable annuity account values were $110.0 billion and $172.8 billion as of September 30, 2022 and 2021, respectively. Fixed annuity account values were $5.8 billion and $5.9 billion as of September 30, 2022 and 2021, respectively.
(2)Beginning total account values for nine months and twelve months ended September 30, 2022 and ending total account values for the three months and nine months ended September 30, 2021 include approximately $30 billion of account values that were classified as “held-for-sale” as of September 30, 2021 and December 31, 2021, in relation to the PALAC sale, as discussed above.
(3)Results for the nine months and twelve months ended September 30, 2022 reflect the reduction in account values resulting from the sale of PALAC, as discussed above.

Sales, net of full surrenders and death benefits, for the three months and the nine months ended September 30, 2022 increased in comparison to the prior year periods driven by lower full surrenders due to general uncertainty and volatility in financial markets in the current year period, partially offset by lower sales.

The decrease in account values for the three months ended September 30, 2022 was primarily driven by market value depreciation. The decreases in account values for the nine months and twelve months ended September 30, 2022 were primarily driven by the impact of the sale of PALAC, market value depreciation and net outflows.

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

Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of our indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides some protection from lapse in the case of rising interest rates.

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

	September 30, 2022	December 31, 2021(1)
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables	$5,165	$13,028
NPR adjustment, net of reinsurance recoverables	3,864	2,832
Subtotal	9,029	15,860
Adjustments including risk margins and valuation methodology differences	(3,027)	(3,444)
Economic liability managed through the ALM strategy	$6,002	$12,416
__________
(1)Includes the portion of the traditional variable annuities block of business that was classified as “held-for-sale” as of December 31, 2021 in relation to the PALAC sale, as discussed above.

As of September 30, 2022, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

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

	September 30, 2022		December 31, 2021		September 30, 2021
	Account Value	% of Total	Account Value(1)	% of Total	Account Value(1)	% of Total
	($ in millions)
Living benefit/GMDB features(2):
Both ALM strategy and automatic rebalancing(3)(4)	$67,570	62%	$112,543	64%	$110,999	64%
ALM strategy only(4)	1,924	2%	7,278	4%	7,205	4%
Automatic rebalancing only	84	0%	567	0%	582	1%
External reinsurance(5)	2,446	2%	3,303	2%	3,229	2%
PDI	11,893	11%	16,909	10%	17,239	10%
Other products	1,519	1%	2,444	1%	2,431	1%
Total living benefit/GMDB features	$85,436		$143,044		$141,685
GMDB features and other(6)	24,594	22%	33,395	19%	31,130	18%
Total variable annuity account value	$110,030		$176,439		$172,815
__________
(1)Includes approximately $30 billion of account values that were classified as “held-for-sale” as of September 30, 2021 and December 31, 2021 in relation to the PALAC sale, as discussed above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021(1)	2022	2021(1)
	(in millions)(2)
Results excluded from adjusted operating income:
Change in value of U.S. GAAP liability, pre-NPR(3)	$1,066	$639	$3,115	$7,079
Change in the NPR adjustment	(242)	(292)	1,728	(1,292)
Change in fair value of hedge assets, excluding capital hedges(4)	(926)	(404)	(3,542)	(3,916)
Change in fair value of capital hedges(5)	154	(12)	824	(805)
Other(6)	(812)	172	(3,363)	846
Realized investment gains (losses), net, and related adjustments	(760)	103	(1,238)	1,912
Market experience updates(7)	88	(83)	221	321
Charges related to realized investment gains (losses), net	(60)	(35)	(582)	(413)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	1	1	3
Total results excluded from adjusted operating income(8)	$(733)	$(14)	$(1,598)	$1,823
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
(6)Largely represents realized gains (losses) associated with sales and changes in the market value of fixed maturity securities as well as changes in the market value of derivative instruments.
(7)Represents the immediate impacts in current period results from changes in current market conditions on estimates of profitability.
(8)Excludes amounts from the change in unrealized gains and losses on fixed income instruments recorded in OCI (versus net income) of $(34) million, and $(25) million for the three months ended September 30, 2022 and 2021, respectively, and $(324) million and $(1,763) million for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, the loss of $733 million was primarily driven by the impact of rising interest rates on fixed maturity securities and derivatives. Changes in the Individual Retirement Strategies U.S. GAAP embedded derivative liability and hedge positions under the ALM strategy were largely offsetting.

For the nine months ended September 30, 2022, the loss of $1,598 million was driven by the impact of rising interest rates on fixed maturity securities and derivatives as well as unfavorable impacts related to the U.S. GAAP liability before NPR, including the change in fair value of hedge assets (excluding capital hedges) largely due to unfavorable equity markets and the impact from our annual reviews and update of assumptions and other refinements. Also contributing to the decrease were unfavorable impacts related to the amortization of DAC and other costs. These decreases were partially offset by favorable NPR adjustments largely due to favorable impacts from our annual reviews and update of assumptions and other refinements and widening credit spreads, gains associated with our capital hedges driven by unfavorable equity markets as well as favorable market experience updates resulting from the impact of rising interest rates.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Operating results:
Revenues	$1,527	$1,553	$4,567	$4,627
Benefits and expenses	1,500	1,688	4,598	4,877
Adjusted operating income	27	(135)	(31)	(250)
Realized investment gains (losses), net, and related adjustments	15	6	(94)	(19)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$42	$(129)	$(125)	$(269)
Benefits ratio(1)(4):
Group life(2)	91.4%	105.2%	94.2%	100.2%
Group disability(2)	72.5%	85.9%	73.8%	82.4%
Total Group Insurance(2)	86.6%	100.7%	89.2%	96.2%
Administrative operating expense ratio(3)(4):
Group life	10.9%	11.7%	10.7%	11.2%
Group disability	30.3%	32.3%	31.2%	32.4%
Total Group Insurance	15.9%	16.8%	15.8%	16.2%

__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefit ratios for the nine months ended September 30, 2022 and 2021 reflect the impact of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefit ratios were 94.4%, 73.0% and 89.1% for the nine months ended September 30, 2022, respectively; and 100.2%, 82.5% and 96.2% for the nine months ended September 30, 2021, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $162 million, primarily reflecting higher underwriting results in our group life business, including a decline in COVID-19 impacts on non-experience-rated contracts, and higher underwriting results in our group disability business driven by favorable claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. These increases were partially offset by lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher reinvestment rates.

Nine Month Comparison. Adjusted operating income increased $219 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $3 million net charge from these updates while 2021 included a $1 million net benefit from these updates. Excluding this item, adjusted operating income increased $223 million, primarily reflecting higher underwriting results in our group life business, including a decline in COVID-19 impacts on non-experience-rated contracts, and higher underwriting results in our group disability business driven by more favorable claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. These increases were partially offset by lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $26 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments, partially offset by higher reinvestment rates.

Benefits and expenses decreased $188 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by less unfavorable claim experience, including a decline in COVID-19 impacts, as well as in our group disability business driven by a favorable impact from claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts.

Nine Month Comparison. Revenues decreased $60 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $56 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses decreased $279 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by less unfavorable claim experience, including a decline in COVID-19 impacts, as well as in our group disability business driven by a more favorable impact from claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Annualized new business premiums(1):
Group life	$67	$51	$273	$242
Group disability	36	17	183	172
Total	$103	$68	$456	$414
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

Total annualized new business premiums for the three months ended September 30, 2022 increased $35 million compared to the prior year period, due to higher sales in both our group disability and group life businesses, primarily in the National segment.

Total annualized new business premiums for the nine months ended September 30, 2022 increased $42 million compared to the prior year period, driven by higher group life sales, primarily in the National segment, and higher sales in our group disability business in the Premier and National segments, including an increase in supplemental health product sales.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Revenues	$1,623	$1,839	$5,388	$5,090
Benefits and expenses	1,582	1,629	6,621	4,778
Adjusted operating income	41	210	(1,233)	312
Realized investment gains (losses), net, and related adjustments	(268)	(89)	(1,324)	(124)
Charges related to realized investment gains (losses), net	13	29	(55)	180
Market experience updates	40	(116)	399	10
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(174)	$34	$(2,213)	$378

Adjusted Operating Income

Three Month Comparison. Adjusted operating income decreased $169 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher underwriting results, driven by favorable mortality experience, net of reinsurance.

Nine Month Comparison. Adjusted operating income decreased $1,545 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $1,401 million net charge from these updates, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality, and inclusive of out of period adjustments (see Note 1 and Note 13 to the Unaudited Interim Consolidated Financial Statements for additional information). Results for 2021 included a $7 million net benefit from these updates. Excluding this item, adjusted operating income decreased $137 million primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher underwriting results, driven by the impact from less unfavorable mortality experience, net of reinsurance, including lower COVID-19 related claims.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $216 million. This decrease was primarily driven by lower policy charges and fee income driven by the absence of a benefit from the recapture of previously reinsured liabilities in the prior year period, which was mostly offset by reserve changes in policyholders’ benefits, as discussed below, and unfavorable equity markets. Also contributing to the decrease was lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses decreased $47 million. This decrease was primarily driven by lower policyholders’ benefits and changes in reserves, driven by the impacts of the reinsurance recapture in the prior year period, as described above.

Nine Month Comparison. Revenues increased $298 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $42 million. This decrease was primarily driven by lower policy charges and fee income driven by the absence of a benefit from the recapture of previously reinsured liabilities in the prior year period, which was mostly offset by reserve changes in policyholders’ benefits, and unfavorable equity markets. Also contributing to the decrease was lower net investment income driven by lower income on non-coupon investments. These decreases were partially offset by higher premiums due to lower ceded reinsurance, which was mostly offset in policyholders’ benefits below.

Benefits and expenses increased $1,843 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $95 million. This increase was primarily driven by higher policyholders’ benefits and changes in reserves, driven by lower ceded reinsurance, as described above, partially offset by a favorable comparative impact from mortality experience, net of reinsurance, including lower COVID-19 related claims and the impacts of the reinsurance recapture in the prior year period, as described above. Also contributing to the increase were higher interest credited on policyholders’ account balances due to business growth and higher interest expense driven by higher interest rates.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$27	$76	$103	$29	$115	$144
Term Life	4	20	24	4	22	26
Universal Life(1)	2	21	23	2	17	19
Total	$33	$117	$150	$35	$154	$189

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Prudential Advisors	Third- Party	Total	Prudential Advisors	Third- Party	Total
	(in millions)
Variable Life	$83	$234	$317	$89	$313	$402
Term Life	13	58	71	16	75	91
Universal Life(1)	5	62	67	6	74	80
Total	$101	$354	$455	$111	$462	$573
__________
(1)Prior period amounts have been updated to conform to current period presentation.

Total annualized new business premiums for the third quarter of 2022 decreased $39 million compared to the prior year period primarily from lower third-party sales of variable life products due to pricing and product actions taken ahead of the prior year period. Total annualized new business premiums for the first nine months of 2022 decreased $118 million compared to the prior year period, primarily from lower third-party sales across variable life, term life and universal life products due to pricing and product actions taken in the prior year period.

Assurance IQ
Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Revenues	$99	$110	$285	$331
Expenses	143	165	427	463
Adjusted operating income	(44)	(55)	(142)	(132)
Other adjustments(1)	(3)	(7)	(12)	(33)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(47)	$(62)	$(154)	$(165)
 __________
(1)Includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. For additional information regarding contingent consideration, see Note 14 to the Unaudited Interim Consolidated Financial Statements.

Adjusted Operating Income

Three Month Comparison. Adjusted operating income increased $11 million, primarily reflecting an increase in the Medicare line driven by higher commission revenue.

Nine Month Comparison. Adjusted operating income decreased $10 million, primarily reflecting an unfavorable net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $17 million net charge from these updates primarily reflecting updates to persistency assumptions in the Medicare line. Excluding this item, adjusted operating income increased $7 million primarily reflecting an increase in the Medicare line driven by higher commission revenue, partially offset by a decrease in the Health Under 65 line driven by lower commission and case referral revenues.

Revenues and Expenses

Three Month Comparison. Revenues decreased $11 million primarily due to lower case referral and commission revenues in the Health Under 65 line and lower case referral revenues in the Life, Property and Casualty, and Personal Finance lines. These decreases were partially offset by higher commission revenue in the Medicare line.

Expenses decreased $22 million, primarily driven by lower variable expenses from the Life, Personal Finance, Property and Casualty, and Health Under 65 lines, partially offset by higher variable expenses in the Medicare line.

Nine Month Comparison. Revenues decreased $46 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $29 million due to lower commission and case referral revenues in the Health Under 65 and Life lines. These decreases were partially offset by an increase in commission revenue in the Medicare line.
Expenses decreased $36 million, primarily driven by lower variable expenses from the Life and Health Under 65 lines, partially offset by higher variable expenses from the Medicare line, as well as higher general and administrative expenses.

International Businesses

Business Update

•In the third quarter of 2022, the Company completed the acquisition (through a private equity limited partnership managed by LeapFrog Investments) of a 33% minority interest in Alexander Forbes Group Holdings Limited, a leading provider of financial advice, retirement, investment and holistic wealth management services in South Africa.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Revenues:
Life Planner	$2,356	$2,695	$7,705	$8,108
Gibraltar Life and Other	2,502	2,923	7,615	8,534
Total revenues	4,858	5,618	15,320	16,642
Benefits and expenses:
Life Planner	2,102	2,220	6,630	6,762
Gibraltar Life and Other	2,326	2,511	6,904	7,319
Total benefits and expenses	4,428	4,731	13,534	14,081
Adjusted operating income:
Life Planner	254	475	1,075	1,346
Gibraltar Life and Other	176	412	711	1,215
Total adjusted operating income	430	887	1,786	2,561
Realized investment gains (losses), net, and related adjustments	(451)	107	(2,007)	(76)
Charges related to realized investment gains (losses), net	40	(5)	67	(25)
Market experience updates	0	0	11	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(14)	(19)	26	(57)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$5	$970	$(117)	$2,403

Adjusted Operating Income

Three Month Comparison. Adjusted operating income from our Life Planner operations decreased $221 million, including a net unfavorable impact of $7 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Life Planner operations decreased $214 million primarily reflecting lower underwriting results, driven by unfavorable mortality and morbidity experience from COVID-19 related claims, and unfavorable policyholder behavior in Japan. Also contributing to the decrease were lower net investment spread results driven by lower income on non-coupon investments.

Adjusted operating income from our Gibraltar Life and Other operations decreased $236 million, including a net favorable impact of $2 million from currency fluctuations, inclusive of the currency hedging program discussed above. Excluding this item, adjusted operating income from our Gibraltar Life and Other operations decreased $238 million primarily reflecting lower underwriting results, driven by unfavorable mortality and morbidity experience from COVID-19 related claims, as well as lower net investment spread results driven by lower income on non-coupon investments and lower prepayment fee income.

Nine Month Comparison. Adjusted operating income from our Life Planner operations decreased $271 million, including a net unfavorable impact of $18 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $19 million net charge in 2022 compared to a $2 million net benefit in 2021.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations decreased $232 million primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, as well as lower underwriting results, primarily driven by unfavorable mortality and morbidity experience from COVID-19 related claims, and unfavorable policyholder behavior in Japan.

Adjusted operating income from our Gibraltar Life and Other operations decreased $504 million, including a net favorable impact of $7 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $12 million net charge in 2022 compared to a $16 million net charge in 2021.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations decreased $515 million primarily reflecting lower net investment spread results driven by lower income on non-coupon investments and lower prepayment fee income, as well as lower underwriting results, primarily driven by unfavorable mortality and morbidity experience from COVID-19 related claims. Also contributing to the decrease were lower earnings from joint venture investments.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues from our Life Planner operations decreased $339 million, including a net unfavorable impact of $229 million from currency fluctuations. Excluding this item, revenues decreased $110 million, primarily reflecting lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses of our Life Planner operations decreased $118 million, including a net favorable impact of $222 million from currency fluctuations. Excluding this item, benefits and expenses increased $104 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by unfavorable mortality and morbidity experience from COVID-19 related claims, and higher amortization, including write offs of deferred policy acquisition costs related to unfavorable policyholder behavior.

Revenues from our Gibraltar Life and Other operations decreased $421 million, including a net unfavorable impact of $285 million from currency fluctuations. Excluding this item, revenues decreased $136 million, primarily reflecting lower premiums and policy charges and fee income due to the decline of business in force, and lower net investment income driven by lower income on non-coupon investments and lower prepayment fee income.

Benefits and expenses of our Gibraltar Life and Other operations decreased $185 million, including a net favorable impact of $287 million from currency fluctuations. Excluding this item, benefits and expenses increased $102 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by unfavorable mortality and morbidity experience from COVID-19 related claims, and higher amortization, including write offs of deferred policy acquisition costs related to unfavorable policyholder behavior.

Nine Month Comparison. Revenues from our Life Planner operations decreased $403 million, including a net unfavorable impact of $470 million from currency fluctuations and a net benefit of $12 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $55 million, primarily reflecting higher premiums and policy charges and fee income, driven by the growth of business in force, partially offset by lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses of our Life Planner operations decreased $132 million, including a net favorable impact of $452 million from currency fluctuations and a net charge of $33 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $287 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by unfavorable mortality and morbidity experience from COVID-19 related claims, and higher amortization, including write offs of deferred policy acquisition costs related to unfavorable policyholder behavior.

Revenues from our Gibraltar Life and Other operations decreased $919 million, including a net unfavorable impact of $615 million from currency fluctuations. Excluding this item, revenues decreased $304 million, primarily reflecting lower premiums and policy charges and fee income due to the decline of business in force, lower net investment income driven by lower income on non-coupon investments and lower prepayment fee income, and lower other income from a decline in earnings from joint venture investments.

Benefits and expenses of our Gibraltar Life and Other operations decreased $415 million, including a net favorable impact of $622 million from currency fluctuations and a net benefit of $4 from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $211 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by unfavorable mortality and morbidity experience from COVID-19 related claims, and higher amortization, including write offs of deferred policy acquisition costs related to unfavorable policyholder behavior.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$215	$234	$697	$713
Gibraltar Life and Other	198	269	634	788
Total	$413	$503	$1,331	$1,501
On a constant exchange rate basis:
Life Planner	$241	$237	$746	$724
Gibraltar Life and Other	206	272	653	793
Total	$447	$509	$1,399	$1,517

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

The tables below present annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Three Months Ended September 30, 2022					Three Months Ended September 30, 2021
	Life	Accident & Health	Retirement(1)	Annuity(2)	Total	Life	Accident & Health	Retirement(1)	Annuity(2)	Total
	(in millions)
Life Planner	$140	$19	$77	$5	$241	$126	$16	$94	$1	$237
Gibraltar Life and Other:
Life Consultants	42	8	7	73	130	66	7	11	67	151
Banks(3)	13	0	0	21	34	54	0	3	14	71
Independent Agency	19	0	23	0	42	18	1	26	5	50
Subtotal	74	8	30	94	206	138	8	40	86	272
Total	$214	$27	$107	$99	$447	$264	$24	$134	$87	$509
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Includes market value adjusted investment contracts.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 46%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2022, and 0% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the three months ended September 30, 2021.

Three Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $4 million, primarily driven by higher life product sales in Brazil, partially offset by lower USD-denominated sales in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $66 million. Bank channel and Life Consultants sales decreased $37 million and $21 million, respectively, both reflecting lower USD-denominated life product sales. Independent Agency sales decreased $8 million reflecting product actions taken since the prior year period.

	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	Life	Accident & Health	Retirement(1)	Annuity(2)	Total	Life	Accident & Health	Retirement(1)	Annuity(2)	Total
	(in millions)
Life Planner	$418	$56	$263	$9	$746	$386	$51	$285	$2	$724
Gibraltar Life and Other:
Life Consultants	143	21	26	186	376	199	20	30	145	394
Banks(3)	66	0	3	50	119	202	0	8	40	250
Independent Agency	65	8	84	1	158	54	22	65	8	149
Subtotal	274	29	113	237	653	455	42	103	193	793
Total	$692	$85	$376	$246	$1,399	$841	$93	$388	$195	$1,517
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Includes market value adjusted investment contracts.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 57%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2022, and 4% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding annuity products, for the nine months ended September 30, 2021.

Nine Month Comparison. Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $22 million, primarily driven by higher life product sales in Brazil and Argentina, partially offset by lower USD-denominated sales in Japan.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $140 million. Bank channel and Life Consultants sales decreased $131 million and $18 million, respectively, both reflecting lower USD-denominated life product sales. The decrease in Life Consultants was partially offset by higher sales of

USD-denominated market value adjusted investment contacts, driven by rising interest rates. Independent Agency sales increased $9 million, primarily driven by higher sales of USD-denominated endowment products and life product sales, partially offset by the absence of accident & health product sales made to a single large client in the prior year period.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Operating results:
Interest expense on debt	$(213)	$(209)	$(620)	$(628)
Investment income	38	40	115	112
Pension and employee benefits	100	75	288	217
Other corporate activities	(250)	(366)	(733)	(819)
Adjusted operating income	(325)	(460)	(950)	(1,118)
Realized investment gains (losses), net, and related adjustments	10	(13)	59	73
Charges related to realized investment gains (losses), net	(2)	(7)	6	4
Market experience updates	5	0	27	(1)
Divested and Run-off Businesses	(76)	48	27	432
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(1)	(23)	(37)	(34)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(389)	$(455)	$(868)	$(644)

Three Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $135 million. Net charges from other corporate activities decreased $116 million primarily driven by the absence of a $94 million cost related to the early extinguishment of debt in the prior year period, gains from the sales of certain home office properties, and favorable foreign exchange rate impacts, partially offset by an increase in costs related to corporate initiatives. Pension and employee benefits results were favorable by $25 million primarily driven by higher earnings from our pension and post-retirement plans resulting from higher returns on plan assets, and lower benefit costs for these plans resulting from the sale of the Full Service Retirement business.

Nine Month Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $168 million. Net charges from other corporate activities decreased $86 million primarily driven by the absence of costs related to the early extinguishment of debt in the prior year period, favorable exchange rate impacts, gains from the sales of certain home office properties, and lower costs for long-term compensation plans, partially offset by an increase in corporate initiative and advertising costs. Pension and employee benefits results were favorable by $71 million primarily driven by higher earnings from our pension and post-retirement plans resulting from higher returns on plan assets, lower benefit costs for these plans resulting from the sale of the Full Service Retirement business, and a favorable impact from design changes to the Company’s Retiree Medical Savings Account plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Long-Term Care	$(93)	$56	$(455)	$302
Other	17	(8)	482	130
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$(76)	$48	$27	$432

Long-Term Care

Three Month Comparison. Results decreased $149 million compared to the prior year period primarily driven by unfavorable impacts from changes in the market value of equity securities and lower income on non-coupon investments.

Nine Month Comparison. Results decreased $757 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $28 million net charge from these updates, while results for 2021 included a $62 million net benefit from these updates. Excluding this item, results decreased $667 million compared to the prior year period primarily driven by unfavorable impacts from changes in the market value of equity securities and derivatives used for duration management as well as from lower income on non-coupon investments.

Other Divested and Run-off Businesses

Results for the third quarter and nine months ended September 30, 2022 increased $25 million and $352 million, respectively. The results for the nine months ended September 30, 2022 primarily reflect the gain on the sale of the Full Service Retirement business. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information regarding this sale. The results for the first nine months of 2022 also include losses related to the Full Service Retirement business in the first quarter, largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities. For more information, see “—Experience-Rated Contractholder Liabilities, Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments.”

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

Each year, the Board of Directors of The Prudential Insurance Company of America (“PICA”) determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains (losses), mortality experience and other factors. Although the Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by U.S. GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains and losses in the current period, as well as changes in assets and related liabilities that support the Closed Block policies. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we record this excess as a policyholder dividend obligation. Additionally, any accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block are reflected as a policyholder dividend obligation, with a corresponding amount reported in AOCI, while any accumulated net unrealized investment losses are reflected as a reduction of the policyholder dividend obligation, to the extent the overall policyholder dividend obligation is otherwise positive.

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

As of September 30, 2022, the excess of actual cumulative earnings over the expected cumulative earnings was $3,502 million; however, due to the accumulation of net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of September 30, 2022 was reduced to zero.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
U.S. GAAP results:
Revenues	$711	$1,321	$2,205	$4,299
Benefits and expenses	735	1,294	2,193	4,207
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(24)	$27	$12	$92

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

Three Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $51 million. Net investment activity results decreased primarily reflecting lower other income driven by unfavorable changes in the value of non-coupon investments and equity securities, lower net investment income on non-coupon investments, as well as a decrease in realized investment gains (losses) driven by losses on the sale of fixed income investments in the current quarter. Net insurance activity results increased driven by a favorable comparative change in reserves, partially offset by lower premiums due to the runoff of policies in force. As a result of the above, a $232 million reduction in the policyholder dividend obligation was recorded in the third quarter of 2022, compared to a $259 million increase in the third quarter of 2021.

Nine Month Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $80 million. Net investment activity results decreased primarily reflecting lower other income driven by unfavorable changes in the value of equity securities, a decrease in realized investment gains (losses) driven by losses on the sale of fixed income investments in the current quarter, and lower net investment income on non-coupon investments. Net insurance activity results increased driven by a favorable comparative change in claims experience and reserves, partially offset by lower premiums due to the runoff of policies in force. As a result of the above, a $885 million reduction in the policyholder dividend obligation was recorded in the first nine months of 2022, compared to a $988 million increase in the first nine months of 2021.

Revenues, Benefits and Expenses

Three Month Comparison. Revenues decreased $610 million primarily driven by a decrease in other income, net investment income, realized gains (losses) and premiums, as discussed above.

Benefits and expenses decreased $559 million primarily driven by a decrease in dividends to policyholders, reflecting a reduction in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Nine Month Comparison. Revenues decreased $2,094 million primarily driven by a decrease in other income, realized investment gains (losses), net investment income and premiums, as discussed above.

Benefits and expenses decreased $2,014 million primarily driven by a decrease in dividends to policyholders, reflecting a reduction in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

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

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(20)	$62	$(173)	$308
Change in experience-rated contractholder liabilities due to asset value changes	20	(62)	173	(308)
Gains (losses), net, on experienced rated contracts	$0	$0	$0	$0
Divested and Run-off Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$0	$(91)	$(950)	$(418)
Change in experience-rated contractholder liabilities due to asset value changes	0	88	818	394
Gains (losses), net, on experienced rated contracts	$0	$(3)	$(132)	$(24)
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(20)	$(29)	$(1,123)	$(110)
Change in experience-rated contractholder liabilities due to asset value changes	20	26	991	86
Gains (losses), net, on experienced rated contracts	$0	$(3)	$(132)	$(24)

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

	As of September 30, 2022				As of December 31, 2021
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)	Total at Fair Value	Total Level 3(1)
	(in millions)
Fixed maturities, available-for- sale	$266,225	$4,379	$29,616	$791	$334,006	$5,810	$38,404	$1,510
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	887	0	0	0	1,057	0	0	0
Equity securities	1,693	0	0	0	2,271	0	0	0
All other(2)	0	0	0	0	20	0	0	0
Subtotal	2,580	0	0	0	3,348	0	0	0
Fixed maturities, trading	4,803	308	887	14	7,686	403	1,137	18
Equity securities	5,283	555	1,599	98	6,089	699	2,288	100
Commercial mortgage and other loans	978	0	0	0	1,263	0	0	0
Other invested assets(3)	2,406	499	9	3	3,749	489	7	4
Short-term investments	4,287	4	137	0	5,186	268	457	62
Cash equivalents	9,171	0	911	0	4,857	48	402	22
Other assets	139	139	0	0	164	164	0	0
Separate account assets	167,270	1,091	0	0	219,971	1,283	0	0
Total assets	$463,142	$6,975	$33,159	$906	$586,319	$9,164	$42,695	$1,716
Future policy benefits	$5,163	$5,163	$0	$0	$9,068	$9,068	$0	$0
Policyholders’ account balances	3,745	3,745	0	0	1,436	1,436	0	0
Other liabilities(3)	2,832	1	0	0	1,860	0	0	0
Total liabilities	$11,740	$8,909	$0	$0	$12,364	$10,504	$0	$0
__________
(1)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.5% and 2.7%, respectively, as of September 30, 2022, and 1.6% and 4.0%, respectively, as of December 31, 2021.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.5 billion of public fixed maturities as of September 30, 2022, with values primarily based on indicative broker quotes, and approximately $3.2 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	September 30, 2022
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$214,847	61.3%	$20,922	$235,769
Public, held-to-maturity, at amortized cost, net of allowance	1,128	0.3	0	1,128
Private, available-for-sale, at fair value	50,896	14.5	8,694	59,590
Private, held-to-maturity, at amortized cost, net of allowance	71	0.1	0	71
Fixed maturities, trading, at fair value	4,605	1.3	887	5,492
Assets supporting experience-rated contractholder liabilities, at fair value	2,580	0.7	0	2,580
Equity securities, at fair value	4,653	1.3	1,599	6,252
Commercial mortgage and other loans, at book value, net of allowance	47,838	13.6	8,070	55,908
Policy loans, at outstanding balance	6,254	1.8	3,666	9,920
Other invested assets, net of allowance(1)	13,021	3.7	4,118	17,139
Short-term investments, net of allowance	5,037	1.4	137	5,174
Total general account investments	350,930	100.0%	48,093	399,023
Invested assets of other entities and operations(2)	6,216		0	6,216
Total investments	$357,146		$48,093	$405,239

	December 31, 2021
	PFI Excluding Closed Block Division(3)		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$276,868	65.0%	$28,167	$305,035
Public, held-to-maturity, at amortized cost, net of allowance	1,413	0.3	0	1,413
Private, available-for-sale, at fair value	56,660	13.3	10,237	66,897
Private, held-to-maturity, at amortized cost, net of allowance	101	0.1	0	101
Fixed maturities, trading, at fair value	7,473	1.8	1,137	8,610
Assets supporting experience-rated contractholder liabilities, at fair value	3,358	0.8	0	3,358
Equity securities, at fair value	5,587	1.3	2,288	7,875
Commercial mortgage and other loans, at book value, net of allowance	49,146	11.6	8,241	57,387
Policy loans, at outstanding balance	6,571	1.5	3,815	10,386
Other invested assets, net of allowance(1)	12,485	2.9	4,358	16,843
Short-term investments, net of allowance	6,043	1.4	557	6,600
Total general account investments	425,705	100.0%	58,800	484,505
Invested assets of other entities and operations(2)	7,694		0	7,694
Total investments	$433,399		$58,800	$492,199
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in the first nine months of 2022 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

As of September 30, 2022 and December 31, 2021, 45% and 48%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$109,042	$146,600
Public, held-to-maturity, at amortized cost, net of allowance	1,128	1,413
Private, available-for-sale, at fair value	18,390	21,079
Private, held-to-maturity, at amortized cost, net of allowance	71	101
Fixed maturities, trading, at fair value	587	839
Assets supporting experience-rated contractholder liabilities, at fair value	2,580	3,328
Equity securities, at fair value	1,606	2,187
Commercial mortgage and other loans, at book value, net of allowance	18,283	19,969
Policy loans, at outstanding balance	2,434	2,726
Other invested assets(1)	4,311	4,203
Short-term investments, net of allowance	171	692
Total Japanese general account investments	$158,603	$203,137
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in the first nine months of 2022 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by net business inflows and the reinvestment of net investment income.

As of September 30, 2022, our Japanese insurance operations had $77.6 billion, at carrying value, of investments denominated in U.S. dollars, including $1.6 billion that were hedged to yen through third-party derivative contracts and $67.2 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2021, our Japanese insurance operations had $92.5 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $80.2 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure of U.S. dollar-equivalent equity. The $14.9 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2021 was primarily attributable to an increase in U.S. interest rates partially offset by reinvestment of net investment income and portfolio growth as a result of net business inflows.

Our Japanese insurance operations had $5.3 billion and $8.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of September 30, 2022 and December 31, 2021, respectively. The $2.7 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2021 was primarily attributable to run-off of the portfolio and an increase in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

2022 to 2021 Three Month Comparison

	Three Months Ended September 30, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.57%	$1,663	2.82%	$954	3.72%	$2,617	$343	$2,960
Assets supporting experience-rated contractholder liabilities	0.00	0	1.07	7	1.07	7	0	7
Equity securities	2.18	15	1.04	4	1.73	19	9	28
Commercial mortgage and other loans	3.82	277	3.63	169	3.75	446	82	528
Policy loans	4.88	46	3.94	24	4.51	70	54	124
Short-term investments and cash equivalents	3.24	118	3.07	12	3.23	130	7	137
Gross investment income	4.33	2,119	2.88	1,170	3.67	3,289	495	3,784
Investment expenses	(0.04)	(50)	(0.13)	(74)	(0.08)	(124)	(40)	(164)
Investment income after investment expenses	4.29%	2,069	2.75%	1,096	3.59%	3,165	455	3,620
Other invested assets(3)		(30)		6		(24)	(21)	(45)
Investment results of other entities and operations(4)		56		0		56	0	56
Total investment income		$2,095		$1,102		$3,197	$434	$3,631

	Three Months Ended September 30, 2021
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.51%	$1,753	2.73%	$994	3.65%	$2,747	$362	$3,109
Assets supporting experience-rated contractholder liabilities	2.82	139	0.89	7	2.54	146	0	146
Equity securities	1.06	7	1.02	6	1.04	13	10	23
Commercial mortgage and other loans	3.85	344	3.79	189	3.83	533	84	617
Policy loans	5.00	48	3.79	27	4.48	75	57	132
Short-term investments and cash equivalents	0.57	16	0.52	1	0.57	17	1	18
Gross investment income	4.04	2,307	2.81	1,224	3.51	3,531	514	4,045
Investment expenses	(0.10)	(40)	(0.14)	(62)	(0.12)	(102)	(32)	(134)
Investment income after investment expenses	3.94%	2,267	2.67%	1,162	3.39%	3,429	482	3,911
Other invested assets(3)		491		133		624	168	792
Investment results of other entities and operations(4)		14		0		14	0	14
Total investment income		$2,772		$1,295		$4,067	$650	$4,717

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
(5)The total yield was 3.62% and 3.46% for the three months ended September 30, 2022 and 2021, respectively.
(6)The denominator in the yield percentage includes “Assets held-for-sale.” See Note 1 of the Unaudited Interim Consolidated Statement for additional information.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily the result of higher returns on short-term investments based on an increase in short-term rates and higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily the result of higher returns on short-term investments based on an increase in short-term rates and higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $59.9 billion and $60.3 billion for the three months ended September 30, 2022 and 2021, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $5.4 billion and $7.7 billion for the three months ended September 30, 2022 and 2021, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

2022 to 2021 Nine Month Comparison

	Nine Months Ended September 30, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.53%	$5,131	2.75%	$2,863	3.68%	$7,994	$1,021	$9,015
Assets supporting experience-rated contractholder liabilities	1.79	123	1.00	23	1.60	146	0	146
Equity securities	1.54	34	2.89	41	2.07	75	29	104
Commercial mortgage and other loans	3.62	870	3.65	521	3.64	1,391	242	1,633
Policy loans	4.94	139	3.92	75	4.53	214	162	376
Short-term investments and cash equivalents	1.82	184	2.08	18	1.83	202	10	212
Gross investment income	4.08	6,481	2.84	3,541	3.53	10,022	1,464	11,486
Investment expenses	(0.07)	(139)	(0.13)	(197)	(0.10)	(336)	(104)	(440)
Investment income after investment expenses	4.01%	6,342	2.71%	3,344	3.43%	9,686	1,360	11,046
Other invested assets(3)		554		142		696	148	844
Investment results of other entities and operations(4)		37		0		37	0	37
Total investment income		$6,933		$3,486		$10,419	$1,508	$11,927

	Nine Months Ended September 30, 2021
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.55%	$5,293	2.71%	$2,939	3.66%	$8,232	$1,117	$9,349
Assets supporting experience-rated contractholder liabilities	2.95	444	0.95	23	2.67	467	0	467
Equity securities	1.13	24	2.84	46	1.87	70	34	104
Commercial mortgage and other loans	3.93	1,043	3.81	564	3.89	1,607	265	1,872
Policy loans	5.12	151	4.06	87	4.67	238	165	403
Short-term investments and cash equivalents	0.50	42	0.46	3	0.50	45	2	47
Gross investment income	4.08	6,997	2.82	3,662	3.54	10,659	1,583	12,242
Investment expenses	(0.13)	(187)	(0.14)	(180)	(0.13)	(367)	(93)	(460)
Investment income after investment expenses	3.95%	6,810	2.68%	3,482	3.41%	10,292	1,490	11,782
Other invested assets(3)		1,034		348		1,382	375	1,757
Investment results of other entities and operations(4)		112		0		112	0	112
Total investment income		$7,956		$3,830		$11,786	$1,865	$13,651
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
(5)The total yield was 3.48% for both the nine months ended September 30, 2022 and 2021.
(6)The denominator in the yield percentage includes “Assets held-for-sale.” See Note 1 of the Unaudited Interim Consolidated Statement for additional information.

The increase in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily the result of higher returns on short-term investments based on an increase in short-term rates and higher fixed income reinvestment rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily the result of higher returns on short-term investments based on an increase in short-term rates and higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $59.4 billion and $59.9 billion for the nine months ended September 30, 2022 and 2021, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $6.2 billion and $8.0 billion for the nine months ended September 30, 2022 and 2021, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(30)	$(11)	$(14)	$28
Write-downs on fixed maturities(1)	(20)	0	(81)	0
Net gains (losses) on sales and maturities	76	144	(837)	1,343
Fixed maturity securities(2)	26	133	(932)	1,371
(Addition to) release of allowance for credit losses on loans	(16)	38	(79)	92
Net gains (losses) on sales and maturities	0	0	(10)	1
Commercial mortgage and other loans	(16)	38	(89)	93
Derivatives	(609)	14	(1,354)	1,021
OTTI losses on other invested assets recognized in earnings	(8)	(31)	(14)	(46)
(Addition to) release of allowance for credit losses on other invested assets	(2)	0	(3)	0
Other net gains (losses)	(11)	43	91	136
Other	(21)	12	74	90
Subtotal	(620)	197	(2,301)	2,575
Investment results of other entities and operations(3)	77	67	255	66
Total — PFI excluding Closed Block Division	(543)	264	(2,046)	2,641
Related adjustments	(912)	(148)	(2,564)	(876)
Realized investment gains (losses), net, and related adjustments	(1,455)	116	(4,610)	1,765
Charges related to realized investment gains (losses), net	(9)	(18)	(564)	(254)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$(1,464)	$98	$(5,174)	$1,511
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(13)	$(1)	$(23)	$16
Write-downs on fixed maturities(1)	0	0	(31)	0
Net gains (losses) on sales and maturities	(124)	87	(180)	359
Fixed maturity securities(2)	(137)	86	(234)	375
(Addition to) release of allowance for credit losses on loans	(7)	5	(16)	12
Net gains (losses) on sales and maturities	0	0	0	0
Commercial mortgage and other loans	(7)	5	(16)	12
Derivatives	175	77	328	116
(Addition to) release of allowance for credit losses on other invested assets	(2)	0	(2)	0
Other net gains (losses)	0	0	(7)	2
Other	(2)	0	(9)	2
Subtotal — Closed Block Division	29	168	69	505
Consolidated PFI realized investment gains (losses), net	$(514)	$432	$(1,977)	$3,146
__________
(1)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.

Three Month Comparison. Net gains on sales and maturities of fixed maturity securities were $76 million for the third quarter of 2022 primarily driven by the impact of foreign currency exchange rate movements on non-U.S. dollar-denominated securities that matured or were sold within our International Businesses, partially offset by net losses on sales of fixed maturity securities in a higher interest rate environment. Net gains on sales and maturities of fixed maturity securities were $144 million for the third quarter of 2021 primarily driven by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $609 million, for the third quarter of 2022 primarily included:

•$955 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates; and
•$80 million of losses on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts.

Partially offsetting these losses were:

•$364 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro, British Pound, and Australian dollar; and
•$117 million of gains on capital hedges due to decreases in equity indices.

Net realized gains on derivative instruments of $14 million, for the third quarter of 2021 primarily included:

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

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Market experience updates” and “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 13 for additional details on adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the third quarter of 2022 and 2021 reflect net related adjustments of $(912) million and $(148) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives. Results for the third quarter of 2022 also include the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the third quarter of 2022 and 2021 reflected net charges of $9 million and $18 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves.

Nine Month Comparison. Net losses on sales and maturities of fixed maturity securities were $837 million for the first nine months of 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $1,343 million for the first nine months of 2021 primarily driven by the sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments and the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $1,354 million, for the first nine months of 2022 primarily included:

•$4,138 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates; and
•$124 million of losses on credit default swaps due to spreads widening.

Partially offsetting these losses were:

•$1,762 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;
•$660 million of gains on capital hedges due to decreases in equity indices; and
•$608 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro, British Pound, and Australian dollar.

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

Results for the first nine months of 2022 and 2021 reflected net related adjustments of $(2,564) million and $(876) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives. Results for the first nine months of 2022 also include the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Results for the first nine months of 2022 and 2021 reflect net charges of $564 million and $254 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

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

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	September 30, 2022					December 31, 2021
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$38,927	$330	$5,499	$2	$33,756	$37,669	$3,362	$175	$1	$40,855
Consumer non-cyclical	30,876	429	4,869	23	26,413	30,345	3,675	182	0	33,838
Utility	24,719	382	3,895	20	21,186	23,617	3,076	114	21	26,558
Capital goods	15,859	224	2,562	32	13,489	14,556	1,352	85	9	15,814
Consumer cyclical	10,468	190	1,317	2	9,339	10,504	1,049	52	0	11,501
Foreign agencies	4,103	121	386	0	3,838	5,204	603	21	0	5,786
Energy	11,168	215	1,421	0	9,962	11,487	1,336	60	0	12,763
Communications	6,523	153	984	15	5,677	6,524	1,041	53	39	7,473
Basic industry	6,618	123	956	5	5,780	6,385	662	41	1	7,005
Transportation	9,553	184	1,446	5	8,286	9,532	997	69	19	10,441
Technology	4,305	40	634	0	3,711	4,723	274	41	3	4,953
Industrial other	4,452	56	1,042	0	3,466	4,340	540	35	0	4,845
Total corporate securities	167,571	2,447	25,011	104	144,903	164,886	17,967	928	93	181,832
Foreign government(2)	68,144	5,299	4,085	1	69,357	82,752	11,741	521	1	93,971
Residential mortgage-backed(3)	2,184	27	225	0	1,986	2,451	117	13	0	2,555
Asset-backed	9,249	156	270	4	9,131	8,678	114	10	0	8,782
Commercial mortgage-backed	7,786	28	560	0	7,254	8,434	459	15	0	8,878
U.S. Government	25,922	1,178	3,277	0	23,823	20,747	5,133	21	0	25,859
State & Municipal	10,012	206	929	0	9,289	9,992	1,667	8	0	11,651
Total fixed maturities, available-for-sale(4)	$290,868	$9,341	$34,357	$109	$265,743	$297,940	$37,198	$1,516	$94	$333,528
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of September 30, 2022 and December 31, 2021, based on amortized cost, 87% and 89%, respectively, represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing no more than 5% of the balance.
(3)As of September 30, 2022 and December 31, 2021, based on amortized cost, 99% and 97% were rated A or higher, respectively.
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

The decrease in net unrealized gains (losses) from December 31, 2021 to September 30, 2022 was primarily due to an increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	September 30, 2022					December 31, 2021
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$396	$22	$0	$418	$2	$486	$49	$0	$535	$5
Basic industry	7	0	0	7	0	9	0	0	9	0
Total corporate securities	403	22	0	425	2	495	49	0	544	5
Foreign government(2)	661	140	0	801	0	833	221	0	1,054	0
Residential mortgage-backed(3)	137	8	0	145	0	191	14	0	205	0
Total fixed maturities, held-to-maturity	$1,201	$170	$0	$1,371	$2	$1,519	$284	$0	$1,803	$5
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both September 30, 2022 and December 31, 2021, based on amortized cost, 97% represent Japanese government bonds held by our Japanese insurance operations.
(3)As of September 30, 2022 and December 31, 2021, based on amortized cost, 94% and 100% were rated A or higher, respectively.
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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2022					December 31, 2021
NAIC Designation(1) (2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$198,679	$7,960	$20,423	$4	$186,212	$207,926	$28,904	$666	$0	$236,164
2	74,081	1,096	11,676	0	63,501	70,437	7,283	408	0	77,312
Subtotal High or Highest Quality Securities(4)	272,760	9,056	32,099	4	249,713	278,363	36,187	1,074	0	313,476
3	11,081	181	1,393	0	9,869	12,279	716	235	0	12,760
4	5,078	80	610	1	4,547	5,475	194	140	9	5,520
5	1,449	17	185	25	1,256	1,389	68	47	27	1,383
6	500	7	70	79	358	434	33	20	58	389
Subtotal Other Securities(5) (6)	18,108	285	2,258	105	16,030	19,577	1,011	442	94	20,052
Total fixed maturities, available-for-sale(7)	$290,868	$9,341	$34,357	$109	$265,743	$297,940	$37,198	$1,516	$94	$333,528
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of September 30, 2022 and December 31, 2021, 684 securities with amortized cost of $6,674 million (fair value, $5,992 million) and 617 securities with amortized cost of $4,547 million (fair value, $4,596 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of September 30, 2022, includes gross unrealized losses of $1,220 million on public fixed maturities and $1,038 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2021, includes gross unrealized losses of $295 million on public fixed maturities and $147 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of September 30, 2022, includes $223,004 million of public fixed maturities and $49,756 million of private fixed maturities and, as of December 31, 2021, includes $234,323 million of public fixed maturities and $44,040 million of private fixed maturities.
(5)On an amortized cost basis, as of September 30, 2022, includes $8,958 million of public fixed maturities and $9,150 million of private fixed maturities and, as of December 31, 2021, includes $9,824 million of public fixed maturities and $9,753 million of private fixed maturities.
(6)On an amortized cost basis, as of September 30, 2022, securities considered below investment grade based on low issue composite ratings total $15,194 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
(7)Excludes “Assets held-for-sale” of $13,569 million at fair value as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2022					December 31, 2021
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,127	$165	$0	$1,292	$1	$1,428	$276	$0	$1,704	$3
2	74	5	0	79	1	91	8	0	99	2
Subtotal High or Highest Quality Securities(3)	1,201	170	0	1,371	2	1,519	284	0	1,803	5
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,201	$170	$0	$1,371	$2	$1,519	$284	$0	$1,803	$5
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of both September 30, 2022 and December 31, 2021, there were no gross unrealized losses on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of September 30, 2022, includes $1,130 million of public fixed maturities and $71 million of private fixed maturities and, as of December 31, 2021, includes $1,418 million of public fixed maturities and $101 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	September 30, 2022				December 31, 2021
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,656	$6,633	$7,775	$7,243	$7,180	$7,225	$8,423	$8,867
AA	2,331	2,205	0	0	1,395	1,395	0	0
A	182	169	2	2	12	12	2	2
BBB	19	18	9	9	18	20	9	9
BB and below	61	106	0	0	73	130	0	0
Total(4)	$9,249	$9,131	$7,786	$7,254	$8,678	$8,782	$8,434	$8,878
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2022, including S&P, Moody’s, Fitch Ratings, Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by education loans, auto loans and other asset types.
(3)As of both September 30, 2022 and December 31, 2021, based on amortized cost, 99% were securities with vintages of 2013 or later.

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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2022		December 31, 2021
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$5,906	$5,902	$6,361	$6,388
AA	2,281	2,155	1,295	1,292
A	12	10	10	10
BBB	13	11	10	10
BB and below	11	9	8	8
Total(2)(3)	$8,223	$8,087	$7,684	$7,708
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of September 30, 2022, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both September 30, 2022 and December 31, 2021.
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
Commercial mortgage and agricultural property loans	$47,427	$48,550
Uncollateralized loans	453	561
Residential property loans	42	67
Other collateralized loans	101	70
Total recorded investment gross of allowance(1)	48,023	49,248
Allowance for credit losses	(185)	(102)
Total net commercial mortgage and other loans(2)	$47,838	$49,146
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both September 30, 2022 and December 31, 2021, respectively.
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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	September 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,474	36.8%	$17,744	36.5%
South Atlantic	7,256	15.3	7,570	15.6
Middle Atlantic	5,388	11.4	5,179	10.7
East North Central	2,561	5.4	2,490	5.1
West South Central	5,211	11.0	4,965	10.2
Mountain	1,948	4.1	2,203	4.5
New England	1,331	2.8	1,409	2.9
West North Central	486	1.0	468	1.0
East South Central	1,179	2.5	1,099	2.3
Subtotal-U.S.	42,834	90.3	43,127	88.8
Europe	2,919	6.2	3,308	6.8
Asia	767	1.6	919	1.9
Other	907	1.9	1,196	2.5
Total commercial mortgage and agricultural property loans(2)	$47,427	100.0%	$48,550	100.0%
__________
(1)Regions as defined by the United States Census Bureau.
(2)Excludes “Assets held-for-sale” of $6,580 million as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

	September 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$11,565	24.4%	$11,773	24.3%
Retail	4,791	10.1	5,294	10.9
Office	7,695	16.2	8,454	17.4
Apartments/Multi-Family	13,665	28.8	13,734	28.3
Agricultural properties	4,838	10.2	4,375	9.0
Hospitality	1,738	3.7	1,601	3.3
Other	3,135	6.6	3,319	6.8
Total commercial mortgage and agricultural property loans(1)	$47,427	100.0%	$48,550	100.0%
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

As of September 30, 2022, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.40 times and a weighted-average loan-to-value ratio of 57%. As of September 30, 2022, 95% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2022, the weighted-average debt service coverage ratio was 2.29 times, and the weighted-average loan-to-value ratio was 62%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.5 billion and $2.3 billion of such loans as of September 30, 2022 and December 31, 2021, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both September 30, 2022 and December 31, 2021, there were less than $1 million, of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	September 30, 2022
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$23,071	$1,107	$715	$24,893
60%-69.99%	13,681	1,029	1,015	15,725
70%-79.99%	5,328	497	506	6,331
80% or greater	132	121	225	478
Total commercial mortgage and agricultural property loans	$42,212	$2,754	$2,461	$47,427

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	September 30, 2022
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2022	$3,043	6.4%
2021	7,524	15.9
2020	3,763	7.9
2019	6,930	14.6
2018	6,675	14.1
2017	4,376	9.2
2016	4,306	9.1
2015 & Prior	10,777	22.7
Revolving Loans	33	0.1
Total commercial mortgage and agricultural property loans	$47,427	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
Allowance, beginning of year	$102	$207
Addition to (release of) allowance for credit losses	79	(87)
Reclassified (to) from “Assets held-for-sale”(1)	0	(15)
Other	4	(3)
Allowance, end of period	$185	$102
________
(1)See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The allowance for credit losses as of September 30, 2022 increased compared to December 31, 2021 primarily related to increases in loan-specific reserves as well as increases in reserves to reflect declining market conditions.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	September 30, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$770	$361	$4	$1,127	$1,158	$699	$0	$1,857
Other Common Stocks	2,760	822	135	3,447	2,553	1,073	34	3,592
Non-redeemable Preferred Stocks	40	48	9	79	97	49	8	138
Total equity securities, at fair value(1)	$3,570	$1,231	$148	$4,653	$3,808	$1,821	$42	$5,587
__________
(1)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.” Excludes “Assets held-for-sale” of $322 million at fair value as of December 31, 2021. See Note 1 of the Unaudited Interim Consolidated Financial Statements for additional information.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, still held at period end, recorded within “Other income (loss),” was $(282) million and $85 million during the three months ended September 30, 2022 and 2021, respectively. The net change in unrealized gains (losses) from equity securities attributable to

PFI excluding Closed Block division still held at period end, recorded within “Other income (loss),” was $(696) million and $328 million during the nine months ended September 30, 2022 and 2021, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$5,637	$5,163
Hedge funds	2,288	2,044
Real estate-related	1,746	1,487
Subtotal equity method	9,671	8,694
Fair value:
Private equity	921	1,124
Hedge funds	1,028	1,078
Real estate-related	37	34
Subtotal fair value	1,986	2,236
Total LPs/LLCs	11,657	10,930
Real estate held through direct ownership(1)	679	889
Derivative instruments	52	337
Other(2)	633	329
Total other invested assets(3)	$13,021	$12,485
__________
(1)As of September 30, 2022 and December 31, 2021, real estate held through direct ownership had mortgage debt of $205 million and $274 million, respectively.
(2)Primarily includes equity investments accounted for under the measurement alternative, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

	September 30, 2022	December 31, 2021
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$482	$478
Fixed maturities, trading, at fair value(1)	198	213
Equity securities, at fair value	630	699
Commercial mortgage and other loans, at book value(2)	988	1,279
Other invested assets	3,911	4,990
Short-term investments	7	35
Total investments	$6,216	$7,694
__________
(1)As of September 30, 2022 and December 31, 2021, balances include investments in CLOs with fair value of $273 million and $329 million, respectively.

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

See “—Current Market Conditions” above for a discussion of recent market conditions and the impacts to our liquidity and capital positions.

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

From the beginning of 2022 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In February, we issued $1.0 billion of junior subordinated notes. We used these proceeds in September to redeem our $1.0 billion of 5.875% junior subordinated notes due in 2042.
•In April, we completed the sale of our Full Service Retirement business. Also, in April, we completed the sale of a portion of our in-force traditional variable annuities block of business through the sale of PALAC. See Note 1 to the Unaudited Interim Consolidated Financial Statements for additional information on these transactions.
•In August, we issued $1.5 billion of junior subordinated notes. We intend to use these proceeds for general corporate purposes, which may include the redemption or repurchase of our $1.5 billion of junior subordinated notes due in 2043.
•In September, we redeemed our $1.0 billion of 5.875% junior subordinated notes due in 2042, as discussed above.

Capital

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of September 30, 2022, the Company had $51.4 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	September 30, 2022	December 31, 2021
	(in millions)
Equity(1)	$37,376	$40,552
Junior subordinated debt (including hybrid securities)	9,088	7,619
Other capital debt	4,978	5,073
Total capital	$51,442	$53,244
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

PICA’s RBC ratio as of December 31, 2021, its most recent statutory fiscal year-end and RBC reporting date, was 456%. PICA’s RBC ratio is calculated on a consolidated basis and included Prudential Retirement Insurance and Annuity Company (“PRIAC”), Pruco Life Insurance Company (“Pruco Life”), Pruco Life Insurance Company of New Jersey (“PLNJ”), which is a subsidiary of Pruco Life, and Prudential Legacy Insurance Company of New Jersey (“PLIC”).

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of June 30, 2022, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	769%
Gibraltar Life consolidated(2)	883%
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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for the nine months ended September 30, 2022.

	Dividend Amount		Shares Repurchased
Three months ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
March 31, 2022	$1.20	$462	3.3	$375
June 30, 2022	$1.20	$457	3.6	$375
September 30, 2022	$1.20	$454	3.9	$375

See “—Current Market Conditions” above for a discussion of recent market conditions and their potential impact to our share repurchase program.

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

As of September 30, 2022, Prudential Financial had highly liquid assets with a carrying value totaling $6,071 million, an increase of $1,845 million from December 31, 2021. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $5,115 million as of September 30, 2022, an increase of $1,562 million from December 31, 2021.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Highly Liquid Assets, beginning of period	$3,553	$5,560
Dividends and/or returns of capital from subsidiaries(1)	1,171	2,030
Affiliated (borrowings)/loans - (capital activities)	(403)	406
Capital contributions to subsidiaries(2)	(2,527)	(84)
Total Business Capital Activity	(1,759)	2,352
Share repurchases(3)	(1,113)	(2,097)
Common Stock dividends(4)	(1,371)	(1,374)
Business dispositions(5)	4,481	648
Total Share Repurchases, Dividends and Business Disposition Activity	1,997	(2,823)
Proceeds from the issuance of debt	2,474	0
Repayments of debt	(1,002)	(908)
Total Debt Activity	1,472	(908)
Proceeds from stock-based compensation and exercise of stock options	255	272
Net income tax receipts & payments	170	212
Interest income on intercompany agreements	15	31
Interest paid on external debt	(691)	(702)
Affiliated (borrowings)/loans - (operating activities)(6)	420	(39)
Swap terminations	(22)	(69)
Other, net	(295)	(122)
Total Other Activity	(148)	(417)
Net increase/(decrease) in highly liquid assets	1,562	(1,796)
Highly Liquid Assets, end of period	$5,115	$3,764
__________
(1)2022 includes $998 million from international insurance and investment subsidiaries, $136 million from PGIM subsidiaries, $32 million from Prudential Annuities Holding Company, and $5 million from other subsidiaries. 2021 includes $1,159 million from international insurance and investment subsidiaries, $420 million from Prudential Annuities Holding Company, $393 million from PGIM subsidiaries, and $58 million from other subsidiaries.

(2)2022 includes capital contributions of $1,000 million to PICA, $780 million to an international reinsurance subsidiary, $487 million to international insurance subsidiaries, and $260 million to other subsidiaries. The majority of the capital contribution to our international reinsurance subsidiary was to fund the payment of ceding commissions to our domestic insurance subsidiaries. 2021 includes $75 million to international insurance subsidiaries and $9 million to PGIM subsidiaries.
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
Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During the first nine months of 2022, Prudential Financial received dividends of $32 million from Prudential Annuities Holding Company. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During the first nine months of 2022, Prudential Financial received dividends of $998 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During the first nine months of 2022, Prudential Financial received dividends and returns of capital of $136 million from PGIM subsidiaries and dividends of $5 million from other subsidiaries.
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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2022
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2021(2)
	(in billions)
Cash and short-term investments	$9.2	$1.2	$2.9	$13.3	$14.0
Fixed maturity investments(3):
High or highest quality	107.4	26.6	16.5	150.5	214.9
Other than high or highest quality	7.4	2.7	1.6	11.7	16.2
Subtotal	114.8	29.3	18.1	162.2	231.1
Public equity securities, at fair value	1.3	1.6	0.3	3.2	4.2
Total	$125.3	$32.1	$21.3	$178.7	$249.3
__________
(1)Represents legal entity view and as such includes both domestic and international activity.
(2)Includes $24.4 billion and $12.2 billion related to PRIAC and PALAC, respectively. See Note 1 to the Unaudited Consolidated Financial Statements for more information about these dispositions.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	September 30, 2022
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2021
	(in billions)
Cash and short-term investments	$0.8	$2.4	$1.9	$5.1	$4.9
Fixed maturity investments(3):
High or highest quality(4)	30.7	64.7	9.0	104.4	138.0
Other than high or highest quality	0.3	1.4	2.3	4.0	5.0
Subtotal	31.0	66.1	11.3	108.4	143.0
Public equity securities	1.8	1.4	0.1	3.3	4.5
Total	$33.6	$69.9	$13.3	$116.8	$152.4
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of September 30, 2022, $76.4 billion, or 73%, were invested in government or government agency bonds.

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

The hedging portion of our Individual Retirement Strategies’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of September 30, 2022, the derivatives comprising the hedging portion of our Individual Retirement Strategies’ ALM strategy and capital hedge program were in a net post position of $8.5 billion compared to a net post position of $5.5 billion as of December 31, 2021. The change in collateral position was primarily driven by the impact of increasing interest rates partially offset by equity market depreciation.

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

	Nine Months Ended September 30,
Cash Settlements: Received (Paid)	2022	2021
	(in millions)
Income Hedges (External)(1)	$28	$21
Equity Hedges:
Internal(2)	610	328
External	(219)	(40)
Total Equity Hedges	391	288
Total Cash Settlements	$419	$309

Assets (Liabilities):	September 30, 2022	December 31, 2021
	(in millions)
Income Hedges (External)(3)	$16	$47
Equity Hedges:
Internal(2)	1,806	955
External	43	(20)
Total Equity Hedges(4)	1,849	935
Total Assets (Liabilities)	$1,865	$982
__________
(1)Includes non-yen related cash settlements of $12 million, primarily denominated in Chilean peso, Brazilian real, and Australian dollar, and $11 million, primarily denominated in Brazilian real, Australian dollar, and Chilean peso for the nine months ended September 30, 2022 and 2021, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related liabilities of $18 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso as of September 30, 2022 and assets of $28 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2021.
(4)As of September 30, 2022, approximately $68 million, $754 million, $589 million and $438 million of the net market values are scheduled to settle in 2022, 2023, 2024, and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated.

	September 30, 2022			December 31, 2021
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$6,019	$2,204	$8,223	$7,393	$2,792	$10,185
Cash collateral for loaned securities(1)	5,835	30	5,865	4,168	82	4,250
Securities sold but not yet purchased	1	0	1	3	0	3
Total(2)(3)	$11,855	$2,234	$14,089	$11,564	$2,874	$14,438
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$10,778	$2,234	$13,012	$10,637	$2,874	$13,511
Weighted average maturity, in days(4)	27	N/A		31	N/A
__________
(1)Excludes “Liabilities held-for-sale” of $5,680 million December 31, 2021.
(2)The daily average outstanding balance for the three and nine months ended September 30, 2022 was $11,819 million and $11,715 million, respectively, for PFI excluding the Closed Block division, and $2,517 million and $2,792 million, respectively, for the Closed Block division.
(3)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.
(4)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of September 30, 2022, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $82.2 billion, of which $13.2 billion were on loan. Taking into account market conditions and outstanding loan balances as of September 30, 2022, we believe approximately $8.7 billion of the remaining eligible assets are readily lendable, including approximately $5.8 billion relating to PFI excluding the Closed Block division, of which $1.9 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $2.9 billion relating to the Closed Block division.

Financing Activities

As of September 30, 2022, total short-term and long-term debt of the Company on a consolidated basis was $20.7 billion, an increase of $1.3 billion from December 31, 2021. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position, and other factors.

	September 30, 2022			December 31, 2021
Borrowings:	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$403	$428	$25	$395	$420
Current portion of long-term debt	0	173	173	0	0	0
Other short-term debt	0	0	0	0	98	98
Subtotal	25	576	601	25	493	518
General obligation long-term debt:
Senior debt	10,115	0	10,115	10,109	173	10,282
Junior subordinated debt	9,044	43	9,087	7,564	54	7,618
Surplus notes(1)	0	345	345	0	344	344
Subtotal	19,159	388	19,547	17,673	571	18,244
Total general obligations	19,184	964	20,148	17,698	1,064	18,762
Limited and non-recourse borrowings(2):
Short-term debt	0	11	11	0	7	7
Current portion of long-term debt	0	155	155	0	197	197
Long-term debt	0	351	351	0	378	378
Total limited and non-recourse borrowings	0	517	517	0	582	582
Total borrowings	$19,184	$1,481	$20,665	$17,698	$1,646	$19,344
__________
(1)Amounts are net of assets under set-off arrangements of $10,866 million and $10,691 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $205 million and $274 million as of September 30, 2022 and December 31, 2021, respectively, and a $300 million draw on a credit facility that has recourse only to collateral pledged by the Company as of both September 30, 2022 and December 31, 2021.

As of September 30, 2022, and December 31, 2021, the Company was in compliance with all debt covenants related to the borrowings in the table above. For additional information on the Company’s short- and long-term debt obligations, see Note 9 to the Unaudited Interim Consolidated Financial Statements contained herein and Note 17 to the Company’s Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Prudential Financial’s consolidated borrowings increased $1.3 billion from December 31, 2021, primarily driven by a $1.5 billion increase in Prudential Financial borrowings and a $165 million decrease in subsidiary borrowings. In February 2022, the Company issued $1.0 billion in aggregate principal amount of 5.125% junior subordinated notes due in March 2052. In August 2022, the Company issued $1.2 billion in aggregate principal amount of 6.00% junior subordinated notes due in September 2052 and $300 million in aggregate principal amount of 5.95% junior subordinated notes due in September 2062. In September 2022, the Company redeemed, in full, $1.0 billion in aggregate principal amount of 5.875% junior subordinated notes due in 2042.

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

We have entered into agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). We had Credit-Linked Note Structures with an aggregate issuance capacity of $14,600 million as of both September 30, 2022 and December 31, 2021, of which $12,896 million and $12,721 million was outstanding, respectively. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note

Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of September 30, 2022.

	Surplus Notes		Outstanding as of September 30, 2022
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2022-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2022-2034	2,130	(2)	2,150
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,466		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	950		1,200
Total Credit-Linked Note Structures			$12,896		$14,600
__________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $250 million.
(2)The $2,130 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of September 30, 2022, we also had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which $1,125 million relates to Regulation XXX reserves and $1,900 million relates to Guideline AXXX reserves. In addition, as of September 30, 2022, for purposes of financing Guideline AXXX reserves, one of our captives had $3,982 million of surplus notes outstanding that were issued to affiliates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2022, there have been no material changes in our exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases by the Company during the three months ended September 30, 2022, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program(2)
July 1, 2022 through July 31, 2022	1,315,467	$95.39	1,310,274
August 1, 2022 through August 31, 2022	1,251,687	$100.20	1,247,579
September 1, 2022 through September 30, 2022	1,354,984	$92.57	1,350,195
Total	3,922,138		3,908,048	$375,000,000
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

ITEM 6. EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc., effective September 13, 2022. Incorporated by reference to Exhibit 3.1 to the Registrant’s September 13, 2022 Current Report on Form 8-K.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH - XBRL	Taxonomy Extension Schema Document.

101.CAL - XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL	Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

GLOSSARY

Throughout this Quarterly Report on Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	PRIAC	Prudential Retirement Insurance and Annuity Company
Company	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PFI	Prudential Financial, Inc. and its subsidiaries	Prudential	Prudential Financial, Inc. and its subsidiaries
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential Financial	Prudential Financial, Inc.
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company, Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.

Defined Terms

Board	Prudential Financial's Board of Directors	Moody's	Moody's Investors Service, Inc.
Closed Block	Certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	Morningstar	Morningstar, Inc.
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
Exchange Act	The Securities Exchange Act of 1934	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Fitch	Fitch Ratings Inc.	PGIM	The global investment management businesses of Prudential Financial, Inc.
Fortitude	Fortitude Group Holdings, LLC	POT	Prudential Life Insurance Company of Taiwan Inc.
Great-West	Great-West Life & Annuity Insurance Company	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation	S&P	Standard & Poor's Rating Services
Inflation Reduction Act	The Inflation Reduction Act of 2022	U.S. GAAP	Generally accepted accounting principles in the United States of America

Acronyms

ACL	Allowance for Credit Losses	MRB	Market Risk Benefits
ALM	Asset Liability Management	NAIC	National Association of Insurance Commissioners
AOCI	Accumulated Other Comprehensive Income (Loss)	NAV	Net Asset Value
ASC	Accounting Standards Codification	NJDOBI	New Jersey Department of Banking and Insurance
ASU	Accounting Standards Update	NPR	Non-Performance Risk
AUD	Australian Dollar	OCI	Other Comprehensive Income (Loss)
bps	Basis Points	OTC	Over-The-Counter
CECL	Current Expected Credit Loss	OTTI	Other-Than-Temporary Impairments
CLO	Collateralized Loan Obligations	PALAC	Prudential Annuities Life Assurance Corporation
COVID-19	2019 Novel Coronavirus	PDI	Prudential Defined Income
DAC	Deferred Policy Acquisition Costs	RAF	Risk Appetite Framework
DSI	Deferred Sales Inducements	RBC	Risk-Based Capital
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FSA	Financial Services Agency (an agency of the Japanese government)	SVO	Securities Valuation Office
GICs	Guaranteed Investment Contracts	TBA	To-Be-Announced
GILTI	Global Intangible Low-Taxed Income	TDR	Troubled Debt Restructuring
GMDB	Guaranteed Minimum Death Benefits	URR	Unearned Revenue Reserve
HDI	Highest Daily Lifetime Income	U.S.	The United States of America
LIBOR	London Inter-Bank Offered Rate	USD	U.S. Dollar
LPs/LLCs	Limited Partnerships and Limited Liability Companies	VIEs	Variable Interest Entities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations	VOBA	Value of Business Acquired

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential Financial, Inc.
By:	/S/ KENNETH Y. TANJI
Kenneth Y. Tanji Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 3, 2022