Form 10-K
period 2022-12-31
PRUDENTIAL FINANCIAL INC
filed 2023-02-16
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $35.65 billion and 373 million shares of the Common Stock were outstanding. As of January 31, 2023, 366 million shares of the registrant’s Common Stock (par value $0.01) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2023, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2022.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) rapidly rising interest rates and equity market declines and their impact on our liquidity, capital positions, cash flows, results of operations and financial position; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience, morbidity experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates, equity prices and foreign currency exchange rates that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) U.S. state insurance laws and developments regarding group-wide supervision, capital and reserves, (e) insurer capital standards outside the U.S. and (f) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) an inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (11) ratings downgrades; (12) market conditions that may adversely affect the sales or persistency of our products; (13) competition; (14) reputational damage; (15) the costs, effects, timing, or success of our plans to execute our strategy; and (16) the risks related to COVID-19 could reemerge. Prudential Financial, Inc. does not undertake to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses and investment in our securities.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “PICA” refers to The Prudential Insurance Company of America. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations.

PART I

ITEM 1.	BUSINESS

Overview

Prudential Financial, Inc. (“Prudential Financial” or “PFI”), a global financial services leader and premier active global investment manager with approximately $1.377 trillion of assets under management as of December 31, 2022, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates we offer a wide array of financial products and services, including life insurance, annuities, retirement-related products and services, mutual funds and investment management. We offer these products and services to individual and institutional customers through proprietary and third-party distribution networks. Our principal executive offices are located in Newark, New Jersey, and Prudential Financial’s Common Stock is publicly traded on the New York Stock Exchange under the ticker symbol “PRU”.

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
•PGIM Real Estate—provides a broad range of public and private real estate debt and equity strategies as well as private equity investments with a focus on secondary transactions in the small and mid-cap market.
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
•Revenues from commercial mortgage origination and servicing.
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

U.S. Businesses—Retirement Strategies
Serves the retirement needs of both our institutional and individual customers. Our Institutional Retirement Strategies business develops and distributes retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors, both domestically and internationally in the United Kingdom. Our Individual Retirement Strategies business develops and distributes individual variable and fixed annuity products in the U.S., primarily to mass affluent (households with investable assets or annual income in excess of $100,000) and affluent (households with investable assets in excess of $250,000) customers with a focus on innovative product design and risk management strategies.

Products
We offer a variety of products and solutions to serve different retirement needs and goals:
Institutional Retirement Strategies
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
Individual Retirement Strategies
Indexed Variable Annuities
•The Prudential FlexGuard® indexed variable annuity, offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual minimums and maximums, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a Return of Purchase Payment (“ROP”) death benefit at no additional charge.

•The Prudential FlexGuard® Income indexed variable annuity offers similar investment and crediting features as The Prudential FlexGuard® product, with a focus on income protection by providing a protected income benefit for an additional fee. Crediting strategies are limited during the income phase.
Traditional Variable Annuities
•The Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
•The Prudential MyRock® Advisor Variable Annuity, a fee-based product that offers an optional Dynamic Income Benefit (“IB”) rider that provides longevity protection through a preset withdrawal percentage applied to a variable income base. In addition, the product offers either a basic death benefit or an ROP death benefit. Both the IB and the ROP are available for an additional fee.
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

Retirement Strategies (Continued)

Revenues and Profitability
Our revenues primarily come in the form of:
Institutional Retirement Strategies
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
Individual Retirement Strategies
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

Marketing and Distribution
Institutional Retirement Strategies
We primarily distribute products through the following channels:
•Pension risk transfer through actuarial consultants and third-party brokers.
•Structured settlements through third-party specialized brokers.
•Voluntary income products and other group annuities directly to plan sponsors.
•Stable value products through our proprietary sales force and third-party intermediaries.
Individual Retirement Strategies
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
Competition
Institutional Retirement Strategies
We compete with other large, well-established insurance companies, asset managers and diversified financial institutions primarily based on:
•Pricing.
•Structuring capabilities.
•Our ability to offer innovative product solutions and successfully execute large-scale transactions.
We are a leader in providing innovative pension risk management solutions to plan sponsors and in the stable value market. We believe the pension risk transfer market continues to offer attractive opportunities that are aligned with our expertise.
Individual Retirement Strategies
We are among the industry’s largest providers of individual annuities and we compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies, and private equity firms.
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

Products

We offer a variety of products, through both non-experience rated contracts (where we assume all mortality/morbidity risk) and experience rated contracts (where mortality/morbidity experience is shared between us and the clients), and services through the following businesses:

Group Life Insurance

•Employer-paid, employee-paid and member-paid coverages for term life, group universal life and group variable universal life insurance, as well as accidental death and dismemberment insurance. Certain coverages allow employees to retain their coverage when they change employers or retire, and we offer waiver of premium coverage in the event the insured suffers a qualifying disability.

•Group corporate-, bank- and trust-owned life insurance in the form of group variable life insurance contracts utilizing separate accounts. These products are typically used by large corporations to fund deferred compensation plans and benefit plans for retired employees.

Group Disability Insurance

•Short-term and long-term group disability insurance, which protect against loss of wages due to illness or injury. Short-term disability generally provides weekly benefits for three to six months while long-term disability benefits are typically paid monthly, following a waiting period, and generally continue until the insured either returns to work or reaches normal retirement age.

•Other supplemental health solutions, including accident and critical illness insurance.

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

Competition

We compete with other large, well-established life and health insurance providers in mature markets. We compete primarily based on brand recognition, service capabilities, customer relationships, financial strength, our range of product offerings and price. Our pricing of group insurance products is reflective of the large number of competitors in the marketplace. While the majority of our premiums are derived from the National segment, we are actively seeking to grow our Premier and Association segments.

Employee-paid coverage is important as employers attempt to control costs and shift benefit decisions and funding to employees who continue to value workplace benefits. Our profitability is dependent, in part, on the voluntary coverage marketplace, which will be affected by future employment and compensation rates.

U.S. Businesses—Individual Life

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

Products

We offer a variety of products, consisting of base contracts and riders, that serve different protection needs and goals, including:

Variable Life—permanent coverage for life with potential to accumulate policy cash value based on underlying investment options.

•Our variable life policies offer flexibility in payment options and the potential to accumulate cash value through a suite of underlying investment options or a fixed rate option.

•Indexed variable life policies provide index-linked investment options (index strategies) in addition to a suite of underlying investment options or a fixed rate option. Index strategies credit interest to the cash value that is linked to, but not an investment in, the performance of an external index, subject to certain parameters such as cap, step, participation, and buffer rates, and contractual minimums/maximums.

Universal Life—permanent coverage for life with the potential to accumulate policy cash value.

◦Our universal life policies offer flexibility in payment options and the potential to accumulate cash value in an account that earns interest based on a crediting rate determined by the Company, subject to contractual minimums.

◦Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the performance of an external index subject to certain cap and participation rates and contractual minimums/maximums.

Term Life—coverage for a specified number of years with a guaranteed tax-advantaged death benefit.

•Most of our term life policies offer an income tax-free death benefit and guaranteed premiums that will stay the same during the level-premium period.

•Most of our term life policies also offer a conversion option that allows the policyholder to convert the policy into a permanent policy that can potentially cover the insured for life.

Other

•Final Expense Insurance—a whole life product that provides coverage in smaller face amounts, typically used for funeral expenses.

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

◦Executes a solutions-oriented business model centered around client relationships while strengthening and driving Prudential’s brand promise.

◦Receives a market-based allowance from other Prudential business segments for distributing their products, which is eliminated between the segments in consolidation.

•Assurance IQ:

◦A wholly-owned consumer solutions platform that leverages data science and technology to distribute proprietary simplified products consisting of term life and final expense insurance (as well as other third-party life, health and financial wellness solutions) directly to retail shoppers primarily through its digital and agent channels.

•Direct-to-Consumer through:

◦The digital platform, Prudential.com, provides distribution of our simplified products online.

◦Personal Advisory Group is Prudential’s sales desk where customers can speak to an agent via phone to fulfill their insurance or investment needs.

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
•Policyholder behavior;
•Interest rates;
•Expenses;
•Premium payment patterns;
•Performance of ceded reinsurance;
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

U.S. Businesses—Assurance IQ
Leverages data science and technology to primarily distribute third-party products (Medicare, life, health, and property and casualty products) and proprietary insurance products directly to retail shoppers through its digital and agent channels. Additionally, Assurance IQ may help customers fulfill financial wellness needs by matching them with other product providers or intermediaries.

Products

Assurance IQ distributes the following products:

•Medicare—third-party Medicare Supplement and Medicare Advantage for qualifying Medicare beneficiaries.

•Life—third-party life insurance products, including term life, final expense, and whole life protection, as well as simplified products consisting of proprietary term life and final expense insurance. Most carriers’ products allow for simplified underwriting to enable faster policy placement.

•Health Under 65—third-party primary and supplemental health insurance that help cover an individual’s medical and prescription expenses, including product coverage provided under the Affordable Care Act.

•Property and Casualty—primarily third-party auto and home insurance coverage that indemnifies customers for loss caused by accidents, theft, natural disasters and other events where property damage or financial loss may occur.

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

We primarily distribute products through the following channels:

•Hub Agents—Licensed agents employed by Assurance IQ who work in certain strategic locations across the U.S. or via remote arrangements. Agents are compensated through a combination of base and incentive pay.

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

•Third-Party Case Referrals—Assurance IQ transfers shoppers in the form of calls, clicks and leads to selected marketing partners who may be able to alternatively serve a shopper’s specific needs for Medicare, property and casualty insurance, and various personal finance, life and health products.

Assurance IQ (Continued)

Revenues and Profitability

Our revenues primarily come in the form of:

•Commissions received from product manufacturers.

•Case referral revenues earned from marketing partners related to the transfer of calls, clicks or leads.

Our profitability will be substantially impacted by (i) our ability to achieve scale in the long-term and (ii) the impact of our customer retention experience and assumptions on our revenue valuation.

Competition

We compete with large and small Medicare, life, health and property and casualty retail distributors, third-party brokers, and other fintech and insurtech companies.

We compete based on several factors, including: marketing reach and effectiveness; the ability to effectively match shoppers to products and solutions using data science; our capacity to meet shoppers’ demands; and the quality of our technology platform, which optimizes the customer experience and enables agents to efficiently service shoppers.

International Businesses

Develops and distributes life insurance, retirement products and certain accident and health products with fixed benefits to mass affluent and affluent customers through our Life Planner operations in Japan, Brazil, Argentina and Mexico. Our Gibraltar Life and Other operations also provide similar products, as well as advisory and administration services to broad middle income and mass affluent customers across Japan, and through our joint ventures in Chile, China, India and Indonesia, and our strategic investments in Ghana, Kenya and South Africa through multiple distribution channels (including banks, independent agencies and Life Consultants).

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

Investment Products—primarily represented by U.S. dollar-denominated investment contracts sold by our Gibraltar Life operations in Japan.
•Represents single-pay whole life products where credited interest rates are reset periodically for certain products.
•Most of our investment contracts impose a market value adjustment if the contract is not held to maturity.

Accident and Health Products—that provide the following:
•Benefits to cover accidental death and dismemberment, hospitalization, surgeries, as well as costs of cancer and other dread diseases often sold as supplementary riders and not as stand-alone products; and
•Waiver of premium coverage where required premiums are waived in the event the customer suffers a qualifying disability.

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

•Third-party channels:

◦Bank Distribution Channel—sells primarily life insurance products intended to provide savings features, premature death protection and estate planning benefits as well as investment products primarily denominated in U.S. dollars. We view this channel as an adjunct to our core Life Planner and Life Consultant distribution channels. We have relationships with each of Japan’s four largest banks, as well as many regional banks, and we continue to explore opportunities to expand our distribution capabilities through this channel, as appropriate.

◦Independent Agency Distribution Channel—sells protection products and high cash value products for retirement benefits through the corporate market, and a variety of other products including protection and investment products through the individual market. Our focus is to maintain a diverse mix of independent agency relationships, including corporate agencies and other independent agencies, with a balanced focus on individual and corporate markets.

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

Corporate Operations—Consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, and tax credit and other tax-enhanced investments financed by business segments; (3) capital debt, including any related interest expense and financing costs, that is used or will be used to meet the capital requirements of the Company; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

•Full Service Retirement Business—In the third quarter of 2021, we entered into a definitive agreement to sell our Full Service Retirement business. The results of this business and the impact of its anticipated sale were transferred from the Retirement segment to Divested and Run-off Businesses at that time. The sale was completed in the second quarter of 2022.

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

As discussed in Note 15 to the Consolidated Financial Statements, if the performance of the Closed Block is more or less favorable than we originally assumed in funding, total dividends paid to Closed Block policyholders in the future may be greater or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales that were in effect in 2000 had been continued. A policyholder dividend obligation liability is established for any excess experience, which may be available for distribution over time to Closed Block policyholders as part of policyholder dividends, unless offset by future Closed Block experience that is less favorable than expected. This excess experience will not be available to shareholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from PICA’s assets outside of the Closed Block. Each year, the Board of Directors of PICA determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains and losses, mortality experience and other factors. See Note 22 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block division.

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

Seasonality of Key Financial Items

The following chart summarizes our key areas of seasonality in our results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
PGIM	Higher compensation expense(1)			Other related revenues tend to be higher(2)
Retirement Strategies - Institutional	Higher reserve gains(3)	Higher reserve gains(3)	Lower reserve gains(3)	Lower reserve gains(3)
Individual Life	Lowest underwriting gains		Highest underwriting gains
Assurance IQ			Higher expenses ahead of annual Medicare enrollment	Higher revenue, and associated variable expenses, driven by annual Medicare enrollment
International Businesses	Highest premiums	Lowest premiums
Corporate & Other	Higher compensation expense(1)
All Businesses		Impact of annual assumption updates(4)		Higher expenses(5)
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
(4)Impact of annual reviews and update of assumptions and other refinements. Excludes PGIM.
(5)Expenses are typically higher than the quarterly average in the fourth quarter. Excludes Assurance IQ.

Reinsurance

We regularly enter into third-party reinsurance agreements as either the ceding entity or the assuming entity. We also enter into affiliated reinsurance agreements as both the ceding and assuming entity for capital management purposes. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. Conversely, as an assuming entity, exposure to the risks reinsured is increased by assuming certain rights and obligations of the underlying insurance products from a counterparty.

We enter into reinsurance agreements as the ceding entity for a variety of reasons, but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth, facilitate the disposition of a block of business, and for capital management purposes. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. On a Company-wide basis, we evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure.

We enter into reinsurance agreements as the assuming entity as part of our normal product offering process (e.g., certain pension risk transfer products in our Institutional Retirement Strategies business) or in order to facilitate an acquisition of a block of business.

The following table summarizes our current uses of third-party reinsurance in each of the applicable reporting segments. For additional details related to certain of these agreements, see Note 14 to the Consolidated Financial Statements.

Segment	Primary Type of Reinsurance	Purpose
Corporate & Other	Ceded	Ceded reinsurance of certain retirement products in conjunction with our 2022 sale of the Full Service Retirement business. See Note 1 to the Consolidated Financial Statements for additional information regarding this sale.
Retirement Strategies	Ceded/Assumed
Institutional Retirement Strategies
Assumed reinsurance as part of our international reinsurance pension risk transfer products.
Individual Retirement Strategies
Ceded reinsurance includes the following products:
•A portion of HDI v.3.0 variable annuity business issued between April 1, 2015 to December 31, 2016;
•Certain fixed indexed annuity business (specifically for PruSecure® and SurePath®) issued effective October 15, 2019; and
•Fixed indexed annuities and fixed annuities with guaranteed lifetime withdrawal benefits issued between July 1, 2019 and December 31, 2022.
Assumed reinsurance in conjunction with our 2006 acquisition of The Allstate Corporation (“Allstate”) variable annuity business and reinsurance of certain annuity products retained in connection with the sale of PALAC. See Note 1 to the Consolidated Financial Statements for additional information regarding this sale.

Group Insurance	Ceded	Ceded reinsurance on most products to limit losses from large claims (in response to client requests and for capital management purposes).
Individual Life	Ceded/Assumed	Ceded reinsurance covering a variety of products to mitigate mortality risk. On policies sold since 2000, we have reinsured a significant portion of our mortality risk externally, with that portion varying over time depending on market factors and strategic objectives.

Assumed reinsurance in conjunction with our 2013 acquisition of The Hartford’s individual life insurance business.
International Businesses	Ceded	Ceded reinsurance to mitigate mortality and morbidity risk for certain products.

Intangible and Intellectual Property

We capture and protect the innovation in our financial services products by applying for federal business method patents and implementing copyright and trade secret controls, as appropriate. We also use numerous federal, state, common law and foreign service marks, including in particular “Prudential”, the “Prudential logo”, our “Rock” symbol and “PGIM”. We believe that the value associated with many of our patents, copyrights and trade secrets, and the goodwill associated with many of our service marks, are significant competitive assets.

Since 2004, we have had an agreement with Prudential plc of the United Kingdom (“U.K.”), with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” Since 2019, the agreement has also included M&G plc of the U.K., the parent of The Prudential Assurance Company Limited, following its demerger from Prudential plc. The agreement restricts use of the “Prudential” and “Pru” names and marks in a number of countries outside the Americas, including Europe, Africa and most parts of Asia. Where these limitations apply, we combine our “Rock” symbol with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

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
•Taxation
◦U.S. Taxation
◦International Taxation
•International and Global Regulatory Initiatives

Several of our domestic and foreign regulators participate in an annual supervisory college facilitated by the New Jersey Department of Banking and Insurance (“NJDOBI”). The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of the Company’s risk profile. The most recent supervisory college was held in October 2022.

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

DOL Fiduciary Rules

In 2016, the DOL issued a rule that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity (the “2016 Rules”). In 2018, the Fifth Circuit Court of Appeals vacated the 2016 Rules. Prior to being vacated, the 2016 Rules adversely impacted sales in our Retirement Strategies businesses and resulted in increased compliance costs. In December 2020, the DOL issued a new prohibited transaction exemption, which became effective on February 16, 2021, that replaced the previously vacated “best interest contract exemption.” The new exemption allows fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. Compliance with the new exemption has resulted in increased costs, in particular in the Prudential Advisors distribution system, which we include in the results of our Individual Life segment.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The best interest standards became effective on June 30, 2020. The standards apply to recommendations to purchase certain products offered by our PGIM, Retirement Strategies and Individual Life businesses, and have resulted in increased compliance costs, in particular in our Prudential Advisors distribution system, which we include in the results of our Individual Life segment.

U.S. State Standard of Care Regulation

In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation states the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state, with 30 states having adopted the model to date. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards. For example, in July 2018, the New York State Department of Financial Services (“NY DFS”) issued an amendment to its suitability regulations which imposes a best-interest standard on the sale of annuity and life insurance products in New York. The amendments became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. Also, the Massachusetts Securities Division has adopted a fiduciary standard of conduct which applies to broker-dealers and its agents.

Japan Standard of Care Regulation

Outside the U.S., in 2017 the Japanese Financial Services Agency (“FSA”) announced the “Principles for Customer-Oriented Business Conduct,” a set of recommended general principles for financial institutions to adopt when performing client related financial services, which was further amended in 2021. The principles have been adopted by The Prudential Life Insurance Company Ltd. (“Prudential of Japan”), Gibraltar Life, and The Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”). The FSA encourages voluntary adoption of these fiduciary principles as a best practice, but adoption is not required by regulation. Companies’ policies regarding their fiduciary duties can be tailored based on their specific business, such as target clients and complexity of products. Once companies adopt the principles and establish a policy, they are required to publicly disclose the policy, implement measures to ensure their employees fulfill their fiduciary duties, periodically assess the measures’ effectiveness and publish the progress of these measures.

U.S. State Insurance Holding Company Regulation

We are subject to the insurance holding company laws in the states where our insurance subsidiaries are domiciled, which currently include New Jersey, Arizona and Indiana, or are treated as commercially domiciled, such as New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system, including an assessment of the group’s risk management and current and future solvency position. Generally, all transactions affecting the insurers in the holding company system must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC has developed and implemented a group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology to serve as an additional tool to help state regulators assess potential risks within and across insurance groups.

•Macroprudential Framework. The NAIC is developing a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the NAIC has identified liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration as areas of focus.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. NJDOBI, along with the insurance regulators of Arizona, Connecticut and Indiana, has commenced a global consolidated group-wide examination of Prudential and its subsidiaries for the five-year period ended December 31, 2021. We expect the examination to conclude in 2023.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions include expanding the current NAIC designations used in the RBC calculation from six bond structures to twenty. The new factors did not materially impact our RBC calculation. The NAIC is undertaking a second phase of this project to refine capital charges for structured securities. We cannot predict what impact the second phase of this work may ultimately have on our RBC calculation.

•Longevity/Mortality Risk. In 2021, the NAIC’s Life Risk-Based Capital Working Group adopted longevity risk factors for some annuity products and a correlation adjustment between longevity and mortality risk factors. The Company assumes this longevity risk primarily in its Retirement Strategies businesses. The new factors did not materially impact our RBC calculation. In June 2022, the NAIC adopted new C-2 mortality factors for year-end 2022 that differentiate between products based on the length of the mortality guarantee and degree of pricing flexibility. The new factors are not expected to have a material impact on our RBC calculation.

•Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. Development of the new Generator is ongoing, and the NAIC expects implementation to occur no earlier than 2025. We cannot predict what impact a new Generator may ultimately have on our businesses.

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

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. In 2022, the NAIC initiated a planned review of the Standard Projection implemented in 2020. The NAIC may update prescribed assumptions and/or methodologies and will be considering whether the calculation should be a binding requirement or disclosure only.

•Asset Adequacy Testing. In June 2022, the NAIC adopted Actuarial Guideline 53. The new guideline provides guidance and requires additional sensitivity tests and disclosures for complex or high yielding assets.

•New York Annuity and Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding our reserving methodologies for certain variable annuity and life insurance products, certain of our New York licensed insurance subsidiaries hold additional statutory reserves on a New York basis, which reduces their New York statutory surplus. None of our U.S. operating insurance companies are domiciled in New York, and these changes do not impact statutory reserves reported in our insurance subsidiaries’ states of domicile, or any states other than New York, and therefore do not impact RBC ratios; however, the agreed reserve methodologies may require us to increase our additional New York statutory reserves in the future. New York’s version of PBR, which became effective in January 2020, allows for modifications to the NAIC valuation model and New York’s modifications might require us to increase our New York statutory reserves. In 2022, as a result of a periodic examination, the NY DFS determined that we would be required to change certain Asset Adequacy Testing methodologies that may require us to hold additional reserves on a New York statutory basis. If we were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to individual and group annuity or insurance products, our ability to deploy capital held within our U.S. domestic insurance subsidiaries for other purposes could be affected.

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

•Yearly Renewable Term Reinsurance Reserve Credit. In August 2021, the NAIC adopted a limit on yearly renewable term (“YRT”) reserve credits (Amendment Proposal Form 2020-10). The adoption requires insurers to complete the phase-in of pre-2020 PBR business by December 31, 2024, unless an insurer receives an additional extension of up to four years by their domiciliary commissioner. Prudential was granted approval for a seven-year transition along with an adjustment to the starting point for the year-ended December 31, 2021. The amendment allows a prudent level of future mortality improvement (“FMI”) beyond the valuation date starting in 2022. The NAIC has implemented an FMI assumption for 2022.

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

•Interest Maintenance Reserve. In November 2022, in response to the rapidly rising interest rate environment, the NAIC undertook to reassess the statutory accounting treatment of negative interest maintenance reserve (“IMR”). Currently, negative IMR is non-admitted and reduces statutory surplus. A change to the statutory accounting treatment of negative IMR could therefore cause an increase in statutory surplus. We cannot, at this time, predict what action the NAIC may take.

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

Long-Term Care Rate Regulation

During 2019, the NAIC established a new Long-Term Care Insurance Task Force under the Executive Committee. It is charged with (1) developing a consistent national approach for reviewing long-term care insurance rates that result in actuarially appropriate increases being granted by the states in a timely manner and eliminates cross-state rate subsidization, and (2) ensuring consumers are provided with meaningful options to modify their contract benefits in situations where the premiums are no longer affordable due to rate increases. The rate review workgroup has developed a voluntary program for both companies and states to participate in, with full implementation targeted in 2023. It is unknown how many states or companies will participate in this program. The consumer options working group has developed guidance for states to consider during their review of reduced benefit options offered by companies. Neither group has created specific regulatory requirements but these developments should enhance uniformity amongst states during rate increase requests and associated reduced benefit option reviews.

Registered Index Linked Annuities

The NAIC established the Index-Linked Variable Annuity Subgroup (“Subgroup”) which was charged with evaluating registered index linked annuities (“RILAs”) and providing recommendations and changes, as appropriate, to nonforfeiture, or interim value requirements related to the product. The Life Actuarial Task Force of the NAIC adopted a draft actuarial guideline for RILA interim value requirements, effective for contracts issued on or after July 1, 2024. We cannot predict what impact new or changes in existing regulation, or how state regulators may apply the regulations, may have on our business.

Data and Underwriting

The NAIC Accelerated Underwriting Working Group is continuing to evaluate insurers’ use of external data and data analytics in accelerated life insurance underwriting. The Working Group is drafting guidance that explores the current state of the industry and its use of accelerated underwriting in life insurance and recommendations for regulators and insurers when evaluating accelerating underwriting. In addition, the NAIC is researching the use of big data and artificial intelligence, including machine learning in the business of insurance, and will evaluate existing regulatory frameworks.

Climate Change

In 2020, the NAIC established a Climate and Resiliency Task Force under the Executive Committee to coordinate domestic and international discussions and engagement on climate-related risk and resiliency issues. To date, the Task Force has implemented updates to the NAIC’s annual Climate Risk Disclosure Survey and developed proposed enhancements to existing regulatory tools to address climate-related risks, which the NAIC continues to evaluate.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. The majority of state guaranty association laws provide a tax offset for a percentage of the assessment against future years’ premium taxes. For the years ended December 31, 2022, 2021 and 2020, we paid $0.4 million, $0.5 million and $1 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of future assessments on our U.S. insurance companies under these laws, we have established estimated reserves totaling approximately $29 million as of December 31, 2022, for future assessments relating to insurance companies that are currently subject to insolvency proceedings, including Penn Treaty Network America Insurance Company, Executive Life of California and Lincoln Memorial Life Insurance Company.

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

U.S. Federal and State Health Insurance Plan Regulation

The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education Reconciliation Act (together, the “Affordable Care Act”), as well as state insurance laws, include numerous provisions governing the marketing and sale of health insurance plans. Congress from time to time considers health care reform that could decrease or increase the attractiveness of health insurance products sold by Assurance IQ, or have an unfavorable or favorable effect on our ability to earn revenues from sales of these products. In addition, the marketing and sale of Medicare Advantage products by Assurance IQ is subject to federal laws, regulations and guidelines issued by the U.S. Centers for Medicare and Medicaid Services (“CMS”). In December 2022, CMS proposed certain changes to regulations governing the marketing and sale of Medicare Advantage products. If the proposed rule is enacted, these changes could impact Assurance IQ’s sales processes and ability to generate case referrals to third-party marketing partners.

Other Consumer Protection Regulation

Assurance IQ engages in certain marketing, lead generation and sales activities of certain insurance products that are subject to a variety of federal and state consumer protection laws and regulations, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Federal Trade Commission Act, and other laws and regulations enforced by the Federal Trade Commission, state Attorneys General, and/or state Departments of Insurance. The NAIC is in the process of examining industry lead generation practices but has not undertaken any formal activities. Assurance IQ ceased brokering residential mortgage loan products in December 2021 but has and continues to engage in lead generation of residential mortgage loan and other personal finance products, which also are subject to a variety of federal and state consumer protection laws and regulations, including laws and regulations enforced by the Consumer Financial Protection Bureau and/or state Departments of Banking.

International Insurance Regulation

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese FSA, the financial services regulator in Japan. In addition to Japan, we operate insurance companies in Argentina, Bermuda, Brazil and Mexico, and have insurance operations in China, India, Indonesia and Malaysia through joint ventures. We also have strategic investments in insurance operations in Ghana, Kenya and South Africa. The insurance regulatory bodies for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of insurance sales staff; (3) insurance product approvals; (4) sales practices; (5) claims payment practices; (6) permissible investments; (7) solvency and capital adequacy; (8) insurance reserves; (9) privacy; and (10) anti-money laundering and financial crimes, among other items. In some jurisdictions, for certain products, regulators will also mandate premium rates (or components of pricing) or minimum guaranteed interest rates. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses. Finally, insurance regulatory authorities in the various jurisdictions in which our insurance companies are domiciled, including Japan, must approve any change of control of the insurance companies organized under their laws.

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

Japan Capital and Solvency Regulation. Our Japan insurance operations are currently subject to a capital standard known as the Solvency Margin Ratio framework (“SMR”). This standard prescribes the manner in which an insurance company’s capital is calculated and is meant to respond to changes in financial markets, improve risk management practices of insurers and consider risks associated with the insurer’s subsidiaries. The Japan FSA has in recent years asked insurance market participants to engage in a series of annual field tests of a new market based alternative to the SMR framework called the Economic Solvency Ratio (“ESR”) that follows the Risk-based Global Insurance Capital Standard (“ICS”) the IAIS is developing, which is described below under “—Other International and Global Regulatory Initiatives.” We anticipate that the design of the ESR will continue to be informed by the development of the ICS and expect implementation to occur in 2026. Because of the potential for modifications to the ESR framework prior to implementation, we cannot predict what impact it may have on our businesses.

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

Insurance Guaranty Fund Assessments

Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In certain jurisdictions, we cannot predict the timing of future assessments and they may materially affect the results of operations of our international insurance operations in particular quarterly or annual periods. Under the Japanese insurance business law, all licensed life insurers in Japan are required to be members of and are assessed, on a pre-funded basis, by the Japan Policyholders Protection Corporation (“PPC”). These assessments generate a collective fund which is used to satisfy certain obligations of insolvent insurance companies to policyholders and claimants. The PPC assesses each member in an amount related to its premium income and policy reserves. For the years ended December 31, 2022, 2021 and 2020, we paid approximately $12 million, $25 million and $24 million, respectively, based on fixed currency exchange rates, in assessments pursuant to Japanese insurance guaranty association laws.

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

The Setting Every Community up for Retirement Enhancement (“SECURE”), enacted in 2020, is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals to 72 and removing the age cap (70 1/2) for making IRA contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years. The 2023 Consolidated Appropriations Act, enacted on December 29, 2022, includes what is known as SECURE 2.0, which largely builds upon the changes made by the SECURE Act. Key provisions of SECURE 2.0 include, among other things, (1) increasing the age for required minimum withdrawals; (2) changes to the automatic enrollment rules for 401(k) plans; (3) allowing greater catch-up contributions and financial incentives for plan participation; (4) treating an employee's student loan payments as elective deferrals for purposes of matching contributions; and (5) new options for plan distributions.

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

U.S. Securities and Commodity Operations

We have subsidiaries that are broker-dealers or investment advisers. The SEC, the CFTC, state securities authorities, FINRA, the NFA, the Municipal Securities Rulemaking Board, and similar authorities are, as applicable, the principal regulators of these subsidiaries.

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

International Investment and Retirement Products and Investment Management Operations

Our non-insurance international operations are supervised primarily by regulatory authorities in the countries in which they operate. We operate investment-related businesses in, among other jurisdictions, Japan, Taiwan, the U.K., Ireland, India, Hong Kong, Mexico, Germany, Luxembourg, the Netherlands, Switzerland, China and Singapore, and participate in investment-related joint ventures in China and South Africa and in a retirement related joint venture with operations in Chile, Peru and Columbia. These businesses may provide products such as investment management products and services, funds, separately managed accounts and retirement products. The regulatory authorities for these businesses typically oversee such issues as: (1) company licensing; (2) the licensing of investment product sales staff; (3) sales practices; (4) solvency and capital adequacy; (5) fund product approvals and related disclosures; and (6) securities, commodities, retirement, pension and related laws, among other items. In some cases, our international investment operations are also subject to U.S. securities laws and regulations.

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

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal, proprietary, or other non-public information, including intellectual property, health-related, and customer information, and to notify their customers and other appropriate individuals of their policies and practices relating to the collection, use and disclosure of such information. In addition, we are subject to international data protection and privacy laws, regulations, and directives concerning the safeguarding and protection of personal information, including as such laws relate to the cross border transfer or use of personal information.

These laws, regulations and directives also:

•require protections regarding or limiting the use and disclosure of certain sensitive personal information such as national identifier numbers (e.g., social security numbers) or racial or ethnic origin;
•require notice to affected individuals, regulators and others if there is a breach of the confidentiality, integrity, or availability of certain personal or confidential information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal or confidential information;
•provide individuals with certain rights over their personal information, such as the right to know what personal information is being collected and whether the information is being sold or shared, and the right to obtain portable copies of or request the deletion or correction of their personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Some countries have also instituted laws requiring in-country data processing and/or in-country storage of the personal information of its citizens, personal information collection in the jurisdiction, or other categories of in-scope data. Compliance with such laws may result in higher technology, administrative and other costs for us and affect how products and services are offered or require us to structure our businesses, operations and systems in less efficient ways.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act (the “CPRA”), which amends the CCPA and will become effective in 2023. Additional states, such as Colorado, Connecticut, Utah, and Virginia have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA that will also become effective in 2023. The NAIC is drafting updated model privacy legislation that will likely be completed in 2023, with states beginning to adopt the model in 2024. Internationally, a number of countries such as Brazil and Japan have enacted GDPR-like regulations, while others, such as India and Argentina, are considering such regulations or, in the case of China, have enacted other privacy and data security regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a similar regulation effective March 2017 and released its proposed amendments to the regulation in November 2022, which are expected to become effective in 2023. Other states have either implemented the Model Law or are anticipated to implement it or similar laws in the near future.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, we have developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. Among other things, the program establishes security standards for our technological resources and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises with independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We regularly engage with the broader security community and monitor cyber threat information.

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

The GILTI provision applies a minimum U.S. tax to earnings of foreign subsidiaries in excess of a 10% deemed return on tangible assets of consolidated foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. The amount of tax in any period on GILTI can depend on annual differences between U.S. taxable income recognition rules and taxable income recognition rules in the country of operations and the overall taxable income of U.S. operations, as well as U.S. expense allocation rules which limit the amount of foreign tax credits that can be applied to reduce the U.S. tax on the GILTI. Under certain circumstances, the taxable income of U.S. operations may cause more than 50% of earnings of foreign affiliates to be subject to the GILTI provision. In years that the U.S. consolidated PFI group incurs a net operating loss or has a loss from domestic businesses, including as a result of loss carrybacks, the GILTI provision would operate to cause a loss of U.S. tax benefits for some or all of those losses, effectively increasing the tax on foreign earnings.

The BEAT provision could, under certain conditions, increase our tax expense. The BEAT is an alternative tax implicated if tax deductible payments from U.S. companies to foreign affiliates that are at least 25% owned exceed 3% of total U.S. tax deductions. If implicated, the BEAT taxes modified taxable income at a rate of 10% beginning in 2019, and increasing to 12.5% in 2026, and is due if the calculated BEAT tax amount that is determined without the benefit of foreign and certain other tax credits is greater than the regular corporate tax in any given year. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions.

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

In January 2022, the Treasury Department and the IRS promulgated Final Regulations (the “Final FTC Regulations”) changing the criteria by which a foreign levy is treated as a foreign income tax or a tax in lieu of an income tax for which a foreign tax credit may be claimed. The Final FTC Regulations are effective for tax years beginning on or after December 28, 2021. The Final FTC Regulations provide that a foreign levy must satisfy an attribution or jurisdictional nexus rule to be a creditable foreign income tax. A foreign levy will not satisfy the jurisdictional nexus requirement if the foreign country’s transfer pricing rules do not require that the arm’s length principles apply. Brazil’s tax law may not follow arm’s length principles; therefore, as a result of the Final FTC Regulations, the Company may not be entitled to a foreign tax credit with respect to Brazil.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). Among other provisions, the Inflation Reduction Act imposes (1) a 15% alternative minimum tax on corporations (“CAMT”) with average applicable financial statement income over $1 billion for any three-year period ending with 2022 or later; and (2) a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. Both provisions are effective in taxable years beginning after December 31, 2022. The impact of the alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income. Additionally, there remain several open items with respect to the application of the alternative minimum tax on corporations, including how to apply the provision to insurance company separate accounts and certain forms of reinsurance, which will inform how and to what degree this tax impacts the Company.

The U.S. federal tax law provides that an election may be made pursuant to Internal Revenue Code Section 952 (the “952 election”) to subject earnings from certain insurance operations to tax in the U.S. in the tax year earned, net of related foreign tax credits. The Company made the 952 election effective for the 2017 and later tax years with respect to its affiliates incorporated in Brazil. In October 2019, the IRS issued a legal memorandum applicable to all taxpayers in which the IRS argues that the election became inoperable in 1998. The Company disagrees with the IRS’s position and the matter is now pending before IRS Independent Office of Appeals. If the Company is ultimately not successful, it will not be able to claim a U.S. tax credit for the Brazil taxes in excess of the U.S. tax rate, and thus will have a higher tax expense over time. For additional information regarding the 952 Election, see Note 16 to the Consolidated Financial Statements.

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

International Taxation

Our international businesses are subject to the tax laws and regulations of the countries in which they are organized and in which they operate. Foreign governments from time to time consider legislation that could impact the amount of taxes that we pay or impact the sales of our products. For example, the Organization of Economic Cooperation and Development (“OECD”) continues to study and make recommendations with respect to model global base erosion tax options that are being considered and may be adopted by foreign governments. In 2021, as part of its Global Anti-Base Erosion Model Rules (Pillar Two), the OECD recommended a 15% global minimum tax on adjusted financial reported income. Many jurisdictions, including Japan, the European Union, the United Kingdom and South Korea, have adopted or announced an intention to adopt Pillar Two for tax years beginning in 2024. There are several open items with respect to the possible application of the proposed rules which will determine how and to what degree this tax impacts the Company.

The Japan national corporate tax rate is 23.2% for tax years beginning on or after April 1, 2018. In addition, there are local income taxes that are applied to our income earned in Japan. Insurance commissions paid to our Life Planners and Life Consultants are subject to a 10% consumption tax for individuals exceeding certain earnings thresholds; however, the tax is not charged on employee compensation (other than commissions) or insurance premiums.

In July 2019, the Japan National Tax Authority issued rules limiting policyholders’ tax deductions for premiums paid on certain corporate insurance products. For information regarding sales of corporate insurance products within our international insurance operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—International Businesses.”

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

In July 2013, we, along with eight other global insurers, were designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. We remained designated as a G-SII until November 2018, at which point the FSB announced that it would not engage in an identification of G-SIIs based on the IAIS’ progress with development of the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). The Holistic Framework, which was adopted by the IAIS in November 2019, focuses on employing an Activities Based approach (“ABA”) to assessing and managing potential sources of systemic risk through enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning. In addition to the ABA elements, the Holistic Framework preserves the IAIS’ annual data collection and monitoring process. Upon the IAIS’ adoption of the Holistic Framework, the FSB initially suspended and in December 2022 discontinued the annual identification of G-SIIs. The FSB will now utilize assessments available through the Holistic Framework to evaluate systemic risk in the insurance sector.

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

Human Capital Resources

As of December 31, 2022, our employee population was comprised as set forth in the tables below:

Global Employee Profile
Region	Number of Employees(1)	Full-time Equivalent Positions(2)
U.S.	16,081	15,857
Non-U.S.	23,773	23,726
Total	39,854	39,583
 __________
(1)Excludes independent contractors and other individuals classified as non-employees in their respective jurisdictions.
(2)Represents the total number of full-time equivalent positions and does not reflect the total number of individual employees as some work part-time.

U.S. Top Leadership Diversity Metrics
	Diverse(1)	Women	People of Color(1)	Asian	Black	Latinx
Top Leadership(2)	58%	41%	28%	13%	6%	8%
1 Level Down	47%	40%	13%	13%	0%	0%
2 Levels Down	58%	44%	30%	16%	7%	5%
3 Levels Down	58%	40%	28%	13%	6%	8%
 __________
(1)The percentages set forth in this column are not intended to equal the sum of the percentages in the columns to their right.
(2)“Top Leadership” is defined as the approximately 350 senior leaders who are within three reporting levels of our Chairman and CEO and Vice-Chairman. The percentages set forth in this row are not intended to equal the sum of the percentages in the rows below.

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

Developing Employees

We believe that all employees deserve equal access to career opportunities. We have enhanced our talent practices and centralized career tools in our Talent Marketplace, an interactive and innovative platform that brings training, career advancement opportunities, and a career advisory program, together in one place. The Talent Marketplace offers employees the opportunity to grow as Prudential grows. Regardless of our employees’ level, business or function, all have access to Prudential’s talent tools, delivering on our commitment to advance and modernize our talent practices to offer equal opportunities to all employees to learn and grow.

Also, we require U.S. employees to attend training programs addressing core issues such as understanding racism and everyday bias, building cultural intelligence, and using tools and techniques to support an inclusive culture. The goal of these training programs is for all employees to develop a baseline understanding of these concepts, which we expect will better equip us to solve the financial challenges of our increasingly diverse customers. During 2022, the majority of our U.S. employees attended such training programs.

Retaining Employees

We believe that our rigorous talent acquisition process, provision of opportunities for professional enrichment and advancement throughout our employees’ careers, and our inclusive culture will enhance our ability to retain employees.

Prudential conducts a global employee engagement survey, entitled the “EQ Survey”. The EQ Survey solicits employee feedback addressing our culture, management, career opportunities, compensation and benefits. The results of the EQ Survey influence how we strengthen our culture and implement change within the Company. In 2022, over 88% of our eligible global employees responded to the EQ Survey.

Prudential’s annual turnover rate (including voluntary and involuntary terminations) in 2022 was 12.4%. Voluntary turnover among Prudential’s U.S. workforce was 9.2%. In 2022, Prudential filled over 3,800 positions in the United States and 32% of those positions were filled internally.

Protecting and supporting our employees is a priority at Prudential. At the outset of the COVID-19 pandemic, we quickly transitioned more than 97% of our U.S. workforce to remote working in a matter of days. During 2022, most of our workforce transitioned from fully remote work to a hybrid work arrangement.

Diversity and Inclusion at Prudential

We view inclusion, diversity and racial equity as a moral and business imperative. Our inclusive approach to human capital management starts with our Board of Directors. Our Board embodies diversity: 80% of Prudential’s independent directors are diverse. Our commitment to advance racial equity spans our talent practices, how we design and deliver our products, our investments and public policy work, and our support of community institutions.

To reinforce our commitment to diversity and inclusion, we use a diversity modifier in our long-term incentive program that ties the long-term incentive compensation of senior management to a performance objective based on the achievement of improved diversity outcomes across the organization.

Compensation Program and Retirement Plans

The philosophy underlying our compensation program is to provide an attractive, flexible, and market-based total compensation program tied to performance and aligned with the interests of our shareholders. Our objective is to recruit and retain the caliber of employees necessary to deliver sustained high performance to our shareholders, customers, and communities. Our compensation program is an important component of these overall human resources policies. Equally important, we view compensation practices as a means for communicating our goals and standards of conduct and performance and for motivating and rewarding employees in relation to their achievements.

We view retirement benefits as a key component of our compensation program because they encourage long-term service. Accordingly, we offer our employees a comprehensive benefits program that provides the opportunity to accumulate retirement income. This program includes both defined benefit and defined contribution plans.

Periodically, we compare the competitiveness of our benefits programs for our employees, including retirement benefits, against other employers with whom we broadly compete for talent. It is our objective to provide our employees with a benefits package that is at or around the median of the competitive market when compared to other employers.

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

Information About our Executive Officers

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 16, 2023, were as follows:

Name	Age	Title	Other Public Directorships
Charles F. Lowrey	65	Chairman, Chief Executive Officer and President	None
Robert M. Falzon	63	Vice Chair	None
Ann M. Kappler	64	Executive Vice President and General Counsel	None
Kenneth Y. Tanji	56	Executive Vice President and Chief Financial Officer	None
Andrew F. Sullivan	52	Executive Vice President and Head of International Businesses and PGIM	None
Caroline A. Feeney	53	Executive Vice President and Head of U.S. Businesses	None
Lucien A. Alziari	63	Executive Vice President and Chief Human Resources Officer	None
Stacey Goodman	60	Executive Vice President and Chief Information Officer	None
Candace J. Woods	62	Senior Vice President and Chief Actuary	None
Timothy L. Schmidt	64	Senior Vice President and Chief Investment Officer	None

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

Andrew F. Sullivan was elected Executive Vice President and Head of International Businesses and PGIM in January 2023. Previously, he served as Executive Vice President and Head of U.S. Businesses from December 2019 to December 2022. He also served as CEO of Prudential’s Workplace Solutions Group, which consisted of Prudential Retirement and Prudential Group Insurance. Before joining Prudential in 2011, he served as Senior Vice President at CareFirst BlueCross BlueShield. Previously, he spent eight years at Cigna where he held a number of senior leadership positions. He also held management roles at Diamond Technology Partners and DaimlerChrysler.

Caroline A. Feeney was elected Executive Vice President and Head of U.S. Businesses in January 2023. Prior to this role, she served as CEO of U.S. Insurance & Retirement Businesses from January 2021 to December 2022, which consisted of Group Insurance, Individual Life Insurance, Prudential Retirement Strategies, the Retail Advice and Solutions organization, as well as key support functions which include Enabling Solutions and Enterprise Capabilities. Previously, she was CEO of Individual Solutions, and prior to that, she was President of Prudential Individual Life Insurance and Prudential Advisors. Ms. Feeney joined Prudential in 1993.

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

Overview

The Company’s risk management framework documents the definition, potential manifestation, and management of its risks. The Company’s risks include investment, insurance, market, liquidity, and operational risk, as well as strategic risks that may cause the Company’s core business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory and technological changes and other external factors. The Company’s risks are further discussed below. Our risk management framework is described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

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

Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide returns over longer periods of time, aligning with the long-term nature of certain of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets with less price transparency include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower-than-expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.

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

Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:

•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations) and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.
•Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk that could emerge gradually over time. Longevity products, such as annuities, pension risk transfer and long-term care, may experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected mortality improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long term as the excess outflow is paid over time.
•Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

We use a variety of strategies to manage our mortality risks, including the use of reinsurance and derivative instruments. These strategies, however, may not be fully effective and may lead to payments to counterparties in excess of recoveries depending on how actual mortality experience emerges and on future changes in the level of premiums we pay to reinsurers. We may also benefit from offsetting impacts between our mortality and longevity products in adverse mortality or longevity scenarios; however, the extent of this offset may vary.

Certain of our insurance products are subject to morbidity risk, which is the risk that either incidence or continuation experience deviates adversely from what is expected. Morbidity risk is a biometric risk that can manifest in the following ways:

•Morbidity incidence is the risk that the rate at which policyholders become unhealthy (and qualify for benefits under insurance policies) deviates adversely from what is expected. We are exposed to morbidity incidence risk primarily through the short-term disability, long-term disability and long-term care products in the U.S., and through the accident and health products in Japan.
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

•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.
•Policyholder behavior risk is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor-owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Policyholder behavior risk is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long term as the excess outflow is paid over time.

Our ability to reprice products is limited and may not compensate for deviations from our expected insurance assumptions. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. For example, for our long-term care insurance products, our assumptions for reserves for future policy benefits have factored in an estimate of the timing and amount of anticipated and yet-to-be-filed premium rate increases, including those which may require state approval. Our actual experience obtaining pricing increases could be materially different than what we have assumed, resulting in further policy liability increases which could be material. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, other factors may impact our decision whether to raise premiums or adjust other charges sufficiently, or at all. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

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

Derivative instruments that we use to hedge and manage foreign exchange, interest rate and equity market risks associated with our products and businesses, and other risks might not perform as intended or expected, resulting in higher-than-expected realized losses and stresses on liquidity and/or regulatory capital. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged.

Market risk may limit opportunities for investment of available funds at desired returns, including due to the prevailing interest rate environment, or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and an increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives or portfolio rebalancing may increase the volatility of our U.S. GAAP results and our statutory capital.

Our investments, results of operations and financial condition may also be adversely affected by developments in the global economy, in the U.S. economy (including as a result of actions by the Federal Reserve with respect to interest rate and monetary policy, and adverse political developments), and in the Japanese economy (including due to the effects of inflation or deflation, interest rate volatility, changes in the Japan sovereign credit rating, and material changes in the value of the Japanese yen relative to the U.S. dollar). Global, U.S. or Japanese economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

For a discussion of the impact of current market conditions on our liquidity and capital resources outlook, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Market Conditions.”

For a discussion of the impact of changes in market conditions on our financial condition see Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Our insurance and annuity products and certain of our investment products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments as well as invested assets of other entities and operations. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. Some product liabilities are expected to have only modest risk related to interest rates because cash flows can be matched by available assets; however, other product liabilities generate long-term cash flows (i.e., 30 years or more), resulting in significant interest rate risk, since these cash flows cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. In addition, certain of our products provide for recurring premiums which may be invested at interest rates lower than the rates included in our pricing assumptions. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.

Our exposure to interest rates can manifest over years as in the case of earnings compression or in the short term by creating volatility in both earnings and capital. For example, some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under contracts and the rate of return we are able to earn on our general account investments supporting these contracts. When interest rates decline or remain low, we must invest in lower-yielding instruments, potentially reducing net investment income and constraining our ability to offer certain products. This risk is increased as more policyholders may retain their policies in a low rate environment. Since many of our policies and contracts have guaranteed minimum crediting rates or limit the resetting of crediting rates, the spreads could decrease or go negative.

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

For our International Businesses’ operations, our Retirement Strategies segment’s earnings on non-U.S. dollar-denominated reinsurance contracts and PGIM’s investment activities based in currencies other than the U.S. dollar, changes in foreign currency exchange rates create risk that we may experience volatility in the U.S. dollar-equivalent earnings and equity of these operations. We seek to manage this risk through various hedging strategies, including the use of foreign currency hedges and through holding U.S. dollar-denominated securities in the investment portfolios of certain of these operations. Additionally, our Japanese insurance operations offer a variety of non-Japanese yen denominated products. We seek to mitigate this risk by holding investments in corresponding currencies. For certain of our international insurance operations outside of Japan, we elect to not hedge the risk of changes in our subsidiary equity investments due to foreign exchange rate movements.

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

An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of organizational changes, including recent and planned changes related to the Company’s business transformation efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for additional information regarding our business transformation efforts.

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

Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:

We are subject to business continuation risk, which is the risk that our operations, systems or data, or those of third-parties on whom we rely, may be disrupted. We may experience a disruption in business continuity as a result of, among other things, the following:

•Severe pandemic, epidemic, or other public health crises, either naturally occurring or resulting from intentionally manipulated pathogens;
•Geo-political risks, including armed conflict and civil unrest;
•Terrorist events;
•Significant natural or accidental disasters;
•Cyber-attacks, both systemic (e.g., affecting the internet, cloud services, and/or other financial services industry infrastructure) and targeted (e.g., failures in or breach of our systems or that of third-parties on whom we rely);
•Insider threats;
•Physical infrastructure outages;
•Workforce unavailability resulting from any of the above events, among others.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and continuing availability of data we use to run our businesses and service our customers. These systems, and any available backups, may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control.

Further, we face the risk of operational and technology failures experienced by others, including clearing agents, exchanges and other financial intermediaries, and vendors and other third parties to which we outsource the provision of services or business operations.

We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to the financial services sector, and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk and exposure remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats (including supply-chain attacks), our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. Risks related to cyber-attack arise in various areas, including:

•Protecting both “structured” and “unstructured” sensitive information is a constant need; however, some risks cannot be fully mitigated using administrative, technological, or physical controls, or otherwise.
•Employees, customers, or other users of our systems continue to be a key avenue for malicious external parties to gain access to our network, systems, data, or that of our customers. Many attacks leverage social engineering schemes (such as phishing, vishing, or smishing) to coax an internal user to click on a malicious attachment or link to introduce malware into companies’ systems or steal the user’s username and password. Such social engineering schemes are becoming increasingly sophisticated and sometimes may involve emerging technologies such as deep-fakes. Senior-level executives are increasingly becoming the targets of such attacks. Fraudulent schemes to solicit information via call centers and interactive voice response systems are becoming more prevalent.
•Cyber-attacks involving the encryption and/or threat to disclose personal or confidential information (i.e., ransomware) or disruptions of communications (i.e., denial of service) for the purposes of extortion or other motives persist and are on the rise.
•Financial services companies and their third-party service providers (including their downstream service providers) are increasingly being targeted by hackers and fraudulent actors seeking to monetize personal or confidential information to extort money, or for other malicious purposes. Such campaigns have targeted online applications and services.
•Nation-state sponsored or affiliated organizations are engaged in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens and governments, or to influence or cause disruptions in commerce or political affairs. In light of recent geopolitical events, including Russia’s invasion of Ukraine, state-sponsored or affiliated parties and/or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, and/or result in the compromise of our systems or data.
•Increasingly, malicious actors can be in companies’ systems for an extended period of time before being detected. It could take considerable additional time for us to determine the scope of compromise, and the extent, amount, and type of information compromised, if any, and to fully remediate and recover.
•Employees or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or circumvent controls or safeguards for unauthorized purposes.
•We rely on third-parties to provide services, as described further below. While we maintain certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with their contractual obligations.
•Hardware, software or applications developed by, obtained from, or implemented in accordance with specifications provided by third parties may contain vulnerabilities in design, maintenance or manufacturing that could be exploited to compromise the Company’s information security.
•Continuing use of remote or flexible work arrangements, including remote access tools and mobile technology (including use of personal devices), have expanded potential attack surfaces.
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of artificial intelligence (“AI”), increase our information security risks and exposure.

We, or third-parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach described above, or that such events occurring at third-parties may not be disclosed to us in a timely manner. We have experienced cybersecurity events resulting in the compromise of personal and confidential information, including sensitive health information, of our customers and other stakeholders. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We may incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Any compromise or perceived compromise of the security of our systems or data or of that of one of our vendors could damage our reputation, cause the deterioration or termination of relationships with, among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. We may also incur significant costs in connection with our response, recovery, remediation, and compliance efforts. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, privacy, operational and reputational risk.

To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, and the amount of insurance may not be adequate.

Third-parties (outsourcing providers, vendors and suppliers and joint venture partners) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third-parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third-parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third-parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States. In our investments in which we hold a minority interest, or that are managed by third-parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. For example, see “Business—Regulation—ERISA”. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

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

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and in recent years many of these rules have been revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling financial services products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus in regulatory examinations. These investigations and examinations have resulted in enforcement actions against us and companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.

Additionally, certain of our affiliated distributors engage in direct marketing to consumers through telemarketing, email marketing and other lead generation activities that subject us to various state and federal laws and regulations, including the Telephone Consumer Protection Act and the Americans with Disabilities Act. Violations of these regulations could subject our affiliated distributors to litigation and regulatory inquiries that result in penalties or damages.

See Note 23 to the Consolidated Financial Statements for additional information regarding litigation and regulatory matters relating to the distribution of products.

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

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. For example, a significant amount of our sales in Japan are derived through four major Japanese banks and a significant portion of our sales in Japan through Life Consultants is derived through a single association relationship. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third-parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, competitiveness of product offerings, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.

As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. Furthermore, model risk will be elevated during periods of transformation or due to new or changing laws or regulations (e.g., Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts).

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

In addition, other risks may become strategic risks. For example, we have considered and must continue to consider the impact of the interest rate environment on new product development and continued sales of interest sensitive products.

Actions by foreign governments could adversely affect the value and long-term growth prospects of our businesses, particularly in emerging markets. For example, pension system reforms being proposed in some jurisdictions (including Chile, Columbia and Peru) may limit the role of private companies, fundamentally changing our business in these markets. Likewise, geopolitical tensions (including those between China and Taiwan) may cause governments to take actions such as the implementation of sanctions or other measures to restrict commercial activity in or among markets where we operate or have other interests. The timing and magnitude of any potential actions is uncertain, as is the effectiveness of any measures we may take to help limit the impact of these actions.

Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation, or changes in the way existing laws or regulations are enforced, may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:

•Financial sector regulatory reform.
•U.S. federal, state and local and non-U.S. tax laws, including BEAT, GILTI and CAMT.
•Fiduciary rules and other standards of care.
•Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, accounting rules, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.
•Insurer capital standards in Japan and other non-U.S. jurisdictions.
•Privacy, big data, AI and cybersecurity regulation.

Changes in accounting rules applicable to our business may also have an adverse impact on our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 to the Consolidated Financial Statements.

Changes in technology and other external factors may be unsettling to our business model. We believe the following aspects of technological and other changes would significantly impact our business model. There may be other unforeseen changes in technology and the external environment, including the regulatory response to technological change, which may have a significant impact on our business model.

•Interaction with customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences and changing privacy regulations may drive a need to redesign products and change the way we interact with customers. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model.
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

•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not be completely effective or satisfy investors, customers, regulators, or others. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.

•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
◦A change in market conditions, such as higher inflation and higher interest rates, like we started to see in 2022, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
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

•Geopolitical risk, rapidly rising interest rates and significant equity market declines, as we have seen since the first half of 2022, among other factors, adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Current Market Conditions.”

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

•Risks related to COVID-19 could reemerge. Beginning with its emergence in 2020, the COVID-19 pandemic increased or caused the manifestation of many of the risks discussed above, including, among others: the risk of loss on our investments, the risk of elevated mortality or morbidity, and the risk of market disruptions and volatility. The consequences of COVID-19 to our business have included the suspension of our stock repurchase program from April 2020 until February 2021, volatility in our investment portfolio during 2020, and a significant net negative impact on our underwriting results in 2021 and 2022. We have discussed these impacts, and others, in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in each of our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed since the first quarter of 2020. On the basis of what we currently understand about the impact of COVID-19, we believe the risks it poses to our business will remain manageable but the risks relating to COVID-19 could reemerge if the course of the pandemic deviates from our current expectations and could also manifest in the event of future pandemics, epidemics or other public health crises.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Excluding our headquarters building and properties used by our International Businesses and the international operations of PGIM, which are discussed below, as of December 31, 2022, we conduct our business and home office functions in both owned and leased locations throughout the United States. We also conduct back-office functions in leased properties outside of the United States.

For our International Businesses, as of December 31, 2022, we own and lease home offices located in Japan, Argentina, Brazil, Mexico and Malaysia. We also conduct our business in owned and leased properties, primarily field offices, located throughout these same countries. For PGIM’s international operations, as of December 31, 2022, we lease home offices located in Japan, Taiwan, the United Kingdom, Switzerland, India and Ireland. We also lease principal properties and other branch and field offices in other countries where PGIM conducts business.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own solely for investment purposes.

At our domestic home office properties, we are developing programs to reduce emissions. These programs include seeking ways to expand energy efficiency. For home office properties in the U.S. and Brazil, we are also developing waste diversion measures including internal recycling and composting infrastructures and availing ourselves of third-party waste diversion programs. Our Prudential Tower home office property in Newark, New Jersey has been awarded LEED Gold Certification from the U.S. Green Building Council.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Prudential Financial’s Common Stock trades on the New York Stock Exchange under the symbol “PRU.” On January 31, 2023, there were 1,096,339 registered holders of record for the Common Stock and 366 million shares outstanding.

Issuer Purchases of Equity Securities

(c) The following table provides information about purchases by the Company during the three months ended December 31, 2022, of its Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
October 1, 2022 through October 31, 2022	1,309,560	$95.95	1,302,833
November 1, 2022 through November 30, 2022	1,178,286	$106.32	1,175,686
December 1, 2022 through December 31, 2022	1,237,783	$101.25	1,234,426
Total	3,725,629	$100.99	3,712,945	$0
__________
(1)Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock units vested during the period. Such restricted stock units were originally issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan.

On February 7, 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023.

The timing and amount of any share repurchases under the Company’s share repurchase authorization will be determined by management based on market conditions and other considerations, and such repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

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

Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the results of operations for the year ended December 31, 2021 in comparison to the year ended December 31, 2020 have been omitted. For such omitted discussions, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We have operations primarily in the United States of America (“U.S.”), Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, retirement solutions, mutual funds and investment management. We offer these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry.

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

Management expects that results in 2023 will continue to benefit from our differentiated mix of market-leading businesses that complement each other to provide competitive advantages, earnings diversification and capital benefits from a balanced risk profile. We believe we are well-positioned to tap into market opportunities to meet the evolving needs of individual customers, workplace clients, and society at large. Our mix of high-quality protection, retirement and investment management businesses enables us to offer solutions that cover a broad range of financial needs and to engage with our clients through multiple channels. We aim to expand our addressable market, build deeper and longer-lasting relationships with customers and clients, and meaningfully improve their financial wellness.

In order to become more competitive, we are working to enhance the experience of our customers and the capabilities of our businesses, which we expect will improve margins. In 2019, we launched programs in pursuit of these objectives that have resulted and will continue to result in multi-year investments in technology and employee reskilling, as well as severance and related charges. In 2022, we incurred approximately $145 million of costs in connection with these programs. We expect these programs will generate significant expense efficiencies over several years that will mitigate the impact from increases in other expenses due to inflation and business growth initiatives. As of December 31, 2022, we have exceeded $750 million of annual run-rate cost savings, one year ahead of our target date.

COVID-19

Since the first quarter of 2020, the COVID-19 pandemic has caused extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity for the global population. The COVID-19 pandemic impacted our results of operations in the current period and could continue to impact our results of operations in future periods.

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

In addition, other COVID-19 related impacts are discussed in the following sections of this document:

•Business Outlooks. See “—Outlook” for a discussion of specific outlook considerations for each of our businesses, including any impacts related to COVID-19.

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

Outlook

We feel confident about our prospects for the future based on the foundation of our integrated and complementary businesses. We plan to continue our transformation towards becoming less market-sensitive, including efforts to further de-risk, such as through reinsurance transactions, and to deliver sustainable long-term growth, including through investing in products and solutions that meet the evolving needs of our customers. Our plan remains to reallocate capital across the businesses with the intention of increasing the earnings contribution from our higher-growth businesses and reducing capital allocated to lower-growth, more capital-intensive businesses.

Specific outlook considerations for each of our businesses include the following:

•PGIM. Our global investment management business, PGIM, is focused on maintaining strong investment performance while leveraging the scale of its approximately $1.228 trillion of assets under management and diversified global operations. We are broadening our distribution channels and asset management capabilities through acquisitions and organic initiatives to better serve our clients and support growth. In addition to serving third-party clients, we provide our U.S. and International businesses with a competitive advantage through our investment expertise across a broad array of asset classes, including public and private asset class capabilities. Underpinning our growth strategy is our ability to continue to deliver robust investment performance and to attract and retain high-caliber investment talent.

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

•Retirement Strategies. We remain focused on helping customers meet their investment and retirement needs. Consistent with the Company’s strategy of becoming higher growth and less market sensitive, the sales of our Full Service Retirement business and a portion of our traditional variable annuity block of business were completed in the second quarter of 2022. See Note 1 to the Consolidated Financial Statements for additional information regarding these dispositions. Our remaining Institutional Retirement Strategies business continues to be focused on providing products that respond to the needs of plan sponsors, retirees, and annuitants to manage risk and control their benefit costs while maintaining appropriate pricing and return expectations under changing market conditions. We expect our differentiated capabilities and demonstrated execution to drive our business momentum in the Pension Risk Transfer and International Reinsurance markets; however, we expect that growth will not be linear due to the episodic nature of these transactions. In Individual Retirement Strategies, we continue to execute on our strategy to pivot to less interest rate-sensitive products to ensure we realize appropriate returns within the current economic environment. We expect to continue to shift our focus to products that provide protected outcomes for our customers across a wide range of economic environments through simpler, technology-enabled channels. We expect account values, fee income, and spread income to be impacted by volatile market conditions.

•Group Insurance. We are a leading group benefits provider with a focus on further diversifying our portfolio by expanding our Premier and Association segments and growing voluntary supplemental health, while maintaining leadership in the National segment.

•Individual Life. We continue to focus on making life insurance solutions more accessible to financial professionals and direct customers by providing a broad product portfolio, including growing the amount of accumulation and simplified protection product options, coupled with our multi-channel distribution capabilities. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment and to diversify our product mix to further limit our sensitivity to interest rates.

•Assurance IQ. We remain focused on expanding our addressable market and increasing access to more retail customers through our agent and digital channels. We continue to expand carriers and product offerings on our platform in an effort to meet our customers’ evolving needs.

•International Businesses. We remain focused on meeting customers’ protection and financial needs as well as maintaining the underlying strength of our distribution channels. Our strategy is to maintain and strengthen our position in Japan while expanding our footprint in select high-growth emerging markets. We believe our needs-based selling and death protection focus are even more valuable to consumers based on the global experience of COVID-19 and will help support the continued long-term growth of our businesses. We continue to invest in our existing businesses and regularly assess acquisition opportunities to build scale and complement our businesses in support of our long-term growth. We recently expanded into South Africa by acquiring a 33% ownership interest in Alexander Forbes Group Holdings Limited.

Industry Trends

Our U.S. and International Businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries in which we compete.

Financial and Economic Environment:

•U.S. Businesses. As discussed further under “—Impact of Changes in the Interest Rate Environment” below, interest rates in the U.S. have experienced a sustained period of historically low levels, followed by a sharp rise in 2022. We expect that a continued level of higher interest rates will benefit our results over time. We continue to monitor current market conditions and the impact to our businesses from slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “—Segment Results of Operations”, where applicable, and more broadly in “Item 1A. Risk Factors”.

•International Businesses. Our International Businesses’ operations, especially in Japan, have operated in a low interest rate environment for many years, as discussed under “—Impact of Changes in the Interest Rate Environment” below, and these low interest rates negatively impact our net investment spread results and reinvestment yields. In addition, we are subject to financial impacts associated with movements in foreign currency rates, particularly the Japanese yen. Fluctuations in the value of the yen can impact the relative attractiveness to customers of both yen-denominated and non-yen denominated products thereby impacting both sales and surrenders.

In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “—Segment Results of Operations”, where applicable, and more broadly in “Item 1A. Risk Factors”.

Demographics:

•U.S. Businesses. Customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection. Despite the ongoing shift of the risk and responsibility of retirement savings from employers to employees, employers are increasingly focusing on the financial wellness of their employees.

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

Current Market Conditions

Geopolitical risk, rapidly rising interest rates and significant equity market declines, as we saw throughout 2022, among other factors, adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. The statutory capital of certain of our insurance subsidiaries will also be negatively affected by increased reserve requirements due to our annual update of actuarial assumptions and other refinements, particularly in our Individual Life business, and will be negatively affected by asymmetrical and non-economic statutory accounting impacts from rising rates. As we navigate through the current environment, we may take actions consistent with our risk and capital frameworks, as necessary, to preserve our liquidity and capital positions. For additional information on how these conditions may also impact our income taxes, see Note 16 to the Consolidated Financial Statements.

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

See “—Current Market Conditions” above, for how rapidly rising interest rates, among other factors, adversely impact the Company’s financial results. For additional information regarding interest rate risks, see “Risk Factors—Market Risk”.

See below for a discussion of the current interest rate environment and its impact to net investment spread in our U.S. and Japanese operations along with the composition of their insurance liabilities and policyholder account balances.

U.S. Operations excluding the Closed Block Division

While interest rates in the U.S. have experienced a sustained period of historically low levels in recent years, rates increased throughout 2022 and our average reinvestment yield is generally now exceeding our current average portfolio yield.

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

The portion of the general account supporting our U.S. Businesses and our Corporate and Other operations has approximately $178 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of December 31, 2022, with an average portfolio yield of approximately 4.3%. For the portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 7.7% of the fixed maturity security and commercial mortgage loan portfolios through 2024.

Included in the $178 billion of fixed maturity securities and commercial mortgage loans are approximately $142 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $142 billion, approximately 55% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our U.S. operations excluding the Closed Block Division, by type, for the date indicated:

As of December 31, 2022
(in billions)
Long-duration insurance products with fixed and guaranteed terms	$156
Contracts with adjustable crediting rates subject to guaranteed minimums	36
Participating contracts where investment income risk ultimately accrues to contractholders	2
Total	$194

The $156 billion above relates to long-duration products such as group annuities, structured settlements and other insurance products that have fixed and guaranteed terms. We seek to manage the impact of changes in interest rates on these contracts through asset/liability management, as discussed above.

The $36 billion above relates to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Although we may have the ability to lower crediting rates for those contracts above guaranteed minimums, our willingness to do so may be limited by competitive pressures. The following table sets forth the related account values by range of guaranteed minimum crediting rates and the related range of the difference, in basis points (“bps”), between rates being credited to contractholders as of December 31, 2022, and the respective guaranteed minimums.

	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
	At guaranteed minimum	1-49 bps above guaranteed minimum	50-99 bps above guaranteed minimum	100-150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	($ in billions)
Range of Guaranteed Minimum Crediting Rates:
Less than 1.00%	$1.0	$0.9	$0.0	$0.0	$0.0	$1.9
1.00% - 1.99%	1.2	0.1	0.1	0.9	2.5	4.8
2.00% - 2.99%	1.1	0.0	1.6	1.6	2.8	7.1
3.00% - 4.00%	18.5	0.0	1.9	0.5	0.2	21.1
Greater than 4.00%	0.8	0.0	0.0	0.0	0.0	0.8
Total(1)	$22.6	$1.0	$3.6	$3.0	$5.5	$35.7
Percentage of total	63%	3%	10%	9%	15%	100%
 __________
(1)Includes approximately $0.2 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity.

The remaining $2 billion of insurance liabilities and policyholder account balances in these operations relates to participating contracts for which the investment income risk is expected to ultimately accrue to contractholders. The crediting rates for these contracts are periodically adjusted based on the return earned on the related assets.

Closed Block Division

Substantially all of the $49 billion of general account assets in the Closed Block division support obligations and liabilities relating to the Closed Block policies only. See Note 15 to the Consolidated Financial Statements for additional information regarding the Closed Block.

Japanese Operations

Japan has experienced a low interest rate environment for many years. In recent years, the Bank of Japan’s monetary policy has resulted in even lower and, at times, negative yields for certain tenors of government bonds; however, their monetary policy was eased in the fourth quarter of 2022, which led to an increase in rates.

In order to manage, to the extent possible, the impact that the current interest rate environment has on our net investment spread, our Japanese operations employ a proactive asset/liability management program. We continue to purchase long-term bonds with tenors of 30 years or greater. We also regularly examine our product offerings and their profitability. As a result, we may reprice certain products, adjust commissions for certain products and discontinue sales of other products that do not meet our profit expectations. Additionally, our diverse product portfolio in terms of currency mix and premium payment structure allows us to further manage any impacts from changes in the interest rate environment. Our Japanese operations have continued to invest in U.S. dollar-denominated assets supporting our U.S. dollar-denominated product portfolio, which has now driven average reinvestment rates to exceed current average portfolio rates. For additional information regarding sales within these operations, see “—International Businesses—Sales Results,” below.

The portion of the general account supporting our Japanese operations has approximately $152 billion of fixed maturity securities and commercial mortgage loans (based on net carrying value) as of December 31, 2022, with an average portfolio yield of approximately 2.6%. For the portion of the general account attributable to these operations, we estimate annual principal payments and prepayments that we would be required to reinvest to be approximately 6.4% of the fixed maturity security and commercial mortgage loan portfolios through 2024.

Included in the $152 billion of fixed maturity securities and commercial mortgage loans are approximately $16 billion that are subject to call or redemption features at the issuer’s option and have a weighted average interest rate of approximately 4%. Of this $16 billion, approximately 7% contain provisions for prepayment premiums. Future operating results will be impacted by (i) the reinvestment of scheduled payments or prepayments (not subject to a prepayment fee) at different rates compared to the current portfolio yield, including in some cases at rates below those guaranteed under our insurance contracts, and (ii) our utilization of other asset/liability management strategies, as described above, in order to maintain favorable net investment spread.

The following table sets forth the insurance liabilities and policyholder account balances of our Japanese operations, by type, for the date indicated:

As of December 31, 2022
(in billions)
Insurance products with fixed and guaranteed terms	$130
Contracts with a market value adjustment if invested amount is not held to maturity	25
Contracts with adjustable crediting rates subject to guaranteed minimums	10
Total	$165

The $130 billion is primarily comprised of long-duration insurance products that have fixed and guaranteed terms, for which underlying assets may have to be reinvested at interest rates that are lower than current portfolio yields. The remaining insurance liabilities and policyholder account balances include $25 billion related to contracts that impose a market value adjustment if the invested amount is not held to maturity and $10 billion related to contracts with crediting rates that may be adjusted over the life of the contract, subject to guaranteed minimums. Most of the current crediting rates on these contracts, however, are at or near contractual minimums. Although we have the ability in some cases to lower crediting rates for those contracts that are above guaranteed minimum crediting rates, the majority of this business has interest crediting rates that are determined by formula.

Results of Operations

Consolidated Results of Operations

The following table summarizes net income (loss) for the periods presented:

	Year ended December 31,
	2022	2021	2020

	(in millions)
Revenues	$60,050	$70,934	$57,033
Benefits and expenses	61,826	61,553	57,356
Income (loss) before income taxes and equity in earnings of operating joint ventures	(1,776)	9,381	(323)
Income tax expense (benefit)	(370)	1,674	(81)
Income (loss) before equity in earnings of operating joint ventures	(1,406)	7,707	(242)
Equity in earnings of operating joint ventures, net of taxes	(56)	87	96
Net income (loss)	(1,462)	7,794	(146)
Less: Income attributable to noncontrolling interests	(24)	70	228
Net income (loss) attributable to Prudential Financial, Inc.	$(1,438)	$7,724	$(374)

2022 to 2021 Annual Comparison. The $9,162 million decrease in “Net income (loss) attributable to Prudential Financial, Inc.” reflected the following notable items on a pre-tax basis:

•$6,878 million unfavorable variance from realized investment gains (losses), net, and related charges and adjustments for PFI, excluding the impact of the hedging program associated with certain variable annuities;
•$2,651 million unfavorable variance from lower adjusted operating income from our business segments, including an unfavorable net impact from our annual reviews and update of assumptions and other refinements, primarily within the Individual Life business, and the absence of a gain from the sale of the Company’s 35% ownership stake in Pramerica SGR recorded in the prior year period, partially offset by a gain from the sale of PALAC;
•$950 million unfavorable variance reflecting the impact from changes in the value of our embedded derivatives and related hedge positions, net of DAC and other costs, associated with certain variable annuities; and
•$879 million unfavorable variance reflecting lower results from our Divested and Run-off Businesses in the current year period, partially offset by a gain from the sale of our Full Service Retirement business.

Partially offsetting these decreases in “Net income (loss) attributable to Prudential Financial, Inc.” was a $2,044 million favorable variance from income taxes reflecting the decrease in pre-tax earnings.

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

	Year ended December 31,
	2022	2021	2020
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$843	$1,643	$1,262
U.S. Businesses:
Retirement Strategies	4,223	4,079	2,855
Group Insurance	(16)	(455)	(16)
Individual Life	(1,215)	393	(48)
Assurance IQ	(113)	(142)	(88)
Total U.S. Businesses	2,879	3,875	2,703
International Businesses	2,404	3,390	2,952
Corporate and Other	(1,476)	(1,607)	(1,967)
Total segment adjusted operating income before income taxes	4,650	7,301	4,950
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(5,670)	1,947	(4,140)
Charges related to realized investment gains (losses), net(1)	(531)	(320)	(160)
Market experience updates	781	750	(640)
Divested and Run-off Businesses(2):
Closed Block division	(32)	140	(24)
Other Divested and Run-off Businesses	9	716	(450)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests(3)	(44)	(41)	90
Other adjustments(4)	(939)	(1,112)	51
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,776)	$9,381	$(323)
__________
(1)Includes charges that represent the impact of realized investment gains (losses), net, on the amortization of DAC and other costs, and on changes in reserves. Also includes charges resulting from payments related to market value adjustment features of certain of our annuity products and the impact of realized investment gains (losses), net, on the amortization of unearned revenue reserves (“URR”).
(2)Represents the contribution to income (loss) of Divested and Run-off Businesses that have been or will be sold or exited, including businesses that have been placed in wind-down, but did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. See “—Divested and Run-off Businesses” for additional information.
(3)Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on an after-tax U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests are excluded from adjusted operating income but included in “Income (loss) before income taxes and equity in earnings of operating joint ventures” as they are reflected on a U.S. GAAP basis as a separate line in the Consolidated Statements of Operations. Earnings attributable to noncontrolling interests represent the portion of earnings from consolidated entities that relates to the equity interests of minority investors.
(4)Includes goodwill impairments of $903 million and $1,060 million recorded in the fourth quarters of 2022 and 2021, respectively, related to Assurance IQ. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information.

Segment results for 2022 presented above reflect the following:

PGIM. Results for 2022 decreased in comparison to 2021, primarily reflecting the absence of a gain in the prior year period from the sale of our 35% ownership stake in Pramerica SGR, and lower net other related revenues and net asset management fees.

Retirement Strategies. Results for 2022 increased in comparison to 2021, inclusive of a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by the gain on sale of PALAC, lower expenses and market value gains on a strategic investment, partially offset by lower fee income, net of distribution expenses and other associated costs, and lower net investment spread results.

Group Insurance. Results for 2022 increased in comparison to 2021, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by higher underwriting results, partially offset by lower net investment spread results.

Individual Life. Results for 2022 decreased in comparison to 2021, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results decreased, primarily driven by lower net investment spread results, partially offset by higher underwriting results.

Assurance IQ. Results for 2022 increased in comparison to 2021, inclusive of an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding this item, results increased, primarily driven by an increase in the Medicare line, partially offset by a decrease in the Health Under 65 line.

International Businesses. Results for 2022 decreased in comparison to 2021, inclusive of an unfavorable net impact from foreign currency exchange rates and an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Excluding these items, results decreased, primarily driven by lower net investment spread results, lower underwriting results and lower earnings from joint venture investments.

Corporate and Other. Results for 2022 reflected decreased losses in comparison to 2021, primarily driven by favorable pension and employee benefit results and lower net charges from other corporate activities.

Closed Block Division. Results for 2022 decreased in comparison to 2021, primarily driven by lower net investment activity results, partially offset by a reduction in the policyholder dividend obligation.

Segment Measures

Adjusted Operating Income. In managing our business, we analyze our segments’ operating performance using “adjusted operating income.” Adjusted operating income does not equate to “Income (loss) before income taxes and equity in earnings of operating joint ventures” or “Net income (loss)” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources and, consistent with authoritative guidance, is our measure of segment performance. The adjustments to derive adjusted operating income are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies; however, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. See Note 22 to the Consolidated Financial Statements for additional information regarding the presentation of segment results and our definition of adjusted operating income.

Annualized New Business Premiums. In managing our Individual Life, Group Insurance and International Businesses segments, we analyze annualized new business premiums, which do not correspond to revenues under U.S. GAAP. Annualized new business premiums measure the current sales performance of the business, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. Annualized new business premiums include 10% of first year premiums or deposits from single pay products. No other adjustments are made for limited pay contracts.

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

Assets Under Management. In managing our PGIM segment, we analyze assets under management (which do not correspond directly to U.S. GAAP assets) because the principal source of revenues is fees based on assets under management. Assets under management represent the fair market value or account value of assets that we manage directly for institutional clients, retail clients, and for our general account, as well as assets invested in our products that are managed by third-party managers.

Account Values. In managing our Retirement Strategies segment, we analyze account values, which do not correspond directly to U.S. GAAP assets. Net additions (withdrawals) in our Institutional Retirement Strategies business and sales (redemptions) in our Individual Retirement Strategies business do not correspond to revenues under U.S. GAAP but are used as a relevant measure of business activity.
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

	December 31,
	2022	2021
	(in billions)
Foreign currency hedging instruments:
USD-denominated assets held in yen-based entities(1)	$7.8	$9.5
Dual currency and synthetic dual currency investments(2)	0.4	0.5
Total foreign currency hedges	$8.2	$10.0
__________
(1)Includes USD-denominated fixed maturities at amortized cost plus any related accrued investment income, as well as USD notional amount of foreign currency derivative contracts outstanding. Note this amount represents only those USD assets serving to hedge the impact of foreign currency volatility on equity. Separate from this program, our Japanese operations also have $70.1 billion and $74.3 billion as of December 31, 2022 and 2021, respectively, of USD-denominated assets supporting USD-denominated liabilities related to USD-denominated products.
(2)Dual currency and synthetic dual currency investments are held by our yen-based entities in the form of fixed maturities and loans with a yen-denominated principal component and USD-denominated interest income. The amounts shown represent the present value of future USD-denominated cash flows.

The USD-denominated investments that hedge the impact of foreign currency exchange rate movements on USD-equivalent shareholder return on equity from our Japanese insurance operations are reported within yen-based entities and, as a result, foreign currency exchange rate movements will impact their value reported within our yen-based Japanese insurance entities. We seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will decrease the value of these USD-denominated investments reported within our yen-based Japanese insurance entities, and therefore negatively impact their equity and regulatory solvency margins, by having our Japanese insurance operations enter into currency hedging transactions with a subsidiary of Prudential Financial. These hedging strategies have the economic effect of moving the change in value of these USD-denominated investments due to foreign currency exchange rate movements from our Japanese yen-based entities to our USD-based entities.

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

	Year ended December 31,
	2022	2021	2020
	(in millions)
Segment impacts of intercompany arrangements:
International Businesses	$(57)	$15	$64
PGIM	11	(1)	(4)
Impact of intercompany arrangements(1)	(46)	14	60
Corporate and Other:
Impact of intercompany arrangements(1)	46	(14)	(60)
Settlement gains (losses) on forward currency contracts(2)	21	33	67
Net benefit (detriment) to Corporate and Other	67	19	7
Net impact on consolidated revenues and adjusted operating income	$21	$33	$67
__________
(1)Represents the difference between non-USD-denominated earnings translated on the basis of weighted average monthly currency exchange rates versus fixed currency exchange rates determined in connection with the foreign currency income hedging program.
(2)As of December 31, 2022, 2021 and 2020, the total notional amounts of these forward currency contracts within our Corporate and Other operations were $0.7 billion, $0.6 billion and $1.0 billion, respectively.

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

As a result, we implemented a structure in Gibraltar Life’s operations that disaggregated the USD- and AUD-denominated businesses into separate divisions, each with its own functional currency that aligns with the underlying products and investments. The result of this alignment was to reduce differences in the accounting for changes in the value of these assets and liabilities that arise due to changes in foreign currency exchange rate movements. For the USD- and AUD-denominated assets that were transferred under this structure, the net cumulative unrealized investment gains associated with foreign exchange remeasurement that were recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) totaled $1.6 billion and $2.0 billion as of December 31, 2022 and 2021, respectively, and will be recognized in earnings within “Realized investment gains (losses), net” over time as these assets mature or are sold. Absent the sale of any of these assets prior to their stated maturity, approximately 8% of the $1.6 billion balance as of December 31, 2022 will be recognized in 2023, approximately 8% will be recognized in 2024, and the remaining balance will be recognized from 2025 through 2051.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews the estimates and assumptions used in the preparation of our financial statements. If management determines that modifications to assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.

Insurance Assets

Deferred Policy Acquisition Costs and Deferred Sales Inducements

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements related to variable and fixed annuity contracts primarily within the Individual portion of our Retirement Strategies segment. Sales inducements are amounts that are credited to the policyholders’ account balances mainly as an incentive to purchase the contract. For additional information about sales inducements, see Note 13 to the Consolidated Financial Statements. We generally amortize DAC and deferred sales inducements (“DSI”) over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums, gross profits, or gross margins, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross premiums, gross profits, or gross margins. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Insurance Liabilities—Future Policy Benefits.” As of December 31, 2022, DAC and DSI for PFI excluding the Closed Block division were $19.3 billion and $0.4 billion, respectively, and DAC in our Closed Block division was $0.2 billion.

Amortization methodologies

Gross Premiums. DAC, associated with the non-participating term life policies of our Individual Life segment and the whole life, term life, endowment and health policies of our International Businesses segment, is primarily amortized in proportion to gross premiums. Gross premiums are defined as the premiums charged to a policyholder for an insurance contract.

Gross Profits. DAC and DSI, associated with the variable and universal life policies of our Individual Life and International Businesses segments and the variable and fixed annuity contracts of our Retirement Strategies and International Businesses segments, are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. Gross profits are defined as: i) amounts assessed for mortality, contract administration, surrender charges, and other assessments plus amounts earned from investment of policyholder balances, less ii) benefits in excess of policyholder balances, costs incurred for contract administration, the net cost of reinsurance for certain businesses, interest credited to policyholder balances and other credits. If significant negative gross profits are expected in any periods, the amount of insurance in force is generally substituted as the base for computing amortization. U.S. GAAP gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts, and index-linked crediting features of certain universal life and annuity contracts and related hedging activities. For additional information regarding the significant inputs to the valuation models for these embedded derivatives including capital market assumptions and actuarially-determined assumptions, see below “—Insurance Liabilities—Future Policy Benefits.” In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and in adjusted operating income, and utilize these estimates to calculate distinct amortization rates and expense amounts. We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience, and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “—Annual assumptions review and quarterly adjustments.”

Gross Margins. DAC associated with the traditional participating products of our Closed Block is amortized over the expected lives of these contracts in proportion to total gross margins. Total gross margins are defined as: i) amounts received from premiums, earned from investment of policyholder balances and other assessments, less ii) benefits paid, costs for contract administration, changes in the net level premium reserve for death and endowment benefits, annual policyholder dividends and other credits. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. DAC adjustments for these participating products generally have not created significant volatility in our results of operations since many of the factors that affect gross margins are also included in the determination of our dividends to these policyholders and, during most years, the Closed Block has recognized a cumulative policyholder dividend obligation expense in “Policyholders’ dividends,” for the excess of actual cumulative earnings over expected cumulative earnings as determined at the time of demutualization. However, if actual cumulative earnings fall below expected cumulative earnings in future periods, thereby eliminating the cumulative policyholder dividend obligation expense, changes in gross margins and DAC amortization would result in a net impact to the Closed Block results of operations. As of December 31, 2022, the excess of actual cumulative earnings over the expected cumulative earnings was $3,207 million.

The amortization methodologies for products not discussed above primarily relate to less significant DAC and DSI balances associated with products in our Group Insurance segment and the Institutional portion within our Retirement Strategies segment, which comprised approximately 1% of the Company’s total DAC and DSI balances as of December 31, 2022.

Value of Business Acquired

In addition to DAC and DSI, we also recognize an asset for VOBA, which is an intangible asset that represents an adjustment to the stated value of acquired in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA is amortized over the expected life of the acquired contracts using the same methodology and assumptions used to amortize DAC and DSI, as discussed above. VOBA is also subject to recoverability testing. As of December 31, 2022, VOBA was $595 million, and included $571 million related to the acquisition from American International Group (“AIG”) of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”) in 2011. The remaining balance primarily relates to previously-acquired traditional life businesses. The VOBA associated with the in-force contracts of the Star and Edison Businesses is less sensitive to assumption changes, as discussed below in “—Annual assumptions review and quarterly adjustments”, as the majority is amortized in proportion to gross premiums which are more predictably stable compared to gross profits.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity and variable life contracts, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity and variable life contracts and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, DSI and VOBA and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and domestic and international variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2022, our domestic variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.9% near-term mean reversion equity expected rate of return, and our international variable life insurance business assumes a 4.8% long-term equity expected rate of return and a 3.1% near-term mean reversion equity expected rate of return.

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

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”) unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the

Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC, DSI or VOBA asset), the existing net reserves are first adjusted by reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are generally recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.
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
•For certain product guarantees, primarily certain optional living benefit features of the variable annuity products in the Individual portion of our Retirement Strategies segment including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), the benefits are accounted for as embedded derivatives using a fair value accounting framework. The fair value of these contracts is calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.
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

The following paragraphs provide additional details about the reserves we have established:

International Businesses. The reserves for future policy benefits of our International Businesses, which as of December 31, 2022, represented 43% of our total future policy benefit reserves, primarily relate to non-participating whole life and term life products and endowment contracts, and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, morbidity, investment yield and maintenance expense assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

Retirement Strategies. The reserves for future policy benefits of our Institutional Retirement Strategies business, which as of December 31, 2022, represented 27% of our total future policy benefit reserves, primarily relate to our non-participating life contingent group annuity and structured settlement products and are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in establishing these reserves include mortality, retirement, maintenance expense and investment yield assumptions. In addition, future policy benefit reserves for certain contracts also include amounts related to our deferred profit liability, as described above.

The reserves for future policy benefits of our Individual Retirement Strategies business, which as of December 31, 2022, represented 2% of our total future policy benefit reserves, primarily relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition date.

The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance risk (“NPR”), as well as actuarially-determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. Through the first quarter of 2022, the Company’s discount rate assumption was based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which included an estimate of NPR. As of the second quarter of 2022, the Company’s discount rate assumption substituted the Secured Overnight Financial Rate (“SOFR”) for LIBOR as part of the annual assumption update. The discount rate assumption continues to use an additional spread which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 6 to the Consolidated Financial Statements.

Individual Life. The reserves for future policy benefits of our Individual Life segment, which as of December 31, 2022, represented 7% of our total future policy benefit reserves, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, investment yield and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are primarily established using the reserving methodology for GMDB and GMIB contracts, which utilizes current best estimate assumptions, as discussed above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Group Insurance. The reserves for future policy benefits of our Group Insurance segment, which as of December 31, 2022, represented 2% of our total future policy benefit reserves, primarily relate to reserves for group life and disability benefits. For short-duration contracts, a liability is established when the claim is incurred. The reserves for group life and disability benefits also include a liability for unpaid claims and claim adjustment expenses, which relates primarily to the group long-term disability product. This liability represents our estimate of the present value of future disability claim payments and expenses as well as estimates of claims that have been incurred, but have not yet been reported, as of the balance sheet date. The primary assumptions used in determining expected future claim payments are claim termination factors, an assumed interest rate and expected Social Security offsets. The remaining reserves for future policy benefits for group life and disability benefits relate primarily to our group life business, and include reserves for waiver of premium, claims reported but not yet paid, and claims incurred but not yet reported. The waiver of premium reserve is calculated as the present value of future benefits and utilizes assumptions such as expected mortality and recovery rates. The reserve for claims reported but not yet paid is based on the inventory of claims that have been reported but not yet paid. The reserve for claims incurred but not yet reported is estimated using expected patterns of claims reporting.

Corporate and Other. The reserves for future policy benefits of our Corporate & Other operations, which as of December 31, 2022, represented 3% of our total future policy benefit reserves, primarily relate to our long-term care products and are generally calculated using the net premium valuation methodology, as described above. Due to the recognition of a premium deficiency in the first quarter of 2020 as a result of the decline in interest rates, the active life reserves associated with our long-term care contracts are valued with the best estimate assumptions at that time. The primary assumptions used in establishing these reserves include interest rate, morbidity, mortality, lapse, premium rate increase and maintenance expense assumptions. In addition, certain reserves for our long-term care products, including our disabled life reserves, are established each reporting period using current best estimate assumptions.

Closed Block Division. The future policy benefit reserves for the traditional participating life insurance products of the Closed Block division, which as of December 31, 2022, represented 16% of our total future policy benefit reserves are determined using the net premium valuation methodology, as described above. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both of these amounts. The mortality assumptions are based on standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the interest rates used to calculate the cash surrender value of the policies.

Policyholders’ Account Balances

The policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. Our unearned revenue reserve also reported as a component of “Policyholders’ account balances” primarily relates to the variable and universal life products within our Individual Life and International Businesses segments and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product’s estimated gross profits, similar to DAC, DSI and VOBA as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 6 to the Consolidated Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the aggregate impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The figures below are presented in aggregate for the Company. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2022 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions across the Company; however, these may be non-parallel in practice and only applicable to specific businesses. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable hypothetical change in assumptions for traditional long-duration and limited-

payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in, and instead the positive impacts would be recognized into net income over the life of the policies in force.

The impacts presented within this table exclude the following:

•The impacts of our asset liability management strategy, which seeks to offset the changes in certain of the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

•The impacts of our Long-Term Care business, a component of our Divested and Run-off Businesses within our Corporate and Other operations. Long-Term Care Business sensitivities are presented separately from the immediately following table in order to provide stand-alone and supplementary information (see “—Sensitivities for the Long-Term Care business within Corporate and Other”).

	December 31, 2022
	Increase (Decrease) in
Hypothetical change in current assumptions:	Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired	Future Policy Benefits and Policyholders’ Account Balances	Net Impact
	(in millions)
Long-term interest rate:
Increase by 25 basis points	$50	$(75)	$125
Decrease by 25 basis points	$(45)	$85	$(130)

Long-term equity expected rate of return:
Increase by 50 basis points	$145	$(85)	$230
Decrease by 50 basis points	$(90)	$70	$(160)

NPR credit spread:
Increase by 50 basis points	$(255)	$(1,195)	$940
Decrease by 50 basis points	$280	$1,275	$(995)

Mortality:
Increase by 1%	$(35)	$(85)	$50
Decrease by 1%	$35	$85	$(50)

Lapse:
Increase by 10%	$(105)	$(540)	$435
Decrease by 10%	$110	$555	$(445)

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

December 31, 2022
Assumption	Current Best Estimate Assumption	Best Estimate Assumption Change	Increase (Decrease) in Best Estimate Reserve (in millions)
Mortality Improvement	Based on “G2” industry mortality improvement scale applied to only healthy lives	Remove all mortality improvement	$(250)
Claim Incidence	Based on Company and industry experience. No reflection of future claim management efficiencies	Increase / decrease in claim incidence: +5% to -5%	$300 - $(300)
Average Ultimate Lapse Rate	Individual: 0.7% Group: 0.7%	-10 basis points to +10 basis points	$100 - $(100)
Investment Rate(1)	Weighted average of 5.18%	-25 basis points to +25 basis points	$375 - $(375)
Expected Future Premium Rate Increase Approvals(2)	Approximately $0.5 billion for the rate increase program	Decrease / increase unapproved rate increases by: -10% to +10%	$50 - $(50)
__________
(1)Investment rate reflects the expected investment yield over the life of the block of business, and is derived from the portfolio yield, current reinvestment rates and our intermediate and long-term assumptions for investment yields.
(2)Includes expected future premium rate increases and benefit reductions in lieu of rate increases, not yet approved.

Other Accounting Policies

Goodwill

As of December 31, 2022, our goodwill balance of $876 million is primarily reflected in the following reporting units: $549 million for PGIM, $177 million for Assurance IQ and $115 million for Gibraltar Life and Other. The Company recorded pre-tax impairment charges of $903 million and $1,060 million in 2022 and 2021, respectively, both related to the Assurance IQ reporting unit. There was no goodwill impairment in 2020.

We test goodwill for impairment on an annual basis as of December 31 and more frequently if events or circumstances indicate the potential for impairment is more likely than not. The goodwill impairment analysis is performed at the reporting unit level, which is the same as, or one level below, our operating segments. Although the accounting guidance provides for an optional qualitative assessment for testing goodwill impairment, the Company performed the quantitative test for all reporting units and compared each reporting unit’s estimated fair value to its carrying value as of December 31, 2022. The carrying value represents the capital that the business would require if operating as a standalone entity.

The annual quantitative goodwill impairment analysis for Assurance IQ utilized both an income approach based on discounted cash flow valuation techniques and a market approach based on forward sales multiples. The estimated fair value of Assurance IQ as of December 31, 2022 was based on weighting the results of each approach and included assumptions that a market participant would use to value the business. Based on the goodwill impairment test performed as of December 31, 2022, the Company recognized a non-cash goodwill impairment pre-tax charge of $903 million ($713 million after-tax) for Assurance IQ primarily driven by a reduction in the forecasted cash flows and higher discount rates as part of the income approach and, to a lesser extent, by decreases in the valuations of comparable companies as part of the market approach, as described further below.

The income approach estimated the fair value of Assurance IQ by applying a discount rate, derived from a capital asset pricing model and reflecting a market expected rate of return for the reporting unit, to its projected future cash flows. The projected future cash flows involved significant judgement and were based on our internal forecasts including expected synergies, and a range of terminal values, which incorporated an expected long-term growth rate and sales and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) market-based multiples. Revisions to the long-term forecasts, as part of the strategic review of the business in the fourth quarter of 2022, reflected lower growth rates across all product lines driven by challenges in scaling and extended expected timing of reaching sustained profitability. These revisions, combined with changes in, and challenges from, the current and expected industry and market conditions and trends, a higher applied discount rate, and lower expected synergies, led to declines in the present value of the projected cash flows and the estimated fair value of Assurance under the income approach, consistent with how a market participant would assess the value of the business as of December 31, 2022.

The market approach derived the fair value of Assurance IQ based on comparable publicly traded companies by utilizing forward market multiples based on independent analysts’ consensus estimates for each company’s forecasted sales. The sales multiple was applied to Assurance IQ’s forecasted results, and an implied control premium, reflective of expected synergies a market participant would realize, was added to determine the estimated fair value of the reporting unit as of December 31, 2022. The market approach also resulted in a decline in the estimated fair value of Assurance IQ as of December 31, 2022 as the value of the comparable publicly traded companies declined during 2022, resulting in a lower multiple being applied to the forecasted revenues of the business. The fair value of the reporting unit was also negatively impacted by reductions in the forecasted revenue growth levels and a lower implied control premium reflective of a decline in the expected synergies that could be realized.

The $903 million pre-tax impairment charge resulted in $177 million goodwill asset assigned to the Assurance IQ reporting unit as of December 31, 2022. The decreased carrying value of the goodwill asset as of December 31, 2022 makes it less sensitive to potential future changes in the inputs and assumptions used in the valuation of Assurance IQ.

Both Gibraltar Life and Other and PGIM completed a quantitative impairment analysis using an earnings multiple approach, which resulted in their fair values exceeding their carrying values by a weighted average of 264% as of December 31, 2022.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. While changes in individual factors or events impact the valuation of our reporting units, it is the magnitude of the change of all valuation inputs, considered in totality, that will ultimately determine the impact to the fair value of our businesses holding goodwill. For all reporting units tested, unanticipated changes in business performance or the regulatory environment, market declines or other events impacting the fair value of these businesses, including changes in market multiples, discount rates, and growth rate assumptions or increases in the level of equity required to support these businesses, could cause additional goodwill impairment charges in future periods. For additional information regarding goodwill and our reporting segments, see Note 2 and Note 10 to the Consolidated Financial Statements.

Valuation of Investments, Including Derivatives, Measurement of Allowance for Credit Losses, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets, and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments that are generally used include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:

•Valuation of investments, including derivatives;
•Measurement of the allowance for credit losses on fixed maturity securities classified as available-for-sale or held-to-maturity, commercial mortgage loans, and other loans; and
•Recognition of other-than-temporary impairments (“OTTI”) for equity method investments and wholly-owned investment real estate.

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

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. For our investments classified as trading and equity securities, the impact of changes in fair value is recorded within “Other income (loss).” Our investments classified as held-to-maturity are carried at the acquisition price, net of any unamortized premiums or discounts, and a valuation allowance for losses. Our commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses.

In addition, an allowance for credit losses is measured each quarter for available-for-sale fixed maturity securities, held-to-maturity fixed maturity securities, commercial mortgage and other loans. For additional information regarding our policies regarding the measurement of credit losses, see Note 2 to the Consolidated Financial Statements.

For equity method investments and wholly-owned investment real estate, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary.

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

We determine our expected rate of return on plan assets based upon a building block approach that considers plan asset mix, risk free rates, inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation as well as expenses, the effect of active management and the effect of rebalancing for the equity, debt and real estate asset mix applied on a weighted average basis to our pension asset portfolio. See Note 18 to the Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2022 was 6.00% for our domestic pension plans and 7.00% for our other postretirement benefit plans. Given the amount of plan assets as of December 31, 2021, the beginning of the measurement year, if we had assumed an expected rate of return for both our domestic pension and other domestic postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2022
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in expected rate of return by 100 bps	$(134)	$(14)
Decrease in expected rate of return by 100 bps	$134	$14

Foreign pension plans represent 4% of plan assets at the beginning of 2022. An increase in expected rate of return by 100 bps would result in a decrease in net periodic pension costs of $5 million; conversely, a decrease in expected rate of return by 100 bps would result in an increase in net periodic pension costs of $4 million.

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 18 to the Consolidated Financial Statements for information regarding the December 31, 2021 methodology we employed to determine our discount rate for 2022. Our assumed discount rate for 2022 was 2.85% for our domestic pension plans and 2.75% for our other domestic postretirement benefit plans. Given the amount of pension and postretirement obligations as of December 31, 2021, the beginning of the measurement year, if we had assumed a discount rate for both our domestic pension and other postretirement benefit plans that was 100 bps higher or 100 bps lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2022
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Periodic Other Postretirement Cost

	(in millions)
Increase in discount rate by 100 bps	$(91)	$2
Decrease in discount rate by 100 bps	$127	$(2)

Foreign pension plans represent 12% of plan obligations at the beginning of 2022. An increase in discount rate by 100 bps would result in a decrease in net periodic pension costs of $7 million; conversely, a decrease in discount rate by 100 bps would result in an increase in net periodic pension costs of $9 million.

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

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2022, see “—Results of Operations by Segment—Corporate and Other.”

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2023, we increased the discount rate to 5.45% from 2.85% in 2022. The expected rate of return on plan assets increased to 7.50% in 2023 from 6.00% in 2022, and the assumed rate of increase in compensation remained unchanged at 4.50%.

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

At December 31, 2022, the sensitivity of our domestic and foreign pension and postretirement obligations to a 100 basis point change in discount rate was as follows.

	December 31, 2022
	Increase/(Decrease) in Pension Benefits Obligation	Increase/(Decrease) in Accumulated Postretirement Benefits Obligation

	(in millions)
Increase in discount rate by 100 bps	$(956)	$(91)
Decrease in discount rate by 100 bps	$1,123	$99

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

An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2022 “Total income tax expense (benefit)” of $18 million.

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

The Company has an established governance framework to manage the implementation of the standard. The Company has substantially completed its implementation efforts including, but not limited to, implementing refinements to key accounting policy decisions, modifications to actuarial valuation models, updates to data sourcing capabilities, automation of key financial reporting and analytical processes and updates to internal control over financial reporting and disclosure.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on its Consolidated Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in a decrease to “Retained earnings” of approximately $3 billion primarily from reclassifying the cumulative effect of changes in non-performance risk on market risk benefits from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) and other changes in reserves, and will result in a decrease to AOCI of approximately $42 billion primarily from remeasuring in-force non-participating traditional and limited-pay insurance contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of December 31, 2021, the estimated impacts amounted to a decrease to “Retained earnings” of approximately $2 billion and a decrease to AOCI of approximately $31 billion. As of September 30, 2022, the estimated impacts amounted to a decrease to “Retained earnings” of approximately $2 billion and an increase to AOCI of approximately $17 billion. The changes in the estimates impacting AOCI from January 1, 2021 to September 30, 2022 are primarily due to the increases in interest rates during 2021 and 2022. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date.

Results of Operations by Segment
PGIM

Operating Results

The following table sets forth PGIM’s operating results for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating results(1):
Revenues(2)	$3,622	$4,493	$4,153
Expenses	2,779	2,850	2,891
Adjusted operating income	843	1,643	1,262
Realized investment gains (losses), net, and related adjustments	(8)	(3)	0
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(4)	69	159
Other adjustments(3)	(22)	(13)	0
Income (loss) before income taxes and equity in earnings of operating joint ventures	$809	$1,696	$1,421
 __________
(1)Certain of PGIM’s investment activities are based in currencies other than the U.S. dollar and are therefore subject to foreign currency exchange rate risk. The financial results of PGIM include the impact of an intercompany arrangement with our Corporate and Other operations designed to mitigate the impact of exchange rate changes on PGIM’s U.S. dollar-equivalent earnings. For additional information related to this intercompany arrangement, see “—Results of Operations—Impact of Foreign Currency Exchange Rates,” above.
(2)Revenues for the year ended December 31, 2021 include a $378 million pre-tax gain related to the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy.
(3)Includes certain components of consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods.

Adjusted Operating Income

2022 to 2021 Annual Comparison. Adjusted operating income decreased $800 million, reflecting a decrease in service, distribution and other revenues, driven by the absence of a gain in the prior year period from the sale of our Pramerica SGR joint venture, and lower other related revenues and asset management fees, net of related expenses.

Revenues and Expenses

The following table sets forth PGIM’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Revenues by type:
Asset management fees by source:
Institutional customers	$1,443	$1,439	$1,350
Retail customers(1)	1,081	1,275	1,003
General account	508	588	557
Total asset management fees	3,032	3,302	2,910
Other related revenues by source:
Incentive fees	85	154	206
Transaction fees	14	27	26
Seed and co-investments	3	49	122
Commercial mortgage(2)	127	173	198
Total other related revenues	229	403	552
Service, distribution and other revenues(3)	361	788	691
Total revenues	$3,622	$4,493	$4,153
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
(3)Results for the year ended December 31, 2021 include a $378 million pre-tax gain related to the sale of our 35% ownership stake in Pramerica SGR, an asset management joint venture in Italy.

2022 to 2021 Annual Comparison. Revenues decreased $871 million. Service, distribution and other revenues decreased, primarily reflecting the absence of a gain in the prior year period from the sale of our Pramerica SGR joint venture, and lower revenues from certain consolidated funds (which were fully offset by lower variable expenses related to noncontrolling interests in these funds). Asset management fees decreased primarily due to a decrease in average assets under management, driven by market depreciation reflecting higher interest rates and widening credit spreads, as well as unfavorable equity markets. Also contributing to the decrease were lower other related revenues primarily driven by lower performance-based incentive fees, reflecting investment underperformance, lower commercial mortgage origination revenues driven by higher interest rates and general economic uncertainty, and lower seed and co-investments results.

Expenses decreased $71 million, primarily reflecting lower variable expenses associated with a decrease in overall segment earnings and lower revenues from certain consolidated funds, as discussed above. The decrease was partially offset by higher operating expenses primarily driven by an increase in travel and entertainment costs, and an increase in compensation expenses.

Assets Under Management

The following table sets forth assets under management by asset class as of the dates indicated:

	December 31,
	2022	2021	2020
	(in billions)
Assets Under Management(1) (at fair value):
Public equity	$147.8	$216.2	$202.4
Public fixed income	776.8	980.7	1,004.5
Real estate	129.6	132.6	121.5
Private credit and other alternatives	103.4	108.7	106.5
Multi-asset	70.8	85.6	63.7
Total PGIM assets under management	$1,228.4	$1,523.8	$1,498.6

Assets under management within other reporting segments(2)	148.9	218.5	222.3
Total PFI assets under management	$1,377.3	$1,742.3	$1,720.9
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

2022 to 2021 Annual Comparison. PGIM’s assets under management decreased $295 billion in 2022, primarily driven by market depreciation resulting from higher interest rates and widening credit spreads, as well as unfavorable equity markets. The decrease also reflects a reduction in assets under management from the sales of the Full Service Retirement business and PALAC in the second quarter of 2022, public fixed income and public equity net outflows, and unfavorable foreign exchange rate impacts.

The following table sets forth assets under management by source as of the dates indicated:

	December 31,
	2022	2021	2020
	(in billions)
Assets Under Management(1) (at fair value):
Institutional customers	$549.2	$629.4	$614.9
Retail customers	299.6	401.4	372.0
General account	379.6	493.0	511.7
Total PGIM assets under management	$1,228.4	$1,523.8	$1,498.6

Assets under management within other reporting segments(2)	148.9	218.5	222.3
Total PFI assets under management	$1,377.3	$1,742.3	$1,720.9
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

The following table sets forth the component changes in PGIM’s assets under management for the periods indicated:

	December 31,
	2022	2021	2020
	(in billions)
Beginning assets under management	$1,523.8	$1,498.6	$1,331.0
Institutional third-party flows	3.0	10.9	3.0
Retail third-party flows	(23.2)	0.1	17.2
Total third-party flows	(20.2)	11.0	20.2
Affiliated flows(1)	13.2	(12.2)	(8.5)
Market appreciation (depreciation)(2)	(240.9)	35.4	146.7
Foreign exchange rate impact	(16.0)	(12.4)	6.8
Net money market activity and other increases (decreases)(3)	(31.5)	3.4	2.4
Ending assets under management	$1,228.4	$1,523.8	$1,498.6
__________
(1)Represents assets that PGIM manages for the benefit of other reporting segments within the Company. Additions and withdrawals of these assets are attributable to third-party product inflows and outflows in other reporting segments.
(2)Includes income reinvestment, where applicable.
(3)Results for the year ended December 31, 2022 include a reduction in assets under management from the sales of the Full Service Retirement business and PALAC.

Private Capital Deployment

Private capital deployment is indicative of the pace and magnitude of capital that is invested and will result in future revenues that may include management fees, transaction fees, incentive fees and servicing revenues, as well as future costs to manage these assets.

Private capital deployment represents the gross value of private capital invested in real estate debt and equity, and private credit and equity asset classes. Assets under management resulting from private capital deployment are included in “Real estate” and “Private credit and other alternatives” in the “—Assets Under Management—by asset class table” above. As of December 31, 2022, these assets decreased approximately $7.7 billion compared to December 31, 2021, primarily reflecting market depreciation.

Private capital deployment includes PGIM’s real estate agency debt business, which consists of agency commercial loans that are originated and sold to third-party investors. PGIM continues to service these commercial loans; however, they are not included in assets under management.

The following table sets forth PGIM’s private capital deployed by asset class for the periods indicated:

	December 31,
	2022	2021	2020
	(in billions)
Private capital deployed:
Real estate debt and equity	$26.9	$34.7	$24.4
Private credit and equity	16.1	14.5	12.6
Total private capital deployed	$43.0	$49.2	$37.0

Seed and Co-Investments

As of December 31, 2022 and 2021, PGIM had approximately $1,444 million and $1,175 million of seed investments and $497 million and $517 million of co-investments at carrying value, respectively, primarily consisting of public fixed income, public equity and real estate investments.

U.S. Businesses

Operating Results

The following table sets forth the operating results for our U.S. Businesses for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Adjusted operating income before income taxes:
U.S. Businesses:
Retirement Strategies	$4,223	$4,079	$2,855
Group Insurance	(16)	(455)	(16)
Individual Life	(1,215)	393	(48)
Assurance IQ	(113)	(142)	(88)
Total U.S. Businesses	2,879	3,875	2,703
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(3,411)	1,839	(2,510)
Charges related to realized investment gains (losses), net	(654)	(296)	(121)
Market experience updates	748	747	(591)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	7	4
Other adjustments(1)	(917)	(1,099)	51
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,353)	$5,073	$(464)
________
(1)Includes goodwill impairments of $903 million and $1,060 million recorded in the fourth quarters of 2022 and 2021, respectively, related to Assurance IQ. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information.

2022 to 2021 Annual Comparison. Adjusted operating income for our U.S. Businesses decreased by $996 million primarily due to:

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

Operating Results

The following table sets forth Retirement Strategies’ operating results for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating results:
Revenues:
Institutional Retirement Strategies	$19,441	$15,298	$10,051
Individual Retirement Strategies	5,312	4,914	4,440
Total revenues	24,753	20,212	14,491
Benefits and expenses:
Institutional Retirement Strategies	17,900	13,120	8,666
Individual Retirement Strategies	2,630	3,013	2,970
Total benefits and expenses	20,530	16,133	11,636
Adjusted operating income:
Institutional Retirement Strategies	1,541	2,178	1,385
Individual Retirement Strategies	2,682	1,901	1,470
Total adjusted operating income	4,223	4,079	2,855
Realized investment gains (losses), net, and related adjustments	(1,806)	1,938	(2,918)
Charges related to realized investment gains (losses), net	(629)	(482)	3
Market experience updates	379	657	(324)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	6	3
Income (loss) before income taxes and equity in earnings of operating joint ventures	$2,169	$6,198	$(381)

Adjusted Operating Income

2022 to 2021 Annual Comparison. Adjusted operating income from our Institutional Retirement Strategies business decreased $637 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 had no net impact from our annual reviews and update of assumptions, while results for 2021 included a $14 million net charge. Excluding this item, adjusted operating income decreased $651 million, driven by lower net investment spread results, primarily reflecting lower income on non-coupon investments, partially offset by higher reinvestment rates and business growth.

Adjusted operating income from our Individual Retirement Strategies business increased $781 million, including a favorable comparative net impact from our annual reviews and update of assumptions and other refinements, which resulted in a $25 million net benefit in 2022 compared to a $15 million charge in 2021. Excluding this item, adjusted operating income increased $741 million primarily driven by the gain on sale of PALAC. Also contributing to the increase were higher net investment spread results, driven by growth in indexed variable annuities and more favorable interest rates, as well as lower expenses and market value gains on a strategic investment. These increases were partially offset by lower fee income, net of distribution expenses and other associated costs, resulting from lower separate account values due to the impact of the sale of PALAC, net outflows and unfavorable equity markets.

Our Individual Retirement Strategies business includes both fixed and variable annuities which may include optional guaranteed living benefit riders (e.g., GMIB, GMAB, GMWB and GMIWB), and/or optional death benefit riders (e.g., GMDB). We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine (subject to certain contractual minimums) or at rates based upon the performance of an index (subject to caps or participation rates), as well as indexed variable annuities that provide several index crediting strategies and varying levels of downside protection at predetermined levels and durations. The drivers of our business results are generally included in adjusted operating income, with exceptions related to certain guarantees, as discussed below.

The U.S. GAAP accounting and our adjusted operating income treatment for our guarantees differ depending upon the specific contractual features. Under U.S. GAAP, the reserves for GMIB and GMDB are accounted for in accordance with an insurance fulfillment accounting framework and the results are included in adjusted operating income in a manner generally consistent with U.S. GAAP.

In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for under U.S. GAAP as embedded derivatives and reported using a fair value accounting framework. For purposes of measuring segment performance, adjusted operating income excludes the changes in fair value and instead reflects the performance of these riders using an insurance fulfillment accounting framework. Under this framework, adjusted operating income recognized each period reflects the rider fees earned during the period, less the portion of such fees estimated to be required to cover future benefit payments and hedging costs. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed, as discussed above.

Revenues, Benefits and Expenses

2022 to 2021 Annual Comparison. Revenues from our Institutional Retirement Strategies business increased $4,143 million. This increase primarily reflected higher pension risk transfer premiums due to new sales in the current year, with corresponding offsets in policyholders’ benefits, as discussed below, partially offset by lower net investment income and other income, primarily reflecting lower income on non-coupon investments.

Benefits and expenses of our Institutional Retirement Strategies business increased $4,780 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $4,794 million. Policyholders’ benefits, including the change in policy reserves, increased primarily related to the higher pension risk transfer premiums discussed above.

Revenues from our Individual Retirement Strategies business increased $398 million. The increase was primarily driven by the gain on sale of PALAC and market value gains on a strategic investment, partially offset by lower policy charges and fee income, reflecting lower average separate account values due to the impact of the sale of PALAC, as discussed below, net outflows and unfavorable equity markets.

Benefits and expenses of our Individual Retirement Strategies business decreased $383 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased $343 million primarily driven by lower general and administrative expenses, net of capitalization, driven by lower distribution and asset management expenses reflecting lower average separate account values, as discussed above, as well as lower operating and other expenses.

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

The following table shows the changes in the account values of Institutional Retirement Strategies’ products for the periods indicated. Account values include both internally- and externally-managed client balances as the total balances drive revenue for the Institutional Retirement Strategies business. For additional information regarding internally-managed balances, see “—PGIM.”

	Year ended December 31,
	2022	2021	2020
	(in millions)
Total Institutional Retirement Strategies:
Beginning total account value	$245,720	$243,387	$227,596
Additions(1)	31,773	21,967	22,469
Withdrawals and benefits	(16,398)	(20,825)	(18,288)
Change in market value, interest credited and interest income	(4,110)	1,881	8,854
Other(2)	(5,167)	(690)	2,756
Ending total account value	$251,818	$245,720	$243,387
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

(2)“Other” activity includes the effect of foreign exchange rate changes associated with our British pounds sterling denominated international reinsurance business and changes in asset balances for externally-managed accounts. For the years ended December 31, 2022 and 2021, “Other” activity also includes $3,800 million in receipts offset by $3,516 million in payments and $3,079 million in receipts offset by $3,224 million in payments, respectively, related to funding agreements backed by commercial paper which typically have maturities of less than 90 days.

2022 to 2021 Annual Comparison. The increase in Institutional Retirement Strategies account values reflects net additions primarily driven by significant pension risk transfer transactions, including funded pension risk transfer and international reinsurance sales, and interest credited on customer funds, partially offset by the decline in the market value of account assets and the negative impact of foreign exchange rate changes.

Individual Retirement Strategies. Account values are a significant driver of our operating results. Since most fees are determined by the level of separate account assets, fee income varies primarily based on the level of account values. Additionally, our fee income generally drives other items such as the pattern of amortization of DAC and other costs. Account values are driven by net flows from new business sales, surrenders, withdrawals and benefit payments, policy charges and the impact of positive or negative market value changes. The annuity industry’s competitive and regulatory landscapes may impact our net flows, including new business sales. The following table sets forth account value information for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Total Individual Retirement Strategies(1):
Beginning total account value	$182,305	$176,280	$169,681
Sales	6,027	6,599	6,815
Full surrenders and death benefits	(6,115)	(10,401)	(7,845)
Sales, net of full surrenders and death benefits	(88)	(3,802)	(1,030)
Partial withdrawals and other benefit payments	(4,670)	(5,712)	(5,191)
Net flows	(4,758)	(9,514)	(6,221)
Change in market value, interest credited and other activity(2)	(54,846)	19,188	16,360
Policy charges	(2,679)	(3,649)	(3,540)
Ending total account value(3)	$120,022	$182,305	$176,280
__________
(1)Includes gross variable and fixed annuities sold as retail investment products. Variable annuity account values were $113.9 billion, $176.4 billion and $170.5 billion as of December 31, 2022, 2021 and 2020, respectively. Fixed annuity account values were $6.1 billion, $5.9 billion and $5.7 billion as of December 31, 2022, 2021 and 2020, respectively.
(2)Results for the year ended December 31, 2022 reflect the reduction in account values resulting from the sale of PALAC, as discussed above.
(3)Ending total account values for the year ended December 31, 2021 include approximately $30 billion of account values that were classified as “held-for-sale” as of December 31, 2021 in relation to the PALAC sale, as discussed above.

2022 to 2021 Annual Comparison. The decrease in account values during 2022 was primarily driven by the impact of the sale of PALAC and market value depreciation.

The increase in sales, net of full surrenders and death benefits, reflects general uncertainty and volatility in financial markets in the current year that led to lower full surrenders by policyholders, partially offset by lower sales.

Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Retirement Strategies’ products, certain strategies in mitigating those risks including any updates to those strategies since the previous year-end, and the related financial results.

Fixed Annuity Risks and Risk Mitigants. The primary risk exposure of our fixed annuity products relates to investment risks we bear for providing customers a minimum guaranteed interest rate or an index-linked interest rate required to be credited to the customer’s account value, which include interest rate fluctuations and/or sustained periods of low interest rates, and credit risk related to the underlying investments. We manage these risk exposures primarily through our investment strategies and product design features, which include credit rate resetting subject to the minimum guaranteed interest rate as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, a portion of our fixed products has a market value adjustment provision that affords protection of lapse in the case of rising interest rates. We also manage these risk exposures through external reinsurance for certain of our fixed annuity products. For additional information regarding our external reinsurance agreements, see “Business—Retirement Strategies” and Note 14 to the Consolidated Financial Statements.

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

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, ii) our Asset Liability Management Strategy, and iii) our Capital Hedge Program, as discussed below. We also manage these risk exposures through external reinsurance for certain of our variable annuity products. For additional information regarding our external reinsurance agreements, see “Business—Retirement Strategies” and Note 14 to the Consolidated Financial Statements. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed, as discussed above.

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

	December 31,
	2022	2021(1)
	(in millions)
U.S. GAAP liability, including NPR, net of reinsurance recoverables	$4,753	$13,028
NPR adjustment, net of reinsurance recoverables	3,413	2,832
Subtotal	8,166	15,860
Adjustments including risk margins and valuation methodology differences	(2,499)	(3,444)
Economic liability managed through the ALM strategy	$5,667	$12,416
__________
(1)Includes the portion of the traditional variable annuities block of business that was classified as “held-for-sale” as of December 31, 2021 in relation to the PALAC sale, as discussed above.

As of December 31, 2022, the fair value of our fixed income instruments and derivative assets exceed the economic liability within the entities in which the risks reside.

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

Product Specific Risks and Risk Mitigants

For certain living benefit guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in-force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefit guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee. Our PDI variable annuity complements our variable annuity products with the highest daily benefit and provides for guaranteed lifetime contractholder withdrawal payments but restricts contractholder asset allocation to a single bond fund sub-account within the separate accounts.

The majority of our traditional variable annuity contracts with living benefit guarantees, and contracts with our highest daily living benefit features, include risk mitigants in the form of an automatic rebalancing feature and/or inclusion in our ALM strategy. We may also utilize external reinsurance as a form of additional risk mitigation. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the automatic rebalancing feature are also managed through our ALM strategy. Certain legacy products with GMAB rider options include the automatic rebalancing feature but are not included in the ALM strategy. Sales of traditional variable annuities with living benefit guarantees and automatic rebalancing features were discontinued as of December 31, 2020, and, in April 2022, the sale of a portion of our in-force traditional variable annuity block was completed, as discussed above.

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

The following table sets forth the risk management profile of our living benefit guarantees and GMDB features as of the periods indicated:

	December 31,
	2022		2021		2020
	Account Value	% of Total	Account Value(1)	% of Total	Account Value	% of Total
	(in millions)
Living benefit/GMDB features(2):
Both ALM strategy and automatic rebalancing(3)(4)	$69,282	61%	$112,543	64%	$112,177	66%
ALM strategy only(4)	1,972	2%	7,278	4%	7,410	4%
Automatic rebalancing only	83	0%	567	0%	634	1%
External reinsurance(5)	2,482	2%	3,303	2%	3,173	2%
PDI	11,988	11%	16,909	10%	18,540	11%
Other products	1,561	1%	2,444	1%	2,492	1%
Total living benefit/GMDB features	87,368		143,044		144,426
GMDB features and other(6)	26,573	23%	33,395	19%	26,120	15%
Total variable annuity account value	$113,941		$176,439		$170,546
_________
(1)    Includes approximately $30 billion of account values that were classified as “held-for-sale” as of December 31, 2021 in relation to the PALAC sale, as discussed above.
(2)    All contracts with living benefit guarantees also contain GMDB features, which cover the same insured contract.
(3)    Contracts with living benefits that are included in our ALM strategy and that have an automatic rebalancing feature.
(4)    Excludes PDI which is presented separately within this table.
(5)    Represents contracts subject to a reinsurance transaction with an external counterparty covering certain Highest Daily Lifetime Income (“HDI”) v.3.0 business for the period April 1, 2015 through December 31, 2016. These contracts with living benefits also have an automatic rebalancing feature. See Note 14 to the Consolidated Financial Statements for additional information.
(6)    Includes contracts that have a GMDB feature and do not have an automatic rebalancing feature.

Results excluded from adjusted operating income

The following table provides the net impact to the Consolidated Statements of Operations from the portion of Retirement Strategies’ results excluded from adjusted operating income:

	Year ended December 31,
	2022	2021(1)	2020(1)
Results excluded from adjusted operating income:	(in millions)(2)
Change in the value of U.S. GAAP liability, pre-NPR(3)	$4,035	$7,417	$(4,979)
Change in the NPR adjustment	1,277	(1,272)	581
Change in the fair value of hedge assets, excluding capital hedges(4)	(4,226)	(4,270)	2,251
Change in the fair value of capital hedges(5)	598	(1,268)	(900)
Other(6)	(3,490)	1,331	129
Realized investment gains (losses), net, and related adjustments	(1,806)	1,938	(2,918)
Market experience updates(7)	379	657	(324)
Charges related to realized investment gains (losses), net	(629)	(482)	3
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	2	6	3
Total results excluded from adjusted operating income(8)	$(2,054)	$2,119	$(3,236)
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
(8)Excludes amounts from the change in unrealized gains and losses on fixed income instruments recorded in OCI (versus net income) of ($289) million, ($1,727) million and $1,384 million as of December 31, 2022, 2021 and 2020, respectively.

For 2022, the loss of $2,054 million was driven by the impact of rising interest rates on fixed maturity securities and derivatives as well as unfavorable impacts related to the amortization of DAC and other costs. These losses were partially offset by favorable NPR adjustments largely due to favorable impacts from our annual reviews and update of assumptions and other refinements and widening credit spreads, gains associated with our capital hedges driven by unfavorable equity markets as well as favorable market experience updates resulting from the impact of rising interest rates. Changes related to the U.S. GAAP liability before NPR and the fair value of hedge assets (excluding capital hedges) were largely offsetting.

Group Insurance

Operating Results

The following table sets forth Group Insurance’s operating results and benefits and administrative operating expense ratios for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating results:
Revenues	$6,123	$6,217	$5,786
Benefits and expenses	6,139	6,672	5,802
Adjusted operating income	(16)	(455)	(16)
Realized investment gains (losses), net, and related adjustments	(137)	(16)	48
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(153)	$(471)	$32
Benefits ratio(1)(4):
Group life(2)	93.2%	102.7%	93.4%
Group disability(2)	73.9%	83.8%	78.4%
Total Group Insurance(2)	88.4%	98.3%	90.2%
Administrative operating expense ratio(3)(4):
Group life	10.8%	11.3%	12.4%
Group disability	31.3%	32.1%	26.1%
Total Group Insurance	15.8%	16.3%	15.4%
__________
(1)Ratio of policyholder benefits to earned premiums plus policy charges and fee income.
(2)Benefits ratios reflect the impacts of our annual reviews and update of assumptions and other refinements. Excluding these impacts, the group life, group disability and total Group Insurance benefits ratios were 93.3%, 73.3% and 88.4% for 2022, respectively, 102.7%, 83.8% and 98.3% for 2021, respectively, and 93.6%, 78.8% and 90.4% for 2020, respectively.
(3)Ratio of general and administrative expenses (excluding commissions) to gross premiums plus policy charges and fee income.
(4)The benefits and administrative ratios are measures used to evaluate profitability and efficiency.

Adjusted Operating Income

2022 to 2021 Annual Comparison. Adjusted operating income increased $439 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $3 million net charge from these updates while 2021 included a $1 million net benefit from these updates. Excluding this item, adjusted operating income increased $443 million, primarily reflecting higher underwriting results in our group life business, driven by a decline in COVID-19 impacts on non-experience-rated contracts, and higher underwriting results in our group disability business driven by more favorable claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts, as well as business growth. These increases were partially offset by lower net investment spread results driven by lower income on non-coupon investments.

Revenues, Benefits and Expenses

2022 to 2021 Annual Comparison. Revenues decreased $94 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $90 million. The decrease primarily reflected lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses decreased $533 million. The decrease primarily reflected lower policyholders’ benefits and changes in reserves in our group life business driven by less unfavorable claim experience from a decline in COVID-19 impacts, as well as in our group disability business driven by a more favorable impact from claims experience and a favorable impact to reserves from higher interest rates on long-term disability contracts.

Sales Results

The following table sets forth Group Insurance’s annualized new business premiums, as defined under “—Segment Measures” above, for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Annualized new business premiums(1):
Group life	$283	$265	$243
Group disability	196	221	163
Total	$479	$486	$406
__________
(1)Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.

2022 to 2021 Annual Comparison. Total annualized new business premiums decreased $7 million, primarily driven by lower sales in our group disability business in the National segment due to the absence of a large sale in the prior year period, partially offset by an increase in supplemental health product sales, primarily in the Premier segment. Higher group life sales, primarily in the National segment, served as a partial offset.

Individual Life

Operating Results

The following table sets forth Individual Life’s operating results for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating results:
Revenues	$7,074	$6,897	$6,398
Benefits and expenses	8,289	6,504	6,446
Adjusted operating income	(1,215)	393	(48)
Realized investment gains (losses), net, and related adjustments	(1,468)	(83)	359
Charges related to realized investment gains (losses), net	(25)	186	(124)
Market experience updates	369	90	(267)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	0	1	1
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(2,339)	$587	$(79)
Adjusted Operating Income

2022 to 2021 Annual Comparison. Adjusted operating income decreased $1,608 million, primarily reflecting an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $1,401 million net charge from these updates, mainly driven by unfavorable impacts related to assumptions for policyholder behavior and mortality, and inclusive of out of period adjustments (see Note 1 and Note 22 to the Consolidated Financial Statements for additional information). Results for 2021 included a $7 million net benefit from these updates. Excluding this item, adjusted operating income decreased $200 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, partially offset by higher underwriting results, driven by the impact from less unfavorable mortality experience, net of reinsurance, including lower COVID-19 related claims.

Revenues, Benefits and Expenses

2022 to 2021 Annual Comparison. Revenues increased $177 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $163 million. This decrease was primarily driven by lower policy charges and fee income, driven by the absence of a benefit from the recapture of previously reinsured liabilities in the prior year period, which was mostly offset by reserve changes in policyholders’ benefits, as well as the impact of unfavorable equity markets on account values. Also contributing to the decrease was lower net investment income driven by lower income on non-coupon investments, partially offset by business growth and higher interest rates. These decreases were partially offset by higher premiums due to lower ceded reinsurance, which was mostly offset in policyholders’ benefits below.

Benefits and expenses increased $1,785 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $37 million. This increase was primarily driven by higher interest credited on policyholders’ account balances due to business growth and higher interest expense driven by higher interest rates, as discussed above. These increases were partially offset by lower policyholders’ benefits and changes in reserves, driven by a favorable comparative impact from mortality experience, net of reinsurance, including lower COVID-19 related claims, and the absence of a charge from the reinsurance recapture in the prior year period, as described above, partially offset by lower ceded reinsurance, as described above.

Sales Results

The following table sets forth Individual Life’s annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, by distribution channel and product, for the periods indicated:

	2022			2021			2020
	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total	Prudential Advisors	Third Party	Total
	(in millions)
Variable Life	$109	$315	$424	$121	$417	$538	$100	$349	$449
Term Life	18	75	93	20	95	115	26	122	148
Universal Life(1)	6	86	92	8	94	102	20	165	185
Total	$133	$476	$609	$149	$606	$755	$146	$636	$782
__________
(1)Prior period amounts have been updated to conform to current period presentation.

2022 to 2021 Annual Comparison. Total annualized new business premiums decreased $146 million, primarily from lower third-party sales across variable life, term life and universal life products due to pricing and product actions taken in the prior year period.

Assurance IQ

Operating Results

The following table sets forth Assurance IQ’s operating results for the periods indicated.

	Year ended December 31,
	2022	2021	2020
	(in millions)
Operating results:
Revenues	$510	$558	$391
Expenses	623	700	479
Adjusted operating income	(113)	(142)	(88)
Realized investment gains (losses), net, and related adjustments	0	0	1
Other adjustments(1)(2)	(917)	(1,099)	51
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,030)	$(1,241)	$(36)
 __________
(1)Includes certain components of the consideration for the Assurance IQ acquisition, which are recognized as compensation expense over the requisite service periods, as well as changes in the fair value of associated contingent consideration. For additional information regarding contingent consideration, see Note 23 to the Consolidated Financial Statements.
(2)Includes goodwill impairments of $903 million and $1,060 million recorded in the fourth quarters of 2022 and 2021, respectively. See Note 2 and Note 10 to the Consolidated Financial Statements for additional information.

Adjusted Operating Income

2022 to 2021 Annual Comparison. Adjusted operating income increased $29 million, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $17 million net charge from these updates primarily reflecting updates to persistency assumptions in the Medicare line. Excluding this item, adjusted operating income increased $46 million primarily reflecting an increase in the Medicare line driven by higher commission revenue, partially offset by a decrease in the Health Under 65 line driven by lower commission and case referral revenues.

Revenues and Expenses

2022 to 2021 Annual Comparison. Revenues decreased $48 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased $31 million, primarily due to lower commission and case referral revenues in the Health Under 65 and Life lines, as well as lower case referral revenue in the Personal Finance line. These decreases were partially offset by an increase in commission revenue in the Medicare line. Expenses decreased $77 million, primarily driven by lower variable expenses from the Life, Health Under 65 and Personal Finance lines, partially offset by higher variable expenses from the Medicare line, as well as higher general and administrative expenses.

International Businesses

Business Update

•In the third quarter of 2022, the Company completed the acquisition of a 33% minority interest in Alexander Forbes Group Holdings Limited, a leading provider of financial advice, retirement, investment and holistic wealth management services in South Africa. This investment is consistent with the Company’s strategic focus internationally on higher-growth emerging markets and furthers the partnership’s specific objective to identify and make strategic investments in high quality financial services companies in selected African geographies.

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

The following table sets forth the International Businesses’ operating results for the periods indicated:

	Year ended December 31,
	2022	2021	2020

	(in millions)
Operating results:
Revenues:
Life Planner	$10,063	$10,643	$10,122
Gibraltar Life and Other	10,011	11,272	11,454
Total revenues	20,074	21,915	21,576
Benefits and expenses:
Life Planner	8,625	8,869	8,618
Gibraltar Life and Other	9,045	9,656	10,006
Total benefits and expenses	17,670	18,525	18,624
Adjusted operating income:
Life Planner	1,438	1,774	1,504
Gibraltar Life and Other	966	1,616	1,448
Total adjusted operating income	2,404	3,390	2,952
Realized investment gains (losses), net, and related adjustments	(2,213)	17	727
Charges related to realized investment gains (losses), net	118	(32)	(42)
Market experience updates	11	0	(39)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	5	(79)	(48)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$325	$3,296	$3,550

Adjusted Operating Income

2022 to 2021 Annual Comparison. Adjusted operating income from our Life Planner operations decreased $336 million, including a net unfavorable impact of $23 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $19 million net charge in 2022 compared to a $2 million net benefit in 2021.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Life Planner operations decreased $292 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments, lower underwriting results, primarily driven by unfavorable policyholder behavior and unfavorable mortality and morbidity experience from COVID-19 related claims in Japan, and higher operating expenses.

Adjusted operating income from our Gibraltar Life and Other operations decreased $650 million, including a net favorable impact of $11 million from currency fluctuations, inclusive of the currency hedging program discussed above. Both periods also include the impact of our annual reviews and update of assumptions and other refinements, which resulted in a $12 million net charge in 2022 compared to a $16 million net charge in 2021.

Excluding the impact of currency fluctuations, as well as the impact from our annual reviews and update of assumptions and other refinements as discussed above, adjusted operating income from our Gibraltar Life and Other operations decreased $665 million, primarily reflecting lower net investment spread results driven by lower income on non-coupon investments and lower prepayment fee income, as well as lower underwriting results, primarily driven by unfavorable mortality and morbidity experience from COVID-19 related claims in Japan. Also contributing to the decrease were lower earnings from joint venture investments.

Revenues, Benefits and Expenses

2022 to 2021 Annual Comparison. Revenues from our Life Planner operations decreased $580 million, including a net unfavorable impact of $632 million from currency fluctuations and a net benefit of $12 million from our annual reviews and update of assumptions and other refinements. Excluding these items, revenues increased $40 million, primarily reflecting higher premiums and policy charges and fee income, driven by the growth of business in force, partially offset by lower net investment income driven by lower income on non-coupon investments.

Benefits and expenses from our Life Planner operations decreased $244 million, including a net favorable impact of $609 million from currency fluctuations and a net charge of $33 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $332 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by unfavorable mortality and morbidity experience from COVID-19 related claims, higher amortization, including write offs of deferred policy acquisition costs related to unfavorable policyholder behavior, and higher operating expenses.

Revenues from our Gibraltar Life and Other operations decreased $1,261 million, including a net unfavorable impact of $865 million from currency fluctuations. Excluding this item, revenues decreased $396 million, primarily reflecting lower premiums and policy charges and fee income due to the decline of business in force, lower net investment income driven by lower income on non-coupon investments and lower prepayment fee income, and lower other income from a decline in earnings from joint venture investments.

Benefits and expenses from our Gibraltar Life and Other operations decreased $611 million, including a net favorable impact of $876 million from currency fluctuations and a net benefit of $4 million from our annual reviews and update of assumptions and other refinements. Excluding these items, benefits and expenses increased $269 million, primarily reflecting higher policyholders’ benefits, including changes in reserves, driven by unfavorable mortality and morbidity experience from COVID-19 related claims, and higher amortization, including write offs of deferred policy acquisition costs related to unfavorable policyholder behavior.

Sales Results

The following table sets forth annualized new business premiums, as defined under “—Results of Operations—Segment Measures” above, on an actual and constant exchange rate basis for the periods indicated:

	Year ended December 31,
	2022	2021	2020

	(in millions)
Annualized new business premiums:
On an actual exchange rate basis:
Life Planner	$941	$940	$1,041
Gibraltar Life and Other	878	1,000	1,149
Total	$1,819	$1,940	$2,190
On a constant exchange rate basis:
Life Planner	1,022	960	1,044
Gibraltar Life and Other	907	1,005	1,152
Total	$1,929	$1,965	$2,196

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

Our diverse product portfolio in Japan, in terms of currency mix and premium payment structure, allows us to adapt to changing market and competitive dynamics, including the low interest rate environment. We regularly examine our product offerings and their related profitability and, as a result, we have repriced or discontinued sales of certain products that do not meet our profit expectations. The impact of these actions, coupled with the introduction of certain new products, has generally resulted in an increase in sales of products denominated in USD relative to products denominated in other currencies.

2022 to 2021 Annual Comparison. The table below presents annualized new business premiums on a constant exchange rate basis, by product category and distribution channel, for the periods indicated:

	Year Ended December 31, 2022					Year Ended December 31, 2021
	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total	Life	Accident & Health	Retirement (1)	Investment Contracts (2)	Total

	(in millions)
Life Planner	$566	$80	$333	$43	$1,022	$521	$67	$368	$4	$960
Gibraltar Life and Other:
Life Consultants	179	28	30	301	538	260	26	40	161	487
Banks(3)	76	0	4	88	168	252	0	12	54	318
Independent Agency	83	12	105	1	201	73	23	96	8	200
Subtotal	338	40	139	390	907	585	49	148	223	1,005
Total	$904	$120	$472	$433	$1,929	$1,106	$116	$516	$227	$1,965
__________
(1)Includes retirement income, endowment and savings variable universal life.
(2)Includes market value adjusted investment contracts and single-pay whole life products. 2021 also includes annuity products.
(3)Single pay life annualized new business premiums, which include 10% of first year premiums, and 3-year limited pay annualized new business premiums, which include 100% of new business premiums, represented 0% and 51%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding investment contracts, for the year ended December 31, 2022, and 3% and 66%, respectively, of total Japanese bank distribution channel annualized new business premiums, excluding investment contracts, for the year ended December 31, 2021.

Annualized new business premiums, on a constant exchange rate basis, from our Life Planner operations increased $62 million, primarily driven by higher life product sales in Brazil and Argentina. In Japan, higher sales of USD-denominated market value adjusted investment contacts, driven by higher interest rates, were partially offset by lower sales of USD-denominated retirement products.

Annualized new business premiums, on a constant exchange rate basis, from our Gibraltar Life and Other operations decreased $98 million. Bank channel sales decreased $150 million reflecting lower USD-denominated life product sales, partially offset by higher sales of USD-denominated market value adjusted investment contacts, driven by higher interest rates. Life Consultants sales increased $51 million reflecting higher sales of USD-denominated market value adjusted investment contacts, driven by rising interest rates, partially offset by lower USD-denominated life product sales. Independent Agency sales increased $1 million, primarily driven by higher sales of life products and USD-denominated endowment products, largely offset by the absence of accident & health product sales made to a single large client in the prior year period and lower sales of investment contracts.

Sales Force

The following table sets forth the number of Life Planners and Life Consultants for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Life Planners:
Japan	4,446	4,566	4,555
All other countries	1,478	1,458	1,511
Gibraltar Life Consultants	6,821	7,100	7,254
Total	12,745	13,124	13,320

2022 to 2021 Comparison. The number of Life Planners decreased by 100, driven by a decrease of 120 in our Japan operations, primarily reflecting our selective recruiting efforts and higher resignations. Life Planners in our other operations increased by 20, primarily reflecting an increase in Brazil. The number of Gibraltar Life Consultants decreased by 279, primarily reflecting continued recruiting challenges and higher resignations due to more selective retention standards.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and Divested and Run-off Businesses other than those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

	Year ended December 31,
	2022	2021	2020

	(in millions)
Operating results:
Interest expense on debt	$(829)	$(827)	$(894)
Investment income	177	174	134
Pension and employee benefits	387	284	191
Other corporate activities	(1,211)	(1,238)	(1,398)
Adjusted operating income	(1,476)	(1,607)	(1,967)
Realized investment gains (losses), net, and related adjustments	(38)	94	(2,357)
Charges related to realized investment gains (losses), net	5	8	3
Market experience updates	22	3	(10)
Divested and Run-off Businesses	9	716	(450)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(47)	(38)	(25)
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,525)	$(824)	$(4,806)

2022 to 2021 Annual Comparison. The loss from Corporate and Other operations, on an adjusted operating income basis, decreased $131 million. Pension and employee benefits were favorable by $103 million, driven by higher earnings from our pension and post-retirement plans resulting from higher returns on plan assets, lower benefit costs for these plans resulting from the sale of the Full Service Retirement business, and a favorable impact from design changes to the Company’s Retiree Medical Savings Account plan. Net charges from other corporate activities decreased by $27 million, primarily driven by the absence of costs related to the early extinguishment of debt in the prior year period, favorable exchange rate impacts, gains from the sales of certain home office properties, and lower costs for long-term compensation plans, partially offset by higher expenses, including an increase in costs related to corporate initiatives.

For purposes of calculating pension income from our qualified pension plan for the year ended December 31, 2023, we increased the discount rate from 2.85% to 5.45% as of December 31, 2022. The expected rate of return on plan assets increased from 6.00% in 2022 to 7.50% in 2023. The assumed rate of increase in compensation remained unchanged at 4.50%. Giving effect to the foregoing changes and other factors, we expect income from our qualified pension plan in 2023 to be approximately $20 million to $30 million higher than 2022 levels. This increase is primarily driven by higher earnings from an increase in the expected rate of return and lower loss amortization, partially offset by higher interest costs on the plan obligation due to a higher discount rate.

For purposes of calculating postretirement benefit expenses for the year ended December 31, 2023, we increased the discount rate from 2.75% to 5.55% as of December 31, 2022. The expected rate of return on plan assets increased from 7.00% in 2022 to 7.75% in 2023. Giving effect to the foregoing changes and other factors, we expect postretirement income in 2023 to be approximately $30 million to $40 million lower than 2022 levels. This decrease is primarily driven by higher interest costs on the plan obligation due to a higher discount rate and unfavorable equity returns in 2022, partially offset by higher earnings from an increase in the expected rate of return and lower loss amortization.

In 2023, pension and other postretirement benefit service costs related to active employees will continue to be allocated to our business segments. For further information regarding our pension and postretirement plans, including the changes to the Company’s Retiree Medical Savings Account plan, see Note 18 to the Consolidated Financial Statements.

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

	Year ended December 31,
	2022	2021	2020
	(in millions)
Long-Term Care	$(418)	$458	$351
Other	427	258	(801)
Total Divested and Run-off Businesses income (loss) excluded from adjusted operating income	$9	$716	$(450)

Long-Term Care. Results for the year ended December 31, 2022 decreased $876 million compared to 2021, including an unfavorable comparative net impact from our annual reviews and update of assumptions and other refinements. Results for 2022 included a $28 million net charge from these updates, while results for 2021 included a $62 million net benefit. Excluding this item, results decreased $786 million primarily driven by unfavorable impacts from changes in the market value of equity securities, changes in the market value of derivatives used for duration management and lower income on non-coupon investments.

Other Divested and Run-off Businesses. Results for the year ended December 31, 2022 increased $169 million compared to 2021, primarily driven by the gain on the sale of the Full Service Retirement business. See Note 1 to the Consolidated Financial Statements for additional information regarding this sale. The results for 2022 also include losses related to the Full Service Retirement business in the first quarter, largely driven by the impact of rising interest rates on the market value of assets supporting experience-rated contractholder liabilities. For additional information, see “—Experience-Rated Contractholder Liabilities, Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments.”

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

As of December 31, 2022, the excess of actual cumulative earnings over the expected cumulative earnings was $3,207 million; however, due to the accumulation of net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of December 31, 2022 was reduced to zero.

Operating Results

The following table sets forth the Closed Block division’s results for the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in millions)
U.S. GAAP results:
Revenues	$2,957	$5,947	$4,766
Benefits and expenses	2,989	5,807	4,790
Income (loss) before income taxes and equity in earnings of operating joint ventures	$(32)	$140	$(24)

Income (loss) Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2022 to 2021 Annual Comparison. Income (loss) before income taxes and equity in earnings of operating joint ventures decreased $172 million. Net investment activity results decreased primarily reflecting lower other income driven by unfavorable changes in the value of equity securities, a decrease in realized investment gains (losses) driven by losses on the sale of fixed income investments in the current year, and lower net investment income on non-coupon investments. Net insurance activity results increased driven by a favorable comparative change in claims experience and reserves, partially offset by lower premiums due to the runoff of policies in force. As a result of the above, a $1,180 million reduction in the policyholder dividend obligation was recorded in 2022, compared to a $1,469 million increase in 2021.

Revenues, Benefits and Expenses

2022 to 2021 Annual Comparison. Revenues decreased $2,990 million primarily driven by a decrease in other income, realized investment gains (losses), net investment income and premiums, as discussed above.

Benefits and expenses decreased $2,818 million primarily driven by a decrease in dividends to policyholders, reflecting a reduction in the policyholder dividend obligation expense due to changes in cumulative earnings, as discussed above.

Income Taxes

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2022, 2021 and 2020, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2022	2021(1)	2020(1)

	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$(373)	$1,970	$(68)
Non-taxable investment income	(86)	(292)	(228)
Foreign taxes at other than U.S. rate	11	149	250
Low-income housing and other tax credits	(128)	(126)	(112)
Changes in tax law	(11)	10	(192)
GILTI	101	(1)	(2)
Sale of subsidiary	84	(26)	277
Non-controlling interest	5	(14)	(48)
Non-deductible expenses	21	11	14
Change in valuation allowance	16	13	17
State taxes	13	18	10
Other	(23)	(38)	1
Reported income tax expense (benefit)	$(370)	$1,674	$(81)
Effective tax rate	20.8%	17.8%	25.1%
 __________
(1)Prior period amounts have been updated to conform to current period presentation.

Effective Tax Rate

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” Our effective tax rate for fiscal years 2022, 2021 and 2020 was 20.8%, 17.8%, and 25.1%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 16 to the Consolidated Financial Statements.

Unrecognized Tax Benefits

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The total unrecognized benefit as of December 31, 2022, 2021 and 2020 was $84 million, $12 million and $17 million, respectively. The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

For additional information regarding income tax related items, see “Business—Regulation” and Note 16 to the Consolidated Financial Statements.

Experience-Rated Contractholder Liabilities,
Assets Supporting Experience-Rated Contractholder Liabilities and Other Related Investments

International Businesses. Certain products included in our International Businesses are experience-rated in that investment results associated with these products are expected to ultimately accrue to contractholders. The majority of investments supporting these experience-rated products are carried at fair value. These experience-rated products are fully participating, and as a result, the entire return on the underlying investments is passed back to policyholders through a corresponding adjustment to the related liability. The investments and related liabilities are reflected on the Consolidated Statements of Financial Position as “Assets supporting experience-rated contractholder liabilities, at fair value” and “Policyholders’ account balances,” respectively The associated realized and unrealized gains (losses) on the investments are reported on the Consolidated Statements of Operations as “Other income (loss)”, while interest and dividend income are reported in “Net investment income.”

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

Full Service Retirement Business. Prior to the second quarter of 2022, the Full Service Retirement business included within the Company’s Divested and Run-off Businesses held two types of experience-rated products that were supported by assets supporting experience-rated contractholder liabilities and other related investments. On April 1, 2022, the Company completed the sale of its Full Service Retirement business to Great-West. See Note 1 to the Consolidated Financial Statements for additional information regarding this disposition.

The following table sets forth the impact on results for the periods indicated of these items that are excluded from adjusted operating income:

	Year ended December 31,
	2022	2021	2020
	(in millions)
International Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(201)	$369	$68
Change in experience-rated contractholder liabilities due to asset value changes	201	(369)	(68)
Gains (losses), net, on experienced rated contracts	$0	$0	$0
Divested and Run-off Businesses:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(950)	$(616)	$602
Change in experience-rated contractholder liabilities due to asset value changes	818	657	(625)
Gains (losses), net, on experienced rated contracts	$(132)	$41	$(23)
Total:
Investment gains (losses) on assets supporting experience-rated contractholder liabilities, net	$(1,151)	$(247)	$670
Change in experience-rated contractholder liabilities due to asset value changes	1,019	288	(693)
Gains (losses), net, on experienced rated contracts	$(132)	$41	$(23)

For our divested Full Service Retirement business, the net impact of changes in experience-rated contractholder liabilities and investment gains (losses) on assets supporting experience-rated contractholder liabilities and other related investments reflects timing differences between the recognition of the mark-to-market adjustments and the recognition of the recovery of these adjustments in future periods through subsequent increases in asset values or reductions in crediting rates on contractholder liabilities for partially participating products. This includes certain assets that are designated as available-for-sale where mark-to-market adjustments are recorded as unrealized gains (losses) in “Other comprehensive income”. These impacts also reflect the difference between the fair value of underlying commercial mortgages and other loans and the amortized cost, less any valuation allowance, of these loans.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of the periods indicated, and the portion of such assets and liabilities that are classified in Level 3 of the valuation hierarchy. The table also provides details about these assets and liabilities excluding those held in the Closed Block division. We believe the amounts excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 15 to the Consolidated Financial Statements for additional information regarding the Closed Block.

	As of December 31, 2022				As of December 31, 2021(1)
	PFI excluding Closed Block Division		Closed Block Division		PFI excluding Closed Block Division		Closed Block Division
	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)	Total at Fair Value	Total Level 3(2)
	(in millions)
Fixed maturities, available-for-sale	$277,648	$4,345	$30,071	$817	$334,006	$5,810	$38,404	$1,510
Assets supporting experience-rated contractholder liabilities:
Fixed maturities	945	0	0	0	1,057	0	0	0
Equity securities	1,899	0	0	0	2,271	0	0	0
All other(3)	0	0	0	0	20	0	0	0
Subtotal	2,844	0	0	0	3,348	0	0	0
Fixed maturities, trading	5,051	289	900	15	7,686	403	1,137	18
Equity securities	5,416	528	1,734	99	6,089	699	2,288	100
Commercial mortgage and other loans	137	0	0	0	1,263	0	0	0
Other invested assets(4)	1,990	537	3	2	3,749	489	7	4
Short-term investments	3,637	18	150	0	5,186	268	457	62
Cash equivalents	6,398	0	1,076	0	4,857	48	402	22
Other assets	176	176	0	0	164	164	0	0
Separate account assets	171,805	1,081	0	0	219,971	1,283	0	0
Total assets	$475,102	$6,974	$33,934	$933	$586,319	$9,164	$42,695	$1,716
Future policy benefits	$4,746	$4,746	$0	$0	$9,068	$9,068	$0	$0
Policyholders’ account balances	3,492	3,492	0	0	1,436	1,436	0	0
Other liabilities(4)	2,682	1	0	0	1,860	0	0	0
Total liabilities	$10,920	$8,239	$0	$0	$12,364	$10,504	$0	$0
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $129,579 million and “Liabilities held-for-sale” of $6,214 million. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 to the Consolidated Financial Statements for additional information.
(2)Level 3 assets expressed as a percentage of total assets measured at fair value on a recurring basis for PFI excluding the Closed Block division and for the Closed Block division totaled 1.5% and 2.7%, respectively, as of December 31, 2022 and 1.6% and 4.0%, respectively, as of December 31, 2021.
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

Fixed maturity securities included in Level 3 in our fair value hierarchy are generally priced based on internally-developed valuations or indicative broker quotes. For certain private fixed maturity and equity securities, the internal valuation models use significant unobservable inputs and, accordingly, such securities are included in Level 3 in our fair value hierarchy. Level 3 fixed maturity securities for PFI excluding the Closed Block division included approximately $1.1 billion of public fixed maturities as of December 31, 2022 with values primarily based on indicative broker quotes, and approximately $3.5 billion of private fixed maturities, with values primarily based on internally-developed models. Significant unobservable inputs used in their valuation included: issue specific spread adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. Separate account assets included in Level 3 in our fair value hierarchy primarily include corporate securities and commercial mortgage loans.

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

Our total investment portfolio is composed of a number of operating portfolios. Each operating portfolio backs a specific set of liabilities, and the portfolios have a target asset mix that supports the liability characteristics, including duration, cash flow, liquidity needs and other criteria. As of December 31, 2022, the average duration of our domestic general account investment portfolios attributable to PFI excluding the Closed Block division, including the impact of derivatives, was approximately 7 years. As of December 31, 2022, the average duration of our international general account portfolios attributable to our Japanese insurance operations, including the impact of derivatives, was between 11 and 12 years and represented a blend of yen-denominated and U.S. dollar and Australian dollar-denominated investments, which have distinct average durations supporting the insurance liabilities we have issued in those currencies. Our asset/liability management process has enabled us to manage our portfolios through several market cycles.

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

The following tables set forth the composition of our general account investment portfolio apportioned between PFI excluding the Closed Block division and the Closed Block division, as of the dates indicated:

	December 31, 2022
	PFI Excluding Closed Block Division		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$221,106	60.8%	$21,140	$242,246
Public, held-to-maturity, at amortized cost, net of allowance	1,229	0.3	0	1,229
Private, available-for-sale, at fair value	55,814	15.4	8,931	64,745
Private, held-to-maturity, at amortized cost, net of allowance	67	0.0	0	67
Fixed maturities, trading, at fair value	4,838	1.3	900	5,738
Assets supporting experience-rated contractholder liabilities, at fair value	2,844	0.8	0	2,844
Equity securities, at fair value	4,671	1.3	1,733	6,404
Commercial mortgage and other loans, at book value, net of allowance	48,682	13.4	7,926	56,608
Policy loans, at outstanding balance	6,409	1.8	3,637	10,046
Other invested assets, net of allowance(1)	13,277	3.7	4,254	17,531
Short-term investments, net of allowance	4,236	1.2	337	4,573
Total general account investments	363,173	100.0%	48,858	412,031
Invested assets of other entities and operations(2)	5,410		0	5,410
Total investments	$368,583		$48,858	$417,441

	December 31, 2021
	PFI Excluding Closed Block Division(3)		Closed Block Division	Total
	($ in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$276,868	65.0%	$28,167	$305,035
Public, held-to-maturity, at amortized cost, net of allowance	1,413	0.3	0	1,413
Private, available-for-sale, at fair value	56,660	13.3	10,237	66,897
Private, held-to-maturity, at amortized cost, net of allowance	101	0.1	0	101
Fixed maturities, trading, at fair value	7,473	1.8	1,137	8,610
Assets supporting experience-rated contractholder liabilities, at fair value	3,358	0.8	0	3,358
Equity securities, at fair value	5,587	1.3	2,288	7,875
Commercial mortgage and other loans, at book value, net of allowance	49,146	11.6	8,241	57,387
Policy loans, at outstanding balance	6,571	1.5	3,815	10,386
Other invested assets, net of allowance(1)	12,485	2.9	4,358	16,843
Short-term investments, net of allowance	6,043	1.4	557	6,600
Total general account investments	425,705	100.0%	58,800	484,505
Invested assets of other entities and operations(2)	7,694		0	7,694
Total investments	$433,399		$58,800	$492,199
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

The decrease in general account investments attributable to PFI excluding the Closed Block division in 2022 was primarily due to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income and net business inflows. For information regarding the methodology used in determining the fair value of our fixed maturities, see Note 6 to the Consolidated Financial Statements.

As of December 31, 2022 and 2021, 45% and 48%, respectively, of our general account investments attributable to PFI excluding the Closed Block division related to our Japanese insurance operations. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account, as of the dates indicated:

	December 31,
	2022	2021
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value	$112,013	$146,600
Public, held-to-maturity, at amortized cost, net of allowance	1,229	1,413
Private, available-for-sale, at fair value	19,268	21,079
Private, held-to-maturity, at amortized cost, net of allowance	67	101
Fixed maturities, trading, at fair value	612	839
Assets supporting experience-rated contractholder liabilities, at fair value	2,844	3,328
Equity securities, at fair value	1,806	2,187
Commercial mortgage and other loans, at book value, net of allowance	18,080	19,969
Policy loans, at outstanding balance	2,607	2,726
Other invested assets(1)	5,272	4,203
Short-term investments, net of allowance	100	692
Total Japanese general account investments	$163,898	$203,137
__________
(1)Other invested assets consist of investments in LPs/LLCs, investment real estate held through direct ownership, derivative instruments and other miscellaneous investments.

The decrease in general account investments related to our Japanese insurance operations in 2022 was primarily attributable to an increase in U.S. interest rates and the translation impact of the U.S. dollar strengthening against the yen, partially offset by the reinvestment of net investment income and net business inflows.

As of December 31, 2022, our Japanese insurance operations had $77.5 billion, at carrying value, of investments denominated in U.S. dollars, including $1.5 billion that were hedged to yen through third-party derivative contracts and $67.4 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. As of December 31, 2021, our Japanese insurance operations had $92.5 billion, at carrying value, of investments denominated in U.S. dollars, including $2.1 billion that were hedged to yen through third-party derivative contracts and $80.2 billion that support liabilities denominated in U.S. dollars, with the remainder constituting part of the hedging of foreign currency exchange rate exposure to U.S. dollar-equivalent equity. The $15.0 billion decrease in the carrying value of U.S. dollar-denominated investments from December 31, 2021 was primarily attributable to an increase in U.S. interest rates, partially offset by reinvestment of net investment income.

Our Japanese insurance operations had $5.2 billion and $8.0 billion, at carrying value, of investments denominated in Australian dollars that support liabilities denominated in Australian dollars as of December 31, 2022 and 2021, respectively. The $2.8 billion decrease in the carrying value of Australian dollar-denominated investments from December 31, 2021 was primarily attributable to run-off of the portfolio and an increase in Australian government bond rates. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations and a discussion of our yen hedging strategy, see “Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

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

	Year Ended December 31, 2022
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.56%	$7,036	2.75%	$3,831	3.71%	$10,867	$1,375	$12,242
Assets supporting experience-rated contractholder liabilities	1.68	123	1.01	30	1.49	153	0	153
Equity securities	1.95	56	3.59	67	2.59	123	37	160
Commercial mortgage and other loans	3.67	1,164	3.67	686	3.67	1,850	322	2,172
Policy loans	4.94	184	3.90	99	4.52	283	216	499
Short-term investments and cash equivalents	2.70	340	3.75	31	2.75	371	24	395
Gross investment income	4.19	8,903	2.86	4,744	3.61	13,647	1,974	15,621
Investment expenses	(0.13)	(350)	(0.13)	(281)	(0.13)	(631)	(155)	(786)
Investment income after investment expenses	4.06%	8,553	2.73%	4,463	3.48%	13,016	1,819	14,835
Other invested assets(3)		744		208		952	157	1,109
Investment results of other entities and operations(4)		93		0		93	0	93
Total investment income		$9,390		$4,671		$14,061	$1,976	$16,037

	Year Ended December 31, 2021
	PFI Excluding Closed Block Division and Japanese Operations(6)		Japanese Insurance Operations		PFI Excluding Closed Block Division(6)		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.68%	$7,084	2.72%	$3,921	3.72%	$11,005	$1,461	$12,466
Assets supporting experience-rated contractholder liabilities	3.48	561	0.93	30	3.05	591	0	591
Equity securities	1.44	42	3.52	76	2.32	118	44	162
Commercial mortgage and other loans	4.16	1,401	3.92	768	4.07	2,169	367	2,536
Policy loans	5.09	196	4.05	114	4.65	310	222	532
Short-term investments and cash equivalents	0.48	55	0.48	4	0.48	59	3	62
Gross investment income	4.26	9,339	2.85	4,913	3.63	14,252	2,097	16,349
Investment expenses	(0.14)	(254)	(0.14)	(241)	(0.14)	(495)	(124)	(619)
Investment income after investment expenses	4.12%	9,085	2.71%	4,672	3.49%	13,757	1,973	15,730
Other invested assets(3)		1,413		457		1,870	527	2,397
Investment results of other entities and operations(4)		160		0		160	0	160
Total investment income		$10,658		$5,129		$15,787	$2,500	$18,287

	Year Ended December 31, 2020
	PFI Excluding Closed Block Division and Japanese Operations		Japanese Insurance Operations		PFI Excluding Closed Block Division		Closed Block Division	Total(5)
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Amount	Amount
	($ in millions)
Fixed maturities(2)	4.59%	$7,416	2.78%	$3,875	3.75%	$11,291	$1,566	$12,857
Assets supporting experience-rated contractholder liabilities	3.22	637	1.88	52	3.06	689	0	689
Equity securities	2.01	48	3.62	72	2.74	120	42	162
Commercial mortgage and other loans	3.95	1,377	2.89	731	3.91	2,108	358	2,466
Policy loans	5.31	238	3.23	98	4.47	336	247	583
Short-term investments and cash equivalents	0.83	171	0.86	14	0.83	185	6	191
Gross investment income	4.06	9,887	2.89	4,842	3.58	14,729	2,219	16,948
Investment expenses	(0.12)	(272)	(0.14)	(245)	(0.13)	(517)	(136)	(653)
Investment income after investment expenses	3.94%	9,615	2.75%	4,597	3.45%	14,212	2,083	16,295
Other invested assets(3)		413		245		658	157	815
Investment results of other entities and operations(4)		300		0		300	0	300
Total investment income		$10,328		$4,842		$15,170	$2,240	$17,410
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
(5)The total yield was 3.54%, 3.57% and 3.54% for the years ended December 31, 2022, 2021 and 2020, respectively.
(6)The denominator in the yield percentage includes “Assets held-for-sale”. See Note 1 to the Consolidated Financial Statements for additional information.

The decrease in investment income after investment expenses yield attributable to our general account investments, excluding both the Closed Block division and the Japanese insurance operations’ portfolio, for 2022 compared to 2021 was primarily due to lower prepayment income, asset sales within the PALAC and Full Service Retirement businesses, and reinvestment at lower rates for a portion of 2022, partially offset by higher returns on short-term investments based on an increase in short-term rates.

The increase in investment income after investment expenses yield attributable to the Japanese insurance operations’ portfolio for 2022 compared to 2021 was primarily the result of higher returns on short-term investments based on an increase in short-term rates and higher fixed income reinvestment rates.

Both the U.S. dollar-denominated and Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts provide a yield that is substantially higher than the yield on comparable yen-denominated fixed maturities. The average amortized cost of U.S. dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $60.0 billion and $60.5 billion, for the years ended December 31, 2022 and 2021, respectively. The majority of U.S. dollar-denominated fixed maturities support liabilities that are denominated in U.S. dollars. The average amortized cost of Australian dollar-denominated fixed maturities that are not hedged to yen through third-party derivative contracts was approximately $6.1 billion and $7.9 billion, for the years ended December 31, 2022 and 2021, respectively. The majority of Australian dollar-denominated fixed maturities support liabilities that are denominated in Australian dollars. For additional information regarding U.S. and Australian dollar investments held in our Japanese insurance operations, see “—Results of Operations by Segment—Impact of Foreign Currency Exchange Rates” above.

Realized Investment Gains and Losses

The following table sets forth “Realized investment gains (losses), net” of our general account apportioned between PFI excluding Closed Block division, and the Closed Block division, by investment type as well as “Related adjustments” and “Charges related to realized investment gains (losses), net” for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
PFI excluding Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(5)	$16	$(105)
Write-downs on fixed maturities(1)	(85)	(1)	(220)
Net gains (losses) on sales and maturities	(1,027)	1,445	777
Fixed maturity securities(2)	(1,117)	1,460	452
(Addition to) release of allowance for credit losses on loans	(65)	87	0
Net gains (losses) on sales and maturities	(70)	1	10
Commercial mortgage and other loans	(135)	88	10
Derivatives	(2,060)	1,463	(4,571)
OTTI losses on other invested assets recognized in earnings	(69)	(52)	(33)
(Addition to) release of allowance for credit losses on other invested assets	(4)	0	(1)
Other net gains (losses)	48	162	17
Other	(25)	110	(17)
Subtotal	(3,337)	3,121	(4,126)
Investment results of other entities and operations(3)	238	96	57
Total — PFI excluding Closed Block Division	(3,099)	3,217	(4,069)
Related adjustments	(2,571)	(1,270)	(71)
Realized investment gains (losses), net, and related adjustments	(5,670)	1,947	(4,140)
Charges related to realized investment gains (losses), net	(531)	(320)	(160)
Realized investment gains (losses), net, and charges related to realized investment gains (losses), net and adjustments	$(6,201)	$1,627	$(4,300)
Closed Block Division:
Realized investment gains (losses), net:
(Addition to) release of allowance for credit losses on fixed maturities	$(17)	$8	$(27)
Write-downs on fixed maturities(1)	(31)	0	(84)
Net gains (losses) on sales and maturities	(318)	466	388
Fixed maturity securities(2)	(366)	474	277
(Addition to) release of allowance for credit losses on loans	(14)	11	3
Net gains (losses) on sales and maturities	(26)	0	(3)
Commercial mortgage and other loans	(40)	11	0
Derivatives	145	318	(87)
OTTI losses on other invested assets recognized in earnings	0	0	0
(Addition to) release of allowance for credit losses on other invested assets	(2)	0	0
Other net gains (losses)	(7)	4	(8)
Other	(9)	4	(8)
Subtotal — Closed Block Division	(270)	807	182
Consolidated PFI realized investment gains (losses), net	$(3,369)	$4,024	$(3,887)
__________
(1)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale. In addition, for the year ended December 31, 2020, amounts also include write-downs on securities approaching maturities related to foreign exchange movements.
(2)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(3)Includes “realized investment gains (losses), net” of our investment management operations.

2022 to 2021 Annual Comparison

Net losses on sales and maturities of fixed maturity securities were $1,027 million for the year ended December 31, 2022 primarily driven by rotation sales of public securities into private securities and mortgage loans coupled with relative value trading in a higher interest rate environment, partially offset by the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment. Net gains on sales and maturities of fixed maturity securities were $1,445 million for the year ended December 31, 2021 primarily driven by sales of U.S. treasuries acquired in a higher interest-rate environment within our domestic segments and the impact of foreign currency exchange rate movements on U.S. and Australian dollar-denominated securities that matured or were sold within our International Businesses segment.

Net realized losses on derivative instruments of $2,060 million, for the year ended December 31, 2022, primarily included:
•$4,489 million of losses on interest rate derivatives due to an increase in the swap and U.S. Treasury rates

Partially offsetting these losses were:

•$1,692 million of gains on product-related embedded derivatives and related hedge positions associated with certain variable annuity contracts;
•$402 million of gains on capital hedges due to decreases in equity indices; and
•$329 million of gains on foreign currency hedges due to U.S. dollar appreciation versus the Euro, British Pound, and Australian dollar.

Net realized gains on derivative instruments of $1,463 million for the year ended December 31, 2021, primarily included:

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

Included in the table above are “Related adjustments,” which include the portions of “Realized investment gains (losses), net” that are either (1) included in adjusted operating income or (2) included in other reconciling line items to adjusted operating income, such as “Market experience updates” and “Divested and Run-off Businesses.” “Related adjustments” also includes the portions of “Other income (loss)” and “Net investment income” that are excluded from adjusted operating income. These adjustments are made to arrive at “Realized investment gains (losses), net, and related adjustments” which is excluded from adjusted operating income. See Note 22 to the Consolidated Financial Statements for additional details on adjusted operating income and its reconciliation to “Income (loss) before income taxes and equity in earnings of operating joint ventures.” Results for the years ended December 31, 2022 and 2021 reflect net related adjustments of $(2,571) million and $(1,270) million, respectively. Both periods include changes in the fair value of equity securities and fixed income securities that are designated as trading, as well as settlements and changes in the value of derivatives. Additionally, the results for 2022 include the impact of foreign currency exchange rate movements on certain non-local currency denominated assets and liabilities.

Also included in the table above are “Charges related to realized investment gains (losses), net,” which are excluded from adjusted operating income and which may be reflected as either a net charge or net benefit. Results for the years ended December 31, 2022 and 2021 reflect net charges of $531 million and $320 million, respectively, and were primarily driven by the impact of derivative activity on the amortization of DAC and other costs, and certain policyholder reserves, inclusive of impacts from our annual reviews and update of assumptions and other refinements.

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

General Account Investments of PFI excluding Closed Block Division

In the following sections, we provide details about our investment portfolio, excluding investments held in the Closed Block division. We believe the details of the composition of our investment portfolio excluding the Closed Block division are most relevant to an understanding of our operations that are pertinent to investors in Prudential Financial because substantially all Closed Block division assets support obligations and liabilities relating to the Closed Block policies only. See Note 15 to the Consolidated Financial Statements for additional information regarding the Closed Block.

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

Fixed Maturity Securities by Contractual Maturity Date

The following table sets forth the breakdown of the amortized cost of our fixed maturity securities portfolio by contractual maturity, as of the date indicated:

	December 31, 2022
	Amortized Cost	% of Total
	($ in millions)
Corporate & government securities:
Maturing in 2023	$7,890	2.6%
Maturing in 2024	10,824	3.6
Maturing in 2025	10,646	3.5
Maturing in 2026	11,174	3.7
Maturing in 2027	14,088	4.7
Maturing in 2028	11,420	3.8
Maturing in 2029	12,771	4.2
Maturing in 2030	10,942	3.6
Maturing in 2031	12,044	4.0
Maturing in 2032	11,465	3.8
Maturing in 2033	6,831	2.3
Maturing in 2034 and beyond	161,752	53.6
Total corporate & government securities	281,847	93.4
Asset-backed securities	10,060	3.3
Commercial mortgage-backed securities	7,331	2.4
Residential mortgage-backed securities	2,624	0.9
Total fixed maturities	$301,862	100.0%

Fixed Maturity Securities by Industry

The following table sets forth the composition of the portion of our fixed maturity, available-for-sale portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses (“ACL”), as of the dates indicated:

	December 31, 2022					December 31, 2021
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	ACL	Fair Value
	(in millions)
Corporate securities:
Finance	$40,144	$277	$4,719	$2	$35,700	$37,669	$3,362	$175	$1	$40,855
Consumer non-cyclical	31,546	387	4,219	16	27,698	30,345	3,675	182	0	33,838
Utility	25,871	350	3,443	27	22,751	23,617	3,076	114	21	26,558
Capital goods	16,612	196	2,100	36	14,672	14,556	1,352	85	9	15,814
Consumer cyclical	10,659	165	1,026	0	9,798	10,504	1,049	52	0	11,501
Foreign agencies	3,952	123	289	0	3,786	5,204	603	21	0	5,786
Energy	11,488	181	1,166	0	10,503	11,487	1,336	60	0	12,763
Communications	6,556	160	898	14	5,804	6,524	1,041	53	39	7,473
Basic industry	6,746	103	780	2	6,067	6,385	662	41	1	7,005
Transportation	9,894	175	1,183	4	8,882	9,532	997	69	19	10,441
Technology	4,460	32	523	0	3,969	4,723	274	41	3	4,953
Industrial other	4,544	35	953	0	3,626	4,340	540	35	0	4,845
Total corporate securities	172,472	2,184	21,299	101	153,256	164,886	17,967	928	93	181,832
Foreign government(2)	73,638	4,490	5,316	0	72,812	82,752	11,741	521	1	93,971
Residential mortgage-backed(3)	2,481	28	215	0	2,294	2,451	117	13	0	2,555
Asset-backed	10,060	151	206	0	10,005	8,678	114	10	0	8,782
Commercial mortgage-backed	7,331	18	521	0	6,828	8,434	459	15	0	8,878
U.S. Government	24,857	1,089	3,482	0	22,464	20,747	5,133	21	0	25,859
State & Municipal	9,725	226	690	0	9,261	9,992	1,667	8	0	11,651
Total fixed maturities, available-for-sale(4)	$300,564	$8,186	$31,729	$101	$276,920	$297,940	$37,198	$1,516	$94	$333,528
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both December 31, 2022 and 2021, based on amortized cost, 89% represent Japanese government bonds held by our Japanese insurance operations with no other individual country representing no more than 5% of the balance.
(3)As of December 31, 2022 and 2021, based on amortized cost, 99% and 97% were rated A or higher, respectively.
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

The change in net unrealized gains (losses) from December 31, 2021 to December 31, 2022 was primarily due to an increase in U.S. interest rates.

The following table sets forth the composition of the portion of our fixed maturity, held-to-maturity portfolio by industry category attributable to PFI excluding the Closed Block division and the associated gross unrealized gains and losses, as well as the allowance for credit losses, as of the dates indicated:

	December 31, 2022					December 31, 2021
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	ACL
	(in millions)
Corporate securities:
Finance	$430	$24	$0	$454	$2	$486	$49	$0	$535	$5
Basic industry	0	0	0	0	0	9	0	0	9	0
Total corporate securities	430	24	0	454	2	495	49	0	544	5
Foreign government(2)	725	128	0	853	0	833	221	0	1,054	0
Residential mortgage-backed(3)	143	5	0	148	0	191	14	0	205	0
Total fixed maturities, held-to-maturity	$1,298	$157	$0	$1,455	$2	$1,519	$284	$0	$1,803	$5
__________
(1)Investment data has been classified based on standard industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)As of both December 31, 2022 and 2021, based on amortized cost, 97%, represent Japanese government bonds held by our Japanese insurance operations.
(3)As of December 31, 2022 and 2021, based on amortized cost, 94% and all were rated A or higher, respectively.

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

Ratings assigned by nationally recognized rating agencies include S&P, Moody’s, Fitch Ratings Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.

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

The following table sets forth our fixed maturity, available-for-sale portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2022					December 31, 2021
NAIC Designation(1)(2)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(3)	ACL	Fair Value
	(in millions)
1	$206,050	$7,044	$20,290	$0	$192,804	$207,926	$28,904	$666	$0	$236,164
2	76,161	940	9,519	0	67,582	70,437	7,283	408	0	77,312
Subtotal High or Highest Quality Securities(4)	282,211	7,984	29,809	0	260,386	278,363	36,187	1,074	0	313,476
3	10,938	104	1,163	0	9,879	12,279	716	235	0	12,760
4	5,016	50	435	1	4,630	5,475	194	140	9	5,520
5	1,921	17	258	24	1,656	1,389	68	47	27	1,383
6	478	31	64	76	369	434	33	20	58	389
Subtotal Other Securities(5)(6)	18,353	202	1,920	101	16,534	19,577	1,011	442	94	20,052
Total fixed maturities, available-for-sale(7)	$300,564	$8,186	$31,729	$101	$276,920	$297,940	$37,198	$1,516	$94	$333,528
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)Includes, as of December 31, 2022 and 2021, 422 securities with amortized cost of $4,836 million (fair value, $4,610 million) and 617 securities with amortized cost of $4,547 million (fair value, $4,596 million), respectively, that have been categorized based on expected NAIC Designations pending receipt of SVO ratings.
(3)As of December 31, 2022, includes gross unrealized losses of $1,116 million on public fixed maturities and $804 million on private fixed maturities considered to be other than high or highest quality and, as of December 31, 2021, includes gross unrealized losses of $295 million on public fixed maturities and $147 million on private fixed maturities considered to be other than high or highest quality.
(4)On an amortized cost basis, as of December 31, 2022, includes $229,327 million of public fixed maturities and $52,884 million of private fixed maturities and, as of December 31, 2021, includes $234,323 million of public fixed maturities and $44,040 million of private fixed maturities.
(5)On an amortized cost basis, as of December 31, 2022, includes $8,710 million of public fixed maturities and $9,643 million of private fixed maturities and, as of December 31, 2021, includes $9,824 million of public fixed maturities and $9,753 million of private fixed maturities.
(6)On an amortized cost basis, as of December 31, 2022, securities considered below investment grade based on low issue composite ratings total $15,340 million, or 5% of the total fixed maturities, and include securities considered high or highest quality by the NAIC based on the rules described above.
(7)Excludes “Assets held-for-sale” of $13,569 million at fair value as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information.

The following table sets forth our fixed maturity, held-to-maturity portfolio by NAIC Designation or equivalent rating attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2022					December 31, 2021
NAIC Designation(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value	ACL
	(in millions)
1	$1,217	$153	$0	$1,370	$1	$1,428	$276	$0	$1,704	$3
2	81	4	0	85	1	91	8	0	99	2
Subtotal High or Highest Quality Securities(3)	1,298	157	0	1,455	2	1,519	284	0	1,803	5
3	0	0	0	0	0	0	0	0	0	0
4	0	0	0	0	0	0	0	0	0	0
5	0	0	0	0	0	0	0	0	0	0
6	0	0	0	0	0	0	0	0	0	0
Subtotal Other Securities	0	0	0	0	0	0	0	0	0	0
Total fixed maturities, held-to-maturity	$1,298	$157	$0	$1,455	$2	$1,519	$284	$0	$1,803	$5
__________
(1)Reflects equivalent ratings for investments of the international insurance operations.
(2)As of December 31, 2022 and 2021, there were less than $1 million and no gross unrealized losses, respectively, on public fixed maturities and private fixed maturities considered to be other than high or highest quality.
(3)On an amortized cost basis, as of December 31, 2022, includes $1,231 million of public fixed maturities and $67 million of private fixed maturities and, as of December 31, 2021, includes $1,418 million of public fixed maturities and $101 million of private fixed maturities.

Asset-Backed and Commercial Mortgage-Backed Securities

The following table sets forth the amortized cost and fair value of asset-backed and commercial mortgage-backed securities within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division by credit quality, as of the dates indicated:

	December 31, 2022				December 31, 2021
	Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)		Asset-Backed Securities(2)		Commercial Mortgage-Backed Securities(3)
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$7,078	$7,070	$7,320	$6,817	$7,180	$7,225	$8,423	$8,867
AA	2,741	2,660	0	0	1,395	1,395	0	0
A	162	151	2	2	12	12	2	2
BBB	20	20	9	9	18	20	9	9
BB and below	59	104	0	0	73	130	0	0
Total(4)	$10,060	$10,005	$7,331	$6,828	$8,678	$8,782	$8,434	$8,878
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2022, including S&P, Moody’s, Fitch Ratings Inc. (“Fitch”) and Morningstar, Inc. (“Morningstar”). Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)Includes collateralized loan obligations (“CLOs”), credit-tranched securities collateralized by education loans, auto loans and other asset types.
(3)As of both December 31, 2022 and 2021, based on amortized cost, 99% were securities with vintages of 2013 or later.
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

Included in “Asset-backed securities” above are investments in CLOs. The following table sets forth information pertaining to these investments in CLOs within our fixed maturity available-for-sale portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2022		December 31, 2021
	Collateralized Loan Obligations
Low Issue Composite Rating(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
AAA	$6,132	$6,143	$6,361	$6,388
AA	2,687	2,606	1,295	1,292
A	13	12	10	10
BBB	15	13	10	10
BB and below	11	9	8	8
Total(2)(3)	$8,858	$8,783	$7,684	$7,708
__________
(1)The table above provides ratings as assigned by nationally recognized rating agencies as of December 31, 2022, including S&P, Moody’s, Fitch and Morningstar. Low issue composite rating uses ratings from the major credit rating agencies or if these are not available an equivalent internal rating. For securities where the ratings assigned are not equivalent, the second lowest rating is utilized.
(2)There was no allowance for credit losses as of both December 31, 2022 and 2021.
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

Commercial Mortgage and Other Loans

Investment Mix

The following table sets forth the composition of our commercial mortgage and other loans portfolio attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2022	December 31, 2021
	(in millions)
Commercial mortgage and agricultural property loans	$48,240	$48,550
Uncollateralized loans	463	561
Residential property loans	43	67
Other collateralized loans	108	70
Total recorded investment gross of allowance(1)	48,854	49,248
Allowance for credit losses	(172)	(102)
Total net commercial mortgage and other loans(2)	$48,682	$49,146
__________
(1)As a percentage of recorded investment gross of allowance, 99% of these assets were current as of both December 31, 2022 and 2021.
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

Composition of Commercial Mortgage and Agricultural Property Loans

Our commercial mortgage and agricultural property loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by geographic region and property type, as of the dates indicated:

	December 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by region:
U.S. Regions(1):
Pacific	$17,509	36.3%	$17,744	36.5%
South Atlantic	7,642	15.8	7,570	15.6
Middle Atlantic	5,364	11.1	5,179	10.7
East North Central	2,587	5.4	2,490	5.1
West South Central	5,091	10.6	4,965	10.2
Mountain	2,025	4.2	2,203	4.5
New England	1,286	2.7	1,409	2.9
West North Central	485	1.0	468	1.0
East South Central	1,247	2.6	1,099	2.3
Subtotal-U.S.	43,236	89.7	43,127	88.8
Europe	3,157	6.5	3,308	6.8
Asia	789	1.6	919	1.9
Other	1,058	2.2	1,196	2.5
Total commercial mortgage and agricultural property loans(2)	$48,240	100.0%	$48,550	100.0%
__________
(1)Regions as defined by the United States Census Bureau.
(2)Excludes “Assets held-for-sale” of $6,580 million as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information.

	December 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial mortgage and agricultural property loans by property type:
Industrial	$11,853	24.6%	$11,773	24.3%
Retail	4,800	10.0	5,294	10.9
Office	7,568	15.7	8,454	17.4
Apartments/Multi-Family	13,503	28.0	13,734	28.3
Agricultural properties	5,587	11.5	4,375	9.0
Hospitality	1,733	3.6	1,601	3.3
Other	3,196	6.6	3,319	6.8
Total commercial mortgage and agricultural property loans(1)	$48,240	100.0%	$48,550	100.0%
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

As of December 31, 2022, our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division had a weighted-average debt service coverage ratio of 2.39 times and a weighted-average loan-to-value ratio of 56%. As of December 31, 2022, 96% of commercial mortgage and agricultural property loans were fixed rate loans. For those commercial mortgage and agricultural property loans that were originated in 2022, the weighted-average debt service coverage ratio was 2.12 times, and the weighted-average loan-to-value ratio was 60%.

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

For loans with collateral under construction, renovation or lease-up, a stabilized value and projected net operating income are used in the calculation of the loan-to-value and debt service coverage ratios. Our commercial mortgage and agricultural property loan portfolio included $2.4 billion and $2.3 billion of such loans as of December 31, 2022 and 2021, respectively. All else being equal, these loans are inherently riskier than those collateralized by properties that have already stabilized. As of both December 31, 2022 and 2021, there were less than $1 million of allowance related to these loans. In addition, these unstabilized loans are included in the calculation of our portfolio reserve, as discussed below.

The following table sets forth the gross carrying value of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by loan-to-value and debt service coverage ratios, as of the date indicated:

	December 31, 2022
	Debt Service Coverage Ratio
	> 1.2x	1.0x to < 1.2x	< 1.0x	Total Commercial Mortgage and Agricultural Property Loans
Loan-to-Value Ratio	(in millions)
0%-59.99%	$25,806	$1,368	$596	$27,770
60%-69.99%	12,211	1,047	979	14,237
70%-79.99%	3,918	719	271	4,908
80% or greater	885	160	280	1,325
Total commercial mortgage and agricultural property loans	$42,820	$3,294	$2,126	$48,240

The following table sets forth the breakdown of our commercial mortgage and agricultural property loans attributable to PFI excluding the Closed Block division by year of origination, as of the date indicated:

	December 31, 2022
	Gross Carrying Value	% of Total
Year of Origination	($ in millions)
2022	$4,669	9.7%
2021	7,515	15.5
2020	3,680	7.6
2019	6,682	13.9
2018	6,584	13.6
2017	4,331	9.0
2016	4,300	8.9
2015 & Prior	10,446	21.7
Revolving Loans	33	0.1
Total commercial mortgage and agricultural property loans	$48,240	100.0%

Commercial Mortgage and Other Loans by Contractual Maturity Date

The following table sets forth the breakdown of our commercial mortgage and other loans portfolio by contractual maturity, as of the date indicated:

	December 31, 2022
	Gross Carrying Value	% of Total
Vintage	($ in millions)
Maturing in 2023	$1,930	4.0%
Maturing in 2024	3,262	6.7
Maturing in 2025	5,930	12.1
Maturing in 2026	5,276	10.8
Maturing in 2027	4,643	9.5
Maturing in 2028	5,643	11.6
Maturing in 2029	4,905	10.0
Maturing in 2030	3,773	7.7
Maturing in 2031	2,900	5.9
Maturing in 2032	2,970	6.1
Maturing in 2033	1,335	2.7
Maturing in 2034 and beyond	6,287	12.9
Total commercial mortgage and other loans	$48,854	100.0%

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

The following table sets forth the change in allowance for credit losses for our commercial mortgage and other loans portfolio, as of the dates indicated:

	December 31, 2022	December 31, 2021
	(in millions)
Allowance, beginning of year	$102	$207
Addition to (release of) allowance for credit losses	66	(87)
Reclassified (to) from “Assets held-for-sale”(1)	0	(15)
Other	4	(3)
Allowance, end of period	$172	$102
__________
(1) See Note 1 to the Consolidated Financial Statements for additional information.

The allowance for credit losses as of December 31, 2022 increased compared to December 31, 2021, primarily due to declining market conditions.

Equity Securities

The equity securities attributable to PFI excluding the Closed Block division consist principally of investments in Common and Preferred Stock of publicly-traded companies, as well as mutual fund shares. The following table sets forth the composition of our equity securities portfolio and the associated gross unrealized gains and losses, as of the dates indicated:

	December 31, 2022				December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Mutual funds	$759	$433	$2	$1,190	$1,158	$699	$0	$1,857
Other Common Stocks	2,581	921	87	3,415	2,553	1,073	34	3,592
Non-redeemable Preferred Stocks	30	41	5	66	97	49	8	138
Total equity securities, at fair value(1)	$3,370	$1,395	$94	$4,671	$3,808	$1,821	$42	$5,587
__________
(1)Amounts presented exclude investments in private equity and hedge funds and other investments which are reported in “Other invested assets.” Excludes “Assets held-for-sale” of $322 million at fair value as of December 31, 2021. See Note 1 to the Consolidated Financial Statements for additional information.

The net change in unrealized gains (losses) from equity securities attributable to PFI excluding Closed Block division, still held at period end, recorded within “Other income (loss),” was $(477) million and $406 million during the year ended December 31, 2022 and 2021, respectively.

Other Invested Assets

The following table sets forth the composition of “Other invested assets” attributable to PFI excluding the Closed Block division, as of the dates indicated:

	December 31, 2022	December 31, 2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$5,760	$5,163
Hedge funds	2,420	2,044
Real estate-related	1,763	1,487
Subtotal equity method	9,943	8,694
Fair value:
Private equity	909	1,124
Hedge funds	1,000	1,078
Real estate-related	37	34
Subtotal fair value	1,946	2,236
Total LPs/LLCs	11,889	10,930
Real estate held through direct ownership(1)	705	889
Derivative instruments	21	337
Other(2)	662	329
Total other invested assets(3)	$13,277	$12,485
__________
(1)As of December 31, 2022 and 2021, real estate held through direct ownership had mortgage debt of $208 million and $274 million, respectively.
(2)Primarily includes equity investments accounted for under the measurement alternative, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding our holdings in the Federal Home Loan Bank of New York, see Note 17 to the Consolidated Financial Statements.
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

	December 31, 2022	December 31, 2021
	(in millions)
Fixed maturities:
Public, available-for-sale, at fair value(1)	$523	$478
Private, available-for-sale, at fair value	205	0
Fixed maturities, trading, at fair value(1)	213	213
Equity securities, at fair value	746	699
Commercial mortgage and other loans, at book value(2)	137	1,279
Other invested assets	3,568	4,990
Short-term investments	18	35
Total investments	$5,410	$7,694
__________
(1)As of December 31, 2022 and 2021, balances include investments in CLOs with fair value of $294 million and $329 million, respectively.
(2)Book value is generally based on unpaid principal balance, net of any allowance for credit losses, or at fair value, when the fair value option has been elected.

Fixed Maturities, Trading

“Fixed maturities, trading, at fair value” are primarily related to assets associated with consolidated variable interest entities (“VIEs”) for which the Company is the investment manager. The assets of the consolidated VIEs are generally offset by liabilities for which the fair value option has been elected. For further information regarding these consolidated VIEs, see Note 4 to the Consolidated Financial Statements.

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

Effective and prudent liquidity and capital management is a priority across the Company. Management monitors the liquidity of Prudential Financial and its subsidiaries on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken across the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of Prudential Financial and its subsidiaries.

See “—Current Market Conditions” above for a discussion of recent market conditions and the impacts to our liquidity and capital positions.

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information regarding these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors.”

From the beginning of 2022 through the date of this report, we took the following significant actions that have impacted, or are expected to impact, our liquidity and capital positions:

•In February, we issued $1.0 billion of junior subordinated notes. We used these proceeds in September to redeem $1.0 billion of junior subordinated notes due in 2042.
•In April, we completed the sale of our Full Service Retirement business. Also, in April, we completed the sale of a portion of our in-force traditional variable annuities block of business through the sale of PALAC. See Note 1 to the Consolidated Financial Statements for additional information regarding these dispositions.
•In August, we issued $1.5 billion of junior subordinated notes. We intend to use these proceeds for general corporate purposes, which may include the redemption or repurchase of our $1.5 billion of junior subordinated notes due in 2043.
•In September, we redeemed $1.0 billion of junior subordinated notes due in 2042, as discussed above.

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

Capitalization

The primary components of the Company’s capitalization consist of equity and outstanding capital debt, including junior subordinated debt. As shown in the table below, as of December 31, 2022, the Company had $50.1 billion in capital, all of which was available to support the aggregate capital requirements of its businesses and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe this level of capital is consistent with our ratings targets.

	December 31,
	2022	2021
	(in millions)
Equity(1)	$36,077	$40,552
Junior subordinated debt (including hybrid securities)	9,094	7,619
Other capital debt	4,977	5,073
Total capital	$50,148	$53,244
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

RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance related risks associated with an insurer’s products and liabilities, interest rate risks, and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising, or promotional activities, but is available to the public.

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

Although not yet filed, we expect these RBC ratios as of December 31, 2022 to be above our “AA” financial strength target levels.

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

The table below presents the solvency margin ratios of our most significant international insurance subsidiaries as of September 30, 2022, the most recent date for which this information is available.

Ratio
Prudential of Japan consolidated(1)	771%
Gibraltar Life consolidated(2)	874%
__________
(1)Includes Prudential Trust Co., Ltd., a subsidiary of Prudential of Japan.
(2)Includes Prudential Gibraltar Financial Life Insurance Co., Ltd. (“PGFL”), a subsidiary of Gibraltar Life.

Although not yet filed, we expect the solvency margin ratio for each of these subsidiaries to be greater than 700% (3.5 times the regulatory required minimums) as of December 31, 2022.

All of our domestic and significant international insurance subsidiaries have capital levels that substantially exceed the minimum level required by applicable insurance regulations. The statutory capital of our insurance companies and our overall capital flexibility could be impacted by, among other things, market conditions and changes in insurance reserves, including those stemming from updates to our actuarial assumptions. Our regulatory capital levels also may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators. For additional information regarding the calculation of RBC and solvency margin ratios, as well as regulatory minimums, see Note 19 to the Consolidated Financial Statements.

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

Shareholder Distributions

Share Repurchase Program and Shareholder Dividends

Prudential Financial’s Board of Directors authorized the Company to repurchase at management’s discretion up to an aggregate of $1.5 billion of its outstanding Common Stock during the period from January 1, 2022 through December 31, 2022. We utilized the entirety of this $1.5 billion share repurchase authorization in 2022. In February 2023, the Board authorized the Company to repurchase, at management’s discretion, up to $1 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023.

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

The following table sets forth information about declarations of Common Stock dividends, as well as repurchases of shares of Prudential Financial’s Common Stock, for each of the quarterly periods in 2022 and for the prior four years:

	Dividend Amount		Shares Repurchased
Quarterly period ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2022	$1.20	$449	3.7	$375
September 30, 2022	$1.20	$454	3.9	$375
June 30, 2022	$1.20	$457	3.6	$375
March 31, 2022	$1.20	$462	3.3	$375

	Dividend Amount		Shares Repurchased
Year ended:	Per Share	Aggregate	Shares	Total Cost
	(in millions, except per share data)
December 31, 2022	$4.80	$1,822	14.5	$1,500
December 31, 2021	$4.60	$1,821	24.5	$2,500
December 31, 2020	$4.40	$1,769	6.7	$500
December 31, 2019	$4.00	$1,644	27.2	$2,500
December 31, 2018	$3.60	$1,525	14.9	$1,500

In addition, on February 7, 2023, Prudential Financial’s Board of Directors declared a cash dividend of $1.25 per share of Common Stock, payable on March 16, 2023 to shareholders of record as of February 21, 2023.

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

As of December 31, 2022, Prudential Financial had highly liquid assets with a carrying value totaling $5,413 million, an increase of $1,187 million from December 31, 2021. Highly liquid assets predominantly include cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds. We maintain an intercompany liquidity account that is designed to optimize the use of cash by facilitating the lending and borrowing of funds between Prudential Financial and its subsidiaries on a daily basis. Excluding the net borrowings from this intercompany liquidity account, Prudential Financial had highly liquid assets of $4,535 million as of December 31, 2022, an increase of $982 million from December 31, 2021.

The following table sets forth Prudential Financial’s principal sources and uses of highly liquid assets, excluding net borrowings from our intercompany liquidity account, for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in millions)
Highly Liquid Assets, beginning of period	$3,553	$5,560
Dividends and/or returns of capital from subsidiaries(1)	1,584	3,339
Affiliated loans/(borrowings) - (capital activities)	(417)	406
Capital contributions to subsidiaries(2)	(2,527)	(197)
Total Business Capital Activity	(1,360)	3,548
Share repurchases(3)	(1,488)	(2,500)
Common Stock dividends(4)	(1,817)	(1,814)
Acquisition/Disposition activity(5)	4,481	648
Total Share Repurchases, Dividends and Acquisition/Disposition Activity	1,176	(3,666)
Proceeds from the issuance of debt	2,474	0
Repayments of debt	(1,005)	(1,308)
Total Debt Activity	1,469	(1,308)
Proceeds from stock-based compensation and exercise of stock options	317	343
Interest income from subsidiaries on intercompany agreements, net of interest paid	219	238
Swap terminations	(27)	(94)
Net income tax receipts & payments	231	330
Interest paid on external debt	(942)	(963)
Affiliated (borrowings)/loans - (operating activities)(6)	110	(331)
Other, net	(211)	(104)
Total Other Activity	(303)	(581)
Net increase (decrease) in highly liquid assets	982	(2,007)
Highly Liquid Assets, end of period	$4,535	$3,553
__________
(1)2022 includes $1,313 million from international insurance subsidiaries, $156 million from PGIM subsidiaries, $74 million from Prudential Annuities Holding Company, and $41 million from other subsidiaries . See “Item 15—Schedule II—Notes to Condensed Financial Information of Registrant—Dividends and Returns of Capital” for dividends and returns of capital by subsidiary.
(2)2022 includes capital contributions of $1,000 million to PICA, $780 million to an international reinsurance subsidiary, $487 million to international insurance subsidiaries, and $260 million to other subsidiaries. The majority of the capital contribution to our international reinsurance subsidiary was to fund the payment of ceding commissions to our domestic insurance subsidiaries. 2021 includes capital contributions of $181 million to international insurance subsidiaries, $9 million to PGIM, and $7 million to other corporate subsidiaries.
(3)Excludes cash payments made on trades that settled in the subsequent period.
(4)Includes cash payments made on dividends declared in prior periods.
(5)2022 includes proceeds and capital releases related to the sales of the Full Service Retirement business and PALAC. 2021 represents the net proceeds from the sales of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) and PGIM’s joint venture in Italy that were distributed to PFI.
(6)Represents loans to and from affiliated subsidiaries to support business operating needs.

Dividends and Returns of Capital from Subsidiaries

Domestic insurance subsidiaries. During 2022, Prudential Financial received dividends of $74 million from Prudential Annuities Holding Company. In addition to paying Common Stock dividends, our domestic insurance operations may return capital to Prudential Financial by other means, such as affiliated lending, and reinsurance with Bermuda-based affiliates.

International insurance subsidiaries. During 2022, Prudential Financial received dividends of $1,313 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, our international insurance operations may return capital to Prudential Financial through or facilitated by other means, such as the repayment of preferred stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates.

Other subsidiaries. During 2022, Prudential Financial received dividends and returns of capital of $156 million from PGIM subsidiaries and dividends of $41 million from other subsidiaries.
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

Capital redeployment from our international insurance subsidiaries is subject to local regulatory requirements in the international jurisdictions in which they operate. Our most significant international insurance subsidiaries, Prudential of Japan and Gibraltar Life, are permitted to pay Common Stock dividends based on calculations specified by Japanese insurance law, subject to prior notification to the FSA. Dividends in excess of these amounts and other forms of capital distribution require the prior approval of the FSA. The regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2023, after which time the Common Stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

The ability of our PGIM subsidiaries and the majority of our other operating subsidiaries to pay dividends is largely unrestricted from a regulatory standpoint.

See Note 19 to the Consolidated Financial Statements for information regarding specific dividend restrictions.

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

	December 31,
	2022	2021
	(in billions)
PICA	$232.2	$227.1
PLIC	48.4	49.6
Pruco Life	64.9	56.1
PRIAC	0.0	0.6
PALAC	0.0	0.0
Other(1)	(85.1)	(90.0)
Total future policy benefits and policyholders’ account balances(2)(3)	$260.4	$243.4
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

Gross account withdrawals for our domestic insurance operations’ products in 2022 were generally consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

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

	December 31,
	2022	2021
	(in billions)
Prudential of Japan(1)	$61.6	$63.7
Gibraltar Life(2)	102.7	110.5
Other international insurance subsidiaries, excluding Japan	3.4	2.8
Other(3)	(8.0)	(7.9)
Total future policy benefits and policyholders’ account balances(4)	$159.7	$169.1
__________
(1)As of December 31, 2022 and 2021, $22.6 billion and $21.0 billion, respectively, of the insurance-related liabilities for Prudential of Japan are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2022 and 2021, $2.1 billion and $1.9 billion, respectively, of the insurance-related liabilities for Prudential of Japan are primarily associated with yen- and U.S. dollar-denominated products that are coinsured to Gibraltar Re, a Bermuda-based reinsurance affiliate, and primarily supported by yen- and U.S. dollar-denominated assets.
(2)Includes PGFL. As of December 31, 2022 and 2021, $7.9 billion and $8.1 billion, respectively, of the insurance-related liabilities for PGFL are associated with U.S. dollar-denominated products that are coinsured to our domestic insurance operations and supported by U.S. dollar-denominated assets. As of December 31, 2022 and 2021, $10.8 billion and $7.6 billion, respectively, of the insurance-related liabilities for Gibraltar Life are primarily associated with yen- and U.S. dollar-denominated products that are coinsured to Gibraltar Re and primarily supported by yen- and U.S. dollar-denominated assets.
(3)Reflects the impact of intercompany eliminations.
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

Prudential of Japan and Gibraltar Life sell U.S. dollar denominated investment contracts with a market value adjustment feature to mitigate the profitability impact for surrenders, as these contracts may be subject to increased surrenders should the yen depreciate or if interest rates in the U.S. decline relative to Japan. As of December 31, 2022, products with a market value adjustment feature represented $25.2 billion of our Japan operations’ insurance-related liabilities.

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

The following table sets forth the fair value of certain of our domestic insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2022
	Prudential Insurance(1)	PLIC	Pruco Life	Total	December 31, 2021(2)
	(in billions)
Cash and short-term investments	$4.1	$1.7	$2.5	$8.3	$14.0
Fixed maturity investments(3):
High or highest quality	109.7	27.1	19.1	155.9	214.9
Other than high or highest quality	7.6	2.7	1.9	12.2	16.2
Subtotal	117.3	29.8	21.0	168.1	231.1
Public equity securities, at fair value	1.2	1.7	0.1	3.0	4.2
Total	$122.6	$33.2	$23.6	$179.4	$249.3

__________
(1)Represents a legal entity view and as such includes both domestic and international activity.
(2)Includes $24.4 billion and $12.2 billion related to PRIAC and PALAC, respectively. See Note 1 to the Consolidated Financial Statements for additional information regarding these dispositions.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.

The following table sets forth the fair value of our international insurance operations’ portfolio of liquid assets, as of the dates indicated.

	December 31, 2022
	Prudential of Japan	Gibraltar Life(1)	All Other(2)	Total	December 31, 2021
	(in billions)
Cash and short-term investments	$0.3	$0.7	$0.1	$1.1	$4.9
Fixed maturity investments(3):
High or highest quality(4)	32.2	65.7	10.9	108.8	138.0
Other than high or highest quality	0.4	1.2	2.4	4.0	5.0
Subtotal	32.6	66.9	13.3	112.8	143.0
Public equity securities	2.1	1.6	0.1	3.8	4.5
Total	$35.0	$69.2	$13.5	$117.7	$152.4
__________
(1)Includes PGFL.
(2)Represents our international insurance operations, excluding Japan.
(3)Excludes fixed maturities designated as held-to-maturity. Credit quality is based on NAIC or equivalent rating.
(4)As of December 31, 2022, $79.3 billion, or 73%, were invested in government or government agency bonds.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience, including policyholder withdrawals and surrenders, varying from our projections does not constitute a significant liquidity risk. Our ALM process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses, including from changes in interest rates or credit spreads. The payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating, investing, and financing activities, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

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

The hedging portion of our Individual Retirement Strategies’ ALM strategy and capital hedge program may also result in derivative related collateral postings to (when we are in a net post position) or from (when we are in a net receive position) counterparties. The net collateral position depends on changes in interest rates and equity markets related to the amount of the exposures hedged. Depending on market conditions, the collateral posting requirements can result in material liquidity needs when we are in a net post position. As of December 31, 2022, the derivatives comprising the hedging portion of our Individual Retirement Strategies’ ALM strategy and capital hedge program were in a net post position of $10.8 billion compared to a net post position of $5.5 billion as of December 31, 2021. The change in collateral position was primarily driven by the impact of increasing interest rates partially offset by equity market depreciation.

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

For additional information regarding our hedging strategy, see “—Results of Operations—Impact of Foreign Currency Exchange Rates.”

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

	Year ended December 31,
Cash Settlements: Received (Paid)	2022	2021
	(in millions)
Income Hedges (External)(1)	$21	$33
Equity Hedges:
Internal(2)	691	488
External(3)	10	(137)
Total Equity Hedges	701	351
Total Cash Settlements	$722	$384

	As of December 31,
Assets (Liabilities):	2022	2021
	(in millions)
Income Hedges (External)(4)	$(9)	$47
Equity Hedges:
Internal(2)	1,229	955
External	(123)	(20)
Total Equity Hedges(5)	1,106	935
Total Assets (Liabilities)	$1,097	$982
__________
(1)Includes non-yen related cash settlements of $13 million, primarily denominated in Chilean peso, Australian dollar and Brazilian real, and $19 million, primarily denominated in Brazilian real, Australian dollar and Chilean peso for the years ended December 31, 2022 and 2021, respectively.
(2)Represents internal transactions between international-based and U.S.-based entities. Amounts noted are from the U.S.-based entities’ perspectives.
(3)Includes non-yen related cash settlements of $4 million, denominated in Korean won for the year ended December 31, 2021.
(4)Includes non-yen related assets (liabilities) of $(19) million, primarily denominated in Brazilian real, Australian dollar and Chilean peso, and assets of $28 million, primarily denominated in Brazilian real, Chilean peso and Australian dollar, as of December 31, 2022 and 2021, respectively.
(5)As of December 31, 2022, approximately $622 million, $301 million and $183 million of the net market values are scheduled to settle in 2023, 2024 and thereafter, respectively. The net market value of the assets (liabilities) will vary with changing market conditions to the extent there are no corresponding offsetting positions.

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

Alternative Sources of Liquidity

In addition to asset-based financing as discussed below, Prudential Financial and certain subsidiaries have access to other sources of liquidity, including syndicated, unsecured committed credit facilities, membership in the Federal Home Loan Bank of New York, commercial paper programs, and contingent financing facilities in the form of a put option agreement and facility agreement. For additional information regarding these sources of liquidity, see Note 17 to the Consolidated Financial Statements.

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

The following table sets forth our liabilities under asset-based or secured financing programs as of the dates indicated:

	December 31, 2022			December 31, 2021
	PFI Excluding Closed Block Division	Closed Block Division	Consolidated	PFI Excluding Closed Block Division	Closed Block Division	Consolidated
	($ in millions)
Securities sold under agreements to repurchase	$3,548	$3,041	$6,589	$7,393	$2,792	$10,185
Cash collateral for loaned securities(1)	5,847	253	6,100	4,168	82	4,250
Securities sold but not yet purchased	0	0	0	3	0	3
Total(2)(3)	$9,395	$3,294	$12,689	$11,564	$2,874	$14,438
Portion of above securities that may be returned to the Company overnight requiring immediate return of the cash collateral	$8,622	$3,189	$11,811	$10,637	$2,874	$13,511
Weighted average maturity, in days(4)	17	5		31	N/A
__________
(1)Excludes “Liabilities held-for-sale” of $5,680 as of December 31, 2021.
(2)The daily average outstanding balance for the years ended December 31, 2022 and 2021 was $11,385 million and $11,484 million, respectively, for PFI excluding the Closed Block division, and $2,814 million and $3,290 million, respectively, for the Closed Block division.
(3)Includes utilization of external funding facilities for PGIM’s commercial mortgage origination business.

(4)Excludes securities that may be returned to the Company overnight. “N/A” reflects that all outstanding balances may be returned to the Company overnight.

As of December 31, 2022, our domestic insurance entities had assets eligible for the asset-based or secured financing programs of $83.2 billion, of which $12.4 billion were on loan. Taking into account market conditions and outstanding loan balances as of December 31, 2022, we believe approximately $9.8 billion of the remaining eligible assets are readily lendable, including approximately $7.9 billion relating to PFI excluding the Closed Block division, of which $1.9 billion relates to certain separate accounts and may only be used for financing activities related to those accounts, and the remaining $1.9 billion relating to the Closed Block division.

Financing Activities

As of December 31, 2022, total short-term and long-term debt of the Company on a consolidated basis was $20.7 billion, an increase of $1.3 billion from December 31, 2021. The following table sets forth total consolidated borrowings of the Company as of the dates indicated. We may, from time to time, seek to redeem or repurchase our outstanding debt securities through open market purchases, individually negotiated transactions or otherwise. Any such actions will depend on prevailing market conditions, our liquidity position and other factors.

	December 31, 2022			December 31, 2021
	Prudential Financial	Subsidiaries	Consolidated	Prudential Financial	Subsidiaries	Consolidated
	(in millions)
General obligation short-term debt:
Commercial paper	$25	$413	$438	$25	$395	$420
Current portion of long-term debt	0	173	173	0	0	0
Other short-term debt	0	0	0	0	98	98
Subtotal	25	586	611	25	493	518
General obligation long-term debt:
Senior debt	10,115	0	10,115	10,109	173	10,282
Junior subordinated debt	9,047	47	9,094	7,564	54	7,618
Surplus notes(1)	0	345	345	0	344	344
Subtotal	19,162	392	19,554	17,673	571	18,244
Total general obligations	19,187	978	20,165	17,698	1,064	18,762
Limited and non-recourse borrowings(2)
Short-term debt	0	9	9	0	7	7
Current portion of long-term debt	0	155	155	0	197	197
Long-term debt	0	354	354	0	378	378
Subtotal	0	518	518	0	582	582
Total borrowings	$19,187	$1,496	$20,683	$17,698	$1,646	$19,344
__________
(1)Amounts are net of assets under set-off arrangements of $12,290 million and $10,691 million as of December 31, 2022 and 2021, respectively.
(2)Limited and non-recourse borrowing primarily represents mortgage debt of our subsidiaries that has recourse only to real estate investment property of $208 million and $274 million as of December 31, 2022 and 2021, respectively, and a draw on a credit facility with recourse only to collateral pledged by the Company of $300 million as of both December 31, 2022 and 2021.

As of December 31, 2022 and 2021, we were in compliance with all debt covenants related to the borrowings in the table above. For additional information regarding our short- and long-term debt obligations, see Note 17 to the Consolidated Financial Statements.

Based on the use of proceeds, we classify our borrowings as capital debt and operating debt. Capital debt, which is debt utilized to meet the capital requirements of our businesses, was $14.1 billion and $12.7 billion as of December 31, 2022 and 2021, respectively. Operating debt was $6.1 billion as of December 31, 2022 and 2021, and is utilized for business funding to meet specific purposes, which may include activities associated with our PGIM and Assurance IQ businesses. Operating debt also consists of debt issued to finance specific portfolios of investment assets, the proceeds from which will service the debt. Specifically, this includes assets supporting reserve requirements under Regulation XXX and Guideline AXXX as described below, as well as funding for institutional and insurance company portfolio cash flow timing differences.

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

Prudential Financial’s borrowings increased $1.5 billion from December 31, 2021, primarily driven by $2.5 billion in junior subordinated notes issuances, offset by $1.0 billion in debt redemptions. In February, 2022, the Company issued $1 billion in aggregate principal amount of 5.125% junior subordinated notes due in March 2052. In August 2022, the Company issued $1.2 billion in aggregate principal amount of 5.95% junior subordinated notes due in September 2052 and $300 million in aggregate principal amount of 6.00% junior subordinated notes due in September 2062. In September, 2022, the Company redeemed, in full, $1.0 billion in aggregate principal amount of 5.875% junior subordinated notes due in 2042. For additional information regarding long-term debt, see Note 17 to the Consolidated Financial Statements.

Subsidiary Borrowings

Subsidiary borrowings principally consist of commercial paper borrowings by Prudential Funding, asset-based financing and real estate investment financing. Borrowings of our subsidiaries decreased $150 million from December 31, 2021, due primarily to debt maturities of $98 million in other short-term debt and a $64 million decrease in limited and non-recourse borrowings.

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

As of December 31, 2022, we had Credit-Linked Note Structures with an aggregate issuance capacity of $16,050 million, of which $14,070 million was outstanding, as compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding, as of December 31, 2021. These amounts reflect a Credit Link Note Structure for Guideline AXXX reserves that was expanded in December 2022, of which $2,100 million was outstanding as of December 31, 2022.

The following table summarizes our Credit-Linked Note Structures, which are reported on a net basis, as of December 31, 2022:

	Surplus Notes		Outstanding as of December 31, 2022
Credit-Linked Note Structures:	Original Issue Dates	Maturity Dates			Facility Size
	($ in millions)
XXX	2012-2021	2022-2036	$1,600	(1)	$1,750
AXXX	2013	2033	3,500		3,500
XXX	2014-2018	2022-2034	2,080	(2)	2,100
XXX	2014-2017	2024-2037	2,330		2,400
AXXX	2017	2037	1,540		2,000
XXX	2018	2038	920		1,600
AXXX	2020	2032	2,100		2,700
Total Credit-Linked Note Structures			$14,070		$16,050
 __________
(1)Prudential Financial has agreed to reimburse amounts paid under the credit-linked notes issued in this structure up to $500 million.
(2)The $2,080 million of surplus notes represents an intercompany transaction that eliminates upon consolidation. Prudential Financial has agreed to reimburse amounts paid under credit-linked notes issued in this structure up to $1,000 million.

As of December 31, 2022, we also had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing $925 million of Regulation XXX and $2,100 million of Guideline AXXX non-economic reserves. In addition, as of December 31, 2022, for purposes of financing Guideline AXXX non-economic reserves, one captive had $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2022. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows.

	Estimated Payments Due by Period
	2023	2024-2025	2026-2027	2028 and thereafter	Total
	(in millions)
Short-term and long-term debt obligations(1)	$1,770	$2,591	$2,391	$36,072	$42,824
Operating lease obligations(2)	116	172	57	57	402
Purchase obligations:
Commitments to purchase or fund investments(3)	4,263	2,515	570	1,211	8,559
Commercial mortgage loan commitments(4)	1,828	110	5	52	1,995
Other liabilities:
Insurance liabilities(5)	38,631	56,401	56,757	797,018	948,807
Other(6)	12,754	182	65	82	13,083
Total	$59,362	$61,971	$59,845	$834,492	$1,015,670
__________
(1)The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 17 to the Consolidated Financial Statements, as well as estimated future interest payments. The payment of principal and estimated future interest for short-term debt are reflected in estimated payments due in 2023. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 17 to the Consolidated Financial Statements for additional information concerning our short-term and long-term debt.
(2)The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 11 to the Consolidated Financial Statements.

(3)As discussed in Note 23 to the Consolidated Financial Statements, we have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlements of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $183 million that we anticipate will ultimately be funded from our separate accounts.
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
(5)The estimated cash flows due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders and others for future policy benefits, policyholders’ account balances, policyholder’s dividends, reinsurance payables and separate account liabilities, net of premium receipts and reinsurance recoverables. Contractual obligations are contingent upon the receipt of premiums. These future estimated cash flows for current policies in force generally reflect our best estimate economic and actuarial assumptions. These cash flows are undiscounted with respect to interest. Therefore, the sum of the cash flows shown for all years in the table of $949 billion exceeds the corresponding liability amounts of approximately $622 billion included in the Consolidated Financial Statements as of December 31, 2022. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash flows related to the underlying policies and contracts. Due to the significance of the assumptions used and the contingent nature of contractual terms, actual cash flows and their timing will differ, possibly materially, from these estimates. Timing of cash flows in the “2028 and thereafter” category include long term liabilities that may extend beyond 100 years.
(6)The estimated payments due by period for other liabilities includes securities sold under agreements to repurchase, cash collateral for loaned securities, liabilities for unrecognized tax benefits, bank customer liabilities, and other miscellaneous liabilities. Amounts presented in the table also exclude $374 million of notes issued by consolidated VIE’s which recourse for these obligations is limited to the assets of the respective VIE and do not have recourse to the general credit of the company.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2022.

Off-Balance Sheet Arrangements

See additional information regarding off-balance sheet arrangements in Note 17 and other commitments in Note 23 to the Consolidated Financial Statements.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Last review date	12/15/2022	11/29/2022	11/22/2021	12/16/2022
Current outlook	Stable	Stable	Stable	Stable
Financial Strength Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA-
Pruco Life Insurance Company	A+	AA-	Aa3	AA-
Pruco Life Insurance Company of New Jersey	A+	AA-	NR*	AA-
The Prudential Life Insurance Company Ltd. (Prudential of Japan)	NR	A+	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	A+	NR	NR
The Prudential Gibraltar Financial Life Insurance Co. Ltd	NR	A+	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	A3	A-
Junior subordinated long-term debt	bbb	BBB+	Baa1	BBB
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A1	A+
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA-
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

Rating agencies use an “outlook” statement for both industry sectors and individual companies. For an industry sector, a stable outlook generally implies that over the next 12 to 18 months the rating agency expects ratings to remain unchanged among companies in the sector. AM Best, Fitch, S&P, and Moody’s currently have a Stable outlook on the U.S. life insurance sector.

For a particular company, an outlook generally indicates a medium- or long-term trend (generally six months to two years) in credit fundamentals, which if continued, may lead to a rating change. These indicators are not necessarily a precursor of a rating change nor do they preclude a rating agency from changing a rating at any time without notice. A.M. Best, Fitch, S&P and Moody’s currently have the Company’s ratings on Stable outlook.

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

Management Oversight

Our primary risk management committee is the Enterprise Risk Committee (“ERC”). The ERC is chaired by our Chief Risk Officer and otherwise consists of the Vice Chairman, Head of U.S. Businesses, Head of International Businesses and PGIM, General Counsel, Chief Financial Officer, Chief Investment Officer, Chief Information Officer and Chief Actuary. Our Chief Auditor also attends meetings of the ERC. The ERC oversees the Company’s risk management framework, including the identification, assessment, monitoring and management of risks and how those risks align with the Company’s loss absorption resources. The primary focus of the ERC is the critical analysis of significant quantitative and qualitative risks and the appropriateness and alignment to the defined risk appetite of the Company.

The ERC is supported by five Risk Oversight Committees, each of which consists of subject matter experts and is dedicated to one of the following risk types: investment, market (including liquidity), insurance, operational, and model. Significant matters or matters where there are unresolved points of view are reviewed by the ERC. The Risk Oversight Committees provide an opportunity for subject matter experts within the various risk areas to evaluate complex issues. They evaluate the effectiveness of risk mitigation options, identify stakeholders of risks and issues, review material assumptions for reasonability and consistency across the Company, and develop recommendations for risk limits, among other responsibilities.

In addition, each of our businesses and certain corporate centers maintain their own risk committee as a forum for leaders to identify, assess, and monitor risk and exposure issues and to review new business activities and initiatives.

Enterprise Risk Management Oversight

ERM manages the risk management framework. The function operates independently and is responsible for recommending policies, limits and standards for all risks. ERM oversees these risks under the guidance of the ERC and Risk Oversight Committees. Additionally, ERM along with our business unit Chief Risk Officers and Heads of Operational Risk Management work with our businesses and corporate areas to identify, monitor and manage risks. The ERM infrastructure is generally aligned by risk type, with certain groups within ERM working across risk types.

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

COVID-19

Our risk management framework incorporates severe to very severe stresses across equities, interest rates, credit migration and defaults, currencies and mortality. This framework includes a specific “pandemic and sell-off” scenario with a mortality calamity (1.5 extra deaths per 1,000 lives in the first year) based on a modern-day interpretation of the 1918 Spanish Flu experience that is aligned with most regulatory frameworks. As COVID-19 transitions to an endemic state, we continue to update our analysis and take management actions in response to this specific event. The impacts of this scenario on our key metrics are assessed periodically.

As of December 31, 2022, the COVID-19 pandemic has not reached the most severe levels of financial impacts included in the Company’s stress testing. In addition, the net mortality impact of COVID-19 has been moderated by the balance between our mortality exposure (such as in our Individual Life and Group Insurance businesses) and our offsetting longevity exposure (such as in the Institutional portion of our Retirement Strategies business) and is influenced by the age distribution of COVID-19 mortality. The future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2022 and 2021. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values are inclusive of any assets or liabilities held-for-sale as of December 31, 2021, but do not include separate account assets.

	As of December 31, 2022			As of December 31, 2021
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$316,070	$(30,524)		$415,769	$(43,547)
Commercial mortgage and other loans		52,479	(2,300)		67,998	(3,069)
Derivatives with interest rate risk:
Swaps	$268,764	(8,565)	(3,631)	$269,823	(1,748)	(5,389)
Futures	19,452	(12)	(309)	25,122	57	(1,327)
Options	49,351	(938)	241	97,101	(187)	(209)
Forwards	38,899	(581)	(185)	38,394	(159)	(73)
Synthetic GICs	84,338	0	(6)	81,984	1	0
Variable annuity and other living benefit feature embedded derivatives		(4,746)	2,357		(13,231)	5,807
Indexed universal life contracts		(986)	190		(1,436)	205
Indexed annuity contracts		(2,506)	(457)		(2,041)	(344)
Total embedded derivatives(2)		(8,238)	2,090		(16,708)	5,668
Financial liabilities with interest rate risk(3):
Short-term and long-term debt		19,441	3,091		22,648	4,231
Policyholders’ account balances—investment contracts		66,602	1,944		103,064	3,520
Net estimated potential loss			$(29,589)			$(40,195)
__________
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value” and “Fixed maturities, trading, at fair value.” Approximately $308 billion and $386 billion as of December 31, 2022 and 2021, respectively, of fixed maturities are classified as available-for-sale.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported net of third-party reinsurance.
(3)Excludes approximately $349 billion and $356 billion as of December 31, 2022 and 2021, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.

Under U.S. GAAP, the fair value of the embedded derivatives for certain features associated with variable annuity, indexed universal life, and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For additional information regarding NPR related to the sensitivity of the embedded derivatives to our NPR credit spread, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Sensitivities for Insurance Assets and Liabilities” above.

For an additional discussion of our variable annuity optional living benefit guarantees accounted for as embedded derivatives and related derivatives used to hedge the changes in fair value of these embedded derivatives, see “Market Risk Related to Certain Variable Annuity Products” below. For additional information about the key estimates and assumptions used in our determination of fair value, see Note 6 to the Consolidated Financial Statements. For information regarding the impacts of changes in the interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Impact of Changes in the Interest Rate Environment” above.

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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2022 and 2021. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, changes in our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, or changes in any other assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we include assets and liabilities held-for-sale as of December 31, 2021, but exclude separate account equity securities.

	As of December 31, 2022			As of December 31, 2021
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities(1)		$9,049	$(905)		$11,296	$(1,130)
Equity-based derivatives(2)	$51,501	(961)	(73)	$103,944	(1,095)	(934)
Variable annuity and other living benefit feature embedded derivatives		(4,746)	(627)		(13,231)	(1,563)
Indexed universal life contracts		(986)	24		(1,436)	54
Indexed annuity contracts		(2,506)	841		(2,041)	680
Total embedded derivatives(2)(3)		(8,238)	238		(16,708)	(829)
Net estimated potential loss			$(740)			$(2,893)
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

We manage our foreign currency exchange rate risks within specified limits, and estimate our exposure, excluding equity in our Japanese insurance operations, to a hypothetical 10% change in foreign currency exchange rates. The following table sets forth the net estimated potential loss in fair value from such a change as of December 31, 2022 and 2021. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future changes in foreign exchange markets, they represent reasonably possible near-term hypothetical changes that illustrate the potential impact of such events.

	As of December 31, 2022		As of December 31, 2021
	Fair Value	Hypothetical Change in Fair Value	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Unhedged portion of equity investment in international subsidiaries and foreign currency denominated investments in domestic general account portfolio	$3,797	$380	$3,375	$338

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

Our derivatives also include those that are embedded in certain financial instruments, and primarily relate to certain optional living benefit features associated with our variable annuity products, as discussed in more detail in “Market Risk Related to Certain Variable Annuity Products” below. For additional information regarding our derivative activities, see Note 5 to the Consolidated Financial Statements.

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

For additional information regarding our risk management strategies, including our living benefit hedging program and other product design elements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment—Retirement Strategies” above.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2022, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

February 16, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Prudential Financial, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of Prudential Financial, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Valuation of Guaranteed Benefit Features Associated with Certain Life and Annuity Products Included in the Liability for Future Policy Benefits
As described in Notes 2, 6, 12 and 13 to the consolidated financial statements, the Company issues certain life and annuity contracts which contain guaranteed benefit features. Certain of the guarantees associated with variable annuity contracts are accounted for as embedded derivatives and recorded at fair value, with changes in fair value recognized currently in earnings. As of December 31, 2022, the fair value of the obligations associated with these guarantees accounted for as embedded derivatives was $4,746 million. As there is no observable active market for the transfer of these obligations, the valuations are calculated by management using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived non-performance risk under the contract, as well as actuarially determined assumptions, including mortality rates, lapse rates, benefit utilization rates and withdrawal rates. For certain life insurance and annuity products that include certain other contract features, including guaranteed minimum death benefits (“GMDB”) and no-lapse guarantees, additional policyholder liabilities are established when associated assessments are recognized. The liability for no-lapse guarantee features is grouped with GMDB features in Note 13. As of December 31, 2022, the additional liability for these contract features was $10,187 million recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, benefit utilization rates, withdrawal rates, and premium pattern rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.
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
Valuation of the Deferred Acquisition Costs Related to Universal Life and Variable Life Products and Variable Deferred Annuity Products
As described in Notes 2 and 7 to the consolidated financial statements, the Company defers acquisition costs that relate directly to the successful acquisition of new and renewal insurance and annuity business to the extent such costs are deemed recoverable from future profits. As of December 31, 2022, a portion of the $19,537 million of deferred policy acquisition costs (“DAC”) are associated with certain universal and variable life products and variable deferred annuity products. DAC related to universal and variable life products and variable deferred annuity products is generally amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts. The DAC balance is regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC is subject to periodic recoverability testing.
The principal considerations for our determination that performing procedures relating to the valuation of DAC related to universal life and variable life products and variable deferred annuity products is a critical audit matter are (i) the significant judgment by management to determine the assumptions used in the projection of gross profits used to amortize DAC related to mortality rates, lapse rates, benefit utilization rates, withdrawal rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the “significant assumptions”), (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC related to universal life and variable life products and variable deferred annuity products, including controls over the development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of DAC related to universal life and variable life products and variable deferred annuity products, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the assumptions and testing that the assumptions are accurately reflected in the models.
Valuation of Goodwill Impairment – Assurance IQ Reporting Unit
As described in Notes 2 and 10 to the consolidated financial statements, management conducts its evaluation of goodwill impairment at the reporting unit level annually as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, goodwill is reduced and an impairment charge is recognized for the excess after adjusting for related tax effects. As of December 31, 2022, the goodwill balance associated with the Assurance IQ reporting unit was $177 million, net of the impairment charge discussed below. The fair value of Assurance IQ was estimated by weighting the results from an income approach based on discounted cash flow valuation techniques and a market valuation approach based on a forward sales multiple. In determining the fair value of a reporting unit, management is required to make significant estimates including, but not limited to projected revenues and operating margins, applicable discount and growth rates, and comparative market multiples. As a result of this analysis, goodwill was reduced and a pre-tax impairment charge of $903 million was recognized.
The principal considerations for our determination that performing procedures relating to the valuation of the goodwill impairment of the Assurance IQ reporting unit is a critical audit matter are (i) the significant judgment by management to determine the fair value measurement of the Assurance IQ reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to projected revenues and operating margins and discount rate (collectively, the “significant assumptions”), and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the goodwill impairment related to the Assurance IQ reporting unit, including controls over the significant assumptions. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate, (ii) evaluating the appropriateness of the valuation approaches, and (iii) evaluating the significant assumptions used by management by considering the consistency of the assumptions with the current and past performance of the reporting unit, external market and industry data, and evidence obtained in other areas of the audit, and (iv) testing the completeness and accuracy of underlying data used in the approaches. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the approaches and the reasonableness of the discount rate used to determine the estimated fair value of the Assurance IQ reporting unit.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 16, 2023

We have served as the Company’s auditor since 1996, which includes periods before the Company became subject to SEC reporting requirements.

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position
December 31, 2022 and 2021 (in millions, except share amounts)

	2022	2021
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2022-$138; 2021-$114) (amortized cost: 2022-$335,447; 2021-$333,459)(1)	$307,719	$372,410
Fixed maturities, held-to-maturity, at amortized cost, net of allowance for credit losses (allowance for credit losses: 2022-$2; 2021-$5) (fair value: 2022-$1,455; 2021-$1,803)(1)	1,296	1,514
Fixed maturities, trading, at fair value (amortized cost: 2022-$7,303; 2021-$8,741)(1)	5,951	8,823
Assets supporting experience-rated contractholder liabilities, at fair value	2,844	3,358
Equity securities, at fair value (cost: 2022-$5,306; 2021-$5,815)(1)	7,150	8,574
Commercial mortgage and other loans (net of $203 and $119 allowance for credit losses; includes $137 and $1,263 of loans measured at fair value under the fair value option at December 31, 2022 and 2021, respectively)(1)	56,745	58,666
Policy loans	10,046	10,386
Other invested assets (net of $1 and $2 allowance for credit losses; includes $5,682 and $8,046 of assets measured at fair value at December 31, 2022 and 2021, respectively)(1)	21,099	21,833
Short-term investments (net of allowance for credit losses: 2022-$6; 2021-$0)	4,591	6,635
Total investments	417,441	492,199
Cash and cash equivalents(1)	17,251	12,888
Accrued investment income(1)	3,012	2,855
Deferred policy acquisition costs	19,537	18,192
Value of business acquired	595	771
Income tax assets	4,214	0
Assets held-for-sale(2)	0	153,793
Other assets (net of allowance for credit losses: 2022-$26; 2021-$19)(1)	30,188	10,739
Separate account assets	197,679	246,145
TOTAL ASSETS	$689,917	$937,582
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$284,452	$290,784
Policyholders’ account balances	135,602	122,633
Policyholders’ dividends	694	8,731
Securities sold under agreements to repurchase	6,589	10,185
Cash collateral for loaned securities	6,100	4,251
Income taxes	0	9,513
Short-term debt	775	722
Long-term debt	19,908	18,622
Liabilities held-for-sale(2)	0	151,359
Other liabilities (including allowance for credit losses: 2022-$18; 2021-$21)(1)	20,536	11,755
Notes issued by consolidated variable interest entities(1)	374	274
Separate account liabilities	197,679	246,145
Total liabilities	672,709	874,974
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 23)
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of both December 31, 2022 and 2021)	6	6
Additional paid-in capital	25,747	25,732
Common Stock held in treasury, at cost (300,342,458 and 290,018,851 shares at December 31, 2022 and 2021, respectively)	(23,068)	(21,838)
Accumulated other comprehensive income (loss)	(19,827)	21,324
Retained earnings	33,392	36,652
Total Prudential Financial, Inc. equity	16,250	61,876
Noncontrolling interests	958	732
Total equity	17,208	62,608
TOTAL LIABILITIES AND EQUITY	$689,917	$937,582
__________
(1)See Note 4 for details of balances associated with variable interest entities.
(2)See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2021.
See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations
Years Ended December 31, 2022, 2021 and 2020 (in millions, except per share amounts)

	2022	2021	2020
REVENUES
Premiums	$38,019	$34,827	$31,140
Policy charges and fee income	5,574	5,944	6,029
Net investment income	16,037	18,287	17,410
Asset management and service fees	4,062	4,901	4,391
Other income (loss)	(273)	2,951	1,950
Realized investment gains (losses), net	(3,369)	4,024	(3,887)
Total revenues	60,050	70,934	57,033
BENEFITS AND EXPENSES
Policyholders’ benefits	43,487	38,458	35,059
Interest credited to policyholders’ account balances	2,316	3,482	4,538
Dividends to policyholders	198	2,874	1,625
Amortization of deferred policy acquisition costs	2,429	2,097	2,221
Goodwill impairment	903	1,060	0
General and administrative expenses	12,493	13,582	13,913
Total benefits and expenses	61,826	61,553	57,356
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,776)	9,381	(323)
Total income tax expense (benefit)	(370)	1,674	(81)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	(1,406)	7,707	(242)
Equity in earnings of operating joint ventures, net of taxes	(56)	87	96
NET INCOME (LOSS)	(1,462)	7,794	(146)
Less: Income (loss) attributable to noncontrolling interests	(24)	70	228
NET INCOME (LOSS) ATTRIBUTABLE TO PRUDENTIAL FINANCIAL, INC.	$(1,438)	$7,724	$(374)
EARNINGS PER SHARE
Basic earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(3.93)	$19.65	$(1.00)
Diluted earnings per share-Common Stock:
Net income (loss) attributable to Prudential Financial, Inc.	$(3.93)	$19.51	$(1.00)
Dividends declared per share of Common Stock	$4.80	$4.60	$4.40

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020 (in millions)

	2022	2021	2020
NET INCOME (LOSS)	$(1,462)	$7,794	$(146)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments for the period	(1,185)	(1,138)	523
Net unrealized investment gains (losses)	(52,667)	(11,712)	7,229
Defined benefit pension and postretirement unrecognized periodic benefit (cost)	636	1,107	210
Total	(53,216)	(11,743)	7,962
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(12,063)	(2,314)	1,252
Other comprehensive income (loss), net of taxes	(41,153)	(9,429)	6,710
Comprehensive income (loss)	(42,615)	(1,635)	6,564
Less: Comprehensive income (loss) attributable to noncontrolling interests	(26)	55	239
Comprehensive income (loss) attributable to Prudential Financial, Inc.	$(42,589)	$(1,690)	$6,325

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Equity
Years Ended December 31, 2022, 2021 and 2020 (in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Prudential Financial, Inc. Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$6	$25,532	$32,991	$(19,453)	$24,039	$63,115	$604	$63,719
Cumulative effect of adoption of accounting changes(1)			(99)			(99)		(99)
Common Stock acquired				(500)		(500)		(500)
Contributions from noncontrolling interests							100	100
Distributions to noncontrolling interests							(53)	(53)
Consolidations/(deconsolidations) of noncontrolling interests							(105)	(105)
Stock-based compensation programs		52		301		353		353
Dividends declared on Common Stock			(1,769)			(1,769)		(1,769)
Comprehensive income:
Net income (loss)			(374)			(374)	228	(146)
Other comprehensive income (loss), net of tax					6,699	6,699	11	6,710
Total comprehensive income (loss)						6,325	239	6,564
Balance, December 31, 2020	6	25,584	30,749	(19,652)	30,738	67,425	785	68,210
Common Stock acquired				(2,500)		(2,500)		(2,500)
Contributions from noncontrolling interests							85	85
Distributions to noncontrolling interests							(75)	(75)
Consolidations/(deconsolidations) of noncontrolling interests							(118)	(118)
Stock-based compensation programs		148		314		462		462
Dividends declared on Common Stock			(1,821)			(1,821)		(1,821)
Comprehensive income:
Net income (loss)			7,724			7,724	70	7,794
Other comprehensive income (loss), net of tax					(9,414)	(9,414)	(15)	(9,429)
Total comprehensive income (loss)						(1,690)	55	(1,635)
Balance, December 31, 2021	6	25,732	36,652	(21,838)	21,324	61,876	732	62,608
Common Stock acquired				(1,500)		(1,500)		(1,500)
Contributions from noncontrolling interests							351	351
Distributions to noncontrolling interests							(79)	(79)
Consolidations/(deconsolidations) of noncontrolling interests							(20)	(20)
Stock-based compensation programs		15		270		285		285
Dividends declared on Common Stock			(1,822)			(1,822)		(1,822)
Comprehensive income:
Net income (loss)			(1,438)			(1,438)	(24)	(1,462)
Other comprehensive income (loss), net of tax					(41,151)	(41,151)	(2)	(41,153)
Total comprehensive income (loss)						(42,589)	(26)	(42,615)
Balance, December 31, 2022	$6	$25,747	$33,392	$(23,068)	$(19,827)	$16,250	$958	$17,208
__________
(1)Includes the impact from the adoption of ASU 2016-13. See Note 2.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020 (in millions)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,462)	$7,794	$(146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	3,369	(4,024)	3,887
Policy charges and fee income	(2,532)	(2,302)	(2,652)
Interest credited to policyholders’ account balances	2,316	3,482	4,538
Goodwill impairment	903	1,060	0
Depreciation and amortization	124	204	457
(Gains) losses on assets supporting experience-rated contractholder liabilities, net	1,128	299	(743)
Change in:
Deferred policy acquisition costs	232	(451)	(542)
Future policy benefits and other insurance liabilities	6,573	7,762	10,817
Income taxes	(1,685)	(62)	(424)
Derivatives, net	(2,981)	(2,426)	(2,940)
Other, net(1)	(827)	(1,524)	(3,884)
Cash flows from (used in) operating activities	5,158	9,812	8,368
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	50,823	64,759	44,106
Fixed maturities, held-to-maturity	38	239	88
Fixed maturities, trading	1,641	3,626	690
Assets supporting experience-rated contractholder liabilities	11,410	18,863	29,162
Equity securities	3,697	4,290	2,704
Commercial mortgage and other loans	5,580	9,367	5,447
Policy loans	1,738	2,019	2,528
Other invested assets	1,789	2,972	1,815
Short-term investments	40,653	32,696	47,339
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(60,070)	(65,174)	(56,523)
Fixed maturities, trading	(659)	(5,675)	(1,413)
Assets supporting experience-rated contractholder liabilities	(11,799)	(21,394)	(30,822)
Equity securities	(3,451)	(4,430)	(3,168)
Commercial mortgage and other loans	(5,497)	(9,434)	(6,107)
Policy loans	(1,248)	(1,216)	(1,956)
Other invested assets	(2,832)	(3,628)	(2,760)
Short-term investments	(37,894)	(32,329)	(49,802)
Dispositions, net of cash disposed(2)	422	132	1,454
Derivatives, net	(1,881)	(429)	1,286
Other, net	(98)	(596)	(278)
Cash flows from (used in) investing activities	(7,638)	(5,342)	(16,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	30,094	31,795	41,424
Policyholders’ account withdrawals	(24,149)	(29,227)	(34,701)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(1,541)	42	499
Cash dividends paid on Common Stock	(1,817)	(1,814)	(1,766)
Net change in financing arrangements (maturities 90 days or less)	(214)	297	(21)
Common Stock acquired	(1,488)	(2,500)	(500)
Common Stock reissued for exercise of stock options	163	200	153
Proceeds from the issuance of debt (maturities longer than 90 days)	2,706	268	3,013
Repayments of debt (maturities longer than 90 days)	(1,184)	(1,708)	(2,743)
Proceeds from notes issued by consolidated VIEs	137	0	0
Repayments of notes issued by consolidated VIEs	0	0	(19)
Other, net(3)	2,226	(364)	(456)
Cash flows from (used in) financing activities	4,933	(3,011)	4,883
Effect of foreign exchange rate changes on cash balances	(159)	(309)	340
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS INCLUDING BALANCES CLASSIFIED AS HELD-FOR-SALE	2,294	1,150	(2,619)
NET CHANGE IN CASH BALANCES CLASSIFIED AS HELD-FOR-SALE(2)	(2,071)	2,071	0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	4,365	(921)	(2,619)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	12,934	13,855	16,474
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$17,299	$12,934	$13,855

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020 (in millions)

	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$1,090	$1,668	$287
Interest paid	$1,452	$1,452	$1,531
HELD-FOR-SALE CLASSIFICATION(2)
Assets classified as held-for-sale	$(153,793)	$153,793	$0
Liabilities classified as held-for-sale	(151,359)	151,359	0
Net assets classified as held-for-sale	$(2,434)	$2,434	$0

NON-CASH TRANSACTIONS DURING THE YEAR
Treasury Stock shares issued for stock-based compensation programs	$236	$138	$151
Novation of annuity contracts(4)	$3,129	$0	$0
Significant Pension Risk Transfer transactions:
Assets received, excluding cash and cash equivalents	$8,246	$5,377	$703
Liabilities assumed	8,764	6,397	1,049
Net cash received	$518	$1,020	$346

RECONCILIATION TO STATEMENTS OF FINANCIAL POSITION
Cash and cash equivalents	$17,251	$12,888	$13,701
Restricted cash and restricted cash equivalents (included in “Other assets”)	48	46	154
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$17,299	$12,934	$13,855
__________
(1)The amount for the year ended December 31, 2022 includes the recognized gains on the sales of Prudential Annuities Life Assurance Corporation (“PALAC”) and the Full Service Retirement business, which were completed on April 1, 2022. See Note 1 for additional information regarding these dispositions.
(2)See Note 1 for additional information regarding the dispositions.
(3)The amount for the year ended December 31, 2022 includes approximately $1.6 billion cash receipt from a secured borrowing related to the PALAC disposition, which was subsequently derecognized as part of a non-cash transaction during 2022 related to the novation of certain previously reinsured annuity products. See Note 1 for additional information.
(4)“Cash flows from (used in) operating activities” and “Cash flows from (used in) investing activities” exclude non-cash activities related to the novation of certain, previously reinsured, annuity products, from Fortitude Group Holdings, LLC to the Company. See Note 1 for additional information.

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

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. See Note 4 for additional information regarding the Company’s consolidated variable interest entities. Intercompany balances and transactions have been eliminated.

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

Out of Period Adjustments

In 2022, the Company recorded out of period adjustments within the Individual Life business, resulting in an aggregate net benefit of $125 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2022. The adjustments included (i) a $230 million benefit from a reduction to cost of reinsurance liabilities related to universal and variable life products; (ii) an $80 million net benefit from a reduction in reserves, partially offset by an increase in cost of reinsurance liabilities, for certain universal and variable universal life products; and (iii) a $185 million charge from an increase in reserves for certain universal life insurance products.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The impact of these out of period adjustments, individually and in the aggregate, was not material to any previously reported quarterly or annual financial statements and is not material to the 2022 annual financial statements. See Note 22 for additional information regarding the impact of these adjustments to the Company’s operating segments.

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

Business Dispositions

Prudential Annuities Life Assurance Corporation, Representing a Portion of Individual Annuities’ Traditional Variable Annuity Block of Business

On April 1, 2022, the Company completed the sale of Prudential Annuities Life Assurance Corporation (“PALAC”), a wholly owned subsidiary, representing a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC (“Fortitude”). The PALAC block primarily consisted of non-New York traditional variable annuities with guaranteed living benefits that were issued prior to 2011, which constituted approximately $30 billion of Prudential’s total in-force individual annuity account values at the closing of the transaction. The Company, through co-insurance and modified co-insurance agreements, has retained the economics of certain variable annuities, indexed annuities, and fixed annuities with a guaranteed lifetime withdrawal income feature issued by PALAC.

The Company recognized a pre-tax gain on sale of $852 million in 2022 within “Other income”, which is included in adjusted operating income within the Retirement Strategies segment.

During the second quarter of 2022, the economics of approximately $1.7 billion of commercial mortgage and other loans and fixed maturities, available-for-sale, held by PALAC were transferred to Fortitude via participation agreements. This transfer did not meet the requirements of sale accounting and was therefore accounted for as a secured borrowing as of June 30, 2022. During the third quarter of 2022, the secured borrowing was derecognized when the assets were transferred from Fortitude back to the Company as part of the novation of certain previously reinsured annuity products.

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

The Company recognized a net pre-tax gain on sale of $620 million in 2022, composed of (i) an $820 million gain recorded in “Other income”; (ii) $150 million of realized losses recorded in “Realized investment gains (losses), net”, related to assets transferred as part of the reinsurance of certain retained policies to Great-West; and (iii) $50 million of indirect expenses and charges recorded in “General and administrative expenses” on the Consolidated Statements of Operations. These amounts reflect certain post-closing adjustments in accordance with the terms of the transaction agreement. The net gain is excluded from adjusted operating income and reported within Divested Businesses as part of Corporate and Other operations. In addition, the Company recognized a deferred gain of approximately $400 million in 2022, including a post-closing true-up, for the ceding

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
of certain insurance policies through reinsurance to Great-West. This deferred reinsurance gain will be recognized in income over the term of the ceded policies.

Excluding the gain on sale recognized in 2022, the Full Service Retirement business generated pre-tax income/(loss) of approximately $(200) million, $190 million and $179 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts exclude the impact of overhead costs retained in the Company’s Corporate and Other operations and not transferred to Great-West.

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

The Prudential Life Insurance Company of Taiwan Inc.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT$5.5 billion, equal to approximately $200 million at then current exchange rates. The terms of the transaction included additional contingent consideration that was tied to the level of yields for the 10-year Taiwanese Government bond for two years after the signing of the transaction and was measured at fair value each period, resulting in the receipt of the maximum contractual amount of $100 million in 2022. Also in connection with the transaction, the Company recognized a liability with a fair value of approximately $33 million as of December 31, 2022, representing its financial guarantee of certain insurance obligations of POT.

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

Fixed maturities, trading, at fair value (“Trading debt securities”) includes debt securities that are carried at fair value such as fixed maturities with embedded features that are considered derivatives and assets contained within consolidated variable interest entities. See Note 6 for additional information regarding the determination of fair value. Realized and

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
unrealized gains and losses for these investments are reported in “Other income (loss),” and interest income from these investments is reported in “Net investment income.”

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

Equity securities, at fair value consists of common stock, mutual fund shares and non-redeemable preferred stock carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income (loss),” and dividend income is reported in “Net investment income” on the ex-dividend date.

Commercial mortgage and other loans consists of commercial mortgage loans, agricultural property loans, as well as certain other collateralized and uncollateralized loans. Uncollateralized loans primarily represent reverse dual currency loans and corporate loans held by the Company’s international insurance operations.

Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses, and net of any CECL allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 23 for additional information.

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

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, using a modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. Adoption of these ASUs requires an entity to estimate lifetime credit losses for certain financial assets carried at amortized cost and certain off-balance sheet exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of reported amounts. The most significant impact is from modifications made to the Company’s process for measuring credit losses for its commercial mortgage and other loans classified as held for investment. The impact of the standard resulted in a decrease to “Total assets” of $122 million ($115 million of this decrease was recorded for commercial mortgage and other loans), a decrease to “Total liabilities” of $23 million, and a decreased to “Retained earnings” of $99 million upon adoption on January 1, 2020.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Value of business acquired represents identifiable intangible assets to which a portion of the purchase price in a business acquisition is attributed under the application of purchase accounting. VOBA represents an adjustment to the stated value of in-force insurance contract liabilities to present them at fair value, determined as of the acquisition date. VOBA balances are subject to recoverability testing, in the manner in which they were acquired. The Company has established a VOBA asset primarily for its acquired life insurance products and accident and health products with fixed benefits. As of December 31, 2022, the majority of the VOBA balance relates to the 2011 acquisition of AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, and AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd. (collectively, the “Star and Edison Businesses”.) The Company amortizes VOBA over the anticipated life of the acquired contracts using the same methodology and assumptions used to amortize DAC. The Company records amortization of VOBA in “General and administrative expenses.” VOBA, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 8 for additional information regarding VOBA.

Assets held-for-sale consists of assets associated with pending business dispositions. The Company classifies a business as held-for-sale when management has approved or received approval from the Board to sell the business, the sale is probable to be completed within a year and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of carrying value or estimated fair value, less costs to sell. If the carrying value of the business exceeds its estimated fair value, less costs to sell, a loss is recognized and reported in “Other income (loss)” when the criteria for the held-for-sale classification as described above are met. If the estimated fair value, less costs to sell, exceeds the carrying value of the business, the gain is recorded in “Other income (loss)” when the sale is completed. See Note 1 for additional information regarding the dispositions, including the composition of assets included as “Assets held-for-sale” as of December 31, 2021.

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

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Accounting guidance provides for an optional qualitative assessment for testing goodwill impairment that may allow companies to skip the quantitative test. As part of the annual goodwill impairment test, the Company estimates the fair value of the reporting units by applying the quantitative test, which involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, goodwill is reduced and an impairment charge to income is recognized for the excess. The measurement of a goodwill impairment loss includes the related income tax effect from any tax deductible goodwill. The impairment loss cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. Management is required to make significant estimates in determining the fair value of a reporting unit including, but not limited to: projected revenues and operating margins, applicable discount and growth rates, and comparative market multiples. See Note 10 for additional information regarding goodwill.

The Company has offered various types of sales inducements to policyholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the expected life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducement balances are subject to periodic recoverability testing. The Company records amortization of DSI in “Interest credited to policyholders’ account balances.” DSI, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 13 for additional information regarding sales inducements.

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

Investments in operating joint ventures are generally accounted for under the equity method. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. See Note 9 for additional information regarding investments in operating joint ventures.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Policyholders’ dividends includes dividends payable to policyholders and the policyholder dividend obligation associated with the participating policies included in the Closed Block. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of The Prudential Insurance Company of America (“PICA”) based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents amounts expected to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance. Any adjustments to the policyholder dividend obligation related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI. For additional information regarding the policyholder dividend obligation, see Note 15. The dividends payable for policies other than the participating policies included in the Closed Block include dividends payable in accordance with certain group and individual insurance policies.

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily, and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income.”

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

Short-term and long-term debt liabilities are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issuance costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General and administrative expenses” in the Company’s Consolidated Statements of Operations. Interest expense may also be reported within “Net investment income” for certain activity, as prescribed by specialized industry guidance. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items for which the Company has the intent and ability to refinance on a long-term basis in the near-term. See Note 17 for additional information regarding short-term and long-term debt.

Liabilities held-for-sale consists of liabilities associated with pending business dispositions. See “Assets held-for-sale” above for further description of the held-for-sale classification. See Note 1 for additional information regarding the dispositions, including the composition of liabilities included as “Liabilities held-for-sale” as of December 31, 2021.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
REVENUES, BENEFITS AND EXPENSES

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

Asset management and service fees principally includes asset-based asset management fees, which are recognized in the period in which the services are performed. In certain asset management fee arrangements, the Company is entitled to receive performance-based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company may be required to return all, or part, of such performance-based incentive fees depending on future performance of these assets relative to performance benchmarks. The Company records performance-based incentive fee revenue when the contractual terms of the asset management fee arrangement have been satisfied and it is probable that a significant reversal in the amount of the fee will not occur. Under this principle, the Company records a deferred performance-based incentive fee liability to the extent it receives cash related to the performance-based incentive fee prior to meeting the revenue recognition criteria delineated above.

Other income (loss) includes realized and unrealized gains or losses from investments classified “Fixed maturities, trading, at fair value,” “Assets supporting experience-rated contractholder liabilities, at fair value,” “Equity securities, at fair value,” and “Other invested assets” that are measured at fair value and consolidated entities that follow specialized investment company fair value accounting. “Other income (loss)” also includes gains and losses primarily related to the remeasurement of

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
foreign currency denominated assets and liabilities, as discussed in more detail under “Foreign Currency” below, as well as gains and losses related to business dispositions. See Note 1 for additional information regarding these dispositions.

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

OTHER ACCOUNTING POLICIES

Income taxes receivable (payable) primarily represents the net deferred tax asset or liability and the Company’s estimated taxes receivable or payable for the current year and open audit years.

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

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act of 2017”) included two new tax provisions that could impact the Company’s effective tax rate and cash tax payments. The Base Erosion and Anti-Abuse Tax (“BEAT”) taxes modified taxable income, starting at a rate of 10% in 2019 and increasing to 12.5% in 2026, and is due if the calculated BEAT amount that is determined without the benefit of foreign and certain tax credits is greater than the regular corporate tax in any given year. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. Final Regulations confirmed that benefit and claim payments made by our U.S. insurance business to our foreign affiliates on reinsurance assumed by the U.S. affiliates are not base erosion payments. The Global Intangible Low-Taxed Income (“GILTI”) provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. The amount of tax in any period on GILTI can depend on annual differences between U.S. taxable income recognition rules and taxable income recognition rules in the country of operations and the overall taxable income of U.S. operations, as well as U.S. expense allocation rules which limit the amount of foreign tax credits that can be applied to reduce the U.S. tax on the GILTI provision. Under certain circumstances, the taxable income of U.S. operations may cause more than 50% of earnings of foreign affiliates to be subject to the GILTI

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
provision. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, including as a result of loss carrybacks, the GILTI provision would cause a loss of U.S. tax benefits for some or all of those losses, effectively increasing the tax on foreign earnings. The Company accounts for the effects of the BEAT and GILTI provisions as a period cost if and when incurred.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process. First, the Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

The Company accrues a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 16 for additional information regarding income taxes.

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

Earnings Per Share

Earnings per share of Common Stock reflects the consolidated earnings of Prudential Financial. Basic earnings per share is computed by dividing available income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period. See Note 20 for additional information.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 14 for additional information about the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Other assets” and amounts payable are included in “Other liabilities.” “Other assets” also includes recoverables from assumed modified coinsurance arrangements which generally reflects the fair value of the invested assets retained by the cedant and contains an embedded derivative that is bifurcated and accounted for separately from the host contract. Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of December 31, 2022— ASU 2018-12

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

The Company has an established governance framework to manage the implementation of the standard. The Company has substantially completed its implementation efforts including, but not limited to, implementing refinements to key accounting policy decisions, modifications to actuarial valuation models, updates to data sourcing capabilities, automation of key financial reporting and analytical processes and updates to internal control over financial reporting and disclosure.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on its Consolidated Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in a decrease to “Retained earnings” of approximately $3 billion primarily from reclassifying the cumulative effect of changes in non-performance risk on market risk benefits from “Retained earnings” to “Accumulated other comprehensive income” (“AOCI”) and other changes in reserves, and will result in a decrease to AOCI of approximately $42 billion primarily from remeasuring in-force non-participating traditional and limited-pay insurance contract liabilities using upper-medium grade fixed income instrument yields as of the transition date. As of December 31, 2021, the estimated impacts amounted to a decrease to “Retained earnings” of approximately $2 billion and a decrease to AOCI of approximately $31 billion. As of September 30, 2022, the estimated impacts amounted to a decrease to “Retained earnings” of approximately $2 billion and an increase to AOCI of approximately $17 billion. The changes in the estimates impacting AOCI from January 1, 2021 to September 30, 2022 are primarily due to the increases in interest rates during 2021 and 2022. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
earnings emergence following the transition date. Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

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

As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Based on interest rates as of September 30, 2022, the Company expects an increase to AOCI as a result of remeasuring in-force contract liabilities using upper-medium grade fixed income instrument yields. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates as of the adoption date.

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

ASU 2022-05, Financial Services – Insurance (Topic 944) Transition for Sold Contracts was issued on December 15, 2022, to amend the transition guidance in ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The amendment allows an insurance entity to make an accounting policy election to not apply ASU 2018-12 to contracts or legal entities sold or disposed of before the effective date, and in which the insurance entity has no significant continuing involvement with the derecognized contracts. An insurance entity is permitted to apply the policy election on a transaction by transaction basis to each sale or disposal transaction. An insurance entity is required to disclose whether it has chosen to apply this accounting policy election and provide a qualitative description of the sale or disposal transactions to which the accounting policy election is applied. The Company does not currently intend to apply this accounting policy election.

Other ASU issued but not yet adopted as of December 31, 2022

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
3.INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,372	$1,110	$4,413	$0	$26,069
Obligations of U.S. states and their political subdivisions	10,179	238	728	0	9,689
Foreign government bonds	74,103	4,503	5,379	1	73,226
U.S. public corporate securities	99,854	1,311	13,563	16	87,586
U.S. private corporate securities(1)	39,867	507	3,438	57	36,879
Foreign public corporate securities	22,235	416	1,945	19	20,687
Foreign private corporate securities	32,755	150	5,201	44	27,660
Asset-backed securities(2)	12,972	166	286	1	12,851
Commercial mortgage-backed securities	11,497	19	861	0	10,655
Residential mortgage-backed securities(3)	2,613	29	225	0	2,417
Total fixed maturities, available-for-sale(1)	$335,447	$8,449	$36,039	$138	$307,719

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Amortized Cost, Net of Allowance
	(in millions)
Fixed maturities, held-to-maturity:
Foreign government bonds	$725	$128	$0	$853	$0	$725
Foreign public corporate securities	430	24	0	454	2	428
Foreign private corporate securities	0	0	0	0	0	0
Residential mortgage-backed securities(3)	143	5	0	148	0	143
Total fixed maturities, held-to-maturity(4)	$1,298	$157	$0	$1,455	$2	$1,296
__________
(1)Excludes notes with amortized cost of $8,040 million (fair value, $8,040 million), which have been offset with the associated debt under a netting agreement.
(2)Includes credit-tranched securities collateralized by loan obligations, education loans, auto loans, home equity loans and other asset types.
(3)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(4)Excludes notes with amortized cost of $4,250 million (fair value, $4,250 million), which have been offset with the associated debt under a netting agreement.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,009	$3,143	$2,563	$1,270	$20,572	$4,413
Obligations of U.S. states and their political subdivisions	5,510	526	558	202	6,068	728
Foreign government bonds	16,932	2,384	9,877	2,971	26,809	5,355
U.S. public corporate securities	58,816	7,790	15,780	5,726	74,596	13,516
U.S. private corporate securities	24,610	2,065	6,705	1,373	31,315	3,438
Foreign public corporate securities	10,168	932	4,098	993	14,266	1,925
Foreign private corporate securities	16,909	2,521	8,196	2,678	25,105	5,199
Asset-backed securities	5,385	130	5,059	156	10,444	286
Commercial mortgage-backed securities	9,289	655	1,080	206	10,369	861
Residential mortgage-backed securities	1,322	130	402	93	1,724	223
Total fixed maturities, available-for-sale	$166,950	$20,276	$54,318	$15,668	$221,268	$35,944

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,521	$15	$269	$16	$1,790	$31
Obligations of U.S. states and their political subdivisions	289	5	71	3	360	8
Foreign government bonds	4,534	244	6,945	282	11,479	526
U.S. public corporate securities	12,403	219	2,947	152	15,350	371
U.S. private corporate securities	4,362	84	848	78	5,210	162
Foreign public corporate securities	3,652	76	802	42	4,454	118
Foreign private corporate securities	6,350	270	1,604	169	7,954	439
Asset-backed securities	6,568	13	170	1	6,738	14
Commercial mortgage-backed securities	921	11	263	11	1,184	22
Residential mortgage-backed securities	751	13	18	1	769	14
Total fixed maturities, available-for-sale(1)	$41,351	$950	$13,937	$755	$55,288	$1,705
__________
(1)Excludes “Assets held-for-sale” with fair value of $4,644 million and gross unrealized losses of $147 million. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
As of December 31, 2022 and 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $33,778 million and $1,242 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2,166 million and $463 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2022, the $15,668 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and utility sectors within corporate securities and foreign government securities. As of December 31, 2021, the $755 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility and finance sectors within corporate securities.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of December 31, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost or amortized cost, net of allowance and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost, Net of Allowance	Fair Value
	(in millions)
Fixed maturities:
Due in one year or less	$8,859	$9,025	$0	$0
Due after one year through five years	50,717	49,713	428	454
Due after five years through ten years	65,682	62,449	17	18
Due after ten years(1)	183,107	160,609	708	835
Asset-backed securities	12,972	12,851	0	0
Commercial mortgage-backed securities	11,497	10,655	0	0
Residential mortgage-backed securities	2,613	2,417	143	148
Total	$335,447	$307,719	$1,296	$1,455
 __________
(1)Excludes available-for-sale notes with amortized cost of $8,040 million (fair value, $8,040 million) and held-to-maturity notes with amortized cost of $4,250 million (fair value, $4,250 million), which have been offset with the associated debt under a netting agreement.

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$33,010	$36,333	$21,013
Proceeds from maturities/prepayments	17,957	27,976	23,563
Gross investment gains from sales and maturities	1,240	2,565	1,690
Gross investment losses from sales and maturities	(2,589)	(648)	(524)
Write-downs recognized in earnings(2)	(116)	(1)	(304)
(Addition to) release of allowance for credit losses	(24)	19	(133)
Fixed maturities, held-to-maturity:
Proceeds from maturities/prepayments(3)	$37	$239	$88
(Addition to) release of allowance for credit losses	2	4	0
 __________
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(144) million, $450 million and $(470) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Amounts represent write-downs on credit adverse securities and securities actively marketed for sale. In addition, for the year ended December 31, 2020, amount includes write-downs on securities approaching maturities related to foreign exchange movements.
(3)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $1 million, less than $(1) million and less than $(1) million for the years ended December 31, 2022, 2021 and 2020, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Year Ended December 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$7	$107	$0	$0	$0	$114
Additions to allowance for credit losses not previously recorded	0	11	109	4	0	0	124
Reductions for securities sold during the period	0	(6)	(80)	0	0	0	(86)
Reductions for securities with intent to sell	0	(13)	(68)	0	0	0	(81)
Additions (reductions) on securities with previous allowance	0	2	68	(3)	0	0	67
Balance, end of period	$0	$1	$136	$1	$0	$0	$138

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$123	$0	$10	$0	$133
Additions to allowance for credit losses not previously recorded	0	7	89	0	0	0	96
Reductions for securities sold during the period	0	0	(48)	0	(9)	0	(57)
Additions (reductions) on securities with previous allowance	0	0	(56)	0	(1)	0	(57)
Reclassified to “Assets held-for sale”(1).	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$7	$107	$0	$0	$0	$114
__________
(1)    See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	39	255	0	1	0	295
Reductions for securities sold during the period	0	(39)	(126)	0	0	0	(165)
Additions (reductions) on securities with previous allowance	0	0	5	0	9	0	14
Write-downs charged against the allowance	0	0	(11)	0	0	0	(11)
Balance, end of period	$0	$0	$123	$0	$10	$0	$133

	Year Ended December 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$5	$0	$0	$0	$5
Current period provision for expected losses	0	0	(2)	0	0	0	(2)
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$2	$0	$0	$0	$2

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$9	$0	$0	$0	$9
Current period provision for expected losses.	0	0	(3)	0	0	0	(3)
Change in foreign exchange	0	0	(1)	0	0	0	(1)
Balance, end of period	$0	$0	$5	$0	$0	$0	$5

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in millions)
Fixed maturities, held-to-maturity:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Cumulative effect of adoption of ASU 2016-13	0	0	9	0	0	0	9
Balance, end of period	$0	$0	$9	$0	$0	$0	$9

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the year ended December 31, 2022, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions in the capital goods, utility and consumer non-cyclical sectors within corporate securities due to adverse projected cash flows, partially offset by a net release on restructured securities within the communications and transportation sectors. For the year ended December 31, 2021, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to the overall improving credit environment in the energy and consumer cyclical sectors within corporate securities, partially offset by net additions in the transportation, communications and utility sectors within corporate securities due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both December 31, 2022 and 2021.

Assets Supporting Experience-Rated Contractholder Liabilities

The following table sets forth the composition of “Assets supporting experience-rated contractholder liabilities,” as of the dates indicated:

	December 31, 2022		December 31, 2021
					Assets Held-for-Sale(1)
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments and cash equivalents	$0	$0	$30	$30	$786	$786
Fixed maturities:
Corporate securities	91	88	101	103	12,112	12,463
Commercial mortgage-backed securities	0	0	0	0	1,799	1,830
Residential mortgage-backed securities(2)	0	0	0	0	658	683
Asset-backed securities(3)	0	0	0	0	2,079	2,093
Foreign government bonds	705	668	761	761	240	237
U.S. government authorities and agencies and obligations of U.S. states	188	189	182	193	344	400
Total fixed maturities(4)	984	945	1,044	1,057	17,232	17,706
Equity securities	1,628	1,899	1,787	2,271	328	326
Total assets supporting experience-rated contractholder liabilities(5)	$2,612	$2,844	$2,861	$3,358	$18,346	$18,818
 __________
(1)See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)Includes collateralized loan obligations, auto loans, education loans, home equity and other asset types. Collateralized loan obligations at fair value, was $1,607 million including “Assets held-for-sale” as of December 31, 2021, all of which were rated AA or above.
(4)As a percentage of amortized cost, 98% of the portfolio was considered high or highest quality based on NAIC or equivalent ratings, as of December 31, 2022. As a percentage of amortized cost, 97% of the portfolio including “Asset held-for-sale” was considered high or highest quality based on NAIC or equivalent ratings, as of December 31, 2021.
(5)As a percentage of amortized cost, all of the portfolio consisted of public securities, as of December 31, 2022. As a percentage of amortized cost, 95% of the portfolio including “Assets held-for-sale” consisted of public securities, as of December 31, 2021.

The net change in unrealized gains (losses) from assets supporting experience-rated contractholder liabilities still held at period end, recorded within “Other income (loss),” was $(737) million, $(708) million and $726 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(1,427) million, $(169) million and $277 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(914) million, $591 million and $205 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

As of the dates indicated, the Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s equity included securities of the U.S. government and certain U.S. government agencies and securities guaranteed by the U.S. government, as well as the securities disclosed below:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Japanese government and government agency securities:
Fixed maturities, available-for-sale	$65,198	$64,959	$73,681	$83,382
Fixed maturities, held-to-maturity	706	831	812	1,026
Fixed maturities, trading	20	19	23	23
Assets supporting experience-rated contractholder liabilities	613	587	983	977
Total	$66,537	$66,396	$75,499	$85,408

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Investments in Brazil government and government agency securities:
Fixed maturities, available-for-sale	$2,264	$2,010	$1,982	$1,866
Short-term investments	60	61	1	1
Cash equivalents	210	210	133	133
Total	$2,534	$2,281	$2,116	$2,000

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2022		December 31, 2021
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Commercial mortgage and agricultural property loans by property type:
Office	$9,096	16.2%	$10,225	17.6%
Retail	6,103	10.8	6,779	11.7
Apartments/Multi-Family	15,381	27.3	16,742	28.8
Industrial	13,079	23.2	13,009	22.4
Hospitality	2,027	3.6	1,876	3.2
Other	3,791	6.7	3,936	6.8
Total commercial mortgage loans	49,477	87.8	52,567	90.5
Agricultural property loans	6,857	12.2	5,520	9.5
Total commercial mortgage and agricultural property loans	56,334	100.0%	58,087	100.0%
Allowance for credit losses	(201)		(115)
Total net commercial mortgage and agricultural property loans	56,133		57,972
Other loans:
Uncollateralized loans	463		561
Residential property loans	43		67
Other collateralized loans	108		70
Total other loans	614		698
Allowance for credit losses	(2)		(4)
Total net other loans	612		694
Total net commercial mortgage and other loans(1)(2)	$56,745		$58,666
 __________
(1)Excludes “Assets held-for-sale” of $6,565 million net of allowance for credit losses of $15 million as of December 31, 2021. See Note 1 for additional information.
(2)Includes loans which are carried at fair value under the fair value option and are collateralized primarily by apartment complexes. As of December 31, 2022 and 2021, the net carrying value of these loans was $137 million and $1,263 million, respectively.

As of December 31, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in California (30%), Texas (8%) and New York (6%) and included loans secured by properties in Europe (6%), Asia (1%), Mexico (1%) and Australia (1%).

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Residential Property Loans	Other Collateralized Loans	Uncollateralized Loans	Total
	(in millions)
Balance at December 31, 2019	$114	$3	$0	$0	$4	$121
Cumulative effect of adoption of ASU 2016-13	110	5	0	0	0	115
Addition to (release of) allowance for expected losses	1	1	0	0	1	3
Write-downs charged against allowance	(7)	0	0	0	0	(7)
Other	0	0	0	3	0	3
Balance at December 31, 2020	218	9	0	3	5	235
Addition to (release of) allowance for expected losses	(92)	(5)	0	0	(1)	(98)
Reclassified to “Asset held-for-sale”(1)	(15)	0	0	0	0	(15)
Other	0	0	0	(3)	0	(3)
Balance at December 31, 2021	111	4	0	0	4	119
Addition to (release of) allowance for expected losses	72	9	0	0	(1)	80
Other	5	0	0	0	(1)	4
Balance at December 31, 2022	$188	$13	$0	$0	$2	$203
__________
(1)    See Note 1 for additional information.

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the year ended December 31, 2022, the net addition to the allowance for credit losses on commercial mortgage and other loans was primarily due to declining market conditions. For the year ended December 31, 2021, the net release of the allowance for credit losses on commercial mortgage and other loans was primarily related to an improving credit environment.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
	(in millions)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$971	$1,747	$1,282	$2,831	$4,697	$15,111	$0	$26,639
60%-69.99%	1,997	3,502	1,553	2,804	1,732	3,780	0	15,368
70%-79.99%	865	1,127	519	1,025	645	1,445	0	5,626
80% or greater	2	26	7	119	24	1,666	0	1,844
Total	$3,835	$6,402	$3,361	$6,779	$7,098	$22,002	$0	$49,477
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$3,249	$6,135	$3,013	$5,749	$6,505	$18,318	$0	$42,969
1.0 - 1.2x	586	252	164	454	383	2,183	0	4,022
Less than 1.0x	0	15	184	576	210	1,501	0	2,486
Total	$3,835	$6,402	$3,361	$6,779	$7,098	$22,002	$0	$49,477
Agricultural property loan
Loan-to-Value Ratio:
0%-59.99%	$931	$1,994	$853	$461	$326	$1,348	$74	$5,987
60%-69.99%	675	85	8	47	8	0	0	823
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	13	34	0	47
Total	$1,606	$2,079	$861	$508	$347	$1,382	$74	$6,857
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$1,593	$2,035	$781	$507	$323	$1,272	$74	$6,585
1.0 - 1.2x	5	44	80	0	6	68	0	203
Less than 1.0x	8	0	0	1	18	42	0	69
Total	$1,606	$2,079	$861	$508	$347	$1,382	$74	$6,857

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

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
__________
(1)    Excludes “Assets held-for-sale” of $6,580 million. See Note 1 for additional information.

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Past Due	Total Loans	Non-Accrual Status(2)
	(in millions)
Commercial mortgage loans	$49,465	$0	$3	$9	$12	$49,477	$11
Agricultural property loans	6,844	0	11	2	13	6,857	17
Residential property loans	43	0	0	0	0	43	0
Other collateralized loans	108	0	0	0	0	108	0
Uncollateralized loans	463	0	0	0	0	463	0
Total	$56,923	$0	$14	$11	$25	$56,948	$28
__________
(1)As of December 31, 2022, there were no loans in this category accruing interest.
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

Loans on non-accrual status recognized interest income of $1 million and $5 million for the years ended December 31, 2022 and 2021, respectively. Loans on non-accrual status that did not have a related allowance for credit losses were $27 million and $20 million as of December 31, 2022 and 2021, respectively.

The Company did not have any significant losses on commercial mortgage and other loans purchased with credit deterioration, as of both December 31, 2022 and 2021.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2022	2021
	(in millions)
LPs/LLCs:
Equity method:
Private equity	$7,215	$6,509
Hedge funds	3,220	2,797
Real estate-related	2,793	2,370
Subtotal equity method	13,228	11,676
Fair value:
Private equity	1,476	1,852
Hedge funds	1,908	2,119
Real estate-related	305	319
Subtotal fair value	3,689	4,290
Total LPs/LLCs	16,917	15,966
Real estate held through direct ownership(1)	1,617	1,789
Derivative instruments	1,457	3,280
Other(2)	1,108	798
Total other invested assets(3)	$21,099	$21,833
__________
(1)As of December 31, 2022 and 2021, real estate held through direct ownership had mortgage debt of $208 million and $274 million, respectively.
(2)Primarily includes equity investments accounted for under the measurement alternative, strategic investments made by investment management operations, leveraged leases and member and activity stock held in the Federal Home Loan Bank of New York. For additional information regarding the Company’s holdings in the Federal Home Loan Bank of New York, see Note 17.
(3)Excludes “Assets held-for-sale” of $104 million as of December 31, 2021. See Note 1 for additional information.

In certain investment structures, the Company’s investment management business invests with other co-investors in an investment fund referred to as a feeder fund. In these structures, the invested capital of several feeder funds is pooled together and used to purchase ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. Specialized industry accounting for investment companies calls for the feeder fund to reflect its investment in the master fund as a single net asset equal to its proportionate share of the net assets of the master fund, regardless of its level of interest in the master fund. In cases where the Company consolidates the feeder fund, it retains the feeder fund’s net asset presentation and reports the consolidated feeder fund’s proportionate share of the net assets of the master fund in “Other invested assets,” with any unaffiliated investors’ non-controlling interest in the feeder fund reported in “Other liabilities” or “Noncontrolling interests.” The consolidated feeder funds’ investments in these master funds, reflected on this net asset basis, totaled $639 million and $654 million as of December 31, 2022 and 2021, respectively. There were $371 million and $467 million of unaffiliated interest in the consolidated feeder funds as of December 31, 2022 and 2021, respectively, and the master funds had gross assets of $58,087 million and $76,600 million, respectively, and gross liabilities of $56,225 million and $73,882 million, respectively, which are not included on the Company’s balance sheet.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2022	2021
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$707,192	$689,767
Total liabilities(2)	$83,634	$111,189
Partners’ capital	623,558	578,578
Total liabilities and partners’ capital	$707,192	$689,767
Total liabilities and partners’ capital included above	$13,683	$12,141
Equity in LP/LLC interests not included above	726	852
Carrying value(3)	$14,409	$12,993
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
(3)Excludes “Assets held-for-sale” of $81 million as of December 31, 2021. See Note 1 for additional information.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
STATEMENTS OF OPERATIONS
Total revenue(1)	$28,299	$128,429	$42,964
Total expenses(2)	(3,608)	(21,235)	(8,887)
Net earnings (losses)	$24,691	$107,194	$34,077
Equity in net earnings (losses) included above	$641	$2,085	$744
Equity in net earnings (losses) of LP/LLC interests not included above	16	161	28
Total equity in net earnings (losses)	$657	$2,246	$772
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2022	2021
	(in millions)
Fixed maturities	$2,517	$2,398
Equity securities	6	5
Commercial mortgage and other loans	190	175
Policy loans	253	253
Other invested assets	18	22
Short-term investments and cash equivalents	28	2
Total accrued investment income(1)	$3,012	$2,855
__________
(1)    Excludes “Assets held-for-sale” of $221 million as of December 31, 2021. See Note 1 for additional information.

Write-downs on accrued investment income were less than $1 million for both the years ended December 31, 2022 and 2021.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities, available-for-sale(1)	$11,773	$11,999	$12,339
Fixed maturities, held-to-maturity(1)	213	226	235
Fixed maturities, trading	233	193	126
Assets supporting experience-rated contractholder liabilities	167	601	700
Equity securities	160	162	162
Commercial mortgage and other loans	2,196	2,552	2,485
Policy loans	499	533	584
Other invested assets	1,240	2,617	1,318
Short-term investments and cash equivalents	406	63	197
Gross investment income	16,887	18,946	18,146
Less: investment expenses	(850)	(659)	(736)
Net investment income	$16,037	$18,287	$17,410
__________

(1)Includes income on credit-linked notes which are reported on the same financial statement line items as related surplus notes, as conditions are met for right to offset.

The carrying value of non-income producing assets included $198 million in available-for-sale fixed maturities, $16 million in trading fixed maturities and less than $1 million in other invested assets as of December 31, 2022. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Fixed maturities(1)	$(1,487)	$1,939	$729
Commercial mortgage and other loans	(133)	173	103
Investment real estate	83	108	(16)
LPs/LLCs	(120)	(14)	2
Derivatives	(1,713)	1,796	(4,715)
Other	1	22	10
Realized investment gains (losses), net	$(3,369)	$4,024	$(3,887)
 _________

(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2022	2021	2020
	(in millions)
Fixed maturity securities, available-for-sale with an allowance(1)	$(45)	$23	$(25)
Fixed maturity securities, available-for-sale without an allowance(1)	(27,545)	39,467	58,593
Derivatives designated as cash flow hedges(2)	2,616	1,019	(168)
Derivatives designated as fair value hedges(2)	(54)	(35)	10
Other investments(3)	2	(7)	7
Net unrealized gains (losses) on investments	$(25,026)	$40,467	$58,417
 __________

(1)Includes net unrealized gains of $425 million on “Assets held-for-sale” as of December 31, 2021.
(2)For additional information regarding cash flow and fair value hedges, see Note 5.
(3)As of December 31, 2022, there were no net unrealized losses on held-to-maturity securities that were previously transferred from available-for-sale. Includes net unrealized gains on certain joint ventures that are strategic in nature and are included in “Other assets.”

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of “Securities sold under agreements to repurchase,” as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022				December 31, 2021
	Remaining Contractual Maturities of the Agreements				Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,179	$200	$200	$6,579	$9,044	$0	$438	$9,482
Commercial mortgage-backed securities	0	0	0	0	486	0	0	486
Residential mortgage-backed securities	10	0	0	10	217	0	0	217
Total securities sold under agreements to repurchase	$6,189	$200	$200	$6,589	$9,747	$0	$438	$10,185

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2022			December 31, 2021
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in millions)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1	$0	$1	$1	$0	$1
Obligations of U.S. states and their political subdivisions	61	0	61	84	0	84
Foreign government bonds	285	14	299	205	0	205
U.S. public corporate securities	4,109	395	4,504	2,834	0	2,834
Foreign public corporate securities	806	69	875	643	0	643
Equity securities	360	0	360	484	0	484
Total cash collateral for loaned securities(1)	$5,622	$478	$6,100	$4,251	$0	$4,251
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

Securities Pledged

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. The following table sets forth the carrying value of investments pledged to third parties, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2022	2021
	(in millions)
Fixed maturities(1)	$21,339	$16,411
Fixed maturities, trading	30	0
Assets supporting experience-rated contractholder liabilities	0	34
Separate account assets	2,606	2,673
Equity securities	719	868
Other	355	319
Total securities pledged(2)	$25,049	$20,305
__________
(1)Includes fixed maturity securities classified as available-for-sale and held-to-maturity and excludes fixed maturity securities classified as trading.
(2)These assets are reported on the Company's Consolidated Statement of Financial Position.

The following table sets forth the carrying amount of the associated liabilities supported by the pledged collateral, as of the dates indicated:

	December 31,
	2022	2021
	(in millions)
Securities sold under agreements to repurchase	$6,589	$10,185
Cash collateral for loaned securities	6,100	4,251
Separate account liabilities	2,703	2,737
Long-term debt	29	0
Total liabilities supported by the pledged collateral	$15,421	$17,173

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and postings of collateral from OTC derivative counterparties. The fair value of this collateral was approximately $1,295 million as of December 31, 2022 (the largest components of which included $385 million of securities and $910 million of cash from OTC derivative counterparties) and $4,967 million as of December 31, 2021 (the largest components of which included $334 million of securities and $4,633 million of cash from OTC derivative counterparties). A portion of the aforementioned securities, for both periods, had either been sold or repledged.

Assets on Deposit, Held in Trust, and Restricted as to Sale

The following table provides assets on deposit, assets held in trust, and securities restricted as to sale, as of the dates indicated:

	December 31,
	2022	2021
	(in millions)
Assets on deposit with governmental authorities or trustees	$10	$33
Assets held in voluntary trusts(1)	476	484
Assets held in trust related to reinsurance and other agreements(2)	12,815	16,235
Securities restricted as to sale(3)	149	86
Total assets on deposit, assets held in trust and securities restricted as to sale(4)	$13,450	$16,838
 __________
(1)Represents assets held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits.
(2)Represents assets held in trust related to reinsurance agreements excluding reinsurance agreements between wholly-owned subsidiaries. Assets valued at $26.0 billion and $28.4 billion were held in trust related to reinsurance agreements between wholly-owned subsidiaries as of December 31, 2022 and 2021, respectively.
(3)Includes member and activity stock associated with memberships in the Federal Home Loan Banks of New York.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
(4)Includes $553 million “Assets held-for-sale” related to the sales of PALAC and Full Service Retirement Business as of December 31, 2021.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Consolidated VIEs for which the Company is the Investment Manager(1)		Other Consolidated VIEs(1)
	December 31,		December 31,
	2022	2021	2022	2021

	(in millions)
Fixed maturities, available-for-sale	$398	$200	$90	$262
Fixed maturities, held-to-maturity	0	9	689	790
Fixed maturities, trading	164	178	0	0
Equity securities	85	79	0	0
Commercial mortgage and other loans	784	915	0	0
Other invested assets	3,397	2,846	68	138
Cash and cash equivalents	375	128	0	0
Accrued investment income	2	1	3	3
Other assets	352	499	706	785
Total assets of consolidated VIEs	$5,557	$4,855	$1,556	$1,978
Other liabilities	$389	$505	$0	$2
Notes issued by consolidated VIEs(2)	374	274	0	0
Total liabilities of consolidated VIEs	$763	$779	$0	$2
 __________
(1)Total assets of consolidated VIEs reflect $3,403 million and $2,885 million as of December 31, 2022 and 2021, respectively, related to VIEs whose beneficial interests are wholly-owned by consolidated subsidiaries.
(2)Recourse is limited to the assets of the respective VIE and does not extend to the general credit of the Company. As of December 31, 2022, the maturities of these obligations were between 1 and 10 years.

Unconsolidated Variable Interest Entities

The Company has determined that it is not the primary beneficiary of certain VIEs for which it is the investment manager. These VIEs consist primarily of CLOs and investment funds for which the Company has determined that it is not the primary beneficiary as it does not have both (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (2) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated VIEs for which it is the investment manager is limited to its investment in the VIEs, which was $950 million and $997 million at December 31, 2022 and 2021, respectively. These investments are reflected in “Fixed maturities, available-for-sale,” “Fixed maturities, trading,” “Equity securities” and “Other invested assets.” There are no liabilities associated with these unconsolidated VIEs on the Company’s Consolidated Statements of Financial Position.

In the normal course of its activities, the Company will invest in LPs/LLCs which include hedge funds, private equity funds and real estate-related funds and may or may not be VIEs. The Company’s maximum exposure to loss on these investments, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has determined that it is not required to consolidate these entities because either (1) it does not control them or (2) it does not have the obligation to absorb losses of these entities that could be potentially significant to the entities or the right to receive benefits from the entities that could be potentially significant. The Company classifies these investments as “Other invested assets” and its maximum exposure to loss associated with these entities, excluding “Assets held-for-sale,” was $16,917 million and $15,966 million as of December 31, 2022 and 2021, respectively.

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

Synthetic Guarantees. The Company sells synthetic GICs, through investment-only sales channels, to investment vehicles primarily used by qualified defined contribution pension plans. The synthetic GICs are issued in respect of assets that are owned by the trustees of such plans, who invest the assets according to the contract terms agreed to with the Company. The contracts establish participant balances and credit interest thereon. The participant balances are supported by the underlying assets. In connection with certain participant-initiated withdrawals, the contract guarantees that after all underlying assets are liquidated, any remaining participant balances will be paid by the Company. These contracts are accounted for as derivatives and recorded at fair value.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account of the netting effects of master netting agreements and cash collateral. This netting impact results in total derivative assets of $1,455 million and $3,266 million as of December 31, 2022 and 2021, respectively, and total derivative liabilities of $3,055 million and $2,278 million as of December 31, 2022 and 2021, respectively, reflected in the Consolidated Statements of Financial Position.

	December 31, 2022			December 31, 2021
Primary Underlying Risk/ Instrument Type	Gross	Fair Value		Gross	Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,627	$66	$(245)	$3,591	$805	$(69)
Interest Rate Forwards	398	0	(85)	248	15	(2)
Foreign Currency
Foreign Currency Forwards	4,830	155	(262)	4,789	62	(107)
Currency/Interest Rate
Foreign Currency Swaps	25,636	3,469	(333)	21,272	1,151	(193)
Total Derivatives Designated as Hedge Accounting Instruments	$34,491	$3,690	$(925)	$29,900	$2,033	$(371)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$212,934	$9,097	$(21,154)	$196,124	$10,515	$(14,430)
Interest Rate Futures	18,080	13	(24)	17,429	76	(9)
Interest Rate Options	9,778	224	(280)	15,353	710	(265)
Interest Rate Forwards	2,354	21	(42)	4,709	41	(11)
Foreign Currency
Foreign Currency Forwards	31,317	1,556	(1,924)	28,235	1,046	(1,209)
Foreign Currency Options	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	8,410	813	(170)	12,683	751	(216)
Credit
Credit Default Swaps	6,351	27	(57)	3,489	128	(1)
Equity
Equity Futures	1,372	1	(2)	6,178	1	(10)
Equity Options	38,323	708	(1,590)	60,057	2,065	(2,640)
Total Return Swaps	11,806	106	(184)	13,850	49	(430)
Other
Other(1)	1,250	0	0	1,255	0	0
Synthetic GICs	84,338	1	(1)	81,984	1	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	$426,313	$12,567	$(25,428)	$441,346	$15,383	$(19,221)
Total Derivatives(2)(3)(4)	$460,804	$16,257	$(26,353)	$471,246	$17,416	$(19,592)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
 __________
(1)“Other” primarily includes derivative contracts used to improve the balance of the Company’s tail longevity and mortality risk. Under these contracts, the Company’s gains (losses) are capped at the notional amount.
(2)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $7,718 million and $10,245 million as of December 31, 2022, and 2021, respectively, primarily included in “Future policy benefits” and "Policyholder account balances".
(3)Recorded in “Other invested assets” and “Other liabilities” on the Consolidated Statements of Financial Position.
(4)Excludes “Assets held-for-sale” with fair value of $1,643 million and “Liabilities held-for-sale” with fair value of $1,503 million with outstanding gross notional amounts of $41,179 million as of December 31, 2021. See Note 1 for additional information.
As of December 31, 2022, the following amounts were recorded on the Consolidated Statements of Financial Position related to the carrying amount of the hedged assets (liabilities) and cumulative basis adjustments included in the carrying amount for fair value hedges:

	December 31, 2022		December 31, 2021
Balance Sheet Line Item in which Hedged Item is Recorded	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)(1)
	(in millions)
Fixed maturities, available-for-sale, at fair value	$297	$27	$641	$63
Commercial mortgage and other loans	$0	$0	$17	$1
Policyholders’ account balances	$(966)	$217	$(1,552)	$(170)
Future policy benefits	$(2,354)	$391	$(3,001)	$(279)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets:
Derivatives	$16,178	$(14,802)	$1,376	$(702)	$674
Securities purchased under agreement to resell	385	0	385	(385)	0
Total Assets	$16,563	$(14,802)	$1,761	$(1,087)	$674
Offsetting of Financial Liabilities:
Derivatives	$26,352	$(23,298)	$3,054	$(3,054)	$0
Securities sold under agreement to repurchase	6,589	0	6,589	(6,589)	0
Total Liabilities	$32,941	$(23,298)	$9,643	$(9,643)	$0

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in millions)
Offsetting of Financial Assets(2):
Derivatives	$17,272	$(14,150)	$3,122	$(802)	$2,320
Securities purchased under agreement to resell	704	0	704	(704)	0
Total Assets	$17,976	$(14,150)	$3,826	$(1,506)	$2,320
Offsetting of Financial Liabilities(2):
Derivatives	$19,587	$(17,314)	$2,273	$(797)	$1,476
Securities sold under agreement to repurchase	10,185	0	10,185	(9,699)	486
Total Liabilities	$29,772	$(17,314)	$12,458	$(10,496)	$1,962
 __________
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.
(2)Excludes “Assets held-for-sale” with fair value of $1,643 million and “Liabilities held-for-sale” with fair value of $1,503 million as of December 31, 2021. See Note 1 for additional information.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above, see “—Counterparty Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information regarding the Company’s accounting policy for securities repurchase and resale agreements, see Note 2.

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

	Year Ended December 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$39	$(5)	$0	$0	$(375)	$(438)	$0
Currency	(28)	(2)	0	0	0	(224)	0
Total gains (losses) on derivatives designated as hedge instruments	11	(7)	0	0	(375)	(662)	0
Gains (losses) on the hedged item:
Interest Rate	(39)	14	0	0	387	448	0
Currency	31	9	0	0	0	225	0
Total gains (losses) on hedged item	(8)	23	0	0	387	673	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency	0	0	0	0	0	(4)	(19)
Total amortization for gains (losses) excluded from assessment of the effectiveness	0	0	0	0	0	(4)	(19)
Total gains (losses) on fair value hedges net of hedged item	3	16	0	0	12	7	(19)
Cash flow hedges
Interest Rate	(4)	(3)	0	0	0	0	(217)
Currency	15	0	0	0	0	0	191
Currency/Interest Rate	121	299	477	0	0	0	1,623
Total gains (losses) on cash flow hedges	132	296	477	0	0	0	1,597
Net investment hedges
Currency	0	0	0	0	0	0	2
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	2
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(9,893)	0	0	0	0	0	0
Currency	(400)	0	(3)	0	0	0	0
Currency/Interest Rate	854	0	6	0	0	0	0
Credit	5	0	0	0	0	0	0
Equity	1,409	0	0	0	0	0	0
Other	2	0	0	0	0	0	0
Embedded Derivatives	6,192	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(1,831)	0	3	0	0	0	0
Total	$(1,696)	$312	$480	$0	$12	$7	$1,580

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$20	$(9)	$0	$0	$(98)	$(73)	$0
Currency	(8)	0	0	0	0	6	0
Total gains (losses) on derivatives designated as hedge instruments	12	(9)	0	0	(98)	(67)	0
Gains (losses) on the hedged item:
Interest Rate	(24)	16	0	0	133	96	0
Currency	7	2	0	0	0	(6)	0
Total gains (losses) on hedged item	(17)	18	0	0	133	90	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency .............................................	0	0	0	0	0	(6)	(46)
Total amortization for gains (losses) excluded from assessment of the effectiveness ......................................	0	0	0	0	0	(6)	(46)
Total gains (losses) on fair value hedges net of hedged item	(5)	9	0	0	35	17	(46)
Cash flow hedges
Interest Rate	(2)	2	0	0	0	0	(13)
Currency	(4)	0	0	0	0	0	48
Currency/Interest Rate	105	271	181	0	0	0	1,152
Total gains (losses) on cash flow hedges	99	273	181	0	0	0	1,187
Net investment hedges
Currency	0	0	0	0	0	0	(9)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	0	0	0	0	0	0	(9)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,875)	0	0	0	0	0	0
Currency	(364)	0	(3)	0	0	0	0
Currency/Interest Rate	802	0	5	0	0	0	0
Credit	61	0	0	0	0	0	0
Equity	(2,600)	0	0	0	0	0	0
Other	1	0	0	0	0	0	0
Embedded Derivatives	5,674	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	1,699	0	2	0	0	0	0
Total	$1,793	$282	$183	$0	$35	$17	$1,132

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income (Loss)	Interest Expense	Interest Credited to Policyholders’ Account Balances	Policyholders’ Benefits	Change in AOCI(1)
	(in millions)
Derivatives Designated as Hedge Accounting Instruments:
Fair value hedges
Gains (losses) on derivatives designated as hedge instruments:
Interest Rate	$(17)	$(8)	$0	$0	$236	$186	$0
Currency	0	0	0	0	0	46	0
Total gains (losses) on derivatives designated as hedge instruments	(17)	(8)	0	0	236	232	0
Gains (losses) on the hedged item:
Interest Rate	16	18	0	0	(196)	(155)	0
Currency	0	1	0	0	0	(46)	0
Total gains (losses) on hedged item	16	19	0	0	(196)	(201)	0
Amortization for gains (losses) excluded from assessment of the effectiveness
Currency .............................................	0	0	0	0	0	(1)	10
Total amortization for gains (losses) excluded from assessment of the effectiveness ......................................	0	0	0	0	0	(1)	10
Total gains (losses) on fair value hedges net of hedged item	(1)	11	0	0	40	30	10
Cash flow hedges
Interest Rate	40	1	0	(1)	0	0	7
Currency	5	0	0	0	0	0	(69)
Currency/Interest Rate	99	314	(303)	0	0	0	(938)
Total gains (losses) on cash flow hedges	144	315	(303)	(1)	0	0	(1,000)
Net investment hedges
Currency	(7)	0	126	0	0	0	(128)
Currency/Interest Rate	0	0	0	0	0	0	0
Total gains (losses) on net investment hedges	(7)	0	126	0	0	0	(128)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	5,800	0	0	0	0	0	0
Currency	100	0	(1)	0	0	0	0
Currency/Interest Rate	(188)	0	(4)	0	0	0	0
Credit	(56)	0	0	0	0	0	0
Equity	(5,623)	0	0	0	0	0	0
Other	2	0	0	0	0	0	0
Embedded Derivatives	(4,882)	0	0	0	0	0	0
Total gains (losses) on derivatives not qualifying as hedge accounting instruments	(4,847)	0	(5)	0	0	0	0
Total	$(4,711)	$326	$(182)	$(1)	$40	$30	$(1,118)

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
__________
(1)Excluding changes related to net investment hedges using non-derivative instruments of $134 million for year ended December 31, 2022, $25 million for year ended December 31, 2021, and $(21) million for year ended December 31, 2020.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in millions)
Balance, December 31, 2019	$832
Amount recorded in AOCI
Interest Rate	47
Currency	(64)
Currency/Interest Rate	(828)
Total amount recorded in AOCI	(845)
Amount reclassified from AOCI to income
Interest Rate	(40)
Currency	(5)
Currency/Interest Rate	(110)
Total amount reclassified from AOCI to income	(155)
Balance, December 31, 2020	$(168)
Amount recorded in AOCI
Interest Rate	(13)
Currency	44
Currency/Interest Rate	1,709
Total amount recorded in AOCI	1,740
Amount reclassified from AOCI to income
Interest Rate	0
Currency	4
Currency/Interest Rate	(557)
Total amount reclassified from AOCI to income	(553)
Balance, December 31, 2021	$1,019
Amount recorded in AOCI
Interest Rate	(224)
Currency	206
Currency/Interest Rate	2,520
Total amount recorded in AOCI	2,502
Amount reclassified from AOCI to income
Interest Rate	7
Currency	(15)
Currency/Interest Rate	(897)
Total amount reclassified from AOCI to income	(905)
Balance, December 31, 2022	$2,616

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Comprehensive Income; these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2022 values, it is estimated that a pre-tax gain of approximately $263 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2023.

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

For net investment hedges, in addition to derivatives, the Company uses foreign currency denominated debt to hedge the risk of change in the net investment in a foreign subsidiary due to changes in exchange rates. For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment within AOCI were $134 million for the year ended December 31, 2022, $16 million for the year ended December 31, 2021, and $(149) million for the year ended December 31, 2020.

Credit Derivatives

The following tables provide a summary of the notional and fair value of written credit protection, presented as assets (liabilities). The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is equal to the notional amounts. These credit derivatives have maturities of less than 25 years for index references.

	December 31, 2022
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	48	0	0	0	5,197	(46)	0	0	0	0	782	15	6,027	(31)
Total	$48	$0	$0	$0	$5,197	$(46)	$0	$0	$0	$0	$782	$15	$6,027	$(31)

	December 31, 2021
	NAIC Rating Designation of Underlying Credit Obligation(1)
	NAIC 1		NAIC 2		NAIC 3		NAIC 4		NAIC 5		NAIC 6		Total(3)
	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Single name reference(2)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Index reference(2)	49	0	0	0	2,397	41	0	0	0	0	928	87	3,374	128
Total	$49	$0	$0	$0	$2,397	$41	$0	$0	$0	$0	$928	$87	$3,374	$128
_________
(1)The NAIC rating designations are based on availability and the lowest ratings among Moody's Investors Service, Inc. ("Moody's"), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Inc. (“Fitch”). If no rating is available from a rating agency, a NAIC 6 rating is used.
(2)Single name credit default swaps may make reference to the credit of corporate debt, sovereign debt, and structured finance. Index references NAIC designations are based on the lowest rated single name reference included in the index.
(3)Excludes “Assets held-for-sale” with fair value of $54 million and “Liabilities held-for-sale” with fair value of $0 million, with an outstanding notional amount of $1,971 million as of December 31, 2021. See Note 1 for additional information.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2022 and 2021, the Company had $324 million and $115 million of outstanding notional amounts and reported at fair value as an asset of $1 million and as a liability of $1 million, respectively.

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

As of December 31, 2022, there were no net liability derivative positions with counterparties with credit risk-related contingent features. All derivatives have been appropriately collateralized by the Company or the counterparty in accordance with the terms of the derivative agreements.

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

Assets and Liabilities by Hierarchy Level—The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,069	$0	$	$26,069
Obligations of U.S. states and their political subdivisions	0	9,682	7		9,689
Foreign government bonds	0	73,218	8		73,226
U.S. corporate public securities	0	87,521	65		87,586
U.S. corporate private securities(3)	0	34,487	2,392		36,879
Foreign corporate public securities	0	20,621	66		20,687
Foreign corporate private securities	0	26,325	1,335		27,660
Asset-backed securities(4)	0	12,582	269		12,851
Commercial mortgage-backed securities	0	9,644	1,011		10,655
Residential mortgage-backed securities	0	2,408	9		2,417
Subtotal	$0	$302,557	$5,162		$307,719
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$189	$0		$189
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	668	0		668
Corporate securities	0	88	0		88
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	780	1,119	0		1,899
All other(5)	0	0	0		0
Subtotal	780	2,064	0		2,844
Fixed maturities, trading	0	5,647	304		5,951
Equity securities	4,338	2,185	627		7,150
Commercial mortgage and other loans	0	137	0		137
Other invested assets(6)	15	16,241	539	(14,802)	1,993
Short-term investments	341	3,428	18		3,787
Cash equivalents	544	6,930	0		7,474
Other assets	0	0	176		176
Separate account assets(7)(8)	8,310	162,414	1,081		171,805
Total assets	$14,328	$501,603	$7,907	$(14,802)	$509,036
Future policy benefits(9)	$0	$0	$4,746	$	$4,746
Policyholders’ account balances	0	0	3,492		3,492
Other liabilities	26	25,953	1	(23,298)	2,682
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$26	$25,953	$8,239	$(23,298)	$10,920

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2021(1)
	Level 1	Level 2	Level 3	Netting(2)	Total
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$32,158	$0	$	$32,158
Obligations of U.S. states and their political subdivisions	0	12,210	8		12,218
Foreign government bonds	0	94,659	10		94,669
U.S. corporate public securities	0	112,073	82		112,155
U.S. corporate private securities(3)	0	35,344	2,038		37,382
Foreign corporate public securities	0	27,184	125		27,309
Foreign corporate private securities	0	25,966	3,071		29,037
Asset-backed securities(4)	0	11,200	325		11,525
Commercial mortgage-backed securities	0	11,763	1,336		13,099
Residential mortgage-backed securities	0	2,533	325		2,858
Subtotal	0	365,090	7,320		372,410
Assets supporting experience-rated contractholder liabilities:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	0	193	0		193
Obligations of U.S. states and their political subdivisions	0	0	0		0
Foreign government bonds	0	761	0		761
Corporate securities	0	103	0		103
Asset-backed securities(4)	0	0	0		0
Commercial mortgage-backed securities	0	0	0		0
Residential mortgage-backed securities	0	0	0		0
Equity securities	862	1,409	0		2,271
All other(5)	2	18	0		20
Subtotal	864	2,484	0		3,348
Fixed maturities, trading	0	8,402	421		8,823
Equity securities	7,386	192	799		8,377
Commercial mortgage and other loans	0	1,263	0		1,263
Other invested assets(6)	409	17,004	493	(14,150)	3,756
Short-term investments	1,199	4,114	330		5,643
Cash equivalents	753	4,436	70		5,259
Other assets	0	0	164		164
Separate account assets(7)(8)	12,305	206,383	1,283		219,971
Total assets	$22,916	$609,368	$10,880	$(14,150)	$629,014
Future policy benefits(9)	$0	$0	$9,068	$	$9,068
Policyholders’ account balances	0	0	1,436		1,436
Other liabilities	33	19,141	0	(17,314)	1,860
Notes issued by consolidated VIEs	0	0	0		0
Total liabilities	$33	$19,141	$10,504	$(17,314)	$12,364
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale of $129,579 million and “Liabilities held-for-sale” of $6,214 million. Assets held-for-sale and liabilities held-for-sale are valued on a basis consistent with similar instruments described herein. See Note 1 for additional information.
(2)“Netting” amounts represent cash collateral of $(8,496) million and $(3,164) million as of December 31, 2022 and 2021, respectively.
(3)Excludes notes with fair value of $8,040 million (carrying amount of $8,040 million) and $5,995 million (carrying amount of $5,941 million) as of December 31, 2022 and 2021, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(5)All other represents cash equivalents and short-term investments.
(6)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) as a practical expedient. At December 31, 2022 and 2021, the fair values of such investments were $3,689 million and $4,290 million respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
(7)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and other invested assets. At December 31, 2022 and 2021, the fair value of such investments were $25,874 million and $26,174 million, respectively.
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
(9)As of December 31, 2022, the net embedded derivative liability position of $4,746 million includes $807 million of embedded derivatives in an asset position and $5,553 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $9,069 million includes $611 million of embedded derivatives in an asset position and $9,680 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2022 and 2021, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Future Policy Benefits—The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts offered by the Company’s Individual Retirement Strategies segment, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption was based on the SOFR swap curve, as of December 31, 2022, and the LIBOR swap curve as of December 31, 2021, and adjusted for an additional spread to reflect NPR.

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

Other Liabilities—Other liabilities include certain derivative instruments and the contingent consideration liability associated with the acquisition of Assurance IQ. The fair values of derivative instruments are primarily determined consistent with those described above under “Derivative Instruments.” For the contingent consideration liability, see Note 23 for additional information.

Notes issued by Consolidated VIEs—These notes are based on the fair values of corresponding bank loan collateral. Since the notes are valued based on reference collateral, they are classified as Level 3. See Note 4 and “Fair Value Option” below for additional information.

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities—The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$3,128	Discounted cash flow(5)	Discount rate	0.61%	20%	8.09%	Decrease
		Market comparables	EBITDA multiples(4)	2.2X	23.5X	8.3X	Increase
		Liquidation	Liquidation value	8.16%	8.25%	8.21%	Increase
Equity securities	$290	Discounted cash flow(5)	Discount rate	0.2%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$6	$1,708	$22	Increase
Separate account assets-commercial mortgage loans(6)	$74	Discounted cash flow	Spread	1.25%	2.10%	1.44%	Decrease
Liabilities:
Future policy benefits(7)	$4,746	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over SOFR(10)	0.50%	2.20%		Decrease
			Utilization rate(11)	38%	95%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders’ account balances(8)	$3,492	Discounted cash flow	Lapse rate(9)	1%	80%		Decrease
			Spread over SOFR(10)	0.17%	1.93%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	30%		Increase
			Option Budget(14)	(2)%	6%		Increase

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in millions)
Assets:
Corporate securities(2)(3)	$4,800	Discounted cash flow(5)	Discount rate	0.31%	20%	5.00%	Decrease
		Market comparables	EBITDA multiples(4)	4.1X	19.2X	8.9X	Increase
		Liquidation	Liquidation value	11.31%	62.58%	55.57%	Increase
Equity securities	$277	Discounted cash flow(5)	Discount rate	0.5%	20%		Decrease
		Market comparables	EBITDA multiples(4)	1X	7.5X	4.0X	Increase
		Net Asset Value	Share price	$1	$1,498	$594	Increase
Separate account assets-commercial mortgage loans(6)	$150	Discounted cash flow	Spread	1.05%	1.98%	1.18%	Decrease
Liabilities:
Future policy benefits(7)	$9,068	Discounted cash flow	Lapse rate(9)	1%	20%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Utilization rate(11)	39%	96%		Increase
			Withdrawal rate	See table footnote (12) below.
			Mortality rate(13)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders’ account balances(8)	$1,436	Discounted cash flow	Lapse rate(9)	1%	42%		Decrease
			Spread over LIBOR(10)	0.03%	1.14%		Decrease
			Mortality rate(13)	0%	23%		Decrease
			Equity volatility curve	6%	31%		Increase
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
(10)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2022 and 2021, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(12)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2022 and 2021, the minimum withdrawal rate assumption is 77% and 76% respectively. As of December 31, 2022 and 2021, the maximum withdrawal rate assumption may be greater than 100%.The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(13)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
(14)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
U.S. states	8	(1)	0	0	0	0	0	0	0	7	(1)
Foreign government	10	(1)	0	(1)	0	0	0	0	0	8	(1)
Corporate securities(4)	5,316	(532)	1,574	(219)	20	(874)	85	125	(1,637)	3,858	(544)
Structured securities(5)	1,986	(330)	705	(23)	0	(363)	(9)	7	(684)	1,289	(337)
Assets supporting experience-rated contractholder liabilities:
Foreign government	0	0	0	0	0	0	0	0	0	0	0
Corporate securities(4)	0	0	0	0	0	0	0	0	0	0	0
Structured securities(5)	0	0	0	0	0	0	0	0	0	0	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	421	(16)	45	(48)	0	(81)	(3)	1	(15)	304	(17)
Equity securities	799	(18)	52	(244)	0	(7)	(27)	73	(1)	627	(39)
Other invested assets	493	12	98	(52)	0	(11)	(1)	0	0	539	12
Short-term investments	330	(5)	28	0	0	(340)	6	0	(1)	18	(6)
Cash equivalents	70	(1)	7	0	0	(73)	(3)	0	0	0	(2)
Other assets	164	(10)	98	0	0	(12)	(64)	0	0	176	(68)
Separate account assets(6)	1,283	(215)	254	(192)	0	(67)	0	94	(76)	1,081	(211)
Liabilities:
Future policy benefits	(9,068)	5,583	0	0	(1,019)	0	(242)	0	0	(4,746)	5,420
Policyholders’ account balances(7)	(1,436)	(66)	0	0	(1,078)	0	(912)	0	0	(3,492)	67
Other liabilities	0	0	0	0	0	0	0	(1)	0	(1)	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

	Year Ended December 31, 2022
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(8)
	(in millions)
Fixed maturities, available-for-sale	$(89)	$0	$0	$(783)	$8	$(101)	$0	$0	$(782)
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0	0	0	0	0
Other assets:
Fixed maturities, trading	0	(16)	0	0	0	0	(17)	0	0
Equity securities	0	(18)	0	0	0	0	(39)	0	0
Other invested assets	(12)	24	0	0	0	(12)	24	0	0
Short-term investments	(5)	0	0	0	0	(6)	0	0	0
Cash equivalents	(1)	0	0	0	0	(2)	0	0	0
Other assets	(77)	0	0	67	0	(68)	0	0	0
Separate account assets(6)	0	0	(215)	0	0	0	0	(211)	0
Liabilities:
Future policy benefits	5,583	0	0	0	0	5,423	(3)	0	0
Policyholders’ account balances	(66)	0	0	0	0	67	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3(2)	Fair Value, end of period	Unrealized gains (losses) for assets still held(3)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government	$150	$0	$0	$(150)	$0	$0	$0	$0	$0	$0	$0
U.S. states	4	0	0	0	0	0	4	0	0	8	0
Foreign government	11	0	0	0	0	(1)	0	0	0	10	0
Corporate securities(4)	5,335	(204)	1,560	(47)	114	(1,278)	(8)	386	(542)	5,316	(258)
Structured securities(5)	543	90	1,546	(3)	0	(248)	10	1,779	(1,731)	1,986	62
Assets supporting experience-rated contractholder liabilities:
Foreign government	19	0	0	(14)	0	(5)	0	0	0	0	0
Corporate securities(4)	482	6	17	0	0	(113)	(157)	71	(306)	0	0
Structured securities(5)	114	(5)	221	(8)	0	(38)	0	2	(286)	0	0
Equity securities	0	0	0	0	0	0	0	0	0	0	0
All other activity	20	0	1	(1)	0	(20)	0	0	0	0	0
Other assets:
Fixed maturities, trading	243	36	50	(55)	0	(21)	161	52	(45)	421	34
Equity securities	660	117	171	(98)	0	(24)	(31)	76	(72)	799	145
Other invested assets	366	39	193	(55)	0	(50)	0	0	0	493	40
Short-term investments	177	1	783	0	0	(597)	(26)	5	(13)	330	(1)
Cash equivalents	1	(1)	82	0	0	0	(4)	0	(8)	70	(1)
Other assets	268	(74)	55	0	0	(9)	0	0	(76)	164	(44)
Separate account assets(6)	1,821	326	298	(81)	0	(30)	(615)	67	(503)	1,283	199
Liabilities:
Future policy benefits	(18,879)	6,959	0	0	(1,322)	0	12	0	4,162	(9,068)	4,654
Policyholders’ account balances(7)	(1,914)	(1,174)	0	0	(389)	0	0	1	2,040	(1,436)	(10)
Other liabilities	0	0	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0	0	0

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(8)
	(in millions)
Fixed maturities, available-for-sale	$45	$0	$0	$(163)	$4	$(43)	$0	$0	$(153)
Assets supporting experience-rated contractholder liabilities	0	(6)	0	0	7	0	0	0	0
Other assets:
Fixed maturities, trading	0	36	0	0	0	0	34	0	0
Equity securities	0	117	0	0	0	0	145	0	0
Other invested assets	7	32	0	0	0	6	34	0	0
Short-term investments	0	0	0	0	1	(1)	0	0	0
Cash equivalents	(1)	0	0	0	0	(1)	0	0	0
Other assets	(113)	0	0	39	0	(44)	0	0	0
Separate account assets(6)	0	0	326	0	0	0	0	199	0
Liabilities:
Future policy benefits	6,959	0	0	0	0	4,654	0	0	0
Policyholders’ account balances	(1,174)	0	0	0	0	(10)	0	0	0
Other liabilities	0	0	0	0	0	0	0	0	0
Notes issued by consolidated VIEs	0	0	0	0	0	0	0	0	0

	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)					Unrealized gains (losses) for assets still held(3)
	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Interest credited to policyholders’ account balances	Included in other comprehensive income (losses)(8)
	(in millions)
Fixed maturities, available-for-sale	$(111)	$0	$0	$368	$9	$(139)	$0	$0	$331
Assets supporting experience-rated contractholder liabilities	0	(22)	0	0	4	0	(22)	0	0
Other assets:
Fixed maturities, trading	0	(25)	0	0	1	0	(24)	0	0
Equity securities	0	14	0	0	0	0	11	0	0
Other invested assets	0	7	0	0	0	0	7	0	0
Short-term investments	1	0	0	0	0	(1)	0	0	0
Cash equivalents	0	0	0	0	0	0	0	0	0
Other assets	87	0	0	0	0	88	0	0	0
Separate account assets(6)	0	0	143	0	0	0	0	157	0
Liabilities:
Future policy benefits	(4,837)	0	0	0	0	(5,263)	0	0	0
Policyholders’ account balances	(228)	0	0	0	0	(155)	0	0	0
Other liabilities	0	105	0	0	0	0	105	0	0
Notes issued by consolidated VIEs	0	25	0	0	0	0	25	0	0
__________
(1)“Other,” includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities, such as the increase in Policyholders’ account balances for the period ended December 31, 2022, which is driven by embedded derivatives associated with the Company’s reinsurance of index-linked annuity products held by the sold PALAC entity. See Note 1 for additional information.
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

	As of December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative Assets:
Interest Rate	$13	$9,408	$1	$	$9,422
Currency	0	1,711	0		1,711
Credit	0	27	0		27
Currency/Interest Rate	0	4,282	0		4,282
Equity	1	814	0		815
Other	0	0	0		0
Netting(1)				(14,802)	(14,802)
Total derivative assets	$14	$16,242	$1	$(14,802)	$1,455
Derivative Liabilities:
Interest Rate	$24	$21,806	$1	$	$21,831
Currency	0	2,186	0		2,186
Credit	0	57	0		57
Currency/Interest Rate	0	503	0		503
Equity	2	1,774	0		1,776
Other	0	0	0		0
Netting(1)				(23,298)	(23,298)
Total derivative liabilities	$26	$26,326	$1	$(23,298)	$3,055

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total

	(in millions)
Derivative Assets(2):
Interest Rate	$76	$12,086	$1	$	$12,163
Currency	0	1,108	0		1,108
Credit	0	128	0		128
Currency/Interest Rate	0	1,902	0		1,902
Equity	242	1,872	1		2,115
Other	0	0	0		0
Netting(1)				(14,150)	(14,150)
Total derivative assets	$318	$17,096	$2	$(14,150)	$3,266
Derivative Liabilities(2):
Interest Rate	$9	$14,777	$0	$	$14,786
Currency	0	1,316	0		1,316
Credit	0	1	0		1
Currency/Interest Rate	0	409	0		409
Equity	11	3,069	0		3,080
Other	0	0	0		0
Netting(1)				(17,314)	(17,314)
Total derivative liabilities	$20	$19,572	$0	$(17,314)	$2,278
 __________
(1)“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreement.
(2)Excludes “Assets held-for-sale” with fair value of $1,643 million and “Liabilities held-for-sale” with fair value of $1,503 million as of December 31, 2021. See Note 1 for additional information.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Year Ended December 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (1)
	(in millions)
Net Derivative - Equity	$1	$1	$0	$(2)	$0	$0	$0	$0	$0	$0	$1
Net Derivative - Interest Rate	1	0	0	0	0	0	0	(1)	0	0	0

	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (1)
	(in millions)
Net Derivative - Equity	$0	$1	$1	$0	$0	$(1)	$0	$0	$0	$1	$1
Net Derivative - Interest Rate	0	1	0	0	0	0	0	0	0	1	1

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses) (1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3 (2)	Transfers out of Level 3 (2)	Fair Value, end of period	Unrealized gains (losses) for assets still held (1)
	(in millions)
Net Derivative - Equity	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Net Derivative - Interest Rate	1	(1)	0	0	0	0	0	0	0	0	0
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

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Gains (Losses):
Mortgage servicing rights(1)	$(1)	$6	$(25)
Investment real estate	$(12)	$(15)	$(24)
Investment in JV/LP	$(129)	$0	$0
Goodwill Impairment(2)	$(903)	$(1,060)	$0

	Year Ended December 31,
	2022	2021
	(in millions)
Carrying value after measurement as of period end
Mortgage servicing rights(1)	$77	$75
Investment real estate(3)	$112	$326
Investment in JV/LP(3)	$64	$0
Goodwill(2)	$177	$1,080
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
(2)The Company recognized a goodwill impairment charge for Assurance IQ in both 2022 and 2021. The fair value was determined using weighting of an income approach based on discounted cash flow valuation techniques and a market approach based on forward sales multiple of comparable publicly traded companies. The valuation in each year included unobservable inputs such as forecasted cash flows, discount rate applied, expected synergies and business growth rate assumptions under the income approach and forward market multiples of comparable peer companies and an implied control premium under the market approach. The inputs and assumptions applied are consistent with how a market participant would value Assurance IQ and the related goodwill. See Note 10 for additional information.
(3)Reported carrying values for 2022 include values as of the measurement periods of June 30, 2022 and September 30, 2022 for “Investment real estate” and June 30, 2022 for “Investment in JV/LP”.

Fair Value Option

The fair value option allows the Company to elect fair value as an alternative measurement for selected financial assets and financial liabilities not otherwise reported at fair value. Such elections have been made by the Company to help mitigate

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

The following tables present information regarding assets and liabilities where the fair value option has been elected:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Liabilities:
Notes issued by consolidated VIEs:
Changes in fair value	$0	$0	$(25)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Commercial mortgage and other loans:
Interest income	$23	$15	$17
Notes issued by consolidated VIEs:
Interest expense	$0	$0	$32

	Year Ended December 31,
	2022	2021
	(in millions)
Commercial mortgage and other loans(1):
Fair value as of period end	$137	$1,263
Aggregate contractual principal as of period end	$136	$1,253
Other assets:
Fair value as of period end	$11	$59
__________
(1)As of December 31, 2022, for loans for which the fair value option has been elected, there were no loans in non-accrual status and none of the loans were more than 90 days past due and still accruing.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,455	$0	$1,455	$1,296
Assets supporting experience-rated contractholder liabilities	0	0	0	0	0
Commercial mortgage and other loans	0	46	52,296	52,342	56,608
Policy loans	5	0	10,041	10,046	10,046
Other invested assets	0	102	0	102	102
Short-term investments	715	89	0	804	804
Cash and cash equivalents	9,388	389	0	9,777	9,777
Accrued investment income	0	3,012	0	3,012	3,012
Other assets	48	2,929	754	3,731	3,731
Total assets	$10,156	$8,022	$63,091	$81,269	$85,376
Liabilities:
Policyholders’ account balances—investment contracts	$0	$31,665	$34,937	$66,602	$70,722
Securities sold under agreements to repurchase	0	6,589	0	6,589	6,589
Cash collateral for loaned securities	0	6,100	0	6,100	6,100
Short-term debt	0	613	164	777	775
Long-term debt(4)	550	17,324	790	18,664	19,908
Notes issued by consolidated VIEs	0	0	374	374	374
Other liabilities	0	7,970	11	7,981	7,981
Separate account liabilities—investment contracts	0	27,735	25,270	53,005	53,005
Total liabilities	$550	$97,996	$61,546	$160,092	$165,454

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2021(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in millions)
Assets:
Fixed maturities, held-to-maturity(3)	$0	$1,794	$9	$1,803	$1,514
Assets supporting experience-rated contractholder liabilities	3	7	0	10	10
Commercial mortgage and other loans	0	64	59,937	60,001	57,403
Policy loans	0	0	10,386	10,386	10,386
Other invested assets	0	81	0	81	81
Short-term investments	972	20	0	992	992
Cash and cash equivalents	7,108	521	0	7,629	7,629
Accrued investment income	0	2,855	0	2,855	2,855
Other assets	47	2,677	39	2,763	2,762
Total assets	$8,130	$8,019	$70,371	$86,520	$83,632
Liabilities:
Policyholders’ account balances—investment contracts	$0	$33,550	$38,831	$72,381	$71,290
Securities sold under agreements to repurchase	0	10,185	0	10,185	10,185
Cash collateral for loaned securities	0	4,251	0	4,251	4,251
Short-term debt	0	518	204	722	722
Long-term debt(4)	613	20,414	899	21,926	18,622
Notes issued by consolidated VIEs	0	0	274	274	274
Other liabilities	0	7,053	53	7,106	7,106
Separate account liabilities—investment contracts	0	28,567	24,847	53,414	53,414
Total liabilities	$613	$104,538	$65,108	$170,259	$165,864
__________
(1)Excludes amounts for financial instruments reclassified to “Assets held-for-sale” of $6,936 million and “Liabilities held-for-sale” of $101,992 million. See Note 1 for additional information.
(2)Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(3)Excludes notes with fair value of $4,250 million (carrying amount of $4,250 million) and $5,394 million (carrying amount of $4,750 million) as of December 31, 2022 and 2021, respectively, which have been offset with the associated payables under a netting agreement.
(4)Includes notes with fair value of $12,290 million (carrying amount of $12,290 million) and $11,389 million (carrying amount of $10,691 million) as of December 31, 2022 and 2021, respectively, which have been offset with the associated receivables under a netting agreement.

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

7.DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2022	2021	2020
	(in millions)
Balance, beginning of period	$18,192	$19,027	$19,912
Capitalization of commissions, sales and issue expenses	2,197	2,548	2,763
Amortization—Impact of assumption and experience unlocking and true-ups	(296)	35	(36)
Amortization—All other	(2,133)	(2,132)	(2,185)
Change due to unrealized investment gains and losses	1,398	717	(379)
Foreign currency translation	(449)	(457)	142
Reclassified to “Assets held-for-sale”(1)	0	(1,197)	0
Other(2)	628	(349)	(1,190)
Balance, end of period	$19,537	$18,192	$19,027
__________
(1)See Note 1 for additional information.
(2)2022 primarily represents activity associated with reinsurance agreements in connection with the sale of PALAC, 2021 represents the sale of The Prudential Life Insurance Company of Taiwan Inc., and 2020 represents the sale of The Prudential Life Insurance Company of Korea, Ltd. See Note 1 for additional information regarding these dispositions.

8.VALUE OF BUSINESS ACQUIRED

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2022	2021	2020
	(in millions)
Balance, beginning of period	$771	$1,103	$1,110
Amortization—Impact of assumption and experience unlocking and true-ups	(2)	5	(317)
Amortization—All other	(86)	(124)	(212)
Change due to unrealized investment gains and losses	19	67	418
Interest	15	25	56
Foreign currency translation	(95)	(90)	48
Reclassified to “Assets held-for-sale”(1)	0	(215)	0
Other	(27)	0	0
Balance, end of period	$595	$771	$1,103
__________
(1)See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table provides VOBA balances for the year ended December 31, 2022:

VOBA Balance
(in millions)
Gibraltar Life	$571
Gibraltar BSN Life Berhad	1
Aoba Life	23
Total	$595

The following table provides estimated future amortization, net of interest, for the periods indicated:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Estimated future VOBA amortization	$56	$51	$47	$44	$40	$357	$595

9.INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and are made for other than the sole purpose of generating investment income. These investments are primarily accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are primarily included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 3.

The following table sets forth information related to the Company’s investments in operating joint ventures as of and for the years ended December 31:

	2022	2021(1)	2020
	(in millions)
Investment in operating joint ventures	$1,181	$1,317	$1,394
Dividends received from operating joint ventures	$81	$116	$60
After-tax equity in earnings of operating joint ventures	$(56)	$87	$96
__________
(1)In March of 2021, the Company sold its 35% ownership stake in Pramerica SGR, an asset management joint venture within PGIM. See Note 1 for additional information regarding this disposition.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized less than $1 million, $11 million and $30 million, respectively, of asset management fee income for services the Company provided to these operating joint ventures.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
10.GOODWILL AND OTHER INTANGIBLES

The changes in the carrying value of goodwill by reportable segment are as follows:

	PGIM	Assurance IQ	International Businesses	Corporate and Other	Other(1)	Total
	(in millions)
Goodwill balance, December 31, 2019:	$254	$2,128	$165	$456	$10	$3,013
Foreign currency translation and other(2)	4	12	(21)	27	0	22
Goodwill balance, December 31, 2020:	258	2,140	144	483	10	3,035
Acquisitions(3)	304	0	0	0	0	304
Impairments	0	(1,060)	0	0	0	(1,060)
Foreign currency translation	(4)	0	(14)	(2)	0	(20)
Reclassified to “Assets held-for-sale”(4)	0	0	0	(455)	0	(455)
Goodwill balance, December 31, 2021:	558	1,080	130	26	10	1,804
Impairments	0	(903)	0	0	0	(903)
Foreign currency translation	(9)	0	(15)	(1)	0	(25)
Goodwill balance, December 31, 2022:	$549	$177	$115	$25	$10	$876
__________
(1)Other includes goodwill balances assigned to Individual Retirement Strategies, Individual Life, and Group Insurance.
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
(4)The Full Service Retirement business was classified as a divested business and transferred to Corporate and Other, and its assets, including goodwill, were reclassified to “Assets held-for-sale” as of December 31, 2021. The sale was completed in the second quarter of 2022. See Note 1 for additional information regarding this disposition.

The Company tests goodwill for impairment annually, as of December 31, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as discussed in further detail in Note 2.

The Company performed the annual goodwill impairment test using the quantitative approach for all reporting units at December 31, 2022. While the estimated fair value of PGIM and Gibraltar and Other, within the International Businesses segment, significantly exceeded their carrying value as of December 31, 2022, the test resulted in a $903 million pre-tax ($713 million after-tax) non-cash impairment charge, related to the goodwill assigned to Assurance IQ. In 2021, the Company recorded a $1,060 million pre-tax goodwill impairment ($837 million after-tax), also related to Assurance IQ, while the Company had no goodwill impairment in 2020.

The annual quantitative goodwill impairment test for Assurance IQ estimated the fair value of the business by weighting the results from an income approach, based on discounted cash flow valuation techniques and a market valuation approach based on a forward sales multiple. The discounted cash flow valuation incorporated projected future cash flows based on the Company’s internal forecasts including expected synergies, and a range of terminal values based on an expected long-term growth rate and market-based multiples. The market approach derived the value of Assurance IQ based on comparable publicly traded companies by utilizing forward market multiples based on independent analysts’ consensus estimates for each company’s forecasted sales. The decline in the estimated fair value of Assurance IQ below its carrying value as of December 31, 2022 was driven mainly by revisions of the forecasted results as part of the annual strategic review of the business performed in the fourth quarter of 2022 in combination with other factors as discussed below.

The revisions of the long-term forecasts, as part of the annual strategic review of Assurance IQ in the fourth quarter of 2022 reflected lower growth rates across all product lines driven by challenges in scaling and extended expected timing of reaching sustained profitability. The long-term projections also incorporated changes in the expected terminal values and synergies to be realized and were reflective of the current and expected industry and market conditions and trends. These revisions, combined with higher discount rates, led to declines in the present value of the projected cash flows and the estimated fair value of Assurance under the income approach, consistent with how a market participant would assess the outlook of the

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
business. The fair value of Assurance IQ as of December 31, 2022 was also negatively impacted by the market approach where decreased peer valuations resulted in lower forward sales multiples applied to revenue levels reflecting lower growth rates. The combination of all these factors caused the estimated fair value of Assurance IQ to decline below its carrying value as of December 31, 2022 and resulted in a non-cash goodwill impairment charge of $903 million pre-tax, or $713 million after-tax.

Estimating the fair value of reporting units is a subjective process that involves the use of significant estimates by management. For all reporting units tested, unanticipated changes in business performance or regulatory environment, market declines or other events impacting the fair value of these businesses, including changes in market multiples, discount rates, and growth rates assumptions or increases in the level of equity required to support these businesses, could cause additional goodwill impairment charges in future periods.

Other Intangibles

Other intangible balances at December 31, are as follows:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Subject to amortization:
Mortgage servicing rights	$882	$(569)	$313	$864	$(543)	$321
Customer relationships	202	(146)	56	308	(194)	114
Software and other	199	(111)	88	200	(84)	116
Not subject to amortization	61	N/A	61	68	N/A	68
Total(1)			$518			$619
__________
(1)Includes “Assets held-for-sale” of $39 million as of December 31, 2021. The sale was completed in the second quarter of 2022. See Note 1 for additional information regarding this disposition.

The fair values of net mortgage servicing rights were $316 million and $324 million at December 31, 2022 and 2021, respectively. Amortization expense for other intangibles was $104 million, $110 million and $102 million for the years ending December 31, 2022, 2021 and 2020, respectively. The amortization expense amounts for 2022, 2021 and 2020 do not include impairments recorded for mortgage servicing rights or other intangibles. See the nonrecurring fair value measurements section of Note 6 for additional information regarding these impairments.

The following table provides estimated future amortization for the periods indicated:

	2023	2024	2025	2026	2027
	(in millions)
Estimated future amortization expense of other intangibles	$86	$80	$69	$45	$41

11.LEASES

The Company occupies leased office space and other facilities in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. The leases, depending on their specific terms, are classified as either operating or finance with the vast majority of leases falling under the operating classification. The leases in the Company’s portfolio have remaining lease terms from less than one year to 26 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 3 years. An analysis of all economic and non-economic factors associated with leases containing certain options, including factors such as the existence of cancellation penalties, leasehold improvements made to the underlying assets and location of the underlying assets, is conducted to determine whether those leases are reasonably certain to renew, and hence, should be included in the lease term that is used to establish the right-of-use assets and lease liabilities for those arrangements.

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

	December 31,
	2022	2021
	($ in millions)
Operating Leases:

Right-of-use assets	$340	$395
Lease liabilities	$370	$432

Weighted average remaining lease term	5 years	6 years
Weighted average discount rate	2.42%	2.25%

Maturities of operating lease liabilities are as follows:

December 31, 2022
(in millions)
2023	$116
2024	105
2025	67
2026	34
2027	23
Thereafter	57
Total lease payments	402
Less imputed interest	(32)
Total	$370

As of December 31, 2022, the Company has an additional $190 million of payments on operating leases that have not yet commenced, primarily for properties to be used by various domestic operations. These operating leases will commence between 2023 and 2025 with lease terms from 2 years to 15 years.

Lease expense is included in “General and administrative expenses,” which consisted of operating lease and short-term costs. Operating lease costs were $133 million, $153 million, and $156 million for the years ended December 31, 2022, 2021, and 2020, respectively. Short-term lease costs were $80 million, $96 million, and $104 million for the years ended December 31, 2022, 2021, and 2020, respectively. Short-term lease costs relate to those leases with terms of twelve months or less that do not include an option to purchase the underlying asset that is reasonably certain of exercise.

Lessor

The Company directly owns certain real estate properties that are primarily reported within the investment portfolio. Such real estate is leased to third-parties, with the Company serving as the lessor. The terms of the leases vary depending on property type (e.g., commercial or residential). In most cases, the lessee has an option to renew the lease contract based on market rates but does not have an option to purchase the property. The terms of the leases may also include provisions for the use of common areas. Such non-lease components are not separately accounted for by the Company, as a result of applying a practical expedient. Lease income included in “Net investment income” were $85 million, $100 million, and $141 million for the years ended December 31, 2022, 2021, and 2020, respectively. Lease income included in “Other income” were $12 million, $15 million, and $20 million for the years ended December 31, 2022, 2021, and 2020, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
12.POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 for the years indicated are as follows:

	2022	2021
	(in millions)
Life insurance	$179,677	$188,777
Individual and group annuities and supplementary contracts	83,154	77,779
Other contract liabilities	18,369	25,695
Included in “Liabilities held-for-sale”(1)	0	(4,662)
Subtotal future policy benefits excluding unpaid claims and claim settlement expenses	281,200	287,589
Unpaid claims and claim settlement expenses	3,252	3,195
Total future policy benefits	$284,452	$290,784
__________
(1)The sale was completed in the second quarter of 2022. See Note 1 for additional information regarding this disposition.

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 2% and 2% of direct individual life insurance in force as of December 31, 2022 and 2021, respectively, and 10%, 10%, and 10% of direct individual life insurance premiums for 2022, 2021, and 2020, respectively.

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

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience, except for example, certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves. The interest rates used in the determination of the present values range from 0.8% to 6.5%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Policyholders’ Account Balances

Policyholders’ account balances at December 31 for the years indicated are as follows:

	2022	2021
	(in millions)
Individual annuities	$53,733	$52,230
Group annuities	2,002	30,400
Guaranteed investment contracts and guaranteed interest accounts	12,927	13,717
Funding agreements	7,705	6,023
Interest-sensitive life contracts	41,235	41,283
Dividend accumulation and other deposit type funds	18,000	18,894
Included in “Liabilities held-for-sale”(1)	0	(39,914)
Total policyholders’ account balances	$135,602	$122,633
__________
(1)The sale was completed in the second quarter of 2022. See Note 1 for additional information regarding this disposition.

Policyholders’ account balances primarily represent an accumulation of account deposits plus credited interest less withdrawals, expense charges and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities and certain unearned revenues. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. See Note 6 for additional information regarding the fair value of these embedded derivative instruments. Included in “Funding agreements” at December 31, 2022 and 2021 are $5,064 million and $4,959 million, respectively, related to the Company’s Funding Agreement Notes Issuance Program (“FANIP”). Under this program, which has a maximum authorized amount of $15 billion of medium-term notes and $3 billion of commercial paper, Delaware statutory trusts issue short-term commercial paper and/or medium-term notes to investors that are secured by funding agreements issued to the trusts by PICA. The outstanding commercial paper and notes have fixed or floating interest rates that range from 0.0% to 3.5% and original maturities ranging from three months to five years. Included in the amounts at December 31, 2022 and 2021 are funding agreements which secure the medium-term note liability, which are carried at amortized cost, of $2,968 million and $3,117 million, respectively, and short-term note liability of $2,130 million and $1,847 million, respectively.

Also included in “Funding agreements” are collateralized funding agreements issued to the Federal Home Loan Bank of New York (“FHLBNY”) at December 31, 2022 and 2021 totaling $2,628 million and $1,050 million, respectively. These obligations, which are carried at amortized cost, have fixed interest rates that range from 1.925% to 4.510% and original maturities ranging from nine months to seven years. For additional details on the FHLBNY program, see Note 17.

Interest crediting rates range from 0% to 6.3% for interest-sensitive life contracts and from 0% to 34.8% for contracts other than interest-sensitive life. Less than 1% of policyholders’ account balances have interest crediting rates in excess of 8%.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2022 and 2021, the Company had the following guarantees associated with these contracts, by product and guarantee type:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2022		December 31, 2021
	In the Event of Death	At Annuitization / Accumulation(1)	In the Event of Death	At Annuitization / Accumulation(1)
	($ in millions)
Annuity Contracts
Return of net deposits
Account value	$79,780	$13	$132,811	$16
Net amount at risk	$1,010	$0	$200	$0
Average attained age of contractholders	70 years	76 years	69 years	76 years
Minimum return or contract value
Account value	$19,163	$88,476	$30,527	$147,924
Net amount at risk	$4,733	$9,338	$2,055	$3,509
Average attained age of contractholders	71 years	70 years	71 years	69 years
Average period remaining until earliest expected annuitization	N/A	0.05 years	N/A	0.20 years
__________
(1)Includes income and withdrawal benefits.

	December 31,
	2022	2021
	In the Event of Death
	($ in millions)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$7,951	$9,844
General account value	$19,714	$19,789
Net amount at risk	$230,944	$223,587
Average attained age of contractholders	57 years	57 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31,
	2022	2021
	(in millions)
Equity funds	$47,415	$95,594
Bond funds	43,070	59,241
Money market funds	3,103	4,812
Total	$93,588	$159,647

In addition to the amounts invested in separate account investment options above, $5,354 million at December 31, 2022, and $7,159 million at December 31, 2021, of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options. For the years ended December 31, 2022, 2021 and 2020, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

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

	GMDB		GMIB	GMAB/GMWB/GMIWB
	Variable Life, Variable Universal Life and Universal Life	Annuity	Annuity	Annuity
	(in millions)
Balance at December 31, 2019	$7,602	$753	$355	$12,831
Incurred guarantee benefits(1)	1,389	162	12	6,103
Paid guarantee benefits	(126)	(89)	(4)	0
Change in unrealized investment gains and losses	721	38	(8)	0
Other(2)(3)	(77)	(1)	13	(53)
Balance at December 31, 2020	9,509	863	368	18,881
Incurred guarantee benefits(1)	1,076	10	(24)	(5,638)
Paid guarantee benefits	(189)	(70)	0	0
Change in unrealized investment gains and losses	(326)	(55)	(17)	0
Reclassified to “Liabilities held-for-sale”(4)	0	(216)	(5)	(4,163)
Other(2)(5)	(9)	0	(89)	(12)
Balance at December 31, 2021	10,061	532	233	9,068
Incurred guarantee benefits(1)	2,274	155	(14)	(5,331)
Paid guarantee benefits	(201)	(95)	(1)	0
Change in unrealized investment gains and losses	(2,529)	(10)	(13)	0
Other(2)(4)	(9)	9	(27)	1,009
Balance at December 31, 2022	$9,596	$591	$178	$4,746
__________
(1)Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.
(2)Other includes foreign currency translation.
(3)Includes the impact from the sale of POK.
(4)Primarily represents activity associated with reinsurance agreements in connection with the sale of PALAC in 2022. See Note 1 for additional information regarding this disposition.
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

Sales Inducements
(in millions)
Balance at December 31, 2019	$935
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	104
Amortization—All other	(166)
Change in unrealized investment gains and losses	(54)
Balance at December 31, 2020	820
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	40
Amortization—All other	(166)
Change in unrealized investment gains and losses	76
Reclassified to “Assets held-for-sale”(1)	(295)
Other(2)	(2)
Balance at December 31, 2021	474
Capitalization	1
Amortization—Impact of assumption and experience unlocking and true-ups	(87)
Amortization—All other	(92)
Change in unrealized investment gains and losses	21
Other(1)	49
Balance at December 31, 2022	$366
__________
(1)Primarily represents activity associated with reinsurance agreements in connection with the sale of PALAC in 2022. See Note 1 for additional information regarding this disposition.
(2)Represents the impact from the sale of POT.

14.REINSURANCE

The Company participates in reinsurance with third parties primarily to provide additional capacity for future growth, limit the maximum net loss potential arising from large risks and acquire or dispose of businesses.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Effective April 2022, in connection with the sale of the Full Service Retirement business, the Company entered into separate agreements with external counterparties, Great-West and Great-West Life & Annuity Insurance Company of New York, to reinsure a portion of its Full Service Retirement business. The Company ceded 100% of separate account liabilities under modified coinsurance and 100% of general account liabilities under coinsurance of its Full Service Retirement business. The Company’s Full Service Retirement business consists of market value and stable value separate accounts as well as general account products, including stable value accumulation funds and a stable value wrap product known as a synthetic guaranteed investment contract. The majority of these products are considered investment contracts as they do not contain significant insurance risk; therefore, the reinsurance of such products are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from the Company to Great-West and any such novated contracts shall cease to be reinsured under this agreement.

Effective April 2022, in connection with the sale of the PALAC legal entity, the Company entered into a reinsurance agreement with Fortitude Life Insurance and Annuity Company (“FLIAC”) under which the Company assumed all its indexed variable annuities. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts. As a result of the agreement, reinsurance recoverables includes the assumed modified coinsurance agreement, which reflects the value of the invested assets retained by FLIAC and the associated asset returns. The Company also assumed all of FLIAC’s fixed indexed annuities with a guaranteed lifetime withdrawal income feature, which are accounted for under deposit accounting. The reinsurance agreement offers the policyholders the opportunity to novate their contracts from FLIAC to the Company and any such novated contracts shall cease to be reinsured under this agreement.

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

For the domestic business, life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess, excess of loss, and coinsurance. On policies sold since 2000, the Company has reinsured a significant portion of the individual life mortality risk. Placement of reinsurance is accomplished primarily on an automatic basis with some specific risks reinsured on a facultative basis. The Company is authorized and has historically

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
retained up to $30 million per life, but reduced its operating retention limit to $20 million per life in 2013 and then down to $10 million per life for new business starting in 2020. Retention in excess of the operating limit is on an exception basis.

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

Reinsurance amounts included in the Consolidated Statements of Operations for premiums, policy charges and fee income, and policyholders’ benefits for the years ended December 31, are as follows:

	2022	2021	2020
	(in millions)
Direct premiums	$36,193	$31,623	$29,091
Reinsurance assumed	4,129	5,581	4,336
Reinsurance ceded	(2,303)	(2,377)	(2,287)
Premiums	$38,019	$34,827	$31,140

Direct policy charges and fee income	$4,875	$5,261	$5,341
Reinsurance assumed	1,247	1,204	1,192
Reinsurance ceded	(548)	(521)	(504)
Policy charges and fee income	$5,574	$5,944	$6,029

Direct policyholders’ benefits	$41,148	$34,861	$32,514
Reinsurance assumed	5,913	7,024	5,659
Reinsurance ceded	(3,574)	(3,427)	(3,114)
Policyholders’ benefits	$43,487	$38,458	$35,059

Reinsurance recoverables at December 31, are as follows:

	2022	2021
	(in millions)
Individual and group annuities(1)	$2,074	$185
Life insurance(2)	6,422	6,770
Other reinsurance	387	396
Total reinsurance recoverables(3)(4)	$8,883	$7,351
__________
(1)Primarily represents reinsurance recoverables established under the reinsurance agreement with FLIAC in which the Company assumed all its indexed variable annuities of $1,986 million as of December 31, 2022. Also includes reinsurance recoverables established under the reinsurance agreement with Union Hamilton related to the ceding of certain embedded derivative liabilities associated with the Company’s guaranteed benefits of $24 million and $110 million as of December 31, 2022 and 2021, respectively.
(2)Includes reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the Hartford Life Business of $1,943 million and $2,178 million as of December 31, 2022 and 2021, respectively. The Company has also recorded reinsurance payables related to the Hartford Life Business acquisition of $1,188 million and $1,341 million as of December 31, 2022 and 2021, respectively.
(3)Net of $(15) million and $(10) million of loss allowance as of December 31, 2022 and 2021, respectively.
(4)Excludes reinsurance recoverables of $30 million related to “Asset held-for-sale” operations as of December 31, 2021. See Note 1 for additional information.

Excluding the reinsurance recoverables associated with the acquisition of the Hartford Life Business, four major reinsurance companies account for approximately 64% of the reinsurance recoverables as of December 31, 2022. The Company periodically reviews the financial condition of its reinsurers, amounts recoverable therefrom, and unearned reinsurance premium, in order to reduce its exposure to loss from reinsurer insolvencies. Any expected credit losses are reflected in the CECL allowance, after considering any collateral the Company obtained in the form of a trust, letter of credit, or funds withheld arrangement. See Note 2 for additional details regarding CECL. Under the Company’s international longevity reinsurance transactions, the Company obtains collateral from its counterparties to mitigate counterparty default risk.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
15.CLOSED BLOCK

On December 18, 2001, the date of demutualization, PICA established a closed block for certain in-force participating insurance policies and annuity products, along with corresponding assets used for the payment of benefits and policyholders’ dividends on these products, (collectively the “Closed Block”), and ceased offering these participating products. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block division. See Note 22 for financial information regarding the Closed Block. The insurance policies and annuity contracts comprising the Closed Block are managed in accordance with the Plan of Reorganization approved by the New Jersey Department of Banking and Insurance (“NJDOBI”) on December 18, 2001, and PICA is directly obligated for the insurance policies and annuity contracts in the Closed Block.

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

As of December 31, 2022, the Company recognized a policyholder dividend obligation of $3,207 million to Closed Block policyholders for the excess of actual cumulative earnings over expected cumulative earnings; however, due to accumulated net unrealized investment losses in excess of this amount, the policyholder dividend obligation balance as of December 31, 2022 was reduced to zero. At December 31, 2021, the Company recognized a policyholder dividend obligation of $4,387 million, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, accumulated net unrealized investment gains (losses) were reflected as a policyholder dividend obligation of $3,640 million at December 31, 2021, with a corresponding amount reported in AOCI.

In December of each year, PICA’s Board of Directors takes actions to either increase, continue, or decrease the dividend scale that was in effect on Closed Block policies. These actions taken resulted in decreases of approximately $147 million and $68 million for the years ended December 31, 2020 and 2021, respectively, and an increase of $30 million for the year ended December 31, 2022, in the liability for policyholders’ dividends recognized.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Closed Block liabilities and assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from these liabilities and assets, are as follows:

	2022	2021
	(in millions)
Closed Block liabilities
Future policy benefits	$44,433	$45,596
Policyholders’ dividends payable	617	616
Policyholders’ dividend obligation	0	8,027
Policyholders’ account balances	4,607	4,737
Other Closed Block liabilities	3,495	3,107
Total Closed Block liabilities	53,152	62,083
Closed Block assets
Fixed maturities, available-for-sale, at fair value	29,898	38,160
Fixed maturities, trading, at fair value	900	1,137
Equity securities, at fair value	1,733	2,288
Commercial mortgage and other loans	7,926	8,241
Policy loans	3,637	3,815
Other invested assets	4,254	4,358
Short-term investments	337	557
Total investments	48,685	58,556
Cash and cash equivalents	1,307	451
Accrued investment income	402	392
Other Closed Block assets	162	137
Total Closed Block assets	50,556	59,536
Excess of reported Closed Block liabilities over Closed Block assets	2,596	2,547
Portion of above representing accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(3,458)	3,535
Allocated to policyholder dividend obligation	3,207	(3,640)
Future earnings to be recognized from Closed Block assets and Closed Block liabilities	$2,345	$2,442

Information regarding the policyholder dividend obligation is as follows:

	2022	2021
	(in millions)
Balance, January 1	$8,027	$8,787
Impact from earnings allocable to policyholder dividend obligation	(1,180)	1,468
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(6,847)	(2,228)
Balance, December 31	$0	$8,027

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Closed Block revenues and benefits and expenses for the years ended December 31, are as follows:

	2022	2021	2020
	(in millions)
Revenues
Premiums	$1,698	$1,789	$1,981
Net investment income	1,980	2,514	2,255
Realized investment gains (losses), net	(270)	807	182
Other income (loss)	(447)	880	362
Total Closed Block revenues	2,961	5,990	4,780
Benefits and Expenses
Policyholders’ benefits	2,436	2,557	2,758
Interest credited to policyholders’ account balances	121	124	127
Dividends to policyholders	115	2,794	1,549
General and administrative expenses	302	312	327
Total Closed Block benefits and expenses	2,974	5,787	4,761
Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(13)	203	19
Income tax expense (benefit)	(105)	123	(43)
Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$92	$80	$62

16.INCOME TAXES

The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2022	2021	2020

	(in millions)
Current tax expense (benefit):
U.S.	$214	$1,094	$(571)
State and local	15	24	11
Foreign	480	770	848
Total current tax expense (benefit)	709	1,888	288
Deferred tax expense (benefit):
U.S.	(680)	16	(362)
State and local	1	(1)	1
Foreign	(400)	(229)	(8)
Total deferred tax expense (benefit)	(1,079)	(214)	(369)
Total income tax expense (benefit) on income (loss) before equity in earnings of operating joint ventures	(370)	1,674	(81)
Income tax expense (benefit) on equity in earnings of operating joint ventures	25	33	47
Income tax expense (benefit) on discontinued operations	0	0	0
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(12,063)	(2,314)	1,252
Total income taxes	$(12,408)	$(607)	$1,218

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2022, 2021 and 2020, and the reported income tax expense (benefit) are summarized as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2022	2021(1)	2020(1)

	(in millions)
Expected federal income tax expense (benefit)	$(373)	$1,970	$(68)
Non-taxable investment income	(86)	(292)	(228)
Foreign taxes at other than U.S. rate	11	149	250
Low-income housing and other tax credits	(128)	(126)	(112)
Changes in tax law	(11)	10	(192)
GILTI	101	(1)	(2)
Sale of subsidiary	84	(26)	277
Non-controlling interest	5	(14)	(48)
Non-deductible expenses	21	11	14
Change in valuation allowance	16	13	17
State taxes	13	18	10
Other	(23)	(38)	1
Reported income tax expense (benefit)	$(370)	$1,674	$(81)
Effective tax rate	20.8%	17.8%	25.1%
__________
(1)Prior period amounts have been updated to conform to current period presentation.

The effective tax rate is the ratio of “Total income tax expense (benefit)” divided by “Income before income taxes and equity in earnings of operating joint ventures.” The Company’s effective tax rate for fiscal years 2022, 2021 and 2020 was 20.8%, 17.8% and 25.1%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2022, 2021 and 2020, and the Company’s effective tax rate during the periods presented:

Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $77 million of the total $86 million of 2022 non-taxable investment income, $115 million of the total $292 million of 2021 non-taxable investment income, and $109 million of the total $228 million of 2020 non-taxable investment income. The DRD for the current period was estimated using information from 2021, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

Foreign Taxes at Other Than U.S. Rates. The statutory income tax rate in the Company’s largest non-U.S. tax jurisdiction is approximately 28% in Japan as compared to the U.S. federal income tax rate of 21% applicable for 2022, 2021 and 2020.

The 952 Election. The Company made a tax election, effective for the 2017 and later tax years, to subject earnings from its insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. This election has the effect of reducing the rate at which the Company will incur taxes on these earnings from the approximately 40% tax rate in Brazil to the 21% tax rate in the U.S. In conjunction with this election, the Company remeasured its related deferred tax assets from the previous 45% rate in Brazil to the new rate of 21% in the U.S., which resulted in additional income tax expense at the time of election. The net effect of the lower tax rate was a net increase (decrease) in income tax expense of $(18) million in 2021 and $19 million in 2020. As a result of the issuance of foreign tax credit regulations during 2022 and the uncertainty regarding the creditability of Brazil income taxes in years post-2021, the net effect of the 952 Election for tax years 2017 and after has been reversed in 2022. See Foreign Tax Credit Regulations discussed below.

Foreign Tax Credit Regulations. The Treasury Department and the IRS published Final Regulations in the Federal Register on January 4, 2022, which affect the creditability of certain foreign taxes for U.S. federal income tax purposes. The Final Regulations create uncertainty as to whether a U.S. foreign tax credit may be claimed for taxes paid to Brazil. The ability to claim a foreign tax credit for taxes paid to Brazil impacts the benefit of the election made pursuant to Internal Revenue Code

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Section 952 to subject earnings from the Company’s insurance operations in Brazil to tax in the U.S. in the tax year earned, net of related foreign tax credits. Based on the Company’s analysis and current interpretation of the Final Regulations, a net $31 million tax benefit is reflected as part of the Company’s results for the year ended December 31, 2022 which reflects the net effect of the 952 Election for the tax years 2017 and after. The Final Regulations are complex and have broad application that may also impact the creditability of taxes paid to other foreign jurisdictions, and their full impact to the Company is still being evaluated.

Low-Income Housing and Other Tax Credits. These amounts include credits within the U.S. tax code for the development of affordable housing aiming at low-income Americans, as well as foreign tax credits.

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

Sale of Subsidiary. This line item is primarily related to the difference between tax basis and GAAP basis for subsidiaries sold. See Note 1 for additional information regarding recent dispositions.

GILTI. The GILTI provision applies a minimum U.S. tax to earnings of consolidated foreign subsidiaries in excess of a 10% deemed return on tangible assets of foreign subsidiaries by imposing the U.S. tax rate to 50% of earnings of such foreign affiliates and provides for a partial foreign tax credit for foreign income taxes. In years that the PFI consolidated federal income tax return reports a net operating loss or has a loss attributable to U.S. sources of operations, including as a result of loss carrybacks, the GILTI provision would limit the amount of deductions or credits permissible against GILTI. In 2022, the company incurred $101 million of tax primarily due to foreign tax credit limitations related to the GILTI provisions. These limitations did not have a material impact in 2021 or 2020.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which we operate, including Japan, there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Also, our Japan affiliates have a different tax year than the U.S. calendar tax year used to determine GILTI. Therefore, while many of the countries, including Japan, have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company made the high-tax exception election for the 2020 and 2021 tax years and anticipates to make the high-tax exception election for the 2022 tax year and recorded a lower GILTI cost included in “Total income tax expense” for 2020, 2021 and 2022 as a result of such elections.

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

Other. This line item represents reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Insurance reserves	$0	$296
Net unrealized investment losses	5,903	0
Policyholders’ dividends	59	1,741
Net operating and capital loss carryforwards	186	260
Employee benefits	329	617
Investments	2,485	398
Goodwill and other intangibles	351	149
Deferred tax assets before valuation allowance	9,313	3,461
Valuation allowance	(159)	(147)
Deferred tax assets after valuation allowance	9,154	3,314
Deferred tax liabilities:
Insurance reserves	1,465	0
Net unrealized investment gains	0	9,456
Deferred policy acquisition costs	3,430	3,307
Value of business acquired	181	261
Other	633	116
Deferred tax liabilities	5,709	13,140
Net deferred tax asset (liability)	$3,445	$(9,826)

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

Changes in market conditions during 2022, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, we consider our ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31 2022, based on all available evidence, including capital loss carryback capacity, we concluded that the deferred tax assets related to the unrealized tax capital losses on the available for sale securities portfolios are, more likely than not, expected to be realized.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Federal	State	Foreign Operations	Total
	(in millions)
Balance at January 1, 2020	$3	$127	$6	$136
Charged to costs and expenses	12	5	5	22
Other adjustments	0	(16)	1	(15)
Balance at December 31, 2020	15	116	12	143
Charged to costs and expenses	5	(8)	9	6
Other adjustments	0	(1)	(1)	(2)
Balance at December 31, 2021	20	107	20	147
Charged to costs and expenses	2	16	10	28
Other adjustments	0	(14)	(2)	(16)
Balance at December 31, 2022	$22	$109	$28	$159

The following table sets forth the amount and expiration dates of federal, state and foreign operating, capital loss and tax credit carryforwards for tax purposes, as of the periods indicated:

	As of December 31,
	2022	2021
	(in millions)
Federal net operating and capital loss carryforwards	$0	$327
State net operating and capital loss carryforwards(1)	$1,781	$1,895
Foreign net operating and capital loss carryforwards(2)	$295	$268
Federal foreign tax credit carryforwards(3)	$15	$12
General business credits	$0	$0
__________
(1)Certain state net operating loss carryforwards expire between 2023 and 2042, whereas others have an unlimited carryforward.
(2)$23 million expires between 2023 and 2037 and $272 million has an unlimited carryforward.
(3)Expires between 2028 and 2029. These relate to foreign non-general basket tax credits.

Consistent with the Tax Act of 2017, the Company provides applicable U.S. income tax for all unremitted earnings of the Company’s foreign affiliates. For certain foreign affiliates organized in withholding tax jurisdictions or that may be subject to other foreign country tax upon a remittance, the Company considers the unremitted foreign earnings of those affiliates to be indefinitely reinvested, and therefore does not provide for the withholding tax when calculating its current and deferred tax obligations. For certain other foreign affiliates organized in withholding tax jurisdictions or that may be subject to other foreign country tax upon a remittance, the Company does not consider unremitted earnings indefinitely reinvested, and therefore provides for foreign withholding tax when calculating its current and deferred tax obligations. The following table summarizes the Company’s indefinite reinvestment assertions for jurisdictions in which the Company operates that impose a withholding tax on dividends that is not eliminated by a tax treaty or may be subject to other foreign country tax upon a remittance:

Unremitted earnings are indefinitely reinvested	Unremitted earnings are not indefinitely reinvested
Insurance operations in Chile and China and non-insurance operations in Korea and certain operations in Italy, France and Luxembourg	Insurance operations in Argentina, India, Indonesia, Ghana, Kenya and South Africa, and non-insurance operations in China, India, Taiwan and certain Germany and Luxembourg entities.

During the second and third quarters of 2020, respectively, the Company determined that the earnings of its Korean and Taiwan insurance operations would be repatriated to the United States; accordingly, these earnings were not considered indefinitely reinvested, and the Company recognized an income tax expense of $132 million in “Income (loss) before equity in earnings of operating joint ventures” during 2020. During the second quarter of 2020, the Company changed the permanent investment assertion for Europrisa Management Company S.A (Luxembourg) due to a plan to liquidate the company, which gave rise to an immaterial amount of income tax expense during 2020. The Company made no changes with respect to its repatriation assumptions in 2021. During the first quarter of 2022, the Company changed the permanent investment assertion for certain French and Italian entities due to a plan to permanently reinvest the earnings in these operations, which gave rise to an immaterial amount of income tax expense during 2022.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table sets forth the undistributed earnings of foreign subsidiaries, where the Company assumes indefinite reinvestment of such earnings and for which, in 2022, 2021, and 2020, foreign deferred withholding or other foreign income taxes have not been provided. The net tax liability that may arise if the 2022 earnings were remitted which includes any foreign exchange impacts, is immaterial.

	At December 31,
	2022	2021	2020
	(in millions)
Undistributed earnings of foreign subsidiaries (assuming indefinite reinvestment only for Withholding or other non-U.S. Taxes)	$238	$209	$176

The Company’s “Income (loss) before income taxes and equity in earnings of operating joint ventures” includes income (loss) from domestic operations of $(1,609) million, $7,575 million and $(3,226) million, and income (loss) from foreign operations of $(167) million, $1,806 million and $2,903 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table reconciles the total amount of unrecognized tax benefits at the beginning and end of the periods indicated:

	2022	2021	2020
	(in millions)
Balance at January 1,	$12	$17	$18
Increases in unrecognized tax benefits—prior years	81	4	0
(Decreases) in unrecognized tax benefits—prior years	(1)	(9)	(1)
Increases in unrecognized tax benefits—current year	0	0	0
(Decreases) in unrecognized tax benefits—current year	(8)	0	0
Settlements with taxing authorities	0	0	0
Balance at December 31,	$84	$12	$17
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$84	$12	$0

The Company cannot predict with reasonable accuracy whether there will be any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31 are as follows:

	2022	2021	2020
	(in millions)
Interest and penalties recognized in the Consolidated Statements of Operations	$8	$4	$1

	2022	2021
	(in millions)
Interest and penalties recognized in liabilities in the Consolidated Statements of Financial Position	$15	$7

Listed below are the tax years that remain subject to examination, by major tax jurisdiction, as of December 31, 2022:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Major Tax Jurisdiction	Open Tax Years
United States	2014-2022
Japan	Fiscal years ended March 31, 2018-2022
Korea	2017-2020

The Company participates in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner.

Some of the Company’s affiliates in Japan file a consolidated tax return, while others file separate tax returns. The Company’s affiliates in Japan are subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. The Japanese National Tax Service is conducting a tax audit of The Gibraltar Life Insurance Company Ltd. and conducted tax audits of some non-insurance companies during the reporting period, which have had no material impact on the Company’s 2022, 2021 or 2020 results.

In August 2020, the Company sold an affiliate in South Korea that filed a separate tax return and was subject to audits by the local taxing authority. The general statute of limitations is five years from when the return is filed. During 2020, the Korean tax authority completed a routine tax audit of Prudential of Korea for 2017, 2016, and 2015 tax years. While these activities had no material impact on the Company’s 2022, 2021 or 2020 results, the tax authority raised questions about the treatment of foreign tax credits, for which the Company disagreed and the item is under review at the Tax Tribunal (“TT”) appeal. The Company is responsible via an indemnity for taxes and other costs that may arise from the dispute.

17.SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

The table below presents the Company’s short-term debt at December 31, for the years indicated as follows:

	2022	2021
	($ in millions)
Commercial paper:
Prudential Financial	$25	$25
Prudential Funding, LLC	413	395
Subtotal commercial paper	438	420
Current portion of long-term debt:
Senior Notes	173	0
Mortgage Debt	155	197
Surplus Notes subject to set-off arrangements(1)	500	500
Subtotal Current portion of long-term debt	828	697
Other(2)	9	105
Subtotal	1,275	1,222
Less: Assets under set-off arrangements(1)	500	500
Total short-term debt(3)	$775	$722
Supplemental short-term debt information:
Portion of commercial paper borrowings due overnight	$130	$150
Daily average commercial paper outstanding for the quarter ended	$1,312	$1,414
Weighted average maturity of outstanding commercial paper, in days	98	16
Weighted average interest rate on outstanding commercial paper	4.69%	0.08%
__________
(1)The surplus notes have corresponding assets where rights to set-off exist, thereby reducing the amount of surplus notes.
(2)Includes $9 million drawn on a revolving line of credit held by a subsidiary at December 31, 2022.
(3)Includes Prudential Financial debt of $25 million at both December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company was in compliance with all covenants related to the above debt.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Federal Home Loan Bank of New York

PICA is a member of the FHLBNY. Membership allows PICA access to the FHLBNY’s financial services, including the ability to obtain collateralized loans and to issue collateralized funding agreements. Under applicable law, the funding agreements issued to the FHLBNY have priority claim status above debt holders of PICA. FHLBNY borrowings and funding agreements are collateralized by qualifying mortgage-related assets or U.S. Treasury securities, the fair value of which must be maintained at certain specified levels relative to outstanding borrowings. FHLBNY membership requires PICA to own member stock and borrowings require the purchase of activity-based stock in an amount equal to 4.5% of outstanding borrowings. Under FHLBNY guidelines, if any of PICA’s financial strength ratings decline below A-/A3/A- Negative by S&P/Moody’s/Fitch, respectively, and the FHLBNY does not receive written assurances from the NJDOBI regarding PICA’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Currently there are no restrictions on the term of borrowings from the FHLBNY. All FHLBNY stock purchased by PICA is classified as restricted general account investments within “Other invested assets,” and the carrying value of these investments was $148.7 million and $80.5 million as of December 31, 2022 and 2021, respectively.

NJDOBI permits PICA to pledge collateral to the FHLBNY in an amount of up to 5% of its prior year-end statutory net admitted assets, excluding separate account assets. Based on PICA’s statutory net admitted assets as of December 31, 2021, the 5% limitation equates to a maximum amount of eligible assets of $8.2 billion and an estimated maximum borrowing capacity (after taking into account required collateralization levels) of approximately $7.0 billion. Nevertheless, FHLBNY borrowings are subject to the FHLBNY’s discretion and to the availability of qualifying assets at PICA.

As of December 31, 2022, $2.5 billion of funding agreements remain outstanding under this facility, with maturities ranging from February 2027 to November 2029 and rates ranging from 1.925% to 4.510%. These funding agreements are reflected as “Policyholders’ account balances” on the Consolidated Statements of Financial Position and as such are not included in the table above.

Federal Home Loan Bank of Boston

Prudential Retirement Insurance and Annuity Company (“PRIAC”) was a member of the Federal Home Loan Bank of Boston (“FHLBB”). As a result of the Company’s sale of its Full Service Retirement business to Great-West, which included the sale of all of the outstanding equity interests of PRIAC, the Company is no longer a member of the FHLBB.

Credit Facilities

As of December 31, 2022, the Company maintained syndicated, unsecured committed credit facilities as described below.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Borrowings under each of these credit facilities may be used for general corporate purposes. As of December 31, 2022, the Company was in compliance with the covenants under each of these credit facilities.

In addition to the above credit facilities, the Company had access to $140 million of certain other lines of credit at December 31, 2022, of which $125 million was for the sole use of certain real estate separate accounts. The separate account facilities include loan-to-value ratio requirements and other financial covenants, and recourse on obligations under these facilities is limited to the assets of the applicable separate account. At December 31, 2022, $34 million of these credit facilities were used. The Company also has access to uncommitted lines of credit from financial institutions.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

Long-term Debt

The table below presents the Company’s long-term debt at December 31, for the years indicated as follows:

	Maturity Dates	Rate(1)	December 31,
			2022	2021
			($ in millions)
Fixed-rate notes:
Surplus notes	2025	8.3%	$345	$344
Surplus notes subject to set-off arrangements	2024-2038	2.23%-5.26%	9,460	7,861
Senior notes	2026-2051	1.5%-6.63%	10,115	10,282
Mortgage debt	2027	3.85%	25	24
Floating-rate notes:
Line of Credit	2025	1.35%-5.77%	300	300
Surplus notes subject to set-off arrangements	2024-2037	1.59%-5.14%	2,330	2,330
Mortgage debt(2)	2029	1.01%-1.04%	29	54
Junior subordinated notes(3)	2043-2062	1.55%-6%	9,094	7,618
Subtotal			31,698	28,813
Less: assets under set-off arrangements(4)			11,790	10,191
Total long-term debt(5)			$19,908	$18,622
 __________
(1)Ranges of interest rates are for the year ended December 31, 2022.
(2)Includes $29 million of debt denominated in foreign currency at both December 31, 2022 and 2021.
(3)Includes Prudential Financial debt of $9,047 million and subsidiary debt of $47 million denominated in foreign currency at December 31, 2022.
(4)Assets under set-off arrangements represent a reduction in the amount of surplus notes included in long-term debt, resulting from an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements. These assets include available-for-sale securities that are reported at fair value.
(5)Includes Prudential Financial debt of $19,162 million and $17,673 million at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company was in compliance with all debt covenants related to the borrowings in the table above.

The following table presents the contractual maturities of the Company’s long-term debt as of December 31, 2022:

	Calendar Year
	2024	2025	2026	2027	2028 and thereafter	Total
	(in millions)
Long-term debt	$0	$646	$500	$25	$18,737	$19,908

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The table below presents the Company’s balances related to these issuances, as well as its mortgage debt balance, as of December 31 for the years indicated as follows:

Facility Name	Maturity Date Range	2022 Amount Outstanding	2021 Amount Outstanding
		($ in millions)
Medium-Term Notes	2023-2051	$8,548	$8,544
Senior Notes	2047-2049	1,476	1,469
InterNotes® Retail Notes	2029-2045	264	269
Mortgage Debt(1)	2023-2029	208	274
Total		$10,496	$10,556
__________
(1)Includes $154 million of notes from current portion of long-term debt as of December 31, 2022.

The weighted average interest rate on outstanding Senior Notes, Medium-Term Notes, and InterNotes® Retail Notes, including the effect of interest rate hedging activity, was 4.42% and 4.39% for the years ended December 31, 2022 and 2021, respectively, excluding the effect of debt issued to consolidated subsidiaries.

Mortgage Debt. Mortgage debt decreased by $66 million from December 31, 2021, primarily due to maturities and prepayments of $92 million and foreign exchange fluctuations of $3 million offset by new borrowings in 2022 of $29 million. This mortgage debt is issued by the Company’s subsidiaries and has recourse only to real estate property held for investment by those subsidiaries.

Funding Agreement Notes Issuance Program (“FANIP”). The Company maintains a FANIP in which statutory trusts issue medium-term notes and commercial paper secured by funding agreements issued to the trusts by PICA. These obligations are included in “Policyholders’ account balances” and not included in the foregoing table. See Note 12 for further discussion of these obligations.

Surplus Notes

As of December 31, 2022, PICA had $345 million of fixed-rate surplus notes outstanding. These notes are subordinated to other PICA borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the NJDOBI. The NJDOBI could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2022 and 2021, the Company met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Surplus Notes with Set-Off Arrangements

Agreement Start Date	Maturity Years	Maximum Borrowing Capacity	2022 Amount Outstanding	2021 Amount Outstanding
		($ in millions)
Regulation XXX
2013-2021(1)(2)	2023-2036	$1,750	$1,600	$1,600
2014-2017	2024-2037	2,400	2,330	2,330
2018	2038	1,600	920	920
Guideline AXXX
2013(3)	2033	3,500	3,500	3,500
2017	2037	2,000	1,540	1,466
2020	2032	2,700	2,100	775
Other Notes
2019	2029	4,000	300	100
Total		$17,950	$12,290	$10,691
 __________
(1)Prudential has agreed to reimburse one of the external counterparties for any payment under the credit linked notes funded by it in an amount of up to $0.3 billion.
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Junior Subordinated Notes

Prudential Financial’s junior subordinated notes outstanding are considered hybrid securities that receive enhanced equity treatment from the rating agencies. These notes outstanding, along with their key terms, are as follows:

Issue Date	Principal Amount	Initial Interest Rate	Investor Type	Optional Redemption Date	Interest Rate Subsequent to Optional Redemption Date	Maturity Date
	($ in millions)
Nov-12	$1,500	5.63%	Institutional	6/15/2023	LIBOR + 3.92%	6/15/2043
Mar-13	$500	5.20%	Institutional	3/15/2024	LIBOR + 3.04%	3/15/2044
May-15	$1,000	5.38%	Institutional	5/15/2025	LIBOR + 3.03%	5/15/2045
Sep-17	$750	4.50%	Institutional	9/15/2027	LIBOR + 2.38%	9/15/2047
Aug-18	$565	5.63%	Retail	8/15/2023	5.63%	8/13/2058
Sep-18	$1,000	5.70%	Institutional	9/15/2028	LIBOR + 2.67%	9/15/2048
Aug-20	$500	4.13%	Retail	9/1/2025	4.13%	9/1/2060
Aug-20	$800	3.70%	Institutional	10/1/2030	US Treasury + 3.04%	10/1/2050
Feb-22	$1,000	5.13%	Institutional	2/28/2032	US Treasury + 3.16%	3/1/2052
Aug-22	$1,200	6.00%	Institutional	9/1/2032	US Treasury + 3.23%	9/1/2052
Aug-22	$300	5.95%	Retail	9/1/2027	5.95%	9/1/2062

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

Interest Expense

In order to manage exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issuances. The impact of these derivative instruments is not reflected in the rates presented in the tables above. For those derivative instruments that qualify for hedge accounting, interest expense was less than $1 million, $2 million, and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 5 for additional information regarding the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,562 million, $1,474 million and $1,575 million for the years ended December 31, 2022, 2021 and 2020, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
18.EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans (“Pension Benefits”), which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service (the “traditional formula”), while benefits for other employees are based on an account balance that takes into consideration age, length of service and earnings during their career (the “cash balance formula”). At December 31, 2022, approximately 78% of the Company’s Pension Benefits relate to its domestic qualified pension plan, which initially determined benefits based on the traditional formula. Effective January 1, 2001, active domestic employees covered under this plan were given the option to convert from the traditional formula to the cash balance formula, and all new domestic employees began accruing benefits under the cash balance formula. As of December 31, 2022, approximately 68% and 32% of the benefit obligation under this plan relates to participants under the traditional formula (including all retirees who are receiving an annuity payment) and cash balance formula, respectively. At December 31, 2022, the vast majority of active employees under this plan are accruing benefits under the cash balance formula.

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

The Company modified the Retiree Medical Savings Account (“RMSA”) program, one of the components of Other Postretirement Benefits, in 2022. The RMSA program is no longer offered to employees hired or rehired on or after January 1, 2022, while active employees no longer receive service credits after September 1, 2022, and retirees no longer receive interest credits after December 31, 2022. In addition, effective January 1, 2023, the Company expanded the permitted uses of the RMSA by retirees and added a 25-year time limit for retirees to utilize the RMSA.

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of December 31, 2022 and 2021 is summarized below:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(14,787)	$(15,483)	$(1,793)	$(2,040)
Service cost	(276)	(328)	(13)	(27)
Interest cost	(431)	(364)	(56)	(49)
Plan participants’ contributions	0	0	(27)	(23)
Medicare Part D subsidy receipts	0	0	(6)	(5)
Amendments	(1)	0	0	121
Curtailments	47	0	1	0
Actuarial gains (losses), net(1)	3,242	310	364	55
Settlements	35	24	0	0
Special termination benefits	(4)	(1)	(4)	0
Benefits paid	855	868	185	173
Acquisition/Divestiture	0	13	0	0
Foreign currency changes and other	221	174	1	2
Benefit obligation at end of period	$(11,099)	$(14,787)	$(1,348)	$(1,793)
Change in plan assets
Plan assets at beginning of period	$15,242	$14,897	$1,621	$1,589
Actual return on plan assets	(1,945)	1,059	(282)	174
Employer contributions	176	205	10	8
Plan participants’ contributions	0	0	27	23
Disbursement for settlements	(35)	(24)	0	0
Benefits paid	(855)	(868)	(185)	(173)
Acquisition/Divestiture	0	(5)	0	0
Foreign currency changes and other	(64)	(22)	0	0
Plan assets at end of period	$12,519	$15,242	$1,191	$1,621
Funded status at end of period	$1,420	$455	$(157)	$(172)
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,622	$3,272	$0	$0
Accrued benefit liability	(2,202)	(2,817)	(157)	(172)
Net amount recognized	$1,420	$455	$(157)	$(172)
Items recorded in “Accumulated other comprehensive income (loss)” not yet recognized as a component of net periodic (benefit) cost:
Prior service cost	$(2)	$(5)	$(54)	$(69)
Net actuarial loss	2,466	3,131	222	211
Net amount not recognized	$2,464	$3,126	$168	$142
Accumulated benefit obligation	$(10,661)	$(13,969)	$(1,348)	$(1,793)
__________
(1)For both 2022 and 2021, actuarial gains for pension and other postretirement benefits were primarily driven by an increase in the discount rate.

In addition to the plan assets above, the Company in 2007 established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans ($1,026 million and $1,327 million benefit obligation at December 31, 2022 and 2021, respectively). Assets held in the rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the trust to fund the accrued benefits, vested and unvested, payable on a pre-tax basis to participants in the plans. In addition, the Company may from time to time at its discretion make a withdrawal or request a policy loan from the trust to fund operational or capital needs. The Company did not make any discretionary payments to the trust or receive any withdrawals or policy loans from the trust in either 2022 or 2021. As of December 31, 2022 and 2021, the assets in the trust had a carrying value of $983 million and $1,109 million, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The Company also maintains a separate rabbi trust for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain other non-qualified retirement plans ($58 million and $73 million benefit obligation at December 31, 2022 and 2021, respectively), as well as certain cash-based deferred compensation arrangements. As of December 31, 2022 and 2021, the assets in the trust had a carrying value of $80 million and $102 million, respectively.

Pension benefits for foreign plans comprised 12% of the ending benefit obligation for both 2022 and 2021, respectively. Foreign pension plans comprised 3% and 4% of the ending fair value of plan assets for 2022 and 2021, respectively. There are no material foreign postretirement plans.

Information for pension plans with a projected benefit obligation in excess of plan assets

	2022	2021

	(in millions)
Projected benefit obligation	$2,202	$2,817
Fair value of plan assets	$0	$0

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2022	2021

	(in millions)
Accumulated benefit obligation	$2,072	$2,620
Fair value of plan assets	$0	$0

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

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost	$276	$328	$321	$13	$27	$24
Interest cost	431	364	429	56	49	64
Expected return on plan assets	(866)	(824)	(804)	(102)	(102)	(100)
Amortization of prior service cost	(1)	(3)	(4)	(8)	6	6
Amortization of actuarial (gain) loss, net	160	245	262	6	16	16
Settlements	2	5	9	0	0	0
Curtailments(1)	0	1	0	(7)	0	0
Special termination benefits(2)(3)	4	1	7	4	0	0
Net periodic (benefit) cost	$6	$117	$220	$(38)	$(4)	$10
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
(3)For 2021 and 2020, certain employees were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination or participation in the Voluntary Separation Program that was offered to eligible U.S.-based employees in 2019.

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

The amounts recorded in AOCI as of the end of the period, which have not yet been recognized as a component of net periodic (benefit) cost, and the related changes in these items during the period that are recognized in “Other comprehensive income (loss)” are as follows:

	Pension Benefits		Other Postretirement Benefits
	Prior Service Cost	Net Actuarial (Gain) Loss	Prior Service Cost	Net Actuarial (Gain) Loss
	(in millions)
Balance, December 31, 2019	$(12)	$4,191	$65	$341
Amortization for the period	4	(262)	(6)	(16)
Deferrals for the period(1)	0	42	0	30
Impact of foreign currency changes and other	(2)	1	0	(1)
Balance, December 31, 2020	(10)	3,972	59	354
Amortization for the period	3	(245)	(6)	(16)
Deferrals for the period(2)	0	(545)	(121)	(127)
Impact of foreign currency changes and other	2	(51)	(1)	0
Balance, December 31, 2021	(5)	3,131	(69)	211
Amortization for the period	1	(160)	8	(6)
Deferrals for the period(3)	1	(431)	0	20
Impact of foreign currency changes and other	1	(74)	7	(3)
Balance, December 31, 2022	$(2)	$2,466	$(54)	$222
 __________
(1)For 2020, deferred losses for pension and other postretirement benefits were driven by a decrease in discount rate partially offset by favorable asset performance.
(2)For 2021, deferred gains for pension and other postretirement benefits were driven by an increase in discount rate and favorable asset performance.
(3)For 2022, deferred gains for pension were driven by an increase in discount rate offset partially by unfavorable asset performance. Deferred losses for other postretirement benefits were driven by unfavorable asset performance partially offset by an increase in discount rate.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

The Company’s assumptions related to the calculation of the domestic benefit obligation (end of period) and the determination of net periodic (benefit) cost (beginning of period) are presented in the table below:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted average assumptions
Discount rate (beginning of period)	2.85%	2.55%	3.30%	2.75%	2.40%	3.25%
Discount rate (end of period)	5.45%	2.85%	2.55%	5.55%	2.75%	2.40%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	N/A	N/A	N/A
Expected return on plan assets (beginning of period)	6.00%	5.75%	6.00%	7.00%	6.75%	6.75%
Interest crediting rate (beginning of period)	4.25%	4.25%	4.30%	N/A	N/A	N/A
Interest crediting rate (end of period)	4.25%	4.25%	4.25%	N/A	N/A	N/A
Health care cost trend rates (beginning of period)	N/A	N/A	N/A	6.00%	6.25%	6.25%
Health care cost trend rates (end of period)	N/A	N/A	N/A	6.50%	6.00%	6.25%
For 2022, 2021 and 2020, the ultimate health care cost trend rate after gradual decrease until: 2028, 2028, 2028, (beginning of period)	N/A	N/A	N/A	4.50%	4.50%	4.50%
For 2022, 2021 and 2020, the ultimate health care cost trend rate after gradual decrease until: 2030, 2028, 2028 (end of period)	N/A	N/A	N/A	4.75%	4.50%	4.50%

The domestic discount rate used to value the pension and postretirement obligations at December 31, 2022 and December 31, 2021 is based upon the value of a portfolio of Aa-rated investments whose cash flows would be available to pay the benefit obligation’s cash flows when due. The December 31, 2022 portfolio is selected from a compilation of approximately 420 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. The Aa-rated portfolio is then selected and, accordingly, its value is a measure of the benefit obligation. A single equivalent discount rate is calculated to equate the value of the Aa-rated portfolio to the cash flows for the benefit obligation. The result is rounded to the nearest 5 basis points and the benefit obligation is recalculated using the rounded discount rate.

The pension and postretirement expected long-term rates of return on plan assets for 2022 were determined based upon an approach that considered the allocation of plan assets as of December 31, 2021. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. Expected returns on asset classes are developed using a building-block approach that is forward looking and are not strictly based upon historical returns. The building blocks for equity returns include inflation, real return, a term premium, an equity risk premium, capital appreciation, expenses, the effect of active management and the effect of rebalancing. The building blocks for fixed maturity returns include inflation, real return, a term premium, credit spread, capital appreciation, effect of active management, expenses and the effect of rebalancing.

The Company applied the same approach to the determination of the expected rate of return on plan assets in 2023. The expected rate of return for 2023 is 7.50% and 7.75% for pension and postretirement, respectively.

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

The plan fiduciaries for the Company’s pension and postretirement plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2022 are as follows:

	Pension		Postretirement
	Minimum	Maximum	Minimum	Maximum
Asset Category
U.S. Equities	3%	7%	37%	78%
International Equities	3%	9%	2%	24%
Fixed Maturities	45%	61%	9%	43%
Short-term Investments	0%	14%	0%	23%
Real Estate	3%	18%	0%	0%
Other	5%	36%	0%	0%

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

There were no investments in Prudential Financial Common Stock as of both December 31, 2022 and 2021 for either the pension or postretirement plans.

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

Pension plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed Maturities:
U.S. government securities (federal)	$0	$406	$0	$406	$0	$1,081	$0	$1,081
U.S. government securities (state & other)	0	376	0	376	0	518	0	518
Non-U.S. government securities	0	57	0	57	0	114	0	114
Corporate Debt:
Corporate bonds	0	2,619	0	2,619	0	3,809	0	3,809
Asset-backed	0	46	0	46	0	23	0	23
Collateralized mortgage obligations	0	472	0	472	0	570	0	570
Collateralized loan obligations	0	650	0	650	0	502	0	502
Interest rate swaps(1)	0	11	0	11	0	(1)	0	(1)
Registered investment companies	65	0	0	65	85	0	0	85
Other(2)	17	0	65	82	11	4	42	57
Subtotal fixed maturities	82	4,637	65	4,784	96	6,620	42	6,758
Real Estate:
Partnerships	0	0	1,004	1,004	0	0	998	998
Other:
Partnerships	0	0	1,713	1,713	0	0	1,800	1,800
Hedge funds	0	0	1,455	1,455	0	0	1,304	1,304
Subtotal other	0	0	3,168	3,168	0	0	3,104	3,104
Net assets in the fair value hierarchy	$82	$4,637	$4,237	$8,956	$96	$6,620	$4,144	$10,860

Investments Measured at Net Asset Value, as a Practical Expedient(3):
Pooled separate accounts				$2,347				$2,554
Common/collective trusts				1,131				1,643
United Kingdom insurance pooled funds				85				185
Net assets at fair value				$12,519				$15,242
_______________
(1)Interest rate swaps notional amount is $1,373 million and $433 million for the years ended December 31, 2022 and 2021, respectively.
(2)This category primarily consists of cash and cash equivalents, short-term investments, payables and receivables, and open future contract positions (including fixed income collateral).
(3)The pension plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Changes in Fair Value of Level 3 Pension Assets

	Fixed Maturities	Real Estate	Other
	Other	Partnerships	Partnerships	Hedge Fund
	(in millions)
Fair Value, January 1, 2021	$35	$838	$1,234	$1,327
Actual Return on Assets:
Relating to assets still held at the reporting date	0	128	639	98
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	7	32	(73)	(121)
Transfers in and/or out of Level 3	0	0	0	0
Fair Value, December 31, 2021	$42	$998	$1,800	$1,304
Actual Return on Assets:
Relating to assets still held at the reporting date	0	56	(92)	33
Relating to assets sold during the period	0	0	0	0
Purchases, sales and settlements	23	(50)	5	118
Transfers in and/or out of Level 3	0	0	0	0
Fair Value, December 31, 2022	$65	$1,004	$1,713	$1,455

Postretirement plan asset allocations in accordance with the investment guidelines are as follows:

	As of December 31, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3(3)	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equities:
U.S. equities(1)	$0	$24	$0	$24	$0	$28	$0	$28
International equities	0	8	0	8	0	10	0	10
Subtotal equities	0	32	0	32	0	38	0	38
Fixed Maturities:
Equities(1)	0	11	0	11	0	12	0	12
Subtotal fixed maturities	0	11	0	11	0	12	0	12
Short-term Investments:
Registered investment companies	50	0	0	50	114	0	0	114
Net assets in the fair value hierarchy	$50	$43	$0	$93	$114	$50	$0	$164

Investments Measured at Net Asset Value, as a Practical Expedient(2):
Common/collective trusts				$189				$294
Net assets at fair value				282				458
Variable Life Insurance Policies at contract value				909				1,163
Total net assets				$1,191				$1,621
__________
(1)Prior period amounts have been updated to conform to current period presentation.
(2)The postretirement plan excludes from the fair value hierarchy investments that are measured at NAV per share (or its equivalent) as a practical expedient to estimate fair value.
(3)There were no changes in the fair value of Level 3 postretirement assets from December 31, 2021 through December 31, 2022.

 The expected benefit payments for the Company’s pension and postretirement plans for the years indicated are as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Pension Benefit Payments	Other Postretirement Benefit Payments
	(in millions)
2023	$824	$149
2024	833	151
2025	861	150
2026	880	143
2027	909	136
2028-2032	4,554	555
Total	$8,861	$1,284

The Company anticipates that it will make cash contributions in 2023 of approximately $185 million to the pension plans and approximately $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits for income continuance and health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2022 and 2021 was $30 million and $34 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $77 million, $80 million and $82 million for the years ended December 31, 2022, 2021 and 2020, respectively.

19.EQUITY

Preferred Stock

As of December 31, 2022, 2021 and 2020, the Company had 10,000,000 shares of preferred stock authorized but none issued or outstanding.

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

The changes in the number of shares of Common Stock issued, held in treasury and outstanding, are as follows for the periods indicated:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Common Stock
	Issued	Held In Treasury	Outstanding

	(in millions)
Balance, December 31, 2019	666.3	267.5	398.8
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	6.7	(6.7)
Stock-based compensation programs(1)	0.0	(4.3)	4.3
Balance, December 31, 2020	666.3	269.9	396.4
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	24.5	(24.5)
Stock-based compensation programs(1)	0.0	(4.4)	4.4
Balance, December 31, 2021	666.3	290.0	376.3
Common Stock issued	0.0	0.0	0.0
Common Stock acquired	0.0	14.5	(14.5)
Stock-based compensation programs(1)	0.0	(4.2)	4.2
Balance, December 31, 2022	666.3	300.3	366.0
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

The following table summarizes share repurchases for each of the past three years as well as the share repurchase authorization for 2023, which was approved by the Board of Directors in February 2023:

	January 1, 2023 - December 31, 2023	January 1, 2022 - December 31, 2022	January 1, 2021 - December 31, 2021	January 1, 2020 - December 31, 2020(1)
Total Board authorized share repurchase amount ($ in billions)	$1.0	$1.5	$2.5	$2.0
Total number of shares repurchased under this authorization as of the period end (in millions)	N/A*	14.5	24.5	6.7

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

	Accumulated Other Comprehensive Income (Loss) Attributable to Prudential Financial, Inc.
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2019	$(536)	$28,112	$(3,537)	$24,039
Change in OCI before reclassifications	455	8,112	(70)	8,497
Amounts reclassified from AOCI	57	(883)	280	(546)
Income tax benefit (expense)	76	(1,276)	(52)	(1,252)
Balance, December 31, 2020	52	34,065	(3,379)	30,738
Change in OCI before reclassifications	(1,058)	(9,226)	843	(9,441)
Amounts reclassified from AOCI	(65)	(2,486)	264	(2,287)
Income tax benefit (expense)	(79)	2,634	(241)	2,314
Balance, December 31, 2021	(1,150)	24,987	(2,513)	21,324
Change in OCI before reclassifications	(1,198)	(53,253)	479	(53,972)
Amounts reclassified from AOCI	15	586	157	758
Income tax benefit (expense)	(49)	12,262	(150)	12,063
Balance, December 31, 2022	$(2,382)	$(15,418)	$(2,027)	$(19,827)
__________
(1)Includes cash flow hedges of $2,616 million, $1,019 million and $(168) million as of December 31, 2022, 2021, and 2020, respectively, and fair value hedges of $(54) million, $(35) million, and $0 million as of December 31, 2022, 2021, and 2020, respectively.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,			Affected line item in Consolidated Statements of Operations
	2022	2021	2020
	(in millions)
Amounts reclassified from AOCI(1)(2):
Foreign currency translation adjustment:
Foreign currency translation adjustment	$(15)	$2	$1	Realized investment gains (losses), net
Foreign currency translation adjustment	0	63	(58)	Other income (loss)
Total foreign currency translation adjustment	(15)	65	(57)
Net unrealized investment gains (losses):
Cash flow hedges—Interest Rate	(7)	0	40	(3)
Cash flow hedges—Currency	15	(4)	5	(3)
Cash flow hedges—Currency/Interest rate	897	557	110	(3)
Fair value hedges—Currency	(4)	(6)	(1)	(3)
Net unrealized investment gains (losses) on available-for-sale securities	(1,487)	1,939	729	Realized investment gains (losses), net
Total net unrealized investment gains (losses)	(586)	2,486	883	(4)
Amortization of defined benefit items:
Prior service cost	9	(3)	(2)	(5)
Actuarial gain (loss)	(166)	(261)	(278)	(5)
Total amortization of defined benefit items	(157)	(264)	(280)
Total reclassifications for the period	$(758)	$2,287	$546
__________
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 5 for additional information regarding cash flow and fair value hedges.
(4)See table below for additional information regarding unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.
(5)See Note 18 for information regarding employee benefit plans.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI Loss has been Recognized	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an Allowance for Credit Losses has been Recorded	Net Unrealized Gains (Losses) on All Other Investments(1)	DAC, DSI, VOBA and Reinsurance Recoverables	Future Policy Benefits, Policyholders’ Account Balances and Reinsurance Payables	Policyholders’ Dividends	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2019	$243	$0	$45,096	$(1,585)	$(2,909)	$(3,366)	$(9,367)	$28,112
Reclassification to all other due to implementation of ASU 2016-13(2)	(243)		243				0	0
Net investment gains (losses) on investments arising during the period		47	13,914				(2,665)	11,296
Reclassification adjustment for (gains) losses included in net income		25	(908)				168	(715)
Reclassification adjustment for OTTI losses excluded from net income		(97)	97				0	0
Impact of net unrealized investment (gains) losses				356	(3,679)	(2,526)	1,221	(4,628)
Balance, December 31, 2020	$0	$(25)	$58,442	$(1,229)	$(6,588)	$(5,892)	$(10,643)	$34,065
Net investment gains (losses) on investments arising during the period		41	(15,505)				3,435	(12,029)
Reclassification adjustment for (gains) losses included in net income		10	(2,496)				552	(1,934)
Reclassification due to allowance for credit losses recorded during the period		(3)	3				0	0
Impact of net unrealized investment (gains) losses				686	3,317	2,235	(1,353)	4,885
Balance, December 31, 2021	$0	$23	$40,444	$(543)	$(3,271)	$(3,657)	$(8,009)	$24,987
Net investment gains (losses) on investments arising during the period		(90)	(65,989)				15,176	(50,903)
Reclassification adjustment for (gains) losses included in net income		23	563				(135)	451
Reclassification due to allowance for credit losses recorded during the period		(1)	1				0	0
Impact of net unrealized investment (gains) losses				335	5,641	6,850	(2,779)	10,047
Balance, December 31, 2022	$0	$(45)	$(24,981)	$(208)	$2,370	$3,193	$4,253	$(15,418)
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

Other than the above limitations, the Company’s Retained earnings balance is free of restrictions for the payment of Common Stock dividends; however, Common Stock dividends will be dependent upon financial conditions, results of operations, cash needs, future prospects and other factors, including cash available to Prudential Financial, the parent holding company. The principal sources of funds available to Prudential Financial are dividends and returns of capital from its subsidiaries, loans from its subsidiaries, repayments of operating loans from its subsidiaries, and cash and other highly liquid assets. The primary uses of funds at Prudential Financial include servicing its debt, operating expenses, capital contributions and loans to subsidiaries, the payment of declared shareholder dividends and repurchases of outstanding shares of Common Stock if executed under Board authority. As of December 31, 2022, Prudential Financial had highly liquid assets (excluding amounts held in an intercompany liquidity account) of $4,535 million predominantly including cash, short-term investments, U.S. Treasury securities, obligations of other U.S. government authorities and agencies, and/or foreign government bonds.

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

The risk-based capital (“RBC”) ratio is a primary measure by which the Company and its insurance regulators evaluate the capital adequacy of PICA and the Company’s other domestic insurance subsidiaries. RBC is determined by NAIC-prescribed formulas that consider, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. Insurers that have less statutory capital than required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The Company expects to report RBC ratios as of December 31, 2022 above the regulatory required minimums that would require corrective action and above our “AA” financial strength target levels for PICA.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The following table summarizes certain statutory financial information for the Company’s U.S. insurance subsidiary for the periods indicated:

	PICA
In millions and presented as of or for the year ended	December 31, 2022	December 31, 2021	December 31, 2020
Statutory net income (loss)(1)	$1,116	$966	$1,770
Statutory capital and surplus(1)	$14,049	$19,123	$11,597
__________
(1)Prior year amounts have been updated to conform to finalized statutory filing where applicable.

U.S. Insurance Subsidiaries—Restrictions on Payment of Dividends to Prudential Financial, the Parent Holding Company

With respect to PICA, a New Jersey domiciled insurance subsidiary which is also the Company’s primary domestic insurance subsidiary, New Jersey insurance law provides that, except in the case of extraordinary dividends (as described below), all dividends or other distributions paid by PICA may be paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less cumulative unrealized investment gains and losses and revaluation of assets as of the prior calendar year-end. As of December 31, 2022, PICA’s unassigned surplus less applicable adjustments for cumulative unrealized investment gains was $6,791 million. PICA must give prior notification to the NJDOBI of its intent to pay any such dividend or distribution. Also, if any dividend, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) its statutory net gain from operations excluding realized investment gains and losses for the twelve-month period ending on the preceding December 31, the dividend is considered to be an “extraordinary dividend” and requires the prior approval of the NJDOBI. Under New Jersey insurance law, PICA is permitted to pay an ordinary dividend of up to $1,405 million after April 29, 2023, without prior approval of the NJDOBI.

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

The Japan Financial Services Agency (“FSA”) utilizes a solvency margin ratio to evaluate the capital adequacy of Japanese insurance companies. The solvency margin ratio considers the level of solvency margin capital to a solvency margin risk amount, which is calculated in a similar manner to RBC. As of December 31, 2022, the Company expects The Prudential Life Insurance Company Ltd. (“Prudential of Japan”) and Gibraltar Life both had solvency margin capital in excess of 3.5 times the regulatory required minimums that would require corrective action.

All of the Company’s domestic and international insurance subsidiaries have capital and surplus levels that exceed their respective regulatory minimum requirements, and none utilized prescribed or permitted practices that vary materially from the practices prescribed by the NAIC or equivalent regulatory bodies for results reported as of December 31, 2022 and 2021, respectively, or for the years ended December 31, 2022, 2021 and 2020, respectively.

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

For the year ended December 31, 2022, Prudential Financial received $1,313 million from its international insurance subsidiaries. In addition to paying Common Stock dividends, the Company’s international insurance operations may return

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
capital to Prudential Financial through, or facilitated by, other means, such as the repayment of Preferred Stock obligations held by Prudential Financial or other affiliates, affiliated lending, affiliated derivatives and reinsurance with U.S.- and Bermuda-based affiliates. The Company’s Japan insurance operations have entered into reinsurance agreements with Gibraltar Re, the Company’s Bermuda-based reinsurance affiliate, to reinsure the mortality and morbidity risk associated with a portion of the in-force contracts as well as newly-issued contracts for certain products. The Company expects these transactions will allow it to more efficiently manage its capital and risk profile. The current regulatory fiscal year end for both Prudential of Japan and Gibraltar Life is March 31, 2023, after which time the common stock dividend amount permitted to be paid without prior approval from the FSA can be determined.

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

20.EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted per share computations of Common Stock based on the consolidated earnings of Prudential Financial for the years ended December 31, is as follows:

	2022			2021			2020
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Net income (loss)	$(1,462)			$7,794			$(146)
Less: Income (loss) attributable to noncontrolling interests	(24)			70			228
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards	25			115			21
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(1,463)	372.3	$(3.93)	$7,609	387.2	$19.65	$(395)	395.8	$(1.00)
Effect of dilutive securities and compensation programs
Add: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Basic	$25			$115			$21
Less: Dividends and undistributed earnings allocated to participating unvested share-based payment awards—Diluted	25			115			21
Stock options		0.0			0.7			0.0
Deferred and long-term compensation programs		0.0			2.2			0.0
Diluted earnings per share(1)
Net income (loss) attributable to Prudential Financial available to holders of Common Stock	$(1,463)	372.3	$(3.93)	$7,609	390.1	$19.51	$(395)	395.8	$(1.00)
__________
(1)For the years ended December 31, 2022 and 2020, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because dilutive shares and dilutive earnings per share are not applicable when a net loss is reported. As a result of the net loss attributable to Prudential Financial available to holders of Common Stock for the year ended December 31, 2022 and 2020, all potential stock options and compensation programs were considered antidilutive.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and included in the computation of earnings per share pursuant to the two-class method. Under this method, earnings attributable to Prudential Financial are allocated between Common Stock and the participating awards, as if the awards were a second class of stock. During periods of net income available to holders of Common Stock, the calculation of earnings per share excludes the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. In the event of a net loss available to holders of Common Stock, undistributed earnings are not allocated to participating securities and the denominator excludes the dilutive impact of these securities as they do not share in the losses of the Company. Undistributed earnings allocated to participating unvested share-based payment awards for the years ended December 31, 2022, 2021 and 2020, as applicable, were based on 4.9 million, 5.8 million and 4.9 million of such awards, respectively, weighted for the period they were outstanding.

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

	2022		2021		2020
	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share	Shares	Exercise Price Per Share
	(in millions, except per share amounts, based on weighted average)
Antidilutive stock options based on application of the treasury stock method	0.5	$108.19	1.0	$102.54	3.3	$82.06
Antidilutive stock options due to net loss available to holders of Common Stock	0.4		0.0		0.4
Antidilutive shares based on application of the treasury stock method	0.1		0.0		0.2
Antidilutive shares due to net loss available to holders of Common Stock	2.0		0.0		1.6
Total antidilutive stock options and shares	3.0		1.0		5.5

21.SHARE-BASED PAYMENTS

Omnibus Incentive Plan

Prudential Financial, Inc.’s Omnibus Incentive Plan provides stock-based awards including stock options, stock appreciation rights, restricted stock shares, restricted stock units, stock settled performance shares, and cash settled performance units. Dividend equivalents are generally provided on restricted stock shares and restricted stock units outstanding as of the record date. Dividend equivalents are generally accrued on target performance shares and units outstanding as of the record date. These dividend equivalents are paid only on the performance shares and units released up to a maximum of the target number of shares and units awarded. Generally, the requisite service period is the vesting period. There were 14,546,451 authorized shares available for grant under the Omnibus Incentive Plan as of December 31, 2022.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Compensation cost for employee stock options is based on the fair values estimated on the grant date. Under the Omnibus Incentive Plan, the fair value of each stock option award is estimated using a binomial option pricing model on the date of grant for stock options issued to employees. For the awards related to the Assurance IQ acquisition, the fair value of each stock option award is based on its intrinsic value on the date of grant. There were no stock options granted in either 2022 or 2021.

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

The following table summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock units, performance shares and performance units for the years ended December 31:

	2022		2021		2020
Omnibus Incentive Plan:	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit	Total Compensation Cost Recognized (1)	Income Tax Benefit
	(in millions)
Employee stock options	$1	$0	$2	$0	$11	$3
Employee restricted stock units	189	44	178	41	162	38
Employee performance shares and performance units	18	4	88	20	53	12
Total	$208	$48	$268	$61	$226	$53
__________
(1) Compensation costs related to retirement eligible participants are recorded on the grant date (typically in the first quarter of every year).

	2022		2021		2020
Assurance IQ Acquisition:	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$10	$2	$14	$3	$14	$4
Employee restricted stock units	2	1	2	0	2	1
Employee performance shares	0	0	0	0	0	0
Total	$12	$3	$16	$3	$16	$5

Compensation costs related to stock-based compensation plans capitalized in deferred acquisition costs for the years ended December 31, 2022, 2021 and 2020 were de minimis.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
A summary of the status of the Company’s stock option grants is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	3,034,103	$87.54	211,462	$2.12
Granted	0	0.00	0	0.00
Exercised	(814,771)	73.34	(143,640)	2.41
Forfeited	(1,784)	95.79	(12,375)	1.29
Expired	(11,179)	108.33	(1,679)	2.67
Outstanding at December 31, 2022	2,206,369	$92.67	53,768	$1.49
Exercisable at December 31, 2022	2,007,611	$92.35	27,753	$1.19

There were no stock options granted for the years 2022 or 2021. The weighted average grant date fair value of employee stock options granted under the Omnibus Incentive Plan during the year ended December 31, 2020 was $18.00. No Assurance IQ acquisition related options were granted in 2022, 2021 or 2020.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $33 million, $48 million, and $13 million, respectively. For the Assurance IQ acquisition related awards, the total intrinsic value of employee stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $15 million, $15 million and $10 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2022 is as follows:

	Employee Stock Options
	Omnibus Incentive Plan		Assurance IQ Acquisition
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	3.88 years	$21	5.91 years	$5
Exercisable	3.64 years	$20	5.84 years	$3

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

A summary of the Company’s restricted stock units, performance shares and performance unit awards under the Omnibus Incentive Plan is as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share and Performance Unit Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2021	5,803,389	$88.62	2,159,490	$88.46
Granted	1,908,925	119.71	606,171	121.29
Forfeited	(257,871)	98.59	(20,381)	94.94
Performance adjustment (2)	0	0.00	(40,081)	90.75
Released	(2,463,403)	89.68	(644,025)	90.50
Restricted at December 31, 2022	4,991,040	$99.48	2,061,174	$97.44
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

A summary of the Company’s restricted stock units and performance share awards related to the Assurance IQ acquisition is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Awards(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2021	36,812	$87.67	1,327,936	$88.50
Granted	0	0.00	0	0.00
Forfeited	(768)	87.67	(423,128)	88.10
Performance adjustment(2)	0	0.00	(904,808)	88.55
Released	(17,008)	87.67	0	0.00
Restricted at December 31, 2022	19,036	$87.67	0	$0.00
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
(2)Represents the difference between the target units granted and the actual units awarded based upon the attainment of performance goals for the Company. Performance share awards related to the Assurance IQ acquisition have been reduced to zero as they did not reach the predetermined targets noted above during the performance period, which ended on December 31, 2022.

The fair market value of restricted stock units, performance shares and performance units released under the Omnibus Incentive Plan for the years ended December 31, 2022, 2021 and 2020 was $366 million, $155 million and $191 million, respectively. The fair market value of restricted stock units for the Assurance IQ acquisition related awards under the Omnibus Incentive Plan for the years ended December 31, 2022, 2021 and 2020 was $2 million, $3 million and $2 million.

The weighted average grant date fair value for restricted stock units granted under the Omnibus Incentive Plan during the years ended December 31, 2022, 2021 and 2020 was $119.71, $81.82 and $93.88, respectively. The weighted average grant date fair value for performance shares and performance units granted under the Omnibus Incentive Plan during the years ended December 31, 2022, 2021 and 2020 was $121.29, $81.43 and $95.42, respectively. There were no restricted stock units granted for the Assurance IQ acquisition during the year ended December 31, 2022, 2021 and 2020. There were no performance shares granted for the Assurance IQ acquisition in 2022 or 2021. The weighted average grant date fair value for performance shares granted for the Assurance IQ acquisition during the year ended December 31, 2020 was $63.30.

Unrecognized Compensation Cost

Unrecognized compensation cost for stock options under the Omnibus Incentive Plan as of December 31, 2022 was less than $1 million with a weighted average recognition period of 0.12 years. Unrecognized compensation cost for restricted stock units, performance shares and performance units under the Omnibus Incentive Plan as of December 31, 2022 was $174 million with a weighted average recognition period of 1.83 years. Unrecognized compensation cost for stock options related to the Assurance IQ acquisition as of December 31, 2022 was $2.07 million with a weighted average recognition period of 0.90 years. Unrecognized compensation cost for restricted stock units and performance shares related to the Assurance IQ acquisition as of December 31, 2022 was $1.85 million with a weighted average recognition period of 1.21 years.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

Tax Benefits Realized

The Company’s tax benefit realized for exercises of stock options under the Omnibus Incentive Plan during the years ended December 31, 2022, 2021 and 2020 was $8 million, $12 million and $3 million, respectively. The tax benefit realized for exercises of stock options related to the Assurance IQ acquisition during the years ended December 31, 2022, 2021 and 2020 was $4 million, $4 million and $3 million , respectively.

The Company’s tax benefit realized upon vesting of restricted stock units, performance shares and performance units under the Omnibus Incentive Plan for the years ended December 31, 2022, 2021 and 2020 was $75 million, $30 million and $44 million, respectively. The tax benefit realized upon vesting of restricted stock units and performance shares related to the Assurance IQ acquisition during the years ended December 31, 2022, 2021 and 2020 was less than $1 million, $1 million and $1 million, respectively.

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of stock options, the release of restricted stock units and performance shares. The Company uses cash to settle performance units. The amount of cash used to settle performance units during the years ended December 31, 2022, 2021 and 2020 was $1 million, $1 million and $2 million, respectively.

22. SEGMENT INFORMATION

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

The U.S. Businesses offer a broad range of products and solutions that cover protection, retirement, savings, income and investment needs. The U.S. Businesses are organized into four segments:

•The Retirement Strategies segment, including the Institutional and Individual Retirement Strategies businesses, respectively provides a broad range of retirement investment and income products and services to retirement plan sponsors in the public, private and not-for-profit sectors, and develops and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent and affluent markets.

•The Group Insurance segment provides a full range of group life, long-term and short-term group disability, and group corporate-, bank- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
•The Individual Life segment develops and distributes variable life, universal life and term life insurance products primarily to the U.S. mass middle, mass affluent and affluent markets.

•The Assurance IQ segment leverages data science and technology to primarily distribute third-party products (such as Medicare, life, health, and property and casualty products) and proprietary insurance products directly to retail shoppers, primarily through its digital and agent channels. Additionally, Assurance IQ may help customers fulfill financial wellness needs by matching them with other product providers or intermediaries.

The International Businesses develops and distributes life insurance, retirement products and certain accident and health products with fixed benefits to mass affluent and affluent customers through our Life Planner operations in Japan, Brazil, Argentina and Mexico. Our Gibraltar Life and Other operations also provide similar products, as well as advisory and administration services to broad middle income and mass affluent customers across Japan, and through our joint ventures in Chile, China, India and Indonesia, and our strategic investments in Ghana, Kenya and South Africa through multiple distribution channels (including banks, independent agencies and Life Consultants).

The Closed Block division includes certain in-force participating insurance and annuity products and corresponding assets that are used for the payment of benefits, expenses and policyholders’ dividends related to these products, as well as certain related assets and liabilities. In connection with demutualization, the Company ceased offering these participating products. The Closed Block division is accounted for as a divested business that is reported separately from the Divested and Run-off Businesses that are included in the Company’s Corporate and Other operations. See Note 15 for additional information regarding the Closed Block.

Corporate and Other Operations consists primarily of: (1) capital that is not deployed in any business segment; (2) investments not allocated to business segments, including debt-financed investment portfolios, and tax credit and other tax-enhanced investments financed by business segments; (3) capital debt, including any related interest expense and financing costs, that is used or will be used to meet the capital requirements of the Company; (4) our qualified and non-qualified pension and other employee benefit plans, after allocations to business segments; (5) corporate-level activities, after allocations to business segments, including strategic expenditures, acquisition and disposition costs, corporate governance, corporate advertising, philanthropic activities, deferred compensation, and costs related to certain contingencies and legal matters; (6) expenses associated with the multi-year plan of programs that span across our businesses and the functional areas that support those businesses; (7) certain retained obligations relating to pre-demutualization policyholders; (8) impacts of risk management activities pursuant to our Risk Appetite Framework; (9) the foreign currency income hedging program used to hedge certain non-U.S. dollar denominated earnings in our International Businesses segment; (10) intercompany arrangements with our International Businesses and PGIM segments to translate certain non-U.S. dollar-denominated earnings at fixed currency exchange rates; and (11) transactions with and between other segments, including the elimination of intercompany transactions for consolidation purposes.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

As discussed in Note 1, during 2022 the Company recorded out of period adjustments within the Individual Life business resulting in an aggregate net benefit of $125 million to “Income (loss) from continuing operations before income taxes and equity in earnings of operating joint ventures” for the year ended December 31, 2022. These adjustments resulted in an aggregate $310 million benefit to the Company’s pre-tax adjusted operating income for the year ended December 31, 2022, reflected within the Individual Life segment.

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

The following table sets forth the significant components of “Realized investment gains (losses), net” that are included in adjusted operating income and, as a result, are reflected as adjustments to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net gains (losses) from(1):
Terminated hedges of foreign currency earnings	$22	$33	$72
Current period yield adjustments	$515	$526	$293
Principal source of earnings	$245	$96	$57
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP, so the resulting profits or losses are recorded in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income.

Current Period Yield Adjustments. The Company uses interest rate and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For derivative contracts that do not qualify for hedge accounting treatment, the periodic swap settlements, as well as certain other derivative related yield adjustments are recorded in “Realized investment gains (losses), net,” and are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. In certain instances, when these derivative contracts are terminated or offset before their final maturity, the resulting realized gains or losses are recognized in adjusted operating income over periods that generally approximate the expected terms of the derivatives or underlying instruments in order for adjusted operating income to reflect the after-hedge yield of the underlying instruments. Included in the amounts shown in the table above are gains (losses) on certain derivative contracts that were terminated or offset before their final maturity of $100 million, $66 million and $45 million for the years ended 2022, 2021 and 2020, respectively. As of December 31, 2022, there was a $1,112 million deferred net gain related to certain derivative contracts that were terminated or offset before their final maturity, primarily within the Individual Retirement Strategies business and International Businesses. Also included in the amounts shown in the table above are fees related to synthetic GICs of $113 million, $111 million and $113 million for the years ended 2022, 2021 and 2020, respectively. Synthetic GICs are accounted for as derivatives under U.S. GAAP and, therefore, these fees are recorded in “Realized investment gains (losses), net.” See Note 5 for additional information regarding synthetic GICs.

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

Adjustments related to Realized investment gains (losses), net

The following table sets forth certain other items excluded from adjusted operating income and reflected as an adjustment to “Realized investment gains (losses), net” for purposes of calculating adjusted operating income:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net gains (losses) from:
Investments carried at fair value through net income	$(1,562)	$(123)	$149
Foreign currency exchange movements	$49	$22	$(14)
Other activities	$(33)	$(33)	$(39)

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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
Market experience updates

Market experience updates represent the immediate impacts from changes in current market conditions on estimates of profitability and the impact of those changes on DAC and other costs and reserves, primarily related to variable annuity and variable and universal life products. These amounts are excluded from adjusted operating income, which the Company believes enhances the understanding of underlying performance trends.

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

The Closed Block division is accounted for as a divested business because it consists primarily of certain participating insurance and annuity products that the Company ceased selling at demutualization in 2001. See Note 15 for additional information regarding the Closed Block.

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

Other adjustments

Other adjustments represent all other adjustments that are excluded from adjusted operating income. These primarily include charges related to the impairment of goodwill, as well as certain components of the consideration for business acquisitions, which are recognized as compensation expense over the requisite service periods, and changes in the fair value of contingent consideration.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Reconciliation of adjusted operating income and net income (loss)

The table below reconciles adjusted operating income before income taxes to income before income taxes and equity in earnings of operating joint ventures:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Adjusted operating income before income taxes by segment:
PGIM	$843	$1,643	$1,262
U.S. Businesses:
Institutional Retirement Strategies	1,541	2,178	1,385
Individual Retirement Strategies	2,682	1,901	1,470
Retirement Strategies(1)	4,223	4,079	2,855
Group Insurance	(16)	(455)	(16)
Individual Life	(1,215)	393	(48)
Assurance IQ	(113)	(142)	(88)
Total U.S. Businesses	2,879	3,875	2,703
International Businesses	2,404	3,390	2,952
Corporate and Other	(1,476)	(1,607)	(1,967)
Total segment adjusted operating income before income taxes	4,650	7,301	4,950
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	(5,670)	1,947	(4,140)
Charges related to realized investment gains (losses), net	(531)	(320)	(160)
Market experience updates	781	750	(640)
Divested and Run-off Businesses:
Closed Block division	(32)	140	(24)
Other Divested and Run-off Businesses	9	716	(450)
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(44)	(41)	90
Other adjustments(2)	(939)	(1,112)	51
Consolidated income (loss) before income taxes and equity in earnings of operating joint ventures	$(1,776)	$9,381	$(323)
__________
(1)The Retirement Strategies segment’s results reflect DAC as if the business is a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.
(2)Includes goodwill impairments of $903 million and $1,060 million recorded in the fourth quarters of 2022 and 2021, respectively, related to Assurance IQ. See Note 2 and Note 10 for additional information.

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

	As of December 31,
	2022	2021
	(in millions)
Assets by segment:
PGIM	$48,364	$53,566
U.S. Businesses:
Institutional Retirement Strategies	108,723	114,016
Individual Retirement Strategies	128,888	201,273
Retirement Strategies(1)	237,611	315,289
Group Insurance	38,201	43,286
Individual Life	101,703	118,237
Assurance IQ	847	1,788
Total U.S. Businesses	378,362	478,600
International Businesses	185,555	222,736
Corporate and Other(1)	26,714	122,701
Closed Block division	50,922	59,979
Total assets per Consolidated Statements of Financial Position	$689,917	$937,582
__________
(1)Certain assets are classified as “held-for-sale” as of December 31, 2021. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2022
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$3,622	$94	$2,779	$0	$0	$0	$57	$3
U.S. Businesses:
Institutional Retirement Strategies	19,441	3,653	17,900	17,275	383	0	15	23
Individual Retirement Strategies	5,312	918	2,630	251	331	0	(55)	442
Retirement Strategies	24,753	4,571	20,530	17,526	714	0	(40)	465
Group Insurance	6,123	479	6,139	4,920	153	0	4	5
Individual Life	7,074	2,472	8,289	4,610	927	34	810	481
Assurance IQ	510	3	623	0	0	0	12	0
Total U.S. Businesses	38,460	7,525	35,581	27,056	1,794	34	786	951
International Businesses	20,074	4,966	17,670	13,067	741	47	35	1,276
Corporate and Other	(465)	599	1,011	1	137	0	711	(45)
Total revenues, and benefits and expenses on an adjusted operating income basis	61,691	13,184	57,041	40,124	2,672	81	1,589	2,185
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(5,861)	(23)	(191)	0	(191)	0	0	0
Charges related to realized investment gains (losses), net	(160)	0	371	289	120	0	0	183
Market experience updates	583	0	(198)	(259)	28	0	0	37
Divested and Run-off Businesses:
Closed Block division	2,957	1,976	2,989	2,436	121	115	9	19
Other Divested and Run-off Businesses	845	900	836	897	(434)	2	(2)	5
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(5)	0	39	0	0	0	0	0
Other adjustments	0	0	939	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$60,050	$16,037	$61,826	$43,487	$2,316	$198	$1,596	$2,429

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2021
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$4,493	$157	$2,850	$0	$0	$0	$25	$6
U.S. Businesses:
Institutional Retirement Strategies	15,298	3,921	13,120	12,525	348	0	14	22
Individual Retirement Strategies	4,914	925	3,013	281	359	0	18	559
Retirement Strategies	20,212	4,846	16,133	12,806	707	0	32	581
Group Insurance	6,217	538	6,672	5,482	171	0	3	5
Individual Life	6,897	2,550	6,504	3,219	871	35	752	395
Assurance IQ	558	2	700	0	0	0	11	0
Total U.S. Businesses	33,884	7,936	30,009	21,507	1,749	35	798	981
International Businesses	21,915	5,403	18,525	13,804	799	46	6	1,148
Corporate and Other	(511)	664	1,096	(24)	135	0	645	(55)
Total revenues, and benefits and expenses on an adjusted operating income basis	59,781	14,160	52,480	35,287	2,683	81	1,474	2,080
Reconciling items:
Realized investment gains (losses), net, and related adjustments	2,313	(40)	366	0	366	0	0	0
Charges related to realized investment gains (losses), net	(248)	0	72	(165)	84	0	0	153
Market experience updates	335	0	(415)	(200)	(45)	0	0	(163)
Divested and Run-off Businesses:
Closed Block division	5,947	2,500	5,807	2,557	124	2,794	0	21
Other Divested and Run-off Businesses	2,903	1,667	2,187	979	270	(1)	4	6
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(97)	0	(56)	0	0	0	0	0
Other adjustments	0	0	1,112	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$70,934	$18,287	$61,553	$38,458	$3,482	$2,874	$1,478	$2,097

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2020
Revenues, and benefits and expenses on an adjusted operating income basis by segment	Total Revenues	Net Investment Income	Total Benefits and Expenses	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of DAC
	(in millions)
PGIM	$4,153	$304	$2,891	$0	$0	$0	$19	$8
U.S. Businesses:
Institutional Retirement Strategies	10,051	3,446	8,666	8,009	410	0	20	16
Individual Retirement Strategies	4,440	898	2,970	337	337	0	59	524
Retirement Strategies	14,491	4,344	11,636	8,346	747	0	79	540
Group Insurance	5,786	526	5,802	4,664	206	0	3	8
Individual Life	6,398	2,314	6,446	3,170	848	36	769	367
Assurance IQ	391	2	479	0	0	0	5	0
Total U.S. Businesses	27,066	7,186	24,363	16,180	1,801	36	856	915
International Businesses	21,576	4,982	18,624	13,714	851	40	8	1,204
Corporate and Other	(513)	660	1,454	30	129	0	668	(49)
Total revenues, and benefits and expenses on an adjusted operating income basis	52,282	13,132	47,332	29,924	2,781	76	1,551	2,078
Reconciling items:
Realized investment gains (losses), net, and related adjustments	(4,072)	(39)	68	0	68	0	0	0
Charges related to realized investment gains (losses), net	(134)	0	26	0	(58)	0	0	(115)
Market experience updates	(196)	0	444	261	21	0	0	132
Divested and Run-off Businesses:
Closed Block division	4,766	2,240	4,790	2,757	127	1,549	1	26
Other Divested and Run-off Businesses	4,420	2,077	4,870	2,117	1,599	0	8	100
Equity in earnings of operating joint ventures and earnings attributable to noncontrolling interests	(138)	0	(228)	0	0	0	0	0
Other adjustments	105	0	54	0	0	0	0	0
Total revenue, and benefits and expenses per Consolidated Statements of Operations	$57,033	$17,410	$57,356	$35,059	$4,538	$1,625	$1,560	$2,221

Revenues, calculated in accordance with U.S. GAAP, for the years ended December 31, include the following by geographic location that are 10 percent or more of the Company’s total consolidated revenue:

	2022	2021	2020
	(in millions)
United States	$38,849	$45,286	$30,803
Japan	15,682	18,852	20,028
Other countries	5,519	6,796	6,202
Total PFI consolidated revenue	$60,050	$70,934	$57,033

Intersegment revenues

Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations. The PGIM segment revenues include intersegment revenues, primarily consisting of asset-based management and administration fees, for the years ended December 31, as follows:

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)

	2022	2021	2020
	(in millions)
PGIM segment intersegment revenues	$822	$939	$866

Segments may also enter into internal derivative contracts with other segments. For adjusted operating income, each segment accounts for the internal derivative results consistent with the manner in which that segment accounts for other similar external derivatives.

Asset management and service fees

The table below presents asset management and service fees, predominantly related to investment management activities, for the periods indicated:

	2022	2021	2020
	(in millions)
Asset-based management fees	$3,434	$4,111	$3,615
Performance-based incentive fees	84	147	193
Other fees	544	643	583
Total asset management and service fees	$4,062	$4,901	$4,391

23.COMMITMENTS AND CONTINGENT LIABILITIES

Commitments and Guarantees

Commercial Mortgage Loan Commitments

	December 31,
	2022	2021
	(in millions)
Total outstanding mortgage loan commitments(1)	$1,995	$2,300
Portion of commitment where prearrangement to sell to investor exists	$582	$1,102
__________
(1)Includes commitments of $21 million related to held-for-sale operations as of December 31, 2021. See Note 1 for additional information.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. Commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. In certain of these transactions, the Company prearranges that it will sell the loan to an investor, including to government sponsored entities as discussed below, after the Company funds the loan. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $1 million as of both December 31, 2022 and 2021. The change in allowance is $0 million for both the years ended December 31, 2022 and 2021.

Commitments to Purchase Investments (excluding Commercial Mortgage Loans)

	December 31,
	2022	2021
	(in millions)
Expected to be funded from the general account and other operations outside the separate accounts(1)	$8,376	$10,347
Expected to be funded from separate accounts	$183	$236
__________
(1)Includes commitments of $118 million related to held-for-sale operations as of December 31, 2021. See Note 1 for additional information.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
The Company has other commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the years ended December 31, 2022 or 2021.

Indemnification of Securities Lending and Securities Repurchase Transactions

	December 31,
	2022	2021
	(in millions)
Indemnification provided to certain clients for securities lending and securities repurchase transactions(1)	$5,834	$6,499
Fair value of related collateral associated with above indemnifications(2)	$5,985	$6,635
Accrued liability associated with guarantee	$0	$0
__________
(1)Includes $0 million and $30 million related to securities repurchase transactions as of December 31, 2022 and 2021, respectively.
(2)Includes $0 million and $29 million related to securities repurchase transactions as of December 31, 2022 and 2021, respectively.

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

Guarantees of Asset Values

	December 31,
	2022	2021
	(in millions)
Guaranteed value of third parties’ assets	$84,338	$81,984
Fair value of collateral supporting these assets	$77,693	$83,609
Asset (liability) associated with guarantee, carried at fair value	$1	$1

Certain contracts underwritten by the Retirement Strategies segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives and carried at fair value. The collateral supporting these guarantees is not reflected on the Consolidated Statements of Financial Position.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Indemnification of Serviced Mortgage Loans

	December 31,
	2022	2021
	(in millions)
Maximum exposure under indemnification agreements for mortgage loans serviced by the Company	$2,972	$2,930
First-loss exposure portion of above	$862	$854
Accrued liability associated with guarantees(1)	$33	$41
__________
(1)As of December 31, 2022 and 2021, the accrued liability associated with guarantees includes an allowance for credit losses of $17 million and $20 million. The change in allowance is a reduction of $3 million and $0 million as of December 31, 2022 and 2021, respectively.

As part of the commercial mortgage activities of the Company’s PGIM segment, the Company provides commercial mortgage origination, underwriting and servicing for certain government sponsored entities, such as Fannie Mae and Freddie Mac. The Company has agreed to indemnify the government sponsored entities for a portion of the credit risk associated with certain of the mortgages it services through a delegated authority arrangement. Under these arrangements, the Company originates multi-family mortgages for sale to the government sponsored entities based on underwriting standards they specify, and makes payments to them for a specified percentage share of losses they incur on certain loans serviced by the Company. The Company’s percentage share of losses incurred generally varies from 4% to 20% of the loan balance, and is typically based on a first-loss exposure for a stated percentage of the loan balance, plus a shared exposure with the government sponsored entity for any losses in excess of the stated first-loss percentage, subject to a contractually specified maximum percentage. The Company determines the liability related to this exposure using historical loss experience, and the size and remaining life of the asset. The Company serviced $23,937 million and $22,963 million of mortgages subject to these loss-sharing arrangements as of December 31, 2022 and 2021, respectively, all of which are collateralized by first priority liens on the underlying multi-family residential properties. As of December 31, 2022, these mortgages had a weighted-average debt service coverage ratio of 1.92 times and a weighted-average loan-to-value ratio of 61%. As of December 31, 2021, these mortgages had a weighted-average debt service coverage ratio of 1.93 times and a weighted-average loan-to-value ratio of 63%. The Company had no losses related to indemnifications that were settled for the year ended December 31, 2022 and $2 million of losses for the year ended December 31, 2021.

Other Guarantees

	December 31,
	2022	2021
	(in millions)
Other guarantees where amount can be determined	$57	$47
Accrued liability for other guarantees and indemnifications	$33	$34

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

Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. The accrued liability identified above relates to the sale of POT and represents a financial guarantee of certain insurance obligations of POT. See Note 1 for additional information regarding this sale.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Protection Corporation as a contingency to protect policyholders against the insolvency of life insurance companies in Japan through assessments to companies licensed to provide life insurance.

Assets and liabilities held for insolvency assessments were as follows:

	December 31,
	2022	2021
	(in millions)
Other assets:
Premium tax offset for future undiscounted assessments	$37	$40
Premium tax offset currently available for paid assessments	2	2
Total	$39	$42
Other liabilities:
Insolvency assessments	$29	$35

Assurance IQ Contingent Consideration Liability

In October 2019, the Company completed its acquisition of Assurance IQ, the terms of which included $100 million of contingent consideration that covered the period from January 1, 2020 through December 31, 2022. The contingent consideration liability is reported at fair value, which is determined based on the present value of expected payments under the arrangement, using an internally-developed option pricing model based on a number of assumptions, including certain unobservable assumptions discounted at an estimated market interest rate. The fair value of the liability is updated each reporting period, with changes in fair value reported within “Other income.” The fair value of the contingent consideration liability was zero as of both December 31, 2022 and 2021.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
possible, but not probable, or is probable but not reasonably estimable, no accrual is established but the matter, if potentially material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $250 million. Any estimate is not an indication of expected loss, if any, or the Company’s maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Individual Annuities, Individual Life and Group Insurance

Moreland, Socorro v. PICA, et al.

In June 2020, a putative class action complaint entitled Socorro Moreland v. The Prudential Insurance Company of America; Pruco Life Insurance Company, was filed in the United States District Court for the Northern District of California, alleging that the Company failed to comply with California laws requiring that life insurance policies issued and delivered in California: (i) provide for a 60-day grace period pre-lapse during which a policy must stay in force; (ii) provide a 30-day written notice of pending lapse; and (iii) notify policyowners of their right to designate additional recipients for lapse notices. The complaint asserts claims for violation of California law, breach of contract, unfair competition, and bad faith violation of the implied covenant of good faith and fair dealing, and seeks unspecified damages, declaratory and injunctive relief. In August 2020, defendants filed an answer to the complaint and a motion to stay the action pending the California Supreme Court’s decision, in McHugh v. Protective Life Insurance, on the question of whether the California lapse statutes apply to policies that were in force when the statutes went into effect on January 1, 2013, or solely to policies issued after that date. The Moreland court granted defendants’ motion to stay in October 2020. Subsequently, in August 2021, the California Supreme Court in McHugh determined that the California lapse statutes apply to policies that were in force as of January 1, 2013. In October 2021, the Moreland court lifted the stay order. In December 2022, plaintiff filed a motion for class certification.

Escheatment Litigation

Total Asset Recovery Services, LLC v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC

In December 2017, Total Asset Recovery Services, LLC, on behalf of the State of New York, filed a Second Amended Complaint in the Supreme Court of the State of New York, County of New York, against, among other 19 defendants, Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Insurance Agency, LLC, alleging that the Company failed to escheat life insurance proceeds in violation of the New York False Claims Act. The second amended complaint seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In May 2018, defendants filed a motion to dismiss the Second Amended Complaint. In April 2019, defendants’ motion to dismiss the Second Amended Complaint was granted and plaintiff subsequently filed a Notice of Appeal with the New York State Supreme Court, First Department. In December 2020, the New York Supreme Court, First Department, reversed and vacated the judgment of the trial court and granted leave to plaintiff to file a third amended complaint. In March 2021, the plaintiff filed a third amended complaint asserting claims against all defendants for violation of the New York False Claims Act, and seeking injunctive relief, compensatory and treble damages, attorneys’ fees and costs. In January 2023, the plaintiff filed a Fourth Amended Complaint.

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
Assurance IQ, LLC

The Company has received a civil investigative demand and other inquiries related to the appropriateness of Assurance IQ’s supplemental health product sales and marketing activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other investigations and actions related to this matter.
William James Griffin, et al. v. Benefytt Technologies, Inc., et al. and Assurance IQ, LLC
In February 2021, an amended putative class action complaint entitled William James Griffin, et al. v. Benefytt Technologies, Inc. (f/k/a Health Insurance Innovations, Inc.), Health Plan Intermediaries Holdings, Inc. and Assurance IQ, LLC, was filed in the United States District Court for the Southern District of Florida, alleging that the defendants violated the Racketeering Influenced and Corrupt Organizations Act, and engaged in a conspiracy to defraud customers through the sale of limited indemnity and short term health insurance products to individuals seeking comprehensive medical insurance. The complaint seeks unspecified treble damages, declaratory and injunctive relief. In June 2021, the Company filed a motion to dismiss the amended complaint. In March 2022, the court issued an order granting Assurance IQ, LLC’s motion to dismiss the claims for declaratory and injunctive relief and denying the motion to dismiss as to the remaining claims. In May 2022, plaintiffs filed a second amended complaint narrowing the scope of the putative plaintiff class, and the Company filed its answer. In January 2023, plaintiffs filed a motion for class certification, and in February 2023, plaintiffs filed a third amended complaint.

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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

PRUDENTIAL FINANCIAL, INC.
Notes to Consolidated Financial Statements—(Continued)
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

24.SUBSEQUENT EVENTS

Common Stock Dividend

On February 7, 2023, Prudential Financial’s Board of Directors declared a cash dividend of $1.25 per share of Common Stock, payable on March 16, 2023 to shareholders of record as of February 21, 2023.

Share Repurchase Authorization

On February 7, 2023, Prudential Financial’s Board of Directors authorized the Company to repurchase, at management’s discretion, up to $1.0 billion of its outstanding Common Stock during the period from January 1, 2023 through December 31, 2023.

The timing and amount of any share repurchases under the Company’s share repurchase authorization will be determined by management based on market conditions and other considerations, and such repurchases may be executed in the open market, through derivative, accelerated repurchase and other negotiated transactions and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of internal control over financial reporting as of December 31, 2022 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2023, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2022 (the “Proxy Statement”).

ITEM 11.       EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2022, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to Prudential Financial’s Common Stock. For additional information about our equity compensation plans, see Note 21 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)		(b)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan	10,486,543	(1)	$90.50	(2)	14,546,451
Equity compensation plans approved by security holders—Director Plan	236,703
Equity compensation plans approved by security holders—PSPP(3)					6,101,110
Total equity compensation plans approved by security holders	10,723,246				20,647,561
Equity compensation plans not approved by security holders
Grand Total	10,723,246				20,647,561
__________
(1)Represents 2,260,137 outstanding Options, 5,010,076 outstanding Restricted Units and 3,216,330 outstanding Performance Shares as of December 31, 2022 under our Omnibus Plan. The number of Performance Shares represents the number of shares that would be received based on maximum performance, reduced for cancellations and releases through December 31, 2022. The number of performance shares outstanding as of December 31, 2022 at target (100%) performance factor was 2,061,174. The actual number of performance shares the Compensation Committee will award at the end of each performance period will range between 0% and 165% of the target number of performance shares granted, based upon the achievement of Company financial performance goals selected by the Compensation Committee at the start of the performance period. Performance shares granted to senior management in 2021 also include a performance goal related to diversity and inclusion.
(2)Represents the weighted average exercise price of the Options disclosed in column (a). The weighted average remaining contractual term of these Options is 3.93 years.
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

See the accompanying Exhibit Index.

PRUDENTIAL FINANCIAL, INC.
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2022
(in millions)

Type of Investment	Amortized Cost or Cost(1)	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,372	$26,069	$26,069
Obligations of U.S. states and their political subdivisions	10,179	9,689	9,689
Foreign governments	74,103	73,226	73,226
Asset-backed securities	12,972	12,851	12,851
Residential mortgage-backed securities	2,613	2,417	2,417
Commercial mortgage-backed securities	11,497	10,655	10,655
Public utilities	29,397	25,960	25,960
All other corporate bonds	164,967	146,502	146,502
Redeemable preferred stock	347	350	350
Total fixed maturities, available-for-sale	$335,447	$307,719	$307,719
Fixed maturities, held-to-maturity:
Bonds:
Foreign governments	$725	$853	$725
Residential mortgage-backed securities	143	148	143
All other corporate bonds	430	454	428
Total fixed maturities, held-to-maturity	$1,298	$1,455	$1,296
Equity securities:
Common stocks:
Other common stocks	$3,893	$5,284	$5,284
Mutual funds	1,193	1,612	1,612
Nonredeemable preferred stocks	44	79	79
Perpetual preferred stocks	176	175	175
Total equity securities, at fair value	$5,306	$7,150	$7,150
Fixed maturities, trading	$7,303	$5,951	$5,951
Assets supporting experience-rated contractholder liabilities	2,612		2,844
Commercial mortgage and other loans(2)	56,745		56,745
Policy loans	10,046		10,046
Short-term investments	4,591		4,591
Other invested assets	21,099		21,099
Total investments	$444,447		$417,441
 __________
(1)See Note 3 to the Consolidated Financial Statements for the composition of the Company’s “Assets supporting experience-rated contractholder liabilities, at fair value.”
(2)Includes collateralized commercial mortgage and other loans of $56,284 million and uncollateralized loans of $461 million.

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Financial Positions as of December 31, 2022 and 2021
(in millions)

	2022	2021
ASSETS
Investment contracts from subsidiaries	$0	$1
Fixed maturities, available for sale, at fair value (amortized cost: 2022- $1,719; 2021- $1,052)	1,564	1,072
Equity securities, at fair value (cost: 2022- $25; 2021- $25)	25	25
Other invested assets	2,495	1,958
Total investments	4,084	3,056
Cash and cash equivalents	1,396	1,251
Due from subsidiaries	2,841	3,458
Loans receivable from subsidiaries	8,032	7,876
Investment in subsidiaries	27,047	73,097
Property, plant and equipment	413	428
Income taxes receivable	0	178
Other assets	116	112
TOTAL ASSETS	$43,929	$89,456
LIABILITIES AND EQUITY
LIABILITIES
Due to subsidiaries	$3,705	$3,899
Loans payable to subsidiaries	4,279	5,396
Short-term debt	25	25
Long-term debt	19,162	17,673
Income taxes payable	71	0
Other liabilities	437	587
Total liabilities	27,679	27,580
EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	0	0
Common Stock ($0.01 par value; 1,500,000,000 shares authorized; 666,305,189 shares issued as of December 31, 2022 and December 31, 2021)	6	6
Additional paid-in capital	25,747	25,732
Common Stock held in treasury, at cost (300,342,458 and 290,018,851 shares as of December 31, 2022 and 2021, respectively)	(23,068)	(21,838)
Accumulated other comprehensive income (loss)	(19,827)	21,324
Retained earnings	33,392	36,652
Total equity	16,250	61,876
TOTAL LIABILITIES AND EQUITY	$43,929	$89,456

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
REVENUES
Net investment income	$177	$62	$97
Realized investment gains (losses), net	128	90	(262)
Affiliated interest revenue	387	358	345
Other income (loss)	27	18	110
Total revenues	719	528	290
EXPENSES
General and administrative expenses	71	166	273
Interest expense	1,161	1,088	1,157
Total expenses	1,232	1,254	1,430
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(513)	(726)	(1,140)
Total income tax expense (benefit)	(134)	(130)	(357)
INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(379)	(596)	(783)
Equity in earnings of subsidiaries	(1,059)	8,320	409
NET INCOME (LOSS)	$(1,438)	$7,724	$(374)
Other Comprehensive Income (loss)	(41,151)	(9,414)	6,699
TOTAL COMPREHENSIVE INCOME (LOSS)	$(42,589)	$(1,690)	$6,325

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.
Schedule II
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,438)	$7,724	$(374)
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	1,059	(8,320)	(409)
Realized investment (gains) losses, net	(128)	(90)	262
Dividends received from subsidiaries	3,967	3,239	4,042
Property, plant and equipment	(8)	(4)	(1)
Change in:
Due to/from subsidiaries, net	681	(513)	649
Other, operating	39	63	359
Cash flows from (used in) operating activities	4,172	2,099	4,528
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available-for-sale	76	969	412
Short-term investments	23,529	15,718	18,489
Payments for the purchase of:
Fixed maturities, available for sale	(744)	(500)	(298)
Short-term investments	(24,080)	(13,795)	(20,039)
Capital contributions to subsidiaries	(2,527)	(874)	(386)
Returns of capital contributions from subsidiaries	2,098	430	813
Loans to subsidiaries, net of maturities	(157)	151	(876)
Other, investing	0	7	0
Cash flows from (used in) investing activities	(1,805)	2,106	(1,885)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on Common Stock	(1,817)	(1,814)	(1,766)
Common Stock acquired	(1,488)	(2,500)	(500)
Common Stock reissued for exercise of stock options	163	200	153
Proceeds from the issuance of debt (maturities longer than 90 days)	2,474	—	2,768
Repayments of debt (maturities longer than 90 days)	(1,005)	(1,308)	(2,467)
Repayments of loans from subsidiaries	(1,811)	151	(1,023)
Proceeds from loans payable to subsidiaries	1,386	1,411	166
Net change in financing arrangements (maturities of 90 days or less)	(2)	0	—
Other, financing	(122)	(156)	(74)
Cash flows from (used in) financing activities	(2,222)	(4,016)	(2,743)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145	189	(100)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,251	1,062	1,162
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,396	$1,251	$1,062

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,071	$1,050	$1,088
Cash paid (refunds received) during the period for taxes	$(231)	$(330)	$(482)

NON-CASH TRANSACTIONS DURING THE YEAR
Non-cash capital contributions to subsidiaries	$(620)	$(3,607)	$(1)
Non-cash dividends/returns of capital from subsidiaries	$501	$4,582	$470
Treasury Stock shares issued for stock-based compensation programs	$235	$138	$151

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

In April 2022, the Company completed the sale of Prudential Annuities Life Assurance Corporation (“PALAC”), a subsidiary of Prudential Financial, representing a portion of its in-force traditional variable annuity block of business, to Fortitude Group Holdings, LLC (“Fortitude”). The Company recognized a pre-tax gain on sale of $852 million.

In April 2022, the Company completed the sale of its Full Service Retirement business to Great-West Life & Annuity Insurance Company (“Great-West”), primarily through a combination of (i) the sale of all of the outstanding equity interests of certain legal entities, including Prudential Retirement Insurance and Annuity Company (“PRIAC”); (ii) the ceding of certain insurance policies through reinsurance; and (iii) the sale, transfer and/or novation of certain in-scope contracts and brokerage accounts. The Company recognized a net pre-tax gain on sale of $620 million, as well as a deferred gain of approximately $400 million in 2022, including a post-closing true-up, for the ceding of certain insurance policies through reinsurance to Great-West.

In June 2021, Prudential International Insurance Holdings, Ltd. (“PIIH”), a subsidiary of Prudential Financial, completed the sale of The Prudential Life Insurance Company of Taiwan Inc. (“POT”) to Taishin Financial Holding Co, Ltd. (the “Buyer”) for cash consideration of approximately NT$5.5 billion, equal to approximately $200 million at then current exchange rates. The terms of the transaction included additional contingent consideration tied to the level of yields for the 10-year Taiwanese Government bond for two years after the signing of the transaction and was measured at fair value each period, resulting in the receipt of the maximum contractual amount of $100 million in 2022.

In March 2021, PIIH completed the sale of Pramerica SGR (Italy Investment JV), to UBI Banca for cash consideration of approximately €427 million, equal to approximately $503 million.

In August 2020, PIIH completed the sale of The Prudential Life Company of Korea, Ltd. (“POK”) to KB Financial Group Inc., for cash consideration of approximately ₩2.3 trillion, equal to approximately $1.9 billion. The Company recognized an approximate $800 million after-tax loss on the transaction in 2020.

2.    OTHER INVESTMENTS

Prudential Financial’s other investments as of December 31, 2022 and 2021 consisted primarily of highly liquid debt investments and intercompany enterprise liquidity account funds.

3.    DEBT

A summary of Prudential Financial’s short- and long-term debt is as follows:

			December 31,
	Maturity Dates	Rate(1)	2022	2021
			($ in millions)
Short-term debt:
Commercial paper(2)			$25	$25
Current portion of long-term debt			0	0
Total short-term debt			$25	$25
Long-term debt:
Fixed rate senior notes	2026-2051	1.50%-6.63%	$10,115	$10,109
Junior subordinated notes	2043-2062	3.70%-6.00%	9,047	7,564
Total long-term debt			$19,162	$17,673
 __________
(1)Ranges of interest rates are for the year ended December 31, 2022.
(2)The weighted average interest rate on outstanding commercial paper was 4.35% and 0.12% at December 31, 2022 and December 31, 2021, respectively.

Long-term Debt

In order to manage exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issuances. The impact of these derivative instruments is not reflected in the rates presented in the table above. Interest expense was $0.0 million for both the years ended December 31, 2022 and 2021, as there were no such derivatives that qualified for hedge accounting treatment. Interest expense for these derivatives was $0.4 million for the year ended December 31, 2020.

Schedule of Long-term Debt Maturities

The following table presents Prudential Financial’s contractual maturities for long-term debt as of December 31, 2022:

	Calendar Year
	2024	2025	2026	2027	2028 and thereafter	Total
	(in millions)
Long-term debt	$0	$0	$500	$0	$18,662	$19,162

4.    DIVIDENDS AND RETURNS OF CAPITAL

For the years ended December 31, Prudential Financial received cash dividends and/or returns of capital from the following subsidiaries:

	2022	2021	2020
	(in millions)
Prudential Annuities Holding Company	$74	$73	$120
International Insurance and Investments Holding Companies(1)(2)	1,313	838	3,061
The Prudential Insurance Company of America(3)	2,400	1,100	500
PGIM Holding Company(2)	156	540	399
Prudential Annuities Life Assurance Corporation(3)	2,081	1,057	760
Other Holding Companies	41	62	14
Total	$6,065	$3,670	$4,854
 __________
(1)2020 includes $1,627 million of net proceeds from the sale of POK that were distributed to PFI.
(2)2021 includes $450 million of net proceeds from the sale of Pramerica SGR (Italy Investment JV) and $198 million of net proceeds from the sale of POT that were distributed to PFI.
(3)2022 includes $2,400 million of net proceeds from the sale of PRIAC and $2,081 million of net proceeds from the sale of PALAC that were distributed to PFI.

5.    COMMITMENTS AND GUARANTEES

Prudential Financial has issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2022, there was $420 million outstanding under this commercial paper program.

Prudential Financial has provided guarantees of the payment of principal and interest on intercompany loans between affiliates. As of December 31, 2022, Prudential Financial had issued guarantees of outstanding loans totaling $4.1 billion between international insurance subsidiaries and other affiliates.

In 2013, Prudential Financial entered into a $500 million indemnity and guarantee agreement with Wells Fargo Bank Northwest, N.A. Under this agreement, Prudential Financial guaranteed obligations with respect to an affiliated loan from PICA to an affiliate. The loan proceeds were utilized to construct the Prudential Tower home office in Newark, New Jersey.

Prudential Financial is also subject to other financial guarantees, net worth maintenance agreements and indemnity arrangements, including those made in the normal course of business guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions and dispositions, investments, debt issuances and other transactions, including those provided as part of its ongoing operations that are triggered by, among other things, breaches of representations, warranties or covenants provided by Prudential Financial or its subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2022, Prudential Financial has no accrued liabilities associated with other financial guarantees or indemnity arrangements.

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2022
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$94	$0	$3	$2,791
U.S. Businesses:
Institutional Retirement Strategies	74	76,741	0	17,188	15,397	3,643	17,674	16	217
Individual Retirement Strategies	3,875	6,696	0	22,178	1,821	924	776	795	1,610
Retirement Strategies	3,949	83,437	0	39,366	17,218	4,567	18,450	811	1,827
Group Insurance	143	5,437	249	5,875	5,564	482	5,073	5	1,061
Individual Life	7,819	20,038	0	30,710	3,625	2,466	5,545	399	2,008
Assurance IQ	0	0	0	0	0	3	0	0	1,540
Total U.S. Businesses	11,911	108,912	249	75,951	26,407	7,518	29,068	1,215	6,436
International Businesses	7,800	121,068	77	46,896	14,987	4,970	13,664	1,255	2,539
Corporate and Other	(343)	9,712	1	8,225	500	1,479	597	(63)	1,332
Total PFI excluding Closed Block division	19,368	239,692	327	131,072	41,894	14,061	43,329	2,410	13,098
Closed Block division	169	44,433	0	5,224	1,699	1,976	2,672	19	298
Total	$19,537	$284,125	$327	$136,296	$43,593	$16,037	$46,001	$2,429	$13,396

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2021
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$157	$0	$6	$2,772
U.S. Businesses:
Institutional Retirement Strategies	43	70,105	0	16,601	10,830	3,946	12,899	14	219
Individual Retirement Strategies(1)	3,627	11,040	0	7,028	2,489	929	561	600	1,811
Retirement Strategies	3,670	81,145	0	23,629	13,319	4,875	13,460	614	2,030
Group Insurance	146	5,532	254	6,306	5,580	513	5,654	5	1,013
Individual Life	6,898	21,508	0	30,056	3,255	2,533	3,863	352	1,979
Assurance IQ	0	0	0	0	0	2	0	0	1,799
Total U.S. Businesses	10,714	108,185	254	59,991	22,154	7,923	22,977	971	6,821
International Businesses	7,658	127,574	87	49,545	15,980	5,400	15,014	1,149	2,725
Corporate and Other(2)	(368)	9,087	1	8,448	848	2,307	1,348	(50)	2,013
Total PFI excluding Closed Block division	18,004	244,846	342	117,984	38,982	15,787	39,339	2,076	14,331
Closed Block division	188	45,596	0	13,380	1,789	2,500	5,475	21	311
Total	$18,192	$290,442	$342	$131,364	$40,771	$18,287	$44,814	$2,097	$14,642

PRUDENTIAL FINANCIAL, INC.
Schedule III
Supplementary Insurance Information
As of and for the Year Ended December 31, 2020
(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
PGIM	$0	$0	$0	$0	$0	$304	$0	$8	$2,637
U.S. Businesses:
Institutional Retirement Strategies(3)	39	68,764	0	18,806	6,297	3,470	8,429	8	228
Individual Retirement Strategies	4,689	21,325	0	12,383	2,399	898	664	481	1,771
Retirement Strategies	4,728	90,089	0	31,189	8,696	4,368	9,093	489	1,999
Group Insurance	149	5,176	246	7,470	5,171	516	4,870	8	924
Individual Life	6,196	21,062	0	29,099	3,347	2,279	4,261	406	2,259
Assurance IQ	0	0	0	0	0	2	0	0	533
Total U.S. Businesses	11,073	116,327	246	67,758	17,214	7,165	18,224	903	5,715
International Businesses	7,668	128,682	94	51,476	16,155	4,973	14,676	1,239	2,809
Corporate and Other(3)	77	14,231	1	37,677	1,818	2,728	3,889	45	2,421
Total PFI excluding Closed Block division	18,818	259,240	341	156,911	35,187	15,170	36,789	2,195	13,582
Closed Block division	209	46,762	0	14,295	1,982	2,240	4,433	26	331
Total	$19,027	$306,002	$341	$171,206	$37,169	$17,410	$41,222	$2,221	$13,913
__________
(1)Includes reclassification of “Assets held-for sale” for Deferred Policy Acquisition Costs of $(1,097) million and “Liabilities held-for-sale” for Future Policy Benefits, Losses, Claims, Expenses of $(4,505) million, and Other Policy Claims and Benefits Payable of $(11,750) million. See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2021. The sale was completed in the second quarter of 2022.
(2)Includes reclassification of “Assets held-for sale” for Deferred Policy Acquisition Costs of $(100) million and “Liabilities held-for-sale” for Future Policy Benefits, Losses, Claims, Expenses of $(157) million, and Other Policy Claims and Benefits Payable of $(28,164) million. See Note 1 for details of the assets and liabilities classified as “held-for-sale” as of December 31, 2021. The sale was completed in the second quarter of 2022.
(3)Effective third quarter of 2021, the company is reporting the assets and liabilities of the Full Service Retirement business as "held-for-sale" and has transferred the results of this business to divested and Run-off Businesses within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.
Schedule IV
Reinsurance
As of and For the Years Ended December 31, 2022, 2021 and 2020
($ in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2022
Life Insurance Face Amount In Force	$4,133,602	$858,957	$178,286	$3,452,931	5.2%
Premiums:
Life Insurance	$33,367	$2,216	$4,129	$35,280	11.7%
Accident and Health Insurance	2,826	87	0	2,739	0.0
Total Premiums	$36,193	$2,303	$4,129	$38,019	10.9%
2021
Life Insurance Face Amount In Force	$4,067,801	$835,774	$177,089	$3,409,116	5.2%
Premiums:
Life Insurance	$28,637	$2,289	$5,581	$31,929	17.5%
Accident and Health Insurance	2,986	88	0	2,898	0.0
Total Premiums	$31,623	$2,377	$5,581	$34,827	16.0%
2020
Life Insurance Face Amount In Force	$4,015,943	$887,028	$180,343	$3,309,258	5.4%
Premiums:
Life Insurance	$26,197	$2,199	$4,336	$28,334	15.3%
Accident and Health Insurance	2,894	88	0	2,806	0.0
Total Premiums	$29,091	$2,287	$4,336	$31,140	13.9%

ITEM 16.    FORM 10-K SUMMARY

None.

GLOSSARY

    Throughout this Annual Report on Form 10-K, the Company may use certain abbreviations, acronyms and terms which are defined below.

Prudential Entities

Assurance IQ	Assurance IQ, LLC	POK	The Prudential Life Insurance Company of Korea, Ltd.
Company	Prudential Financial, Inc. and its subsidiaries	POT	The Prudential Life Insurance Company of Taiwan Inc.
PALAC	Prudential Annuities Life Assurance Corporation	PRIAC	Prudential Retirement Insurance and Annuity Company
PFI	Prudential Financial, Inc. and its subsidiaries	Pruco Life	Pruco Life Insurance Company
PGFL	Prudential Gibraltar Financial Life Insurance Co., Ltd.	Prudential	Prudential Financial, Inc. and its subsidiaries
PIIH	Prudential International Insurance Holdings, Ltd.	Prudential Financial	Prudential Financial, Inc.
PHJ	Prudential Holdings of Japan, Inc.	Prudential Funding	Prudential Funding, LLC
PLIC	Prudential Legacy Insurance Company of New Jersey	Prudential Insurance/PICA	The Prudential Insurance Company of America
PLNJ	Pruco Life Insurance Company of New Jersey	Prudential of Japan	The Prudential Life Insurance Company Ltd.
POA	Prudential of Argentina	Registrant	Prudential Financial, Inc.
POB	Prudential of Brazil

Defined Terms

AFS Debt Securities	Fixed maturities, available for sale, at fair value	Guideline AXXX	The Application of the Valuation of Life Insurance Policies Model Regulation
AIG	American International Group	Hartford Financial	Hartford Financial Services Group, Inc.
Allstate	The Allstate Corporation	Hartford Life Business	The Hartford Financial Services Group's individual life insurance business acquired by Prudential Financial
A.M. Best	A.M. Best Company	Holistic Framework	Holistic Framework for Systemic Risk in the Insurance Sector
Board	Prudential Financial's Board of Directors	HTM Debt Securities	Fixed maturities, held-to-maturity, at amortized cost
CIO Organization	Chief Investment Officer Organization	IB	Dynamic Income Benefit
Closed Block	Certain in-force participating insurance and annuity products, along with corresponding assets used for the payment of benefits and policyholders' dividends on these products	ICS	The IAIS’s Risk-based Global Insurance Capital Standard
ComFrame	The Common Framework for the Supervision of Internationally Active Insurance Groups	Moody's	Moody's Investor Service, Inc.
Council	Financial Stability Oversight Council	Morningstar	Morningstar, Inc.
Credit-Linked Note Structures	Agreements with external counterparties providing for the issuance of surplus notes by our captive reinsurers in return for the receipt of credit-linked notes	Other Postretirement Benefits	Certain health care and life insurance benefits provided by the Company for its retired employees, their beneficiaries and covered dependents
DAI	The Prudential Fixed Annuity with Daily Advantage Income Benefit®	PBR	Principle-based reserving approach for life insurance products
Designated Financial Companies	Non-bank financial companies that are subject to stricter standards and supervision	Pension Benefits	Funded and non-funded non-contributory defined benefit pension plans which cover substantially all of the Company’s employees
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act	PGIM	The global investment management businesses of Prudential Financial, Inc.
Exchange Act	The Securities Exchange Act of 1934	Regulation XXX	Valuation of Life Insurance Policies Model Regulation
Fitch	Fitch Ratings Inc.	S&P	Standard & Poor's Rating Services
Fortitude	Fortitude Group Holdings, LLC	Star and Edison Businesses	AIG Star Life Insurance Co., Ltd, AIG Edison Life Insurance Company, AIG Financial Assurance Japan K.K. and AIG Edison Service Co., Ltd., collectively
FRB	Board of Governors of the Federal Reserve System	Tax Act of 2017	The United States Tax Cuts and Jobs Act of 2017
GDPR	The European Union’s General Data Protection Regulation	Union Hamilton	Union Hamilton Reinsurance, Ltd.
Great-West	Great-West Life & Annuity Insurance Company	U.S. GAAP	Accounting principles generally accepted in the United States of America
Generator	Economic Scenario Generator

Acronyms

ABA	Activities-Based Approach	IAIS	International Association of Insurance Supervisors
ACL	Allowance for Credit Losses	IRA	Individual Retirement Account
ALM	Asset Liability Management	IRS	Internal Revenue Service
AOCI	Accumulated Other Comprehensive Income (Loss)	LIBOR	London Inter-Bank Offered Rate
ASC	Accounting Standards Codification	LPs/LLCs	Limited Partnerships and Limited Liability Companies
ASU	Accounting Standards Updates	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AUD	Australian Dollar	MEC	Modified Endowment Contract
BEAT	Base Erosion and Anti-Abuse Tax	MVA	Market Value Adjusted Investment Options
bps	Basis Points	MRB	Market Risk Benefit
CAA	The Consolidated Appropriations Act of 2021	NAIC	National Association of Insurance Commissioners
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net Asset Value
CECL	Current Expected Credit Loss	NFA	National Futures Association
CFC	Capital and Finance Committee	NJDOBI	New Jersey Department of Banking and Insurance
CFTC	Commodity Futures Trading Commission	NOLs	Net Operating Losses
CLO	Collateralized Loan Obligation	NPR	Non-Performance Risk
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NY DFS	New York State Department of Financial Services
COVID-19	2019 Novel Coronavirus	OCI	Other Comprehensive Income (Loss)
DAC	Deferred Policy Acquisition Costs	OECD	Organization of Economic Cooperation and Development
DOL	U.S. Department of Labor	OTC	Over-The-Counter
DRD	Dividend Received Deduction	OTTI	Other-Than-Temporary Impairments
DSI	Deferred Sales Inducements	PCAOB	Public Company Accounting Oversight Board
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	PDI	Prudential Defined IncomeSM
ERC	Enterprise Risk Committee	PFL	Profits Followed by Losses
ERISA	Employee Retirement Income Security Act	PIIA	The Prudential Immediate Income Annuity
ERM	Enterprise Risk Management	PPACA	The Patient Protection and Affordable Care Act
ESG	Environmental, Social and Governance	PPC	Japan Policyholders Protection Corporation
ETFs	Exchange-traded Funds	PPI	Prudential Premier® Investment Variable Annuity
E.U.	The European Union	QPAMs	Qualified Professional Asset Managers
FANIP	Funding Agreement Notes Issuance Program	RAF	Risk Appetite Framework
FASB	Financial Accounting Standards Board	RBC	Risk-Based Capital
FHLBB	Federal Home Loan Bank of Boston	RICO	Racketeer Influenced and Corrupt Organizations Act
FHLBNY	Federal Home Loan Bank of New York	RILA	Registered Index Linked Annuities
FINRA	Financial Industry Regulatory Authority	ROP	Return of Purchase Payment
FIO	Federal Insurance Office	SEC	Securities and Exchange Commission
FLIAC	Fortitude Life Insurance and Annuity Company	SECURE	Setting Every Community up for Retirement Enhancement Act
FSA	Financial Services Agency	SMR	Solvency Margin Ratio framework
FSB	Financial Stability Board	SOFR	Secured Overnight Funding Rate
GICs	Guaranteed Investment Contracts	SVO	Securities Valuation Office
GILTI	Global Intangible Low-Taxed Income	TBA	To Be Announced
GMAB	Guaranteed Minimum Accumulation Benefits	TDR	Troubled Debt Restructuring
GMDB	Guaranteed Minimum Death Benefits	UCITS	Undertakings for the Collective Investment in Transferable Securities
GMIB	Guaranteed Minimum Income Benefits	U.K.	The United Kingdom
GMIWB	Guaranteed Minimum Income and Withdrawal Benefits	URR	Unearned Revenue Reserve
GMWB	Guaranteed Minimum Withdrawal Benefits	U.S.	The United States of America
GSE	Government Sponsored Entities	USD	United States Dollar
G-SII	Global Systemically Important Insurer	VIEs	Variable Interest Entities
HDI	Highest Daily Lifetime Income	VOBA	Value of Business Acquired
IMO	Independent Marketing Organizations
IAIG	Internationally Active Insurance Groups

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

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 22, 2015 Current Report on Form 8-K.

3.2	Amended and Restated By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registrant’s January 30, 2023 Current Report on Form 8-K.

4.1	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.2	Description of Common Stock. Incorporated by reference to Exhibit 4.2 to the Registrant’s December 31, 2020 Annual Report on Form 10-K.

4.3	Description of 4.125% Junior Subordinated Notes. Incorporated by reference to Exhibit 4.3 to the Registrant's December 31, 2020 Annual Report on Form 10-K.

4.4	Description of 5.625% Junior Subordinated Notes. Incorporated by reference to Exhibit 4.4 to the Registrant's December 31, 2020 Annual Report on Form 10-K.

4.5	Description of 5.950% Junior Subordinated Notes.

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

10.11
Revised Form of Terms and Conditions relating to awards in 2013 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2013 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s June 11, 2013 Current Report on Form 8-K.*

10.12
Revised Form of Terms and Conditions relating to awards in 2014 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2014 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 18, 2014 Current Report on Form 8-K.*

10.13
Form of Terms and Conditions relating to awards in 2015 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2015 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.14
Form of Terms and Conditions relating to awards in 2016 under the Prudential Financial, Inc. Omnibus Incentive Plan to the chairman, principal executive officer, principal financial officer and other executive officers of book value units, stock options, performance shares and performance units under the 2016 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 9, 2016 Current Report on Form 8-K.*

10.15
Form of Terms and Conditions relating to awards to executive officers in 2017 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2017 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2017 Current Report on Form 8-K.*

10.16
Form of Terms and Conditions relating to awards to executive officers in 2018 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2018 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2018 Current Report on Form 8-K.*

10.17
Form of Terms and Conditions relating to awards to executive officers in 2019 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares, performance units and book value units under the 2019 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 12, 2019 Current Report on Form 8-K.*

10.18
Form of Terms and Conditions relating to awards to executive officers in 2020 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2020 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 11, 2020 Current Report on Form 8-K.*

10.19
Form of Terms and Conditions relating to awards to executive officers in 2021 under the Prudential Financial, Inc. 2016 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2021 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 10, 2021 Current Report on Form 8-K.*

10.20
Form of Terms and Conditions relating to awards to executive officers in 2022 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2022 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 8, 2022 Current Report on Form 8-K.*

10.21
Form of Terms and Conditions relating to awards to executive officers in 2023 under the Prudential Financial, Inc. 2021 Omnibus Incentive Plan of restricted stock units, stock options, performance shares and book value units under the 2023 Long-Term Incentive Program. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 15, 2023 Current Report on Form 8-K.*

10.22	Prudential Financial, Inc. Clawback Policy effective February 10, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 10, 2015 Current Report on Form 8-K.*

10.23
Annual Incentive Payment Criteria for Executive Officers effective for awards in 2023 in respect of 2022. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 15, 2023 Current Report on Form 8-K.*

10.24
Prudential Financial, Inc. Non-Employee Director Compensation Summary effective February 10, 2015. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2014 Annual Report on Form 10-K.*

10.25
The Prudential Supplemental Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

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

10.29
Fourth Amendment to The Prudential Supplemental Retirement Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2018 Quarterly Report on Form 10-Q.*

10.30
Fifth Amendment to The Prudential Supplemental Retirement Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.30 to the Registrant's December 31, 2020 Annual Report on Form 10-K.*

10.31
Sixth Amendment to the Prudential Supplemental Retirement Plan, effective as of May 1, 2021. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2021 Annual Report on Form 10-K.*

10.32
Prudential Supplemental Employee Savings Plan, as amended and restated effective as of January 1, 2006. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2006 Annual Report on Form 10-K.*

10.33
First Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2008 Quarterly Report on Form 10-Q.*

10.34
Second Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2009. Incorporated by reference to Exhibit 10.38 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.35
Third Amendment to the Prudential Supplemental Employee Savings Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.36
Fourth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of April 1, 2018. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2018 Quarterly Report on Form 10-Q.*

10.37
Fifth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of February 1, 2020. Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2020 Quarterly Report on Form 10-Q.*

10.38
Sixth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of November 1, 2020. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Quarterly Report on Form 10-Q.*

10.39
Seventh Amendment to the Prudential Supplemental Employee Savings Plan, effective as of January 1, 2018. Incorporated by reference to Exhibit 10.38 to the Registrant's December 31, 2020 Annual Report on Form 10-K.*

10.40
Eighth Amendment to the Prudential Supplemental Employee Savings Plan, effective as of May 1, 2021. Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2021 Annual Report on Form 10-K.*

10.41
The Prudential Insurance Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.42
First Amendment to the Prudential Insurance Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.35 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.43
Prudential Financial, Inc. Compensation Plan (amended and restated effective as of November 11, 2008). Incorporated by reference to Exhibit 10.41 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.44
The Prudential Deferred Compensation Plan for Non-Employee Directors (as amended through October 9, 2007). Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2007 Quarterly Report on Form 10-Q.*

10.45
First Amendment to The Prudential Deferred Compensation Plan for Non-Employee Directors, dated November 20, 2008. Incorporated by reference to Exhibit 10.43 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.46
Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors (effective as of January 1, 2011). Incorporated by reference to Exhibit 10.39 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.47
Amendment No. 1 to the Prudential Financial, Inc. 2011 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2015 Quarterly Report on Form 10-Q.*

10.48	Prudential Financial, Inc. 2016 Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.40 to the Registrant’s December 31, 2016 Annual Report on Form 10-K.*

10.49
Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective January 1, 2009). Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.50
PFI Supplemental Executive Retirement Plan (amended and restated effective as of January 1, 2009). Incorporated by reference to Exhibit 10.45 to the Registrant’s December 31, 2008 Annual Report on Form 10-K.*

10.51
First Amendment to the PFI Supplemental Executive Retirement Plan, effective as of January 1, 2010. Incorporated by reference to Exhibit 10.42 to the Registrant’s December 31, 2010 Annual Report on Form 10-K.*

10.52
Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2007 Quarterly Report on Form 10-Q.*

10.53	The Prudential Severance Plan (amended and restated as of October 10, 2019). Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2019 Quarterly Report on Form 10-Q.*

10.54	The First Amendment to the Prudential Severance Plan, dated October 30, 2019.*

10.55	The Second Amendment to the Prudential Severance Plan, dated December 16, 2022.*

10.56
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2023.

Prudential Financial, Inc.

By:	/S/ Kenneth Y. Tanji
Name:	Kenneth Y. Tanji
Title:	Executive Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2023:

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